Form 10-Q
period 1996-03-31
RIVIERA HOLDINGS CORP
filed 1996-05-10
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                              -------------------------------
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                        Commission file number 000-21430
                                              ---------------

                          Riviera Holdings Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Nevada                                     88-0296885
  -------------------------------            ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


2901 Las Vegas Boulevard South, Las Vegas, Nevada                      89109
- -------------------------------------------------------------------------------
    (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number,
  including area code              (702) 794-9527
                      ---------------------------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     As of May 10, 1996 there were 4,800,000 shares of Common Stock, $.001 par value per share, outstanding

                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Independent Accountants' Report                                             2

Condensed Consolidated Balance Sheets at December 31, 1995, and             3
March 31, 1996 (Unaudited)
Condensed Consolidated Statements of Operations
(Unaudited) for the Three Months ended March 31, 1995 and 1996              4

Condensed Consolidated Statements of Cash Flow (Unaudited) for
the Three Months Ended March 31, 1995 and 1996                              5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         8

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and of cash flows for the three month periods ending March 31,1996 and 1995 of the Company. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 27, 1996

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
- ----------------------------------------------------------------------------------------------------


                                                                December 31,             March 31,
                        ASSETS                                    1995                     1996
                                                            ----------------          --------------
                                                                                         Unaudited

CURRENT ASSETS:
  Cash and cash equivalents                                    $  21,962,021          $  27,886,842
  Accounts receivable, net                                         4,334,364              4,227,326
  Inventories                                                      2,186,500              2,664,765
  Prepaid expenses and other assets                                2,601,519              2,496,911
                                                               -------------          -------------

        Total current assets                                      31,084.404             37,275,844

PROPERTY AND EQUIPMENT, NET                                      121,049,407            121,395,964

OTHER ASSETS                                                       4,758,921              3,112,118

RESTRICTED CASH FOR PERIODIC SLOT PAYMENTS                         1,038,721              1,038,725
                                                               -------------          -------------

        TOTAL ASSETS                                           $ 157,931,453          $ 162,822,651
                                                               =============          =============

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                             $  2,321,967          $   1,819,160
  Accounts payable                                                 8,408,298              7,228,745
  Current income taxes payable                                        50,716                746,715
  Accrued interest                                                    20,396              2,940,872
  Other accrued expenses                                           9,575,879              9,453,545
                                                               -------------           ------------
        Total current liabilities                                 10,801,377             12,735,492
                                                               -------------           ------------
DEFERRED INCOME TAXES                                              3,022,999              3,562,999
                                                               -------------           ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                           108,249,315            108,316,163
                                                               -------------           ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  Common Stock ($.001 par value; 20,000,000
      shares authorized; 4,800,000 shares issued
      and outstanding)                                                 4,800                  4,800
  Additional paid-in capital                                      12,536,902             12,536,902
  Retained earnings                                               13,740,181             16,212,750
                                                               -------------           ------------
        Total shareholders' equity                                26,281,883             28,754,452
                                                               -------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 148,355,574           $153,369,106
                                                               =============           ============


            See notes to condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                      (Unaudited)
- -------------------------------------------------------------------------------------------------

                                                                    1995                 1996
                                                                ------------         ------------

REVENUES:
    Casino                                                      $ 19,152,184         $ 20,165,297
    Rooms                                                         10,467,452           11,257,384
    Food and beverage                                              5,525,835            5,828,257
    Entertainment                                                  2,264,010            5,524,502
    Other                                                          2,552,605            2,583,817
                                                                ------------         ------------

                                                                  39,962,086           45,359,257
    Less promotional allowances                                    2,765,766            3,636,262
                                                                ------------         ------------

               Net revenues                                       37,196,320           41,722,995
                                                                ------------         ------------

COSTS AND EXPENSES:
    Direct costs and expenses of operating departments:
        Casino                                                    11,102,415           12,406,998
        Rooms                                                      4,718,799            4,666,563
        Food and beverage                                          3,910,896            3,922,068
        Entertainment                                              1,581,987            3,722,726
        Other                                                        892,435              970,728
    Other operating expenses:
        Selling, general and administrative                        7,223,781            7,460,107
        Provision for bad debts                                      342,490              143,053
        Depreciation and amortization                              1,594,980            1,888,022
                                                                ------------         ------------

               Total costs and expenses                           31,367,783           35,180,265
                                                                ------------         ------------


INCOME FROM OPERATIONS                                             5,828,537            6,542,730
                                                                ------------         ------------



OTHER INCOME (EXPENSE):
    Interest expense                                             (3,139,588)          (3,061,400)
    Interest income                                                  224,631              277,239
                                                                ------------         ------------

               Total other income (expense)                      (2,914,957)          (2,784,161)
                                                                ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                           2,913,580            3,758,569
                                                                ------------         ------------


PROVISION FOR INCOME TAXES                                         1,005,000            1,286,000
                                                                ------------         ------------


NET INCOME                                                      $  1,908,580         $  2,472,569
                                                                ============         ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    - PRIMARY AND FULLY DILUTED                                    4,800,000            5,048,178
                                                                ============         ============


EARNINGS PER COMMON AND COMMON EQUIVALENT
    SHARE - PRIMARY AND FULLY DILUTED                           $       0.40         $       0.49
                                                                ============         ============



See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1995 AND 1996
               (Unaudited)
- -------------------------------------------------------------------------------------------------

                                                                        1995              1996
                                                                    ------------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $1,908,580        $2,472,569
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                 1,594,980         1,888,022
        Provision for bad debts                                         342,490           143,053
        Provision for gaming discounts                                   17,500            13,750
        Interest expense                                              3,139,588         3,061,400
        Interest paid                                                  (200,425)         (140,924)
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                      542,233          (49,765)
        (Increase) decrease in inventories                              (13,190)         (478,265)
        (Increase) decrease in prepaid expenses and other              (203,798)           104,608
        assets
        Decrease in restricted cash for periodic slot payments              (13)                 0
        Increase in accounts payable                                   (112,173)       (1,179,558)
        (Decrease) increase in accrued expenses                         489,134          (122,334)
        Increase (decrease) in current income taxes payable             170,000           695,999
        Increase in deferred income taxes                               235,000           540,000
        Increase in non-qualified pension plan obligation to CEO
               upon retirement                                           99,999           106,177
                                                                    -----------        ----------

        Net cash provided by operating activities                     8,009,905         7,054,732
                                                                    -----------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for property and equipment                  (1,899,168)       (2,234,578)
    Decrease (increase) in other assets                                 208,424         1,646,803
                                                                    -----------        ----------

        Net cash used in investing activities                        (1,690,744)         (587,775)
                                                                    -----------        ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                   40,890            49,179
    Payments on long-term borrowings                                   (628,828)         (591,315)
                                                                    -----------        ----------

        Net cash used in financing activities                          (587,938)         (542,136)
                                                                    -----------        ----------


INCREASE IN CASH AND CASH EQUIVALENTS                                 5,731,223         5,924,821

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       16,425,357        21,962,021
                                                                    -----------        ----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                            $22,156,580       $27,886,842
                                                                    ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    - INCOME TAXES PAID                                                $600,000           $50,000
                                                                    -----------        ----------


See notes to condensed consolidated financial statements

                  RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Riviera Holdings Corporation ("the Company") and its wholly-owned subsidiary Riviera Operating Corporation ("ROC") were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division (the "Hotel & Casino") .

On June 29, 1993, the Company obtained regulatory approval of their gaming application from the State of Nevada. For financial reporting purposes it is assumed the effective date of the plan occurred on midnight June 30, 1993 with the assets and liabilities being transferred from the Hotel & Casino to the Company on July 1, 1993. In connection with the effectiveness of the Plan, the Company and its wholly-owned subsidiary ROC acquired all of the assets of Riviera, Inc. relating to the Hotel & Casino. On the effective date of the Plan, the Company issued to holders of Floating Rate First Mortgage Notes, Floating Rate First Mortgage Reset Notes and Second Series Floating Rate First Mortgage Notes of the Hotel & Casino (a) 120,000 shares of its common stock, par value $.001 per share, pre-split, and (b) an aggregate of $100,000,000 first mortgage notes due December 31, 2002. The Company also issued other notes to unsecured creditors of the Hotel & Casino.

On April 26, 1994, at the annual meeting, the shareholders of the Company approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized shares of Common Stock from 500,000 to 5,000,000 and a ten-for-one stock split. On November 16, 1995, at a special meeting, The Shareholders of the Company voted to increase the total number of authorized shares from 5,000,000 to 20,000,000 with 1,088,580 shares voting for the proposal and 1,200 shares voting against. Accordingly, per share information, average number of shares outstanding and number of shares outstanding in the accompanying condensed consolidated financial statements have been adjusted for the stock split as of the earliest date presented ( March 31, 1995).

Riviera Gaming Management, Inc. ("RGM"), a wholly owned subsidiary, was incorporated in August 1995 in the State of Nevada for the purpose of obtaining management contracts in Nevada and other jurisdictions.

The financial information at March 31, 1996 and for the three months ended March 31, 1996 and 1995, is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months ended March 31, 1996 and for the three months ended March 31, 1995, are not necessarily indicative of the results that will be achieved for the entire year. Certain reclassifications have been made to the 1995 financial statements to conform with the current year presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.

Legal Proceedings

The Company, along with most of the other major hotel-casino companies had been named in a class action lawsuit that had been transferred to the United States District Court, for the State of Nevada. This lawsuit was dismissed on April 24, 1996.

Nature of Operations

The sole line of business of the Company is the operation of the Riviera Hotel and Casino in Las Vegas, Nevada. The Company is engaged in a single industry segment, the operation of a hotel/casino with restaurants and related facilities. Casino operations are subject to extensive regulation in the State of Nevada by the Gaming Control Board and various other state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, for recording casino and other revenues and for granting credit comply in all material respects with the applicable regulations.

Earnings Per Share

Earnings per common and common equivalent share and earnings per common shares assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company for the three months ended March 31, 1995 and the three months ended March 31, 1996:

                                                        Three Months
                                                      Ended March 31,
                                                ------------------------------
                                                 1995                  1996
                                                 ----                  ----
                                                         Unaudited
REVENUES:
     Casino                                     $19,152               $20,165
     Rooms                                       10,467                11,257
     Food and beverage                            5,526                 5,828
     Entertainment                                2,264                 5,525
     Other                                        2,553                 2,584
                                                  -----                 -----
                                                 39,962                45,359
     Less promotional allowances                  2,766                 3,636
                                                  -----                 -----

     Net revenues                                37,196                41,723
                                                 ------                ------

COSTS AND EXPENSES:
     Casino                                      11,102                12,407
     Rooms                                        4,719                 4,667
     Food and beverage                            3,911                 3,922
     Entertainment                                1,582                 3,723
     Other                                          892                   971
     Selling, general and                         7,224                 7,460
     administrative
     Provision for bad debts                        342                   143
                                                    ---                   ---

     Total costs and expenses                    29,772                33,293
                                                 ------                ------

EBITDA (a)                                      $ 7,424                $8,430
                                                =======                ======

NET INCOME                                      $ 1,909                $2,473
                                                =======                ======

(a) "EBITDA" consists of operating income plus depreciation and amortization. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. Management believes that EBITDA gives an indication of the cash generating capacity of the Company and is useful as a comparison with other industry participants.

Comparison of Three Months Ended March 31, 1996 Versus the Three Months Ended March 31, 1995
- -------------------------------------------------------------------------------

Revenues

Net revenues increased $4,527,000 (12.2%) to $41,723,000 for the three months ending March 31, 1996, compared to the quarter ended March 31, 1995. Total casino revenues increased $1,013,000 (5.3%). Slot revenues increased $1,519,000 (12.6%) for the three months ended March 31, 1996 compared to the quarter ended March 31, 1995, due to an increase in promotional programs directed at the slot player. Table games revenue, including baccarat, decreased $726,000 (11.9%) from the prior year. The cash drop(1) increase of $723,000 was partially offset by a decrease in credit drop of $557,000 resulting in a net increase of $166,000 (.5%). The win percentage(2) decreased from 17.8% to 15.6%. The increase in drop represents an increase in win of $29,000 and the decrease in win percentage represents a decrease in win of $755,000. The increase in drop is attributable to special events marketing programs, and the decrease in win percentage is due to the normal fluctuations in table games. Room revenues increased $790,000 (7.6%) to $11,257,000 in the first quarter of 1996 as compared to 1995 and the average room rate increased $1.68. Occupancy increased to 98.8% in 1996 from 95.4% in 1995. First quarter business mix indicates an increase of 8,000 room nights for vacationers, an increase of 8.6% over first quarter 1995. Food and beverage revenues increased $302,000 (5.5%) due primarily to increased covers in the bars and the buffet. Entertainment revenues increased $3,261,000 from $2,264,000 in first quarter 1995 to $5,525,000 in 1996. The Splash production show was closed in the first half of 1995 and accounted for $2,854,000 of the increase in entertainment revenues. Promotional allowances increased $870,000 (31.5%) because of additional show ticket complimentaries offered to promote the Splash II production show, and also because of additional casino and slot marketing programs.

Costs and Expenses

Total costs and expenses increased $3,521,000 (11.83%) in the three months ended March 31, 1996, as compared to 1995. Casino expense increased $1,305,000 (11.8%) as the result of increased promotional allowances and additional special events marketing. Entertainment costs increased $2,141,000 (135.3%) due primarily to Splash II expenses of $2,300,000 in 1996 compared to the absence of Splash expense in 1995. The provision for bad debts decreased $199,000 (58.2%) as a result of the reduction in credit play in the casino, primarily the Mexican baccarat player.

- ----------
(Footnotes)

(1) "Historical Drop" as defined by the regulations of the Nevada Gaming Commission and Gaming Control Board (which is an approximate measure of funds exchanged into chips for use at the Hotel & Casino less credit instruments repaid at the gaming tables).

(2) Win percentage is calculated by dividing table games revenue by Historical Drop.

EBITDA

Earnings before depreciation, interest, taxes, and amortization increased $1,006,000 (13.6%) to $8,430,000 in the first quarter of 1996 compared to 1995.
The increase resulted primarily from increased slot, rooms and entertainment revenues.

Net Income

The Company reported a net income of $2,473,000 in the first quarter of 1996 as compared to $1,909,000 during the same period in 1995, an increase of $564,000 (29.6%). Depreciation and amortization increased $293,000 due to capital improvements that were made since the first quarter of 1995. Federal income tax expense increased $281,000 in the three months ended March 31, 1996.

Liquidity and Capital Resources
- -------------------------------------------------------------------------------

The Company had cash and cash equivalents of $27,887,000 at March 31, 1996, which was an increase of $5,925,000 from the balances at the year ended December 31, 1995. Significant debt service on the bonds and class notes are due in June and December and should be considered in evaluating cash increases in the first and third quarters.

EBIDTA for the three months ended March 31, 1996 and the year ended December 31,1995 was $8,430,000 and $ 27,791,000, respectively, which was adequate to cover the Company's debt service and capital expenditures. Current projections of EBITDA for 1996 are modestly in excess of 1995 and management believes that sufficient cash flow will be available to cover the Company's debt service and enable investment in budgeted capital expenditures of approximately $11,165,0000 for 1996. However, if cash flow does not meet projections, management would defer capital expenditures. In the first three months of 1996 the Company made capital expenditures of $2,235,000.

The following table sets forth the scheduled cash payments required to be made by the Company in respect of principal and interest on the first Mortgage Notes, the Class Notes, and other debts for each year through the maturity dates of the First Mortgage Notes and the Class Notes as of December 31, 1995.

                                                                Pre Funded
                                                              Slot Annuities
                                                                Included in
                                          Total Principal        Principal
 Year        Interest      Principal        and Interest         Payments
 ----        --------      ---------         ------------         --------

 1996      12,061,000      2,322,000          14,383,000           318,000
 1997      11,812,000      2,055,000          13,867,000           318,000
 1998      11,619,000      1,880,000          13,499,000           217,000
 1999      11,425,000      1,844,000          13,269,000           117,000
 2000      11,209,000      1,898,000          13,107,000            68,000

 2001      11,019,000        572,000          11,591,000
 2002      11,000,000    100,000,000         111,000,000
          -----------   ------------        ------------        ----------
          $80,145,000   $110,571,000        $190,716,000        $1,038,000

Cash flow from operations is not expected to be sufficient to pay the principal of the First Mortgage Notes at maturity in 2002. Accordingly, the ability of the Company to repay the First Mortgage Notes at maturity will be dependent upon its ability to refinance the First Mortgage Notes. There can be no assurance that the Company will be able to refinance the principal amount of the First Mortgage Notes.


The First Mortgage Notes may not be redeemed except as set forth below prior to June 1, 1998, and thereafter, may be redeemed at the option of the Company at the following prices (expressed as a percentage of principal amount):


If redeemed during the 12-month period beginning June 1,

                     Year                    Percentage
                     ----                    ----------

                     1998                     104.3125%
                     1999                     102.8750%
                     2000                     101.4375%
                     2001 and thereafter      100.0000%


The First Mortgage Notes provide for mandatory redemption by the Company upon the order of the Nevada Gaming Authorities. The First Mortgage Notes also provide that, in certain circumstances, the Company must offer to repurchase the First Mortgage Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount for the First Mortgage Notes without a refinancing.

During the reorganization proceeding of Riviera, Inc., certain capital expenditures were deferred. Management considers it important to the competitive position of the Hotel & Casino that expenditures be made to upgrade the property. Capital expenditures totaled approximately $5,786,000 in 1993, $8,933,000 in 1994 and $7,836,000 in 1995. Management has budgeted $11,165,000 in 1996 that the Company expects to finance from cash flow.

The Indenture imposes certain financial covenants and restrictions on the Company and ROC, including a minimum consolidated net worth requirement and limitations on the payment of dividends, the incurrence of debt and granting of liens, capital expenditures and mergers and sales of assets. As a result of these restrictions, the ability of the company and ROC to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and ROC may not be able to obtain additional funds. The Company and ROC would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations.

Effective September 8, 1995, the Board of Directors and holders of 94% of the Company's 11% Mortgage Notes ("Notes") approved amendments to certain Note restrictive covenants. Noteholders who consented to the amendments received a $5.00 fee for each $1,000 of Notes.


The amendments are designed to permit the Company's management team to utilize its expertise in turning around troubled gaming properties which are either in, or on the verge of, bankruptcy and managing casinos in so-called "new venues. The Company would expect to make a limited investment and obtain a profit based management contract in properties with which it becomes involved.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RIVIERA HOLDINGS CORPORATION


                                       By /s/ William L. Westerman
                                       ---------------------------
                                       Chairman of the Board and
                                       Chief Executive Officer


                                       By /s/ Duane Krohn
                                       ------------------
                                       Treasurer and
                                       Chief Financial Officer


                                       Date:  May 10, 1996