Form 10-Q/A
period 1996-03-31
RIVIERA HOLDINGS CORP
filed 1996-05-13
CIK 899647

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





DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 27, 1996

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
- ----------------------------------------------------------------------------------------------------


                                                                December 31,             March 31,
                        ASSETS                                    1995                     1996
                                                            ----------------          --------------
                                                                                         Unaudited

CURRENT ASSETS:
  Cash and cash equivalents                                    $  21,962,021          $  27,886,842
  Accounts receivable, net                                         4,334,364              4,227,326
  Inventories                                                      2,186,500              2,664,765
  Prepaid expenses and other assets                                2,601,519              2,496,911
                                                               -------------          -------------

        Total current assets                                      31,084.404             37,275,844

PROPERTY AND EQUIPMENT, NET                                      121,049,407            121,395,964

OTHER ASSETS                                                       4,758,921              3,112,118

RESTRICTED CASH FOR PERIODIC SLOT PAYMENTS                         1,038,721              1,038,725
                                                               -------------          -------------

        TOTAL ASSETS                                           $ 157,931,453          $ 162,822,651
                                                               =============          =============

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                             $  2,321,967          $   1,819,160
  Accounts payable                                                 8,408,298              7,228,745
  Current income taxes payable                                        50,716                746,715
  Accrued interest                                                    20,396              2,940,872
  Other accrued expenses                                           9,575,879              9,453,545
                                                               -------------           ------------
        Total current liabilities                                 20,377,256             22,189,037
                                                               -------------           ------------
DEFERRED INCOME TAXES                                              3,022,999              3,562,999
                                                               -------------           ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                           108,249,315            108,316,163
                                                               -------------           ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  Common Stock ($.001 par value; 20,000,000
      shares authorized; 4,800,000 shares issued
      and outstanding)                                                 4,800                  4,800
  Additional paid-in capital                                      12,536,902             12,536,902
  Retained earnings                                               13,740,181             16,212,750
                                                               -------------           ------------
        Total shareholders' equity                                26,281,883             28,754,452
                                                               -------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 157,931,453           $162,822,651
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