Form 10-Q
period 1996-06-30
RIVIERA HOLDINGS CORP
filed 1996-07-30
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                              -------------------------------
                                       OR

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

     As of June 30, 1996 there were 4,938,470 shares of Common Stock, $.001 par value per share, outstanding

                          RIVIERA HOLDINGS CORPORATION

                                      INDEX


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Independent Accountants' Report                                              2

Condensed Consolidated Balance Sheets at June 30, 1996
(Unaudited) and December 31, 1995                                            3

Condensed Consolidated Statements of Operations (Unaudited)
for the Three Months and Six Months ended June 30, 1996 and 1995             4

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the Three Months and Six Months Ended June 30, 1996 and 1995             5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    8

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of operations and of cash flows for the periods ending June 30, 1996 and 1995 of the Company. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






DELOITTE & TOUCHE LLP


Las Vegas, Nevada
July 19, 1996

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------


                                                                         June 30,         December 31,
                               ASSETS                                      1996              1995
                                                                       --------------   ---------------
                                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                           $  26,083,212    $   21,962,021
   Accounts receivable, net                                                4,161,046         4,334,364
   Inventories                                                             2,513,254         2,186,500
   Prepaid expenses and other assets                                       3,431,761         2,601,519
                                                                       --------------    --------------

       Total current assets                                               36,189,273        31,084,404

PROPERTY AND EQUIPMENT, NET                                              122,446,404       121,049,407

OTHER ASSETS                                                               2,060,373         4,758,921

RESTRICTED CASH FOR PERIODIC SLOT PAYMENTS                                   786,110         1,038,721
                                                                       -------------     -------------

TOTAL ASSETS                                                           $ 161,482,160     $ 157,931,453
                                                                       =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                   $   1,847,318     $   2,321,967
   Accounts payable                                                        7,498,891         8,408,298
   Current income taxes payable                                                                 50,716
   Accrued expenses                                                        9,834,417         9,596,275
                                                                       --------------    --------------
       Total current liabilities                                          19,180,626        20,377,256
                                                                       --------------    --------------

DEFERRED INCOME TAXES                                                      4,030,999         3,022,999
                                                                       --------------    --------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                   107,200,702       108,249,315
                                                                       --------------    --------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock ($.001 par value; 20,000,000 shares authorized;
    4,938,470 shares issued and outstanding at June 30, 1996 and
    4,800,000 shares issued and outstanding at December 31, 1995)              4,938             4,800
   Additional paid-in capital                                             14,092,221        12,536,902
   Notes receivable from Employee Shareholders                            (1,383,272)
   Retained earnings                                                      18,355,946        13,740,181
                                                                       --------------    --------------

      Total shareholders' equity                                          31,069,833        26,281,883
                                                                       --------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 161,482,160     $ 157,931,453
                                                                       ==============    =============

See notes to condensed consolidated financial statements.

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

- -------------------------------------------------------------------------------

                                                  Three Months Ended             Six Months Ended
                                                      June 30,                        June 30,
                                            -----------------------------    -----------------------------
                                                1996            1995              1996           1995
                                            -------------   -------------    -------------   -------------

REVENUES:
  Casino                                     $ 20,216,512    $  19,487,001    $  40,381,809    $ 38,639,185
  Rooms                                       10,513,791       9,964,362         21,771,175      20,505,427
  Food and beverage                            6,214,968       5,426,426         12,043,225      10,952,261
  Entertainment                                5,270,569       2,597,925         10,795,071       4,861,835
  Other                                        2,619,703       2,318,056          5,203,521       4,870,661
                                            -------------   -------------     -------------    ------------

                                              44,835,543      39,793,770         90,194,801      79,829,369

   Less promotional allowances                 3,285,494       2,723,729          6,921,756       5,489,495
                                            -------------   -------------     -------------    ------------

            Net revenues                      41,550,049      37,070,041         83,273,045      74,339,874
                                            -------------   -------------     -------------    ------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating
 departments:
    Casino                                    12,066,129      11,159,391         24,472,045      22,261,806
    Rooms                                      4,700,687       4,655,383          9,365,428       9,374,182
    Food and beverage                          4,163,229       3,891,146          8,088,692       7,802,042
    Entertainment                              3,671,662       2,091,084          7,393,897       3,673,071
    Other                                        993,067         862,329          1,963,795       1,754,764
Other operating expenses:
    Selling, general and administrative        7,901,770       7,717,146         15,361,878      15,014,572
    Provision for bad debts                       97,170         114,627            240,223         457,117
    Depreciation and amortization              1,974,205       1,709,312          3,862,227       3,304,292
                                            -------------   -------------     -------------    ------------
            Total costs and expenses          35,567,919      32,200,418         70,748,185      63,641,846
                                            -------------   -------------     -------------    ------------

INCOME FROM OPERATIONS                         5,982,130       4,869,623         12,524,860      10,698,028
                                            -------------   -------------     -------------    ------------

OTHER INCOME (EXPENSE)
Interest expense                              (3,038,600)     (3,119,173)        (6,100,000)     (6,258,761)
Interest income                                  315,663         295,629            592,902         520,260
                                            -------------   -------------     -------------    ------------
     Total other income (expense)             (2,722,937)     (2,823,544)        (5,507,098)     (5,738,501)
                                            -------------   -------------     -------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES       3,259,193       2,046,079          7,017,762       4,959,527

INCOME TAXES                                   1,116,000         705,000          2,402,000       1,710,000
                                            -------------   -------------     -------------    ------------

NET INCOME                                   $ 2,143,193    $  1,341,079       $  4,615,762    $  3,249,527
                                             ===========    ============       ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Common and common equivalent shares          5,123,339       5,016,028          5,072,364       5,016,028
  Common shares assuming full dilution         5,131,678       5,047,784          5,108,845       5,047,784

NET INCOME PER SHARE:
  Common and common equivalent shares              $0.42           $0.27              $0.91           $0.65
  Common shares assuming full dilution             $0.42           $0.27              $0.90           $0.64

See notes to condensed consolidated financial statements

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended             Six Months Ended
                                                                           June 30,                       June 30,
                                                               ------------------------------  ------------------------------
                                                                   1996            1995             1996           1995
                                                               --------------  --------------  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $  2,143,193    $  1,341,079    $  4,615,762    $  3,249,627
  Adjustments to reconcile net income to net cash
    provided by  operating activities:
    Depreciation and amortization                                 1,974,205       1,709,312       3,862,227       3,304,292
    Provision for bad debts                                          97,170         114,627         240,223         457,117
    Provision for gaming discounts                                        0          18,001          13,750          35,501
    Interest expense                                              3,038,600       3,119,172       6,100,000       6,258,760
    Interest paid                                                (5,979,472)     (6,075,395)     (6,120,396)     (6,275,820)

    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                    (30,890)        286,747         (80,655)        828,980
      Decrease (increase) in inventories                            151,511         240,750        (326,754)        227,560
      Decrease (increase) in prepaid expenses
          and other assets                                         (934,850)       (250,898)       (830,242)       (454,696)
      Decrease (increase) in restricted cash for
          slot periodic payments                                    252,611         252,654         252,611         252,641
      Increase (decrease) in accounts payable                       270,292      (1,707,907)       (909,266)     (1,820,048)
      Increase (decrease) in accrued liabilities                    168,446        (530,566)         46,112          (8,099)
      Increase (decrease) in current income taxes payable          (746,715)       (742,619)        (50,716)       (572,619)
      Increase (decrease) in deferred income taxes                  468,000         219,000       1,008,000         454,000
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                    106,249          99,999         212,426         166,665
                                                               ------------    ------------    ------------    ------------
       Net cash provided by (used in ) operating activities         978,350      (1,906,044)      8,033,082       6,103,861
                                                               ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment            (3,024,646)     (2,089,749)     (5,259,224)     (3,988,917)
      Decrease (increase) in other assets                         1,051,745          38,070       2,698,548         246,494
                                                               ------------    ------------    ------------    ------------

       Net cash used in investing activities                     (1,972,901)     (2,051,679)     (2,560,676)     (3,742,423)
                                                               ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings                             49,180          98,359
      Payments on long-term borrowings                           (1,030,306)       (992,227)     (1,621,621)     (1,580,165)
      Proceeds from issuance of stock to employees                  172,047         172,047
                                                               ------------    ------------    ------------    ------------
        Net cash used in financing activities                      (809,079)       (992,227)     (1,351,215)     (1,580,165)
                                                               ------------    ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               $ (1,803,630)   $ (4,949,950)   $  4,121,191    $    781,273

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 $ 27,886,842    $ 22,156,580    $ 21,962,021    $ 16,425,357
                                                               ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 26,083,212    $ 17,206,630    $ 26,083,212    $ 17,206,630
                                                               ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
          INCOME TAXES PAID                                    $  1,982,000      $1,307,000    $  2,032,000    $ 1,907,000
                                                               ------------    ------------    ------------    ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES -
          STOCK ISSUED TO EMPLOYEES WITH NOTES
          RECEIVABLE                                           $  1,383,272                    $  1,383,272
                                                               ------------                    ------------


See notes to condensed consolidated financial statements.

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

On November 16, 1995, at a special meeting, the Shareholders of the Company voted to increase the total number of authorized shares from 5,000,000 to 20,000,000 with 1,088,580 shares voting for the proposed and 1,200 shares voting against. Accordingly, per share information, average number of shares outstanding and number of shares outstanding in the accompanying condensed consolidated financial statements have been adjusted for the stock split as of the earliest date presented ( June 30, 1995).

The financial information at June 30, 1996 for the three months and six months ended June 30, 1996; and for the three months and six months ended June 30, 1995, is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months and six months ended June 30, 1996 and for the three months and six months ended June 30, 1995, are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.


Legal Proceedings
- -----------------

The company is a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a hotel. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company or ROC.

Nature of Operations
- --------------------

The Company operates the Riviera Hotel and Casino in Las Vegas, Nevada. The Company is engaged in a single industry segment, the operation of a hotel/casino with restaurants and related facilities. Although the Company receives consulting fees through its wholly owned subsidiary Riviera Gaming Management, Inc. (RGM) these fees were not material in 1995 or 1996. During the third quarter of 1996, RGM expects to operate the Four Queens Hotel and Casino in downtown Las Vegas, Nevada under an interim management agreement. Under the proposed interim management agreement RGM would receive management fees of $83,333 per month. The interim management agreement would be converted to a 40 month management agreement on the first day of the month after Effective Date of the Elsinore Corporation/Four Queens Chapter 11 reorganization. This management agreement provides for management fees equal to 25 percent of the increase in EBITDA (Earnings before interest, taxes, depreciation and amortization) with a minimum of $1 million per year. RGM also will be issued warrants to acquire 20 percent of the new entity at a per share price equal to the fresh start accounting equity of the entity. RGM expects the Effective date to occur during the fourth quarter of 1996. The Effective Date is contingent upon the licensing of the new board of directors of the new Elsinore Corporation/Four Queens, Inc. entity and RGM and its director(s) and officer(s) and other factors.

Casino operations are subject to extensive regulation in the State of Nevada by the Gaming Control Board and various other state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, for recording casino and other revenues and for granting credit comply in all material respects with the applicable regulations.


Earnings Per Share
- ------------------

Earnings per common and common equivalent share and earnings per common shares assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.


Employee Stock Purchase Plan
- ----------------------------

On May 31, 1996, approximately 560 union and non-union employees participated in the 1996 employee stock purchase plan. Under the plan, 137,000 shares were issued to employees at $11.26 (85 percent of market price at May 10, 1996) in notes receivable of $1,383,272 which are payable over two years via payroll deduction.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company for the three months and six months ended June 30, 1996 and the three months and six months ended June 30, 1995.

                                        Three Months           Six Months
                                        Ended June 30,       Ended June 30,
                                       ----------------      --------------
                                        1996      1995       1996      1995
                                        ----      ----       ----      ----

                                            Unaudited           Uaudited
REVENUES:
     Casino                            $20,216   19,487     $40,382   $38,639
     Rooms                              10,514    9,964      21,771    20,505
     Food and beverage                   6,215    5,427      12,043    10,952
     Entertainment                       5,270    2,598      10,795     4,862
     Other                               2,620    2,318       5,204     4,871
                                         -----    -----       -----     -----
                                        44,835   39,794      90,195    79,829
     Less promotional allowances         3,285    2,724       6,922     5,489
                                         -----    -----       -----     -----

     Net revenues                       41,550   37,070      83,273    74,340
                                        ------   ------      ------    ------

COSTS AND EXPENSES:
     Casino                             12,066   11,159      24,472    22,262
     Rooms                               4,701    4,655       9,365     9,374
     Food and beverage                   4,163    3,891       8,089     7,802
     Entertainment                       3,672    2,091       7,394     3,673
     Other                                 993      862       1,964     1,755
     Selling,general and                 7,902    7,717      15,362    15,015
     administrative
     Provision for bad debts                97      115         240       457
                                            --      ---         ---       ---

     Total costs and expenses           33,594   30,490      66,886    60,338
                                        ------   ------      ------    ------

EBITDA (a)                              $7,956   $6,580     $16,387   $14,002
                                        ======   ======     =======   =======


NET INCOME                              $2,143   $1,341      $4,616    $3,249
                                        ======   ======      ======    ======


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

Comparison of Three Months Ended June 30, 1996 Versus the Three Months Ended June 30, 1995
- ----------------------------------------------------------------------------

Revenues

Net revenues increased $4,480,000(12.1%) to $41,550,000 for the three months ended June 30, 1996, compared to the three months ended June 30, 1995. Total casino revenues increased $729,000 (3.7%). Slot revenues increased $911,000 (6.5%) for the three months ended June 30, 1996 compared to the three months ended June 30, 1995, due to an increase in promotional programs directed at the slot player. Table games revenue, including baccarat, decreased $437,000 (10.29%) from the prior year. Historical drop(1) increased $3,312,000 (12.4%) and the win percentage(2) decreased from 16.0% to 12.8%. The increase in drop represents an increase in win of $523,000 and the decrease in win percentage represents a decrease in win of $960,000. The increase in drop is attributable to special events marketing programs, and the decrease in win percentage is due to the normal fluctuations in table games except for one dice customer who accounted for 1.7% of the decrease in win percentage. Room revenues increased $550,000 (5.5%) to $10,514,000 in the three months ended June 30, 1996 as compared to 1995 and the average room rate increased $3.13. Occupancy increased to 99.3% in 1996 from 98.8% in 1995. Food and beverage revenues increased $788,000 (14.5%) due primarily to increased banquets scheduled in the three months ended June 30, 1996 and additional covers in the bars and the buffet. Entertainment revenues increased $2,672,000 from $2,598,000 in three months ended June 30, 1995 to $5,270,000 in 1996. The Splash production show was closed in the first half of 1995 (January 1, 1995 through June 23, 1995) and accounted for $2,544,000 of the increase in entertainment revenues. Promotional allowances increased $561,000 (20.6%) because of additional show ticket complimentaries offered to promote the Splash II production show, and also because of additional casino and slot marketing programs.

Costs and Expenses

Total costs and expenses increased $3,104,000 (10.20%) in the three months ended June 30, 1996, as compared to 1995. Casino expense increased $907,000 (8.1%) as the result of increased promotional allowances, especially entertainment complimentaries. Entertainment costs increased $1,581,000 (75.6%) due primarily to Splash II expenses of $2,277,000 in 1996 compared to Splash expenses of $493,000 in 1995. Selling, general and administrative expenses increased $185,000 (2.4%) because of increased human resources and incentive plan costs resulting from the increase in profitability.


- --------------------
(1) "Historical Drop" as defined by the regulations of the Nevada Gaming Commission and Gaming Control Board (which is an approximate measure of funds exchanged into chips or use at the Hotel & Casino less credit instruments repaid at the gaming tables).

(2) "Win percentage" is calculated by dividing table games revenue by Historical Drop.

EBITDA

Earnings before depreciation, interest, taxes, and amortization increased $1,376,000 (20.9%) to $7,956,000 in the three months ended June 30, 1996 compared to 1995. The increase resulted primarily from increased slot, rooms and entertainment revenues.

Net Income

The Company reported a net income of $2,143,000 in the three months ended June 30, 1996 as compared to $1,341,000 during the same period in 1995, an increase of $802,000 (59.8%). Depreciation and amortization increased $265,000 due to capital improvements that have been made since second quarter 1995. Federal income tax expense increased $411,000 in the three months ended June 30, 1996.

Comparison of Six Months Ended June 30, 1996 Versus the Six Months Ended June 30, 1995

- ------------------------------------------------------------------------------

Revenues

Net revenues increased $8,933,000 (12.0%) to $83,273,000 for the six months ending June 30, 1996, compared to the six months ended June 30, 1995. Total casino revenues increased $1,743,000 (4.5%). Slot revenues increased $2,431,000 (9.4%) for the six months ended June 30, 1996 compared to the six months ended June 30, 1995, due to an increase in promotional programs directed at the slot player. Table games revenue, including baccarat, decreased $688,000 (5.4%) from the prior year. Historical drop increased $3,370,000 (5.5%) and the win percentage decreased from 17.0% to 14.3%. The increase in drop represents an increase in win of $578,000 and the decrease in win percentage represents a decrease in win of $1,164,000. The increase in drop is attributable to special events marketing programs, and the decrease in win percentage is due to the normal fluctuations in table games except for one dice customer who accounted for 1% of the decrease in win percentage. Room revenues increased $1,266,000 (6.2%) to $21,771,000 in the six months ended June 30, 1996 as compared to 1995 and the average room rate increased $2.47. Occupancy increased to 97.9% in 1996 from 96.7% in 1995. Food and beverage revenues increased $1,091,000 (10.0%) due to additional covers in all bars and restaurants. Entertainment revenues increased $5,933,000 from $4,862,000 in 1995 to $10,795,000 in 1996. The Splash production show was closed in the first half of 1995 and accounted for $5,398,000 of the increase in entertainment revenues. Promotional allowances increased $1,433,000 (26.1%) because of additional show ticket complimentaries offered to promote the Splash II production show, and also because of additional casino and slot marketing programs.

Costs and Expenses

Total costs and expenses increased $6,548,000 (10.90%) in the six months ended June 30, 1996, as compared to 1995. Casino expense increased $2,210,000 (9.9%) as the result of increased promotional allowances, especially entertainment complimentaries. Entertainment costs increased $3,721,000 (101.3%) due to the additional Splash II expenses of $4,028,000 in 1996. Selling, general and administrative expenses increased $347,000 (2.3%) because of increased human resources and incentive plan costs resulting from the increase in profitability.

Liquidity and Capital Resources
- ------------------------------------------------------------------------------

The Company had cash and cash equivalents of $26,083,000 at June 30, 1996, which was an increase of $4,121,000 from the balances at December 31, 1995. Significant debt service on the bonds and class notes is paid in June and December and should be considered in evaluating cash increases in the first and third quarters.

EBIDTA for the six months ended June 30, 1996 and the year ended December 31,1995 was $16,387,000 and $ 27,791,000, respectively, which was adequate to cover the Company's debt service and capital expenditures. Current projections of EBITDA for 1996 are modestly in excess of 1995 and management believes that sufficient cash flow will be available to cover the Company's debt service and enable investment in budgeted capital expenditures of approximately $11,165,0000 for 1996. However, if cash flow does not meet projections, management would defer capital expenditures. In the first six months of 1996 the Company made capital expenditures of $5,259,000.

The following table sets forth the scheduled cash payments required to be made by the Company in respect of principal and interest on the first Mortgage Notes, the Class Notes, and other debts for each year through the maturity dates of the First Mortgage Notes and the Class Notes as of December 31, 1995.


                                                        Pre Funded*
                                                        Slot Annuities
                                          Total         Included in
                                        Principal       Principal
     Year    Interest      Principal   and Interest     Payments
     ----    --------      ---------   ------------     --------

     1996  $12,061,000   $  2,322,000   $14,383,000      $318,000
     1997   11,812,000      2,055,000    13,867,000       318,000
     1998   11,619,000      1,880,000    13,499,000       217,000
     1999   11,425,000      1,844,000    13,269,000       117,000
     2000   11,209,000      1,898,000    13,107,000        68,000
     2001   11,019,000        572,000    11,591,000
     2002   11,000,000    100,000,000   111,000,000      00000000
            ----------    -----------   -----------     ---------
           $80,145,000   $110,571,000  $190,716,000     $1,038,000
           ===========   ============  ============     ==========


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

Business Considerations

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RIVIERA HOLDINGS CORPORATION


                                       By: /s/ William L. Westerman
                                       ------------------------------------
                                       William L. Westerman
                                       Chairman of the Board and
                                       Chief Executive Officer

                                       By:/s/ Duane Krohn
                                       ------------------------------------
                                       Duane Krohn
                                       Treasurer and
                                       Chief Financial Officer


                                       Date:  July 30, 1996