Form 10-Q
period 1996-09-30
RIVIERA HOLDINGS CORP
filed 1996-11-14
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ---------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to


                        Commission file number 000-21430

                          Riviera Holdings Corporation
                          ----------------------------
             (Exact name of Registrant as specified in its charter)


          Nevada                                      88-0296885
--------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


2901 Las Vegas Boulevard South, Las Vegas, Nevada                  89109
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number,
  including area code             (702)794-9527
--------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes X   No
                                       ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of October 29, 1996 there were 4,940,108 shares of Common Stock, $.001 par value per share, outstanding.

                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                               2

Condensed Consolidated Balance Sheets at September 30,
1996 (Unaudited) and December 31, 1995                                        3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months and Nine Months ended September 30, 1996 and 1995                4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months and Nine Months Ended September 30, 1996 and 1995                5

Notes to Condensed Consolidated Financial Statements (Unaudited)              6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     8

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of operations and of cash flows for the three and nine month periods ended September 30, 1996 and 1995 of the Company. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Las Vegas, Nevada
October 22, 1996


                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                            September 30,       December 31,
                                                                                 1996              1995
                                                                                 ----              ----
                                     ASSETS                                  (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 28,986          $ 21,962
   Accounts receivable, net                                                       3,954             4,334
   Inventories                                                                    2,848             2,186
   Prepaid expenses and other assets                                              3,466             2,602
                                                                               --------          --------

       Total current assets                                                      39,254            31,084

PROPERTY AND EQUIPMENT, NET                                                     124,592           121,049

OTHER ASSETS                                                                      2,067             4,759

RESTRICTED CASH FOR PERIODIC SLOT PAYMENTS                                          461             1,039
                                                                               --------          --------

TOTAL ASSETS                                                                   $166,374          $157,931
                                                                               ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                           $  1,790          $  2,322
   Accounts payable                                                               7,412             8,408
   Current income taxes payable                                                                        51
   Accrued expenses                                                              13,062             9,596
                                                                               --------          --------

       Total current liabilities                                                 22,264            20,377
                                                                               --------          --------

DEFERRED INCOME TAXES                                                             4,312             3,023
                                                                               --------          --------

LONG-TERM DEBT, NET OF CURRENT PORTION                                          107,122           108,249
                                                                               --------          --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock ($.001 par value; 20,000,000 shares authorized;
     4,939,303 shares issued and outstanding at September 30, 1996
     and 4,800,000 shares issued and outstanding at December 31, 1995)                5                 5
   Additional paid-in capital                                                    14,060            12,537
   Notes receivable from Employee Shareholders                                   (1,163)
   Retained earnings                                                             19,774            13,740
                                                                               --------          --------

      Total shareholders' equity                                                 32,676            26,282
                                                                               --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $166,374          $157,931
                                                                               ========          ========

           See notes to condensed consolidated financial statements.


                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (in thousands except income per share data)


                                                          Three Months Ended               Nine Months Ended
                                                            September 30,                     September 30,
                                                            -------------                     -------------
                                                         1996            1995              1996            1995
                                                         ----            ----              ----            ----
REVENUES:
  Casino                                                $20,996        $19,604            $61,378         $58,243
  Rooms                                                   9,098          9,171             30,869          29,676
  Food and beverage                                       5,185          5,476             17,228          16,428
  Entertainment                                           5,474          4,903             16,269           9,765
  Other                                                   3,124          2,248              8,328           7,119
                                                        -------        -------            -------         -------

                                                         43,877         41,402            134,072         121,231

   Less promotional allowances                            2,946          3,082              9,867           8,571
                                                        -------        -------            -------         -------

            Net revenues                                 40,931         38,320            124,205         112,660
                                                        -------        -------            -------         -------

COSTS AND EXPENSES:
 Direct costs and expenses of operating
 departments:
    Casino                                               12,116         11,468             36,592          33,729
    Rooms                                                 4,787          4,756             14,155          14,130
    Food and beverage                                     3,837          3,942             11,924          11,744
    Entertainment                                         4,108          3,309             11,497           6,982
    Other                                                   995            900              2,959           2,655
Other operating expenses:
    Selling, general and administrative                   8,030          7,369             23,392          22,384
    Provision for bad debts                                 123             67                363             524
    Depreciation and amortization                         2,097          1,726              5,959           5,031
                                                        -------        -------            -------         -------

            Total costs and expenses                     36,093         33,537            106,841          97,179
                                                        -------        -------            -------         -------

INCOME FROM OPERATIONS                                    4,838          4,783             17,364          15,481
                                                        -------        -------            -------         -------

OTHER INCOME (EXPENSE)
Interest expense                                         (3,015)        (3,053)            (9,115)         (9,311)
Interest income                                             264            285                857             805
                                                        -------        -------            -------         -------
     Total other income (expense)                        (2,751)        (2,768)            (8,258)         (8,506)
                                                        -------        -------            -------         -------

INCOME BEFORE PROVISION FOR INCOME TAXES                  2,087          2,015              9,106           6,975
                                                        -------        -------            -------         -------

INCOME TAXES                                                670            691              3,072           2,401
                                                        -------        -------            -------         -------

NET INCOME                                              $ 1,417        $ 1,324            $ 6,034         $ 4,574
                                                        =======        =======            =======         =======

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                          5,227          5,055              5,127           5,039

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE:                                      $0.27          $0.26              $1.18           $0.91

            See notes to condensed consolidated financial statements

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                        -------------              -------------
                                                                      1996          1995         1996          1995
                                                                      ----          ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $1,417        $1,324       $6,034         $4,574
  Adjustments to reconcile net income to net cash
    provided by  operating activities:
    Depreciation and amortization                                     2,097         1,727        5,959          5,031
    Provision for bad debts                                             123            67          363            524
    Provision for gaming discounts                                       19             2           33             38
    Interest expense                                                  3,015         3,053        9,115          9,312
    Interest paid                                                      (102)          (83)      (6,222)        (6,369)

    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                         65        (1,395)         (16)          (566)
      Decrease (increase) in inventories                               (333)          491         (660)           718
      Decrease (increase) in prepaid expenses
          and other assets                                              (34)          318         (864)          (137)
      Decrease (increase) in restricted cash for
          periodice slot payments                                       325            65          577            318
      Increase (decrease) in accounts payable                           (87)        1,459         (996)          (351)
      Increase (decrease) in accrued expenses                           244         1,185          573          1,144
      Increase (decrease) in current income taxes payable                                          (51)          (573)
      Increase (decrease) in deferred income taxes                      281           290        1,289            744
                                                                     ------         -----       ------         ------

       Net cash provided by  operating activities                     7,030         8,503       15,134         14,407
                                                                     ------         -----       ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment                (4,243)         (882)      (9,502)        (4,871)
      Decrease (increase) in other assets                                (7)         (772)       2,691           (526)
                                                                     ------         -----       ------         ------

       Net cash used in investing activities                         (4,250)       (1,654)      (6,811)        (5,397)
                                                                     ------         -----       ------         ------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings                                 55            47          154            129
      Payments on long-term borrowings                                 (227)         (214)      (2,132)        (1,876)

      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                        107           100          319            300
     Net proceeds from issuance of stock to employees                   187                        360
                                                                     ------         -----       ------         ------
        Net cash provided by (used in) financing activities             122           (67)      (1,299)        (1,447)
                                                                     ------         -----       ------         ------

INCREASE IN CASH AND CASH EQUIVALENTS                                 2,902         6,782        7,024          7,563

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       26,083        17,206       21,962         16,425
                                                                     ------         -----       ------         ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $28,986       $23,988      $28,986        $23,988
                                                                    =======       =======      =======        =======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
          INCOME TAXES PAID                                                                     $2,032         $1,807
                                                                                                ------         ------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES-
          STOCK ISSUED TO EMPLOYEES WITH NOTES
          RECEIVABLE CURRENT BALANCE                                                            $1,163


           See notes to condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Riviera Holdings Corporation ("the Company") and its wholly-owned subsidiary Riviera Operating Corporation ("ROC") were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division (the "Hotel & Casino") .

On November 16, 1995, at a special meeting, the Shareholders of the Company voted to increase the total number of authorized shares from 5,000,000 to 20,000,000 with 1,088,580 shares voting for the proposal and 1,200 shares voting against. Accordingly, per share information, average number of shares outstanding and number of shares outstanding in the accompanying condensed consolidated financial statements have been adjusted for the stock split as of the earliest date presented ( September 30, 1995).

The financial information at September 30, 1996 and for the three months and nine months ended September 30, 1996; and for the three months and nine months ended September 30, 1995, is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months and nine months ended September 30, 1996 and for the three months and nine months ended September 30, 1995, are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.

Legal Proceedings
-----------------

The company is a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a hotel. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company or ROC.

Estimates and Assumptions
-------------------------

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

Nature of Operations
--------------------

The Company operates the Riviera Hotel and Casino in Las Vegas, Nevada. The Company is engaged in a single industry segment, the operation of a hotel/casino with restaurants and related facilities. Although the Company receives consulting fees through its wholly owned subsidiary Riviera Gaming Management, Inc. (RGM) these fees were not material in 1995 or 1996. Effective August 12, 1996, RGM began to operate the Four Queens Hotel and Casino in downtown Las Vegas, Nevada under an interim management agreement. Under the interim management agreement RGM receives management fees of $83,333 per month. The interim management agreement is expected to be converted to a 40 month management agreement on the first day of the first month of the calendar quarter after Effective Date of the Elsinore Corporation/Four Queens Chapter 11 reorganization. This management agreement provides for management fees equal to 25 percent of the increase in EBITDA (Earnings before interest, taxes, depreciation and amortization) with a minimum of $1 million per year. RGM also will be issued warrants to acquire 20 percent of the new entity at a per share price equal to the fresh start accounting equity of the entity. RGM expects the Effective date to occur during the first quarter of 1997. The Effective Date is contingent upon the licensing of the new board of directors of the new Elsinore Corporation/Four Queens, Inc. entity and RGM and its director(s) and officer(s) and other factors.

Casino operations are subject to extensive regulation in the State of Nevada by the Gaming Control Board and various other state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, for recording casino and other revenues and for granting credit comply in all material respects with the applicable regulations.

Earnings Per Share
------------------

Earnings per common and common equivalent share and earnings per common shares are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Fully diluted earnings per share amounts are substantially the same as primary per share amounts for the periods presented.

Employee Stock Purchase Plan
----------------------------

On May 31, 1996, approximately 560 union and non-union employees participated in the 1996 employee stock purchase plan. Under the plan, 137,000 shares were issued to employees at $11.26 (85 percent of market price at May 10, 1996) for $159,690 in cash and the balance in notes receivable of $1,383,272 which are payable over two years via payroll deduction.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth certain operating information for the Company for the three months and nine months ended September 30, 1996 and 1995. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                            -------------                  -------------
                                                         1996          1995             1996          1995
                                                         ----          ----             ----          ----
         Income Statement Data:
         Revenues:
           Casino                                        51.3%         51.1%            49.3%         51.7%
           Rooms                                         22.2%         23.9%            24.9%         26.3%
           Food and beverage                             12.7%         14.3%            13.9%         14.6%
           Entertainment                                 13.4%         12.8%            13.1%          8.7%
           Other                                          7.6%          5.9%             6.7%          6.3%
           Less promotional allowances                   -7.2%         -8.0%            -7.9%         -7.6%
                                                        ------        ------           ------        ------
           Net revenues                                 100.0%        100.0%           100.0%        100.0%
                                                        ------        ------           ------        ------
         Costs and Expenses:
           Casino                                        57.7%         58.5%            59.6%         57.9%
           Rooms                                         52.6%         51.9%            45.9%         47.6%
           Food and beverage                             74.0%         72.0%            69.2%         71.5%
           Entertainment                                 75.0%         67.5%            70.7%         71.5%
           Other                                         31.9%         40.0%            35.5%         37.3%
         Selling, general and administrative             19.6%         19.2%            18.8%         19.9%
         Provision for bad debts                          0.3%          0.2%             0.3%          0.5%
         Depreciation and  amortization                   5.1%          4.5%             4.8%          4.5%
             Total costs and  expenses                   88.2%         87.5%            86.0%         86.3%
                                                        ------        ------           ------        ------
         Income from operations                          11.8%         12.5%            14.0%         13.7%

         Interest expense, net                            6.7%          7.2%             6.6%          7.6%
         Income before provision for taxes                5.1%          5.3%             7.3%          6.2%
         Provision for income taxes                       1.6%          1.8%             2.5%          2.1%
                                                        ------        ------           ------        ------
           Net income                                     3.5%          3.5%             4.9%          4.1%
                                                        ======        ======           ======        ======

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                                     -------------                      -------------
                                                 1996              1995             1996              1995
                                                 ----              ----             ----              ----
         Other Data:
         EBITDA(1)(000's)                      $6,936            $6,510          $23,322           $20,512
                                               ------            ------          -------           -------
         EBITDA Margin                          16.9%             17.0%            18.8%             18.2%
                                               ------            ------          -------           -------
         Cash flows from operating
           activities (000's)                  $7,030            $8,503          $15,134           $14,407
                                               ------            ------          -------           -------
         Cash flows from investing
           activities (000's)                 ($4,250)          ($1,654)         ($6,811)          ($5,397)
                                               ------            ------          -------           -------
         Cash flows from
         financing activities                    $122              ($67)         ($1,299)          ($1,447)
                                               ------            ------          -------           -------
       (000's)
         Average occupancy rate(2)               99.0%             98.7%            99.0%             97.6%
         Average daily rate (ADR)              $49.14            $48.89           $55.73            $53.95
         Number of slot machines(3)             1,329             1,283            1,329             1,283
         Number of table games(3)                  55                55               55                55

----------------------
(1) "EBITDA" consists of earnings before interest, taxes, depreciation and amortization. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company believes that EBITDA gives an indication of the cash generating capacity of the Riviera and is useful as a comparison with other industry participants.
(2)  Based on available rooms.
(3)  Number of licensed slot machines and table games at period end.



Three Months  Ended September 30, 1996 Compared to Three Months Ended
September 30, 1995
-------------------------------------------------------------------------------

Revenues

         Net revenues increased by approximately $2.6 million, or 6.81%, from $38.3 million for the three months ended September 30, 1995 to $40.9 million for the three months ended September 30, 1996.

         Casino revenues increased by approximately $1.4 million, or 7.1%, from $19.6 million during the 1995 period to $21.0 million during the 1996 period due primarily to a $700,000, or 14.4%, increase in pit revenues due to a 2.6% increase in win percent in table games revenue and a $700,000, or 5.9%, increase in slot revenues as a result of an increase in promotional activities directed at slot customers.

         Room revenues decreased by approximately $100,000, or 0.8%. from $9.2 million during the 1995 period to $9.1 million during the 1996 period as a result of a decrease in the number of rooms available for sale due to room renovation projects, offset by an increase in average room rate.

         Food and beverage revenues decreased approximately $300,000, or 5.3%, from $5.5 million during the 1995 period to $5.2 million during the 1996 period due to a decrease in banquet functions and covers in the bars and restaurants associated with the decrease in hotel rooms available for sale.

         Entertainment revenues increased by approximately $600,000, or 11.7%, from $4.9 million during the 1995 period to $5.5 million during the 1996 period. This was principally due to several special events concerts in the 1996 period.

         Other revenues increased by approximately $900,000, or 38.9%, from $2.2 million during the 1995 period to $3.1 million during the 1996 period, due primarily to a refund of $576,000 from a union health and welfare trust fund for reduced premiums, $142,000 in Four Queens Hotel and Casino management fees, and general increases in other revenues including telephone, gift shops and box office commissions.

         Promotional allowances decreased by approximately $100,000, or 4.4%, from $3.1 million during the 1995 period to $3.0 million during the 1996 period due to a decrease in complimentary show tickets for the Splash show.

Direct Costs and Expenses of Operating Departments

         Total direct costs and expenses of operating departments increased by approximately $1.5 million, or 6.0%, from $24.4 million for the three months ended September 30, 1995 to $25.8 million for the three months ended September 30, 1996.

         Casino expense increased by approximately $600,000, or 5.7%, from $11.5 million during the 1995 period to $12.1 million during the 1996 period due to an increase in promotional programs targeted at the slot player. Casino expenses as a percentage of revenues decreased slightly from 58.5% to 57.7%.

         Room costs were mostly flat for the three months of 1996 compared to the same period in 1995 while costs as a percentage of revenues increased from 51.9% to 52.6%.

         Food and beverage costs decreased by approximately $100,000, or 2.7%, from $3.9 million during the 1995 period to $3.8 million during the 1996 period resulting from a corresponding decrease in revenues

         Entertainment costs increased by approximately $800,000, or 24.2%, from $3.3 million during the 1995 period to $4.1 million during the 1996 period resulting from a corresponding increase in revenues; however, entertainment costs as a percentage of entertainment revenues increased from 67.5% during the 1995 period to 75.0% during the 1996 period due to an increase in non complimentary revenues which required higher payments to the producers.

         Other expenses increased by approximately $100,000, or 10.6%, from $900,000 to $1.0 million.

Other Operating Expenses

         Selling, general and administrative expenses increased by approximately $600,000, or 8.9%, from $7.4 million for the three months ended September 30, 1995 to $8.0 million for the three months ended September 30, 1996 due to increased incentive plan costs required to retain personnel in the competitive gaming environment and higher general marketing costs. As a percentage of total net revenues, selling, general and administrative expenses increased from 19.2% during the 1995 period to 19.6% during the 1996 period.

         The provision for bad debts increased by $56,000, or 83.6%, from $67,000 for the three months ended September 30,1 995 to $123,000 for three months ended September 30, 1996, which represented an increase of only one tenth of one percent (.01%) of net revenues.

         Depreciation and amortization increased by approximately $400,000, or 21.5%, from $1.7 million during the 1995 period to $2.1 million during the 1996 period due to increased capital expenditures in the 1996 period.

Other Income (Expense)

         Interest expense decreased by approximately $38,000, or 1.2%, from $3.1 million during the three months ended September 30, 1995 to $3.0 million for the three months ended September 30, 1996, due to a reduction in average interest bearing debt outstanding.


Net Income

         As a result of the factors discussed above, net income increased by approximately $100,000, or 7.0%, from $1.3 million during the three months ended September 30, 1995 to $1.4 million during the three months ended September 30, 1996.


EBITDA

         EBITDA increased by approximately $400,000, or 6.5%, from $6.5 million during the three months ended September 30, 1995 to $6.9 million during the three months ended September 30, 1996.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended
September 30, 1995
--------------------------------------------------------------------------------

Revenues

         Net revenues increased by approximately $11.5 million, or 10.3%, from $112.7 million for the nine months ended September 30, 1995 to $124.2 million for the nine months ended September 30, 1996.

         Casino revenues increased by approximately $3.1 million, or 5.4%, from $58.2 million during the 1995 period to $61.4 million during the 1996 period due primarily to a $3.0 million, or 8.4%, increase in slot revenues as a result of an increase in promotional activities directed at slot players, offset by an approximately $564,000, or 3.7%, decrease in table game revenues.

         Room revenues increased by approximately $1.2 million, or 4.0%. from $29.7 million during the 1995 period to $30.9 million during the 1996 period as a result of an increase in hotel occupancy from 97.6% to 99.0% (based on available rooms) and an increase in average room rate of $1.78, or 3.3%.

         Food and beverage revenues increased approximately $800,000, or 4.9%, from $16.4 million during the 1995 period to $17.2 million during the 1996 period due to additional covers in the bars and restaurants.

         Entertainment revenues increased by approximately $6.5 million, or 66.7%, from $9.8 million during the 1995 period to $16.3 million during the 1996 period. This was principally due to the reopening of the Splash variety show which had been closed during the first half of 1995 for show revisions and theater remodeling.

         Other revenues increased by approximately $1.2 million, or 16.7%, from $7.1 million during the 1995 period to $8.3 million during the 1996 period due primarily to a refund of $576,000 from a union health and welfare trust fund for reduced premiums and general increases in other revenues such as telephone, gift shops and box office commissions.

         Promotional allowances increased by approximately $1.3 million, or 15.1%, from $8.6 million during the 1995 period to $9.9 million during the 1996 period due to additional complimentary show tickets for the Splash show and an increase in complimentaries associated with casino and slot marketing programs.

Direct Costs and Expenses of Operating Departments

         Total direct costs and expenses of operating departments increased by approximately $7.9 million, or 11.0%, from $69.2 million for the nine months ended September 30, 1995 to $77.1 million for the nine months ended September 30, 1996.

         Casino expense increased by approximately $2.9 million, or 8.5%, from $33.8 million during the 1995 period to $36.6 million during the 1996 period and casino expenses as a percent of casino revenue increased from 57.9% to 59.6%, due to a corresponding increase in casino revenues and increased entertainment promotional allowances upon the reopening of Splash on June 23, 1996.

         Room costs were mostly flat for the nine months of 1996 compared to the same period in 1995, however, room costs as a percentage of room revenues decreased from 47.6% during the 1995 period to 45.9% during the 1996 period as room revenue increased while room costs remained relatively constant.

         Food and beverage costs increased by approximately $180,000, or 1.5%, from $11.7 million during the 1995 period to $11.9 million during the 1996 period resulting from a corresponding increase in revenues. Food and beverage costs as a percentage of food and beverage revenues decreased from 71.5% during the 1995 period to 69.2% during the 1996 period because food and beverage revenue increased while payroll and other costs remained relatively constant.

         Entertainment costs increased by approximately $4.5 million, or 64.7%, from $7.0 million during the 1995 period to $11.5 million during the 1996 period due to the additional expenses associated with operating Splash which reopened on June 23, 1995. Entertainment expense as a percentage of entertainment revenues decreased from 71.5% during the 1995 period to 70.7% during the 1996 period due to the reopening of Splash which has higher margins than most of the Riviera's other shows and one-time expenses in the 1995 period related to the reopening of Splash.

         Other expenses increased by approximately $300,000, or 11.5%, from $2.7 million to $3.0 million due to a corresponding increase in other revenues.

Other Operating Expenses

         Selling, general and administrative expenses increased by approximately $1.0 million, or 4.5%, from $22.4 million for the nine months ended September 30, 1995 to $23.4 million for the nine months ended September 30, 1996 due to increased incentive plan costs required to retain personnel in the competitive gaming environment. As a percentage of total net revenues, selling, general and administrative expenses decreased from 19.9% during the 1995 period to 18.8% during the 1996 period as a result of lower general marketing expenses and the spreading of fixed costs over a larger revenue base in the 1996 period.

         The provision for bad debts decreased by approximately $161,000, or 30.7%, from approximately $524,000 to $363,000 during the same period due to reduced credit play as a result of management's emphasis on middle market slot play versus "high roller" table game play.

         Depreciation and amortization increased by approximately $900,000, or 18.5%, from $5.0 million during the 1995 period to $5.9 million during the 1996 period.

Other Income (Expense)

         Interest expense decreased by approximately $200,000, or 2.1%, from $9.3 million during the nine months ended September 30, 1995 to $9.1 million for the nine months ended September 30, 1996 while interest income increased by approximately $52,000, or 6.5%, from approximately $805,000 to $857,000 during the same periods. This was due to a reduction in average debt outstanding and an increase in average cash balances, respectively, during the 1996 period.

Net Income

         As a result of the factors discussed above, net income increased by approximately $1.5 million, or 31.9%, from $4.5 million during the nine months ended September 30, 1995 to $6.0 million during the nine months ended September 30, 1996.


EBITDA

         EBITDA increased by approximately $2.8 million, or 13.7%, from $20.5 million during the nine months ended September 30, 1995 to $23.3 million during the nine months ended September 30, 1996. During the same periods, EBITDA margin increased from 18.2% to 18.8% of net revenues.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

         The Company had cash and cash equivalents of $29.0 million at September 30, 1996, which was an increase of $7.0 million from the balances at December 31, 1995. Significant debt service on the bonds and class notes is paid in June and December and should be considered in evaluating cash increases in the first and third quarters.

For the nine months ended September 30, 1996 the Company's net cash provided by operating activities was $15.1 million compared to $14.4 million for the nine months ended September 30, 1995. EBITDA for the nine months ended September 30, 1996 and the year ended December 31,1995 was $23.3 million and $ 27.8 million, respectively, which was adequate to cover the Company's debt service and capital expenditures. Management believes that sufficient cash flow will be available to cover the Company's debt service and enable investment in budgeted capital expenditures the next 12 months.

Scheduled interest payments on the First Mortgage Notes and other indebtedness are $12.1 million in 1996 declining to $11.0 million in 2002. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the First Mortgage Notes at maturity in 2002. Accordingly, the ability of the Company to repay the First Mortgage Notes at maturity will be dependent upon its ability to refinance the First Mortgage Notes. There can be no assurance that the Company will be able to refinance the principal amount of the First Mortgage Notes at maturity. The First Mortgage Notes are not redeemable at the option of the Company until June 1, 1998, and, thereafter are redeemable at premiums beginning at 104.3125% and declining each subsequent year to par in 2001.

The Notes Indenture provides for mandatory redemption by the Company upon the order of the Nevada Gaming Authorities. The First Mortgage Notes also provide that, in certain circumstances, the Company must offer to repurchase the First Mortgage Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount for the First Mortgage Notes without a refinancing.

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

Effective September 8, 1995, the Note Indenture was amended to permit the Company's management team to utilize its expertise in turning around troubled gaming properties which are either in, or on the verge of, of bankruptcy and managing casinos in so-called "new venues".

During the reorganization proceeding of Riviera, Inc., certain capital expenditures were deferred. Management considers it important to the competitive position of the Hotel & Casino that expenditures be made to upgrade the property. Capital expenditures totaled approximately $5.8 million in 1993, $8.9 million in 1994, $7.8 million in 1995 and $9.5 million for the nine months ended September 30,1996. Management has budgeted $6.5 million for the last three months of 1996 which the Company expects to finance from cash flow.


Business Considerations
-----------------------

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         The following exhibits are filed herewith:

Exhibit
Number
------

10.26 Amended and Restated Employment Agreement between the Company and William L. Westerman dated March 27, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                RIVIERA HOLDINGS CORPORATION


                                                By: /s/ William L. Westerman
                                                -------------------------------
                                                William L. Westerman
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                By:/s/ Duane Krohn
                                                -------------------------------
                                                Duane Krohn
                                                Treasurer and
                                                Chief Financial Officer


                                                Date:  November 13, 1996