Form 10-K
period 1996-12-31
RIVIERA HOLDINGS CORP
filed 1997-03-10
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1996

[  ]  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 [Fee Required]

For the transition period from ___________________ to ____________________

                        Commission file number 000-21430

                          RIVIERA HOLDINGS CORPORATION
             (Exact name of Registrant as specified in its charter)

        Nevada                                            88-0296885
------------------------                   -------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South                              89109
Vegas, Nevada                                             ----------
-------------------------------                           (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (702) 734-5110
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
    ---

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X]

           Based on the average price bid for the Registrant's Common Stock as of March 4, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $46,920,000.

           As of March 4, 1997, the number of outstanding shares of the Registrant's Common Stock was 4,923,380.

Documents incorporated by reference: The Company's Proxy Statement dated April 16, 1997, relating to the Annual Meeting of Stockholders to be held on May 8, 1997, is incorporated by reference in Part III hereof.

================================================================================
                               Page 1 of 39 Pages
                    Exhibit Index Appears on Page 34 hereof.

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS


Item 1.    Business...........................................................3

           General .......................................................... 3
           Business and Growth Strategy...................................... 4
           The Riviera....................................................... 6
           Marketing Strategy................................................ 9
           Las Vegas Market..................................................10
           The Black Hawk Project............................................11
           Colorado Market...................................................12
           Riviera Gaming Management.........................................13
           Competition.......................................................13
           Employees and Labor Relations.....................................15
           Regulation and Licensing..........................................15
           Federal Registration..............................................24

Item 2.    Properties........................................................24

Item 3.    Legal Proceedings.................................................24

Item 4.    Submission of Matters to a Vote of
             Security Holders................................................24

Item 5.    Market for the Registrant's Common Stock and
             Related Security Holder Matters.................................25

Item 6.    Selected Financial Data...........................................26

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................27
           Results of Operations.............................................27
           1996 Compared to 1995.............................................27
           1995 Compared to 1994.............................................29
           Liquidity and Capital Resources...................................30
           Forward Looking Statements........................................31
           Recently Adopted Accounting Standards.............................32

Item 8.    Financial Statements and Supplementary Data, etc..................32

Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................32

Item 10.   Directors and Executive Officers of the Registrant................33

Item 11.   Executive Compensation....................................... ....33

Item 12.   Principal Shareholders............................................33

Item 13.   Certain Relationships and Related Transactions ...................33

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8K..............................................34

                                     PART I

Item 1.    Business

General

           Riviera Holdings Corporation, a Nevada corporation (the "Company"), through its wholly owned subsidiary, Riviera Operating Corporation, a Nevada corporation ("ROC"), owns and operates the Riviera Hotel & Casino (the "Riviera") located on the Strip in Las Vegas, Nevada. The Riviera caters to adults seeking traditional Las Vegas-style gaming and entertainment. The Riviera is situated on a 26-acre site across the Strip from Circus Circus and adjacent to the Las Vegas Hilton and the Las Vegas Convention Center. The property features approximately 2,100 hotel rooms (including 169 suites), 105,000 square feet of casino space, a 100,000 square-foot convention, meeting and banquet facility (one of the largest in Las Vegas), four full-service restaurants, a 430-seat buffet, four showrooms, a 200-seat entertainment lounge, 47 food and retail concessions and approximately 2,900 parking spaces. The casino contains approximately 1,300 slot machines, 50 gaming tables, a keno lounge and a 200-seat race and sports book. The Riviera also offers one of the most extensive entertainment programs in Las Vegas, including such popular shows as Splash, An Evening at La Cage, Crazy Girls and Bottoms Up and featured comedians at the Riviera Comedy Club.

           Opened in 1955, the Riviera was one of the original casino/hotels on the Las Vegas Strip catering to high stakes gamblers. Since opening, the Riviera has been expanded several times. The most recent expansion, which occurred during 1988 through 1990, resulted in significant cost overruns and ultimately contributed to the Company's predecessor filing for bankruptcy protection in 1991. In 1992 the current management team was assembled and successfully guided the Company through its emergence from bankruptcy in June 1993. As a result of the bankruptcy, all of the Common Stock and $100.0 million of the Company's 11% Mortgage Notes due December 31, 2002 (the "First Mortgage Notes") under the First Mortgage Note Indenture (the "Note Indenture") were distributed to the secured creditors of the predecessor company.

           The new management team implemented new marketing programs, which included targeting California and the southwestern United States, and initiated a number of strategic changes to reposition the Riviera, including a shift from "high-rollers" to mid-level gaming customers, particularly slot players, who seek a broader entertainment experience. Management reconfigured the casino space to improve the flow of customer traffic, installed new slot machines and bill acceptors, reduced the number of gaming tables and de-emphasized baccarat. Management also decreased the volatility of gaming revenues by reducing credit limits, outsourcing the Company's sports book and shifting to parimutuel horse wagering. Improved hotel marketing efforts have resulted in one of the highest room occupancy rates on the Strip.

           On October 22, 1996, the Company filed a registration statement on Form S-1, registration no. 333-14593 (the "Registration Statement"), for a public offering of its Common Stock (the "Offering"). The Company expects to file an Amendment No. 1 to the Registration Statement ("Amendment No. 1") on March 10, 1997. The Offering, as amended by Amendment No. 1, contemplates an underwritten offering by the Company of 1,750,000 shares of its Common Stock to the public and the sale of 1,250,000 shares of Common Stock to the public by certain selling stockholders in a secondary underwritten offering. The Company also granted the underwriters an option to purchase an additional 450,000 shares of Common Stock to cover over-allotments. Based on the last reported sales price of $14.125 on the American Stock Exchange on March 4, 1997, and subject to market conditions, the Company would receive (excluding the underwriters' over-allotment option) net proceeds from the Offering of approximately $24.1 million (after deducting expenses of the Offering estimated at approximately $0.6 million).

Business and Growth Strategy

           Over the past several years, management initiated a number of strategic changes at the Riviera to reposition the property to compete in the Las Vegas gaming market. The Company has formulated a business and growth strategy to maintain the competitive position of the Riviera as well as grow the Company. The key elements of the Company's business and growth strategy are discussed below.

Develop New Casino/Hotels

           The Company intends to pursue a growth strategy by developing or acquiring casino/hotel properties in Nevada and other jurisdictions. As part of this strategy, on March 4, 1997, the Company entered into a letter of intent with Eagle to form RBL as a joint venture to develop the Black Hawk Project at what management believes is the premier gaming site in the Black Hawk/Central City, Colorado gaming market. The 71,000 square foot site, zoned entirely for gaming, is the first gaming site encountered when traveling from Denver and is approximately an hour drive from and 40 miles west of Denver. Approximately three million people live within a 100-mile radius of Black Hawk/Central City and casinos in the market generated gaming revenues of approximately $291 million in 1995 and $309 million in 1996.

           In addition to the Black Hawk Project, the Company also plans to review and selectively acquire or develop casino/hotel properties both in Nevada and other jurisdictions. These other jurisdictions may include Michigan and Mexico. Other than the Black Hawk Project, the Company does not presently have any agreements in principle for involvement in any new or financially troubled projects.

Manage Distressed Casino/Hotel Properties

           In order to capitalize on management's experience in repositioning and managing the Riviera through the bankruptcy process, the Company formed Riviera Gaming Management, Inc. ("RGM") for the primary purpose of obtaining casino management contracts with financially distressed casino/hotels in Nevada and other jurisdictions. Since August 1996, RGM has been managing the Four Queens Hotel/Casino ("Four Queens") located adjacent to the Golden Nugget on Fremont Street in downtown Las Vegas. Under the Four Queens management contract, RGM receives a guaranteed minimum management fee plus additional compensation, based on earnings before interest, taxes, depreciation and amortization ("EBITDA") improvement of the Four Queens, and warrants to purchase 20% (on a fully diluted basis) of the equity of the Four Queens' parent.

           The Company believes that there is increasing demand for the services of skilled gaming and hospitality professionals. The Company intends to pursue management contracts with other financially distressed gaming properties. Management is actively reviewing and evaluating other financially troubled gaming properties in Nevada and other jurisdictions with a view towards managing properties with underlying sound business potential and in which the Company can purchase an equity interest.

Continue to Improve Performance of the Riviera

           The Riviera will continue to emphasize marketing programs that appeal to slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. Key elements of this strategy include offering a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with some of Las Vegas' most popular shows, all at reasonable prices. The Company is continuing an extensive capital investment program at the Riviera, including completion of the upgrade of its slot machines in the second quarter of 1997 and the refurbishment of all its hotel rooms, which is expected to be completed in the fall of 1997. In addition, the Company will focus its marketing to take advantage of the Riviera's location by capitalizing on the anticipated increase in walk-in traffic from the addition of 1,000 rooms across the Strip at Circus Circus and the expansions of the Las Vegas Hilton and the Las Vegas Convention Center.

           Emphasize Slot Play. Management instituted a number of initiatives at the Riviera to increase slot play, including the replacement of old slot machines, the installation of bill acceptors and the addition of slot hosts. The Company's strategy is to continue to increase slot play through marketing programs and other improvements, including (i) completion of the Company's slot upgrade program in the second quarter of 1997, (ii) addition of new signage,
(iii) promotion of the Riviera Player's Club, (iv) sponsorship of slot tournaments, (v) creation of promotional programs and (vi) marketing of the "World's Loosest Corner of Slots" and "$40 for $20" slot promotions.

           Create Repeat Customers. Generating customer loyalty is a critical component of management's business strategy as retaining customers is less expensive than attracting new ones. The Company generates repeat customers by
(i) providing a high level of service to its customers to ensure an enjoyable experience while at the Riviera, (ii) responding to customer surveys and (iii) focusing marketing efforts and promotional programs on customers with positive gaming profiles.

           Provide Extensive Entertainment Options. The Company believes entertainment provides an attractive marketing tool to attract customers to the Riviera. The Riviera offers one of the most extensive entertainment programs in Las Vegas, including such well received shows as Splash (a variety show), An Evening at La Cage (a female impersonation show), Crazy Girls (an adult revue) and Bottoms Up (a burlesque-style show) as well as featured comedians at the Riviera Comedy Club. The Company continually updates its shows in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with the Company's emphasis on mid-level customers.

           Attract Walk-In Traffic. The Company seeks to maximize the number of people who patronize the Riviera that are not guests in the hotel. The Riviera is well situated on the Las Vegas Strip near Circus Circus, The Stardust Hotel & Casino, the Westward Ho Casino & Hotel, the Las Vegas Hilton and the Las Vegas Convention Center. Management strives to attract customers from those facilities, as well as capitalize on the growth in Las Vegas visitors in general, with the goal of increasing walk-in traffic by (i) providing a variety of quality, value-priced entertainment and dining options, (ii) promoting the "World's Loosest Corner of Slots" and "$40 for $20" slot promotions, and placing them near the entrances to the casino, (iii) upgrading the exterior of the Riviera including painting, lighting and landscaping and (iv) completing Phase I (see "-- Further Develop the Riviera") to attract customers into the casino.

           Focus on Convention Customers. The Riviera targets convention business because it typically provides patrons willing to pay higher room rates and it provides certain advance planning benefits, since conventions are usually booked two years in advance of the event date. The Riviera has 100,000 square feet of exhibit, meeting and banquet space (one of the largest convention facilities provided by a casino/hotel in Las Vegas) making it attractive to large groups. Management focuses its marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. The Riviera also benefits from its proximity to the Las Vegas Convention Center which makes it attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Strip.

Further Develop the Riviera

           The Company has engaged architects and designers to prepare an overall expansion plan (the "Master Plan") for the existing 26-acre site. The Company believes that implementation of the Master Plan will attract additional customers.

           Phase I. The initial phase of the Master Plan will include a 40,000 square foot expansion of the 100,000 square foot convention, meeting and banquet facility at an estimated cost of approximately $6 million. The Company derives approximately 25% of its hotel occupancy from convention customers and considers them a critical component of its customer base. Management believes that an expansion of the convention space is necessary to accommodate the growth in the size and number of the groups that presently use the facility as well as new groups. Phase I will also include the redevelopment of the approximately 20,000 square feet of vacant space fronting the Las Vegas Strip, across from Circus Circus, to attract walk-in traffic as well as tourists throughout the city.

           Future Phases. Future Phases may include development of an approximately 60,000 square foot domed shopping and entertainment complex to be constructed directly over the casino and containing stores and entertainment that will appeal to the Riviera's main target audience, adults aged 45 to 70. The exit from the complex will be by an escalator which will deliver patrons to the casino. The Company expects to find partners to finance, develop and operate the entertainment attraction and retail stores. The Company also has approximately nine acres available for additional development. The Company is exploring a number of options in order to make the best use of this valuable land.

           As part of the Master Plan, the Company is considering a joint venture for the development of a time-share condominium tower. The Company expects to contribute land to the joint venture and a third party would construct and sell time-share units and arrange financing. Management believes that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base of additional casino customers. Other potential development projects include the construction of a new hotel tower and additional parking facilities. The development of a time-share tower, hotel tower or parking facility would require additional financing, a release of restrictions under the Note Indenture and, in the case of the time-share tower, a joint venture partner, none of which the Company has in place at this time.

The Riviera

           The Riviera is located on the corner of Las Vegas Boulevard, the "Strip," and Riviera Drive, across the Strip from Circus Circus. The back of the 26-acre property fronts Paradise Road across from the Las Vegas Hilton and the Las Vegas Convention Center. The Riviera is strategically located to take advantage of the high tourist traffic along the Strip as well as the increasing number of convention customers that use the Las Vegas Convention Center.

           Gaming. The Riviera has 105,000 square feet of casino space. The casino currently has approximately 1,300 slot machines and 50 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) poker, baccarat, Let It Ride(R) and poker. The casino also includes a keno lounge and a 200-seat race and sports book.

           Gaming operations at the Riviera are continually monitored and modified to respond to both changing market conditions and customer demand in an effort to attract new customers, retain existing customers, and encourage repeat customer business. New and innovative slot and table games have been introduced based on customer feedback. Management devotes substantial time and attention to the type, location and player activity of all its slot machines. The Company is continuing an extensive capital investment program for the upgrade of its slot machines which is expected to be completed in the second quarter of 1997.

           The current management team has made an effort to redirect its business away from high-stakes wagerers and to focus, instead, on mid-level gaming customers and thus has implemented stricter credit policies and a reduction of baccarat table limits. As a result, the percentage of table game dollar volume represented by credit play declined from approximately 24% in 1993 to 15% in 1996. Because the extension of credit is not as necessary for success with mid-level gaming customers, management expects that providing credit, and the risks associated with possible losses on uncollectible and discounted receivables, will continue to be less significant to the casino. However, because management intends to maintain a balanced marketing strategy which will include some level of credit being extended, providing credit and the risks associated therewith will remain. Receivables from casino operations declined from approximately $2.9 million at December 31, 1993 to approximately $2.3 million at December 31, 1996 and the allowance for bad debts and discounts from casino operations declined from approximately $763,000 to $432,000 during the same period. These reductions resulted primarily from the imposition of stricter credit standards. Management maintains strict controls over the issuance of credit and aggressively pursues collection of its customer receivables.

           Hotel. The Riviera's hotel is comprised of five hotel towers with approximately 2,100 rooms, including 169 suites. Built in 1955 as part of the original casino/hotel, the nine-story North Tower features 391 rooms and 11 suites. In 1967, the 12-story South Tower was built with 147 rooms and 31 suites. Another 220 rooms and 72 suites including penthouse suites were added to the property through the construction of the 17-story Monte Carlo Tower in 1974. In 1977, the six-story San Remo Tower added 243 rooms and six suites to the south side of the resort. The most recent phase of hotel expansion was completed in 1988 upon the opening of the 930 room, 49 suite, 24-story Monaco Tower. The Company is currently refurbishing all of its rooms, with approximately 1,100 completed through the end of 1996 and the balance expected to be completed in the fall of 1997. Management believes that the Riviera has attained room occupancy rates that are among the highest on the Strip with 97.5% for 1994, 97.0% for 1995, and 98.2% for 1996 (based on available rooms).

           Restaurants. The quality, value and variety of food services are critical to attracting Las Vegas visitors. The Riviera offers four bars and five restaurants and serves an average of approximately 5,000 meals per day, including banquets and room service. The following table outlines, for each restaurant, the type of service provided and total seating capacity:


                                                               Seating
Name                         Type                              Capacity
----                         ----                              --------

Kady's                       Coffee Shop                          290
Kristofer's                  Steak and Seafood                    162
Rik' Shaw                    Chinese                              124
Ristorante Italian           Italian                              126
World's Fare Buffet          All-you-can-eat                      432
                                                                -----
           Total.........................................       1,134
                                                                =====


           In addition, the Riviera has a food court operated by a third party under a long-term lease with 200 seats and several fast-food restaurants, including Burger King(R), Panda Express(R), Pizza Hut(R) and "TCBY"(R).

           Convention Center. The Riviera features 100,000 square feet of convention, meeting and banquet space. The convention center is one of the largest in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. The Riviera hosts approximately 150 conventions per year. As of December 31, 1996, the Riviera had over 440,000 confirmed convention-related room nights for 1997 and 1998. On average, approximately 25% of the rooms are occupied for conventions. See "Business and Growth Strategy -- Further Develop the Riviera" for a description of potential expansion of the convention center.

           Entertainment and Other. The Riviera has one of the most extensive entertainment programs in Las Vegas, offering five different regularly scheduled shows and special appearances by headline entertainers in concert. The five in-house productions are regularly updated and changed. In November 1994, the award winning Splash production was closed in order to revise the show and remodel the showroom for the new Splash, which opened on June 23, 1995. A summary of the shows and times is outlined below:

                                                                                                               Seating
Show                        Type                                 Performance Times                            Capacity
----                        ----                                 -----------------                            --------
Splash                      Variety show                         Twice a night, seven nights per                 950
                                                                 week

An Evening at La            Female impersonation                 Twice a night, five nights per                  575
Cage                                                             week; three times on
                                                                 Wednesday

Crazy Girls                 Adult-oriented production            Twice a night, five nights per                  410
                                                                 week; three times per night on
                                                                 Saturday

Bottoms Up                  Afternoon burlesque show             Twice a day, five days per                      410
                                                                 week

The Riviera                 Stand-up comedy                      Twice a night, five nights per                  350
Comedy Club                                                      week; three times a night on
                                                                 Friday & Saturday


           Other entertainment includes the 200-seat Le Bistro entertainment lounge located in the casino which offers live performances six times per night. In addition, the Riviera sponsors special events, such as the Las Vegas Bowl football game, and presents major concerts such as the Beach Boys, the Pointer Sisters, Drew Carey and the Doobie Brothers.

           The Riviera's pool area is approximately 75,000 square feet and is centrally located between the property's hotel towers. The pool area features an olympic-size swimming pool. The Riviera also has tennis courts and a fitness center and spa.

           The Riviera has 41 retail concessions located throughout the property which include gift shops, a jewelry store, men and women's apparel stores, a children's shop and a shoe store.

Marketing Strategy

           In contrast to many of the new casino/hotels that cater to families, the Company believes its customers prefer a traditional Las Vegas-style entertainment and gaming environment. As a result, the Company focuses its marketing efforts on adults. The operating profits of the Riviera depend upon the level of gaming activity in the casino as well as revenues from lodging, food and beverage, conventions, entertainment and retail operations. Accordingly, the marketing strategy of the Riviera is to (i) target customers age 45 to 70 who have more discretionary income and higher spending profiles,
(ii) achieve maximum occupancy and room rates and (iii) obtain the most profitable mix of business. In developing its overall marketing programs, the Company conducts extensive, ongoing research of its target customers' preferences through written surveys, one-on-one interviews and focus groups.

           The Company focuses on attracting its guests through a range of entertainment opportunities. The Riviera has one of the most extensive entertainment programs in Las Vegas with five different regularly scheduled shows and special appearances by headline entertainers. In addition, the Riviera offers a variety of quality dining options, a range of accommodations from deluxe rooms to penthouse suites, numerous recreational facilities and 41 retail outlets located throughout the property. The Company believes that it offers a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with some of Las Vegas' most popular shows, all at reasonable prices.

           The Company designs promotional offers targeted at certain mid-level gaming patrons that are expected to provide revenues based upon their historical gaming patterns. The Company contacts these customers through a combination of direct mail and telemarketing by an in-house marketing staff and independent representatives located in major cities. The Riviera uses a proprietary database which is linked to its player tracking system to help identify customers' requirements and preferences; this allows the Riviera to customize promotions to attract repeat visitors. The Company offers customers personalized service, credit availability and access to a variety of complimentary or reduced rate room, dinner and entertainment reservations. Management uses a specialized multi-tiered marketing approach to attract customers in each of its major market segments. In addition, the Company hosts an array of special events, including slot and table tournaments, designed to attract customers for an extended stay.

           The Company focuses its marketing efforts in the southwestern United States during the spring and summer months and in the midwestern United States during the fall and winter months because of the vacation patterns of the Riviera's target customers in those markets. Marketing efforts in California are consistent throughout the year reflecting the constant flow of California residents to Las Vegas.

           One of the Company's most successful permanent promotions is its "$40 for $20" slot promotion which attracts slot players to the casino. The promotion offers $40 of slot play on certain promotional machines for $20 cash. If the customer does not win a jackpot of at least $40, a prize with a retail value of at least $20 is awarded. The sign-up counter and the promotion machines are located near an entrance to the casino and often draw long lines of patrons. The Company has introduced this promotion at the Four Queens and has been approached to license this promotion to other casinos as well, which it may do in the future.

           Another successful promotion is the "World's Loosest Corner of Slots" which is an area of the casino that contains banks of slot machines with the guaranteed highest payback percentages of any similar machines in Las Vegas. Like the "$40 for $20" slot promotion, the "World's Loosest Corner of Slots" is located near an entrance to the casino to attract walk-in traffic.

           The Company targets the following segments of the Las Vegas market:

           Mid-Level Gaming Customers. The Company has developed a marketing program intended to develop a loyal following of repeat slot and mid-level table game customers. Management believes it has been able to successfully attract these patrons using the Riviera's restaurants, hotel accommodations and entertainment and by focusing on customer service. Management has adopted a selective approach to the extension of credit to these customers in order to reduce volatility of operating results. The Company uses its research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Player's Club and to fill out surveys that provide the Riviera with personal information and preferences and tracks their level of play. Members of the Riviera Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail and telemarketing.

           Tour and Travel. The tour and travel segment of the market consists of customers from across the country who utilize "packages" to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods enabling the Company to maintain occupancy rates at the highest levels throughout the year. Management has developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. The Company's three largest tour and travel operators, including America West Vacations, currently account for approximately 500 room bookings per night. The Company makes an effort to convert tour and travel customers who meet the Company's target customer profile into repeat customers.

           Conventions. This market segment consists of two groups: (i) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel, and (ii) those attending city-wide events, usually held at the Las Vegas Convention Center. The Riviera targets convention business because it typically provides patrons willing to pay higher room rates and provides certain advance planning benefits, since conventions are usually booked two years in advance of the event date. The Riviera has 100,000 square feet of exhibit, meeting and banquet space (one of the largest convention facilities provided by a casino/hotel in Las Vegas) making it attractive to large groups. Management focuses its marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. The Riviera also benefits from its proximity to the Las Vegas Convention Center which makes it attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Strip.

           Free and Independent Travelers. This market segment consists of persons who travel to Las Vegas from all areas of the world, many of whom originate from the western United States. These customers are not affiliated with groups and make their reservations directly with the hotel or through independent travel agents. The Riviera benefits from high name recognition with this market segment.

Las Vegas Market

           The Riviera targets the large and expanding Las Vegas tourist and gaming market. Las Vegas is the largest city in Nevada, with a local population in excess of one million, and is Nevada's principal tourist center. Gaming and tourism are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. Although Las Vegas' principal markets are the western region of the United States, most significantly Southern California and Arizona, Las Vegas also serves as a destination resort for visitors from all of North America. In addition, a significant percentage of visitors originate from Latin America and Pacific Rim countries such as Japan, Taiwan, Hong Kong and Singapore.

           Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the Las Vegas Convention and Visitors Authority (the "LVCVA"), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 15.2 million in 1986 to more than 29.0 million in 1995, a compound annual growth rate of 7.5%. Gaming has continued to be a strong and growing business with Las Vegas Strip gaming revenues increasing at a compound annual growth rate of 9.9% from $1.6 billion in 1986 to $3.6 billion in 1995.

           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 40% from approximately 67,000 at the end of 1989 to 95,000 at the end of 1996, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the country. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 91% for each of 1993, 1994, 1995 and the first 11 months of 1996. Since January 1, 1996, approximately 4,700 new hotel rooms opened and as of December 31, 1996, there were over 9,200 hotel rooms under construction (which combined constitutes a 14.7% increase in the number of hotel and motel rooms in Las Vegas) and the LVCVA estimated that approximately 60,000 additional hotel rooms were proposed for construction.

           The Company believes that the growth in the Las Vegas market has been enhanced as a result of a dedicated program by the LVCVA and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, the increased capacity of McCarran Airport and the introduction of large themed destination resorts in Las Vegas. In 1986, approximately 1.5 million people attended conventions in Las Vegas and generated approximately $1.0 billion of non-gaming economic impact. For the first 11 months of 1996, the number of convention delegates had increased to 3.2 million with approximately $3.9 billion of non-gaming economic impact. According to the LVCVA, Las Vegas was the largest convention market in the country in 1995.

           During the past five years, McCarran Airport has expanded its facilities to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran Airport has increased from approximately 12.4 million in 1986 to 30.5 million in 1996, a compound annual growth rate of 9.4%. Construction is currently underway on numerous roadway enhancements to improve access to the airport. The airport has additional long-term expansion plans underway which will provide additional runways, three new satellite concourses, 60 additional gates and other facilities.

The Black Hawk Project

           The Company recently signed a letter of intent with Eagle to form RBL, a joint venture, to develop a casino at what management believes is the premier development site (the "Development Site") in Black Hawk, Colorado. The Development Site is currently the closest gaming site to Denver and is the first site encountered when traveling from Denver to Black Hawk/Central City. The Black Hawk/Central City market primarily serves the metropolitan Denver area and is approximately an hour drive and 40 miles from central Denver.

           Located on South Main Street, the Development Site is directly in front of the Colorado Central Station, owned by Anchor Gaming, which management believes is the most successful casino in Colorado due to its location, size and availability of parking. Unlike most other sites, the Development Site is level and has a relatively broad footprint, which provides significant cost and time savings in construction relative to other projects in the market and can accommodate a large Las Vegas-style casino on one floor.

           The Development Site comprises 71,000 square feet, zoned for gaming. The casino building is expected to be approximately 62,000 square feet and include approximately 1,000 slot machines and 14 table games. In addition, the facility will provide entertainment, food and beverage service and will incorporate an attached covered parking facility for 500 vehicles. The Company believes that the Black Hawk Project could be expanded beyond its currently permitted scope based on zoning waivers granted to other casino developers.

           The Company currently estimates that total costs for completion of the Black Hawk Project will be approximately $55 million. The Company estimates that, in addition to the equity financing of RBL, approximately $33 million of third party mortgage and equipment financing will be required in order to complete the Black Hawk Project. The Company currently does not have any commitments for such financing. It is anticipated that construction on the Development Site will begin in the third quarter of 1997, with an opening of the casino/hotel scheduled for mid-1998.

           The Black Hawk Project joint venture outlined in the March 4, 1997 letter of intent (the "Letter of Intent") between the Company and Eagle contemplates the development of an integrated gaming, entertainment and parking facility on the Development Site. As part of the proposed joint venture and development of the Black Hawk Project, the Company will purchase an approximately 80% interest in RBL for $17.6 million and Eagle will acquire an approximately 20% interest in RBL for $4.4 million, assuming an approximately $55 million project cost and 40% equity capitalization. The Company intends to use the net proceeds of the Offering to fund its investment in RBL. Eagle has an option to increase its ownership interest in RBL up to 49.9% at any time prior to the date on which RBL is licensed by the Colorado gaming authorities by acquiring such additional ownership interest from the Company at cost. In addition, the Company has committed to provide a completion guaranty for up to $5.0 million. The Company will also enter into a management agreement with RBL that will provide for management fees based on gross revenue and EBITDA of the casino.

           The Black Hawk Project is subject to a number of conditions. These conditions include obtaining commitments for approximately $33 million of mortgage and equipment financing on satisfactory terms, obtaining bonded fixed-price construction and completion contracts, obtaining regulatory approvals for the Black Hawk Project and completing a development and operating agreement with Eagle. There can be no assurance that these and other conditions to the Black Hawk Project can be satisfied on terms satisfactory to the Company.

           In addition, the Black Hawk Project site may be subject to an adverse mineral rights claim which, if validated through the appeal of the adverse claimant, could materially and adversely affect development of the Black Hawk Project. Further, certain environmental conditions exist at the Black Hawk Project site, the remediation or related costs of which could increase development costs of the Black Hawk Project significantly.

Colorado Market

           In November 1990, the state of Colorado approved limited stakes gaming ($5.00 or less per wager) in two historic gold mining areas, Black Hawk/Central City and Cripple Creek. Because of the $5.00 maximum bet, the casinos in Colorado emphasize gaming machine play. Black Hawk and Central City are contiguous and are located approximately 40 miles from Denver and 10 miles from Interstate 70, the main highway connecting Denver to many of Colorado's major ski resorts. Cripple Creek is located approximately 45 miles from Colorado Springs and 75 miles from Pueblo. Casinos located in the Black Hawk/Central City area serve primarily the residents of Denver and Boulder, Colorado and surrounding communities. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area.

           The following table sets forth statistical information relating to the growth of the Black Hawk/Central City market compiled from data published by the Colorado Department of Revenue:

                                                                    Years Ended December 31,
                                                   -----------------------------------------------------------

                                                      1993             1994           1995            1996
                                                   -----------     ------------     ---------     ------------

Aggregate Gaming Revenues (in millions)                 $186.2           $243.4        $291.0           $308.8

Revenue Per Slot Machine Per Day                        $69.55           $79.88        $84.94           $93.04

Average Number of Slot Machines                          6,922            7,705         8,636            8,446

Average Number of Casinos in Operation                      36               34            32               33



Riviera Gaming Management

           In order to capitalize on management's experience in repositioning and managing the Riviera through the bankruptcy process, the Company formed RGM, a wholly owned subsidiary of the Company, for the primary purpose of obtaining casino management contracts with financially distressed casino/hotels in Nevada and other jurisdictions. Management believes there will be an increasing demand for their services by financially distressed casino/hotels. In addition, RGM may provide other services including assisting new venue licensee applicants in designing and planning their gaming operations and managing the start-up of new gaming operations. These services would include casino design, equipment selection, employee recruitment and training, control and accounting systems and marketing programs.

           Four Queens Management Agreement. Since August 1996, RGM has been operating the Four Queens located adjacent to the Golden Nugget on Fremont Street in downtown Las Vegas under an interim management agreement for a fee of $83,333 per month. A long-term management agreement (the "Management Agreement") with Elsinore Corporation ("Elsinore"), the owner of the Four Queens, went into effect on February 28, 1997, the effective date of the Chapter 11 plan of reorganization of Elsinore.

           The term of the Management Agreement is approximately 40 months, subject to earlier termination or extension. Either party may terminate if cumulative EBITDA for the first two fiscal years is less than $12.8 million. The term can be extended by an additional 24 months at RGM's option, if cumulative EBITDA for the three fiscal years of the term is at least $19.2 million. RGM will be paid a fee of 25% of any increase in annual EBITDA over $4.0 million, subject to a $1.0 million minimum fee, payable in equal monthly installments. RGM has received warrants for 20% of Elsinore's fully diluted equity, exercisable during the term or extended term of the Management Agreement at an exercise price based on the higher of (i) the per share book value on the effective date of the Elsinore bankruptcy plan or (ii) total shareholders' equity of $5.0 million. Either party can terminate the Management Agreement if
(i) substantially all the Four Queens' assets are sold, (ii) the Four Queens is merged or (iii) a majority of the Four Queens' or Elsinore's shares are sold. Upon such termination, RGM will receive a $2.0 million termination bonus minus any amount realized or realizable upon exercise of the warrants.

Competition

           Intense competition exists in the gaming industry, and many of the Company's competitors have significantly greater resources than the Company. The Riviera faces competition from all other casinos and hotels in the Las Vegas area, principally competitors located on or near the Las Vegas Strip. In recent months, several of the Company's direct competitors have opened new casino/hotels or have commenced or completed major expansion projects, and other casino/hotels and expansions are planned. In addition, a number of new mega-resorts on the Strip have been announced and are expected to be completed within the next two years. Expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on the Company's business.

           Management believes that the most direct competition for the Riviera comes from certain large casino/hotels located on or near the Strip which offer amenities and marketing programs similar to those offered by the Riviera. These facilities currently include Bally's Las Vegas, the Flamingo Hilton Hotel, The Frontier Hotel and Gambling Hall, Harrah's Las Vegas, The Monte Carlo Resort & Casino, the Sahara Resort & Casino, The Stardust Hotel & Casino and the Tropicana Resort & Casino. The Riviera competes on the basis of the atmosphere and excitement offered by the facility, the desirability of its location, the quality and relative value of its hotel rooms and restaurants, the quality and variety of entertainment offered, customer service, the availability of convention facilities, its marketing strategy and special marketing and promotional programs.

           Intense competition also characterizes the Black Hawk/Central City, Colorado market. Casinos generally compete on the basis of parking, location and size. There are many casinos currently operating in the Black Hawk/Central City market, including Colorado Central Station, Harveys Wagon Wheel Hotel/Casino, Gilpin Hotel Casino, Fitzgeralds Casino Black Hawk, Bullwhackers Black Hawk and Bullwhackers Central City. In addition, several new development projects and expansion plans have been announced, including construction of a casino by a joint venture between Jacobs Entertainment, Ltd. and the owner/operator of Gilpin Hotel Casino. A number of Colorado casinos have ceased operations and others have filed for protection under Chapter 11 of the United States Bankruptcy Code. Others have closed temporarily or reduced the number of their employees. The Company believes that many Colorado casinos may not be operating profitably. In Black Hawk, Anchor Gaming has announced that the construction of a new casino across from its existing property has been halted, and the joint development of a casino by Nevada Gold & Casinos Inc. and an affiliate of Caesars World Gaming Development Corporation is also currently inactive.

           The Company's Black Hawk Project may compete for customers with casinos located on Indian reservations in southwestern Colorado. In addition, the legalization of casino gaming in or near any metropolitan area, such as Denver, Colorado, from which RBL is expected to draw customers, would have a material adverse effect on RBL's business. Colorado law requires local voter approval for any expansion of limited gaming into additional locations. State and local public initiatives regarding limited gaming in Colorado are being actively pursued by many persons. Several cities within Colorado have active citizens' lobbies that were able to place gaming initiatives on recent statewide ballots. Although these initiatives failed by substantial margins, new initiatives could be introduced on future statewide ballots to allow expansion of gaming in Colorado. Future initiatives, if passed, could significantly increase the competition for gaming customers, thereby adversely affecting RBL's business in Colorado.

           The Company also competes with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states. Any future development of casinos, lotteries or other forms of gaming in other states, particularly areas close to Nevada, such as California, could adversely affect the Company's operations.

Employees and Labor Relations

           As of December 31, 1996, the Riviera employed approximately 2,100 persons and had collective bargaining contracts with seven unions covering approximately 1,300 of such employees including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters and teamsters. The Company's agreements with the Southern Nevada Culinary and Bartenders Unions, Musicians Union and Stage Hands Union, which cover the majority of the Company's unionized employees, were renegotiated in 1994 and will expire May 31, 1997. The Teamsters, Operating Engineers, Carpenters, Painters and Electricians Unions' collective bargaining agreements were renewed in 1995 and generally expire in 1998. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

Regulation and Licensing

Nevada

           Nevada Gaming Authority. The ownership and operation of casino gaming facilities in Nevada are subject to: (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively the "Nevada Act"); and (ii) various local ordinances and regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities."

           The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time and in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

           ROC is required to be licensed by the Nevada Gaming Authorities. The gaming license held by ROC requires the periodic payment of fees and taxes and is not transferable. ROC is also licensed as a manufacturer and distributor of gaming devices. Such licenses also require the periodic payment of fees and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of ROC which is a corporate gaming licensee under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. No person may become a shareholder of, or receive any percentage of profits from, ROC without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and ROC have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

           All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers, distributed or sold by licensed distributors and approved by the Nevada Commission. The approval process includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Gaming Authorities. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

           The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or ROC in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of ROC must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of ROC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Any change in a corporate position by a licensed person must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

           If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or ROC, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or ROC to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

           The Company and ROC are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by ROC must be reported to or approved by the Nevada Commission.

           If it were determined that the Nevada Act was violated by ROC, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, ROC and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of ROC or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

           Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

           The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are deemed to be consistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by shareholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

           Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or ROC, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

           The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, to file applications, be investigated and be found suitable to own the debt security of a Registered
Corporation, if it has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

           The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

           The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The Company has received approval of the Offering by the Nevada Commission. Approval of a public offering does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

           Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

           The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming Licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming Licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's shareholders for the purposes of acquiring control of the Registered Corporation.

           License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the County in which the ROC's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada Licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as ROC, also pay certain fees and taxes to the State of Nevada.

           Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

           Other Regulation. The sale of alcoholic beverages at the Riviera is subject to licensing, control and regulation by the Clark County Board. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse affect upon the operations of ROC.

Colorado

           Colorado Gaming Regulation. On November 6, 1990, the State of Colorado electorate approved an amendment to the Colorado Constitution (the "Colorado Amendment") that legalized limited gaming. As a result, limited gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. The Colorado Amendment defines limited gaming as the use of slot machines and the card games of blackjack and poker, with a maximum single bet of five dollars.

           Limited gaming is confined to the commercial districts of these cities as those commercial districts were defined in city ordinances by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado Amendment restricts the conduct of limited gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, as determined by the municipal governing bodies. Further, the Colorado Amendment provides that no more than 35% of the square footage of any building and no more than 50% of any one floor of such building may be used for limited gaming. Pursuant to the Colorado Amendment, limited gaming operations are prohibited between the hours of 2:00 a.m. and 8:00 a.m. The Colorado Amendment allows limited gaming to occur in establishments licensed to sell alcoholic beverages under the Colorado Liquor Code.

           The Colorado Amendment further provides that, in addition to any other applicable license fees, up to a maximum of 40% of the adjusted gross proceeds of limited gaming operations may be payable by a licensee for the privilege of conducting limited gaming.

           The Colorado legislature promulgated the Limited Gaming Act of 1991 (the "Colorado Act") to implement the provisions of the Colorado Amendment. The Colorado Act was signed into law on June 4, 1991 and has been amended subsequently.

           Through the Colorado Act, the Colorado legislature declared that its public policy toward limited gaming would be that: (i) the success of limited gaming is dependent upon public confidence and trust that licensed limited gaming is conducted honestly and competitively; that the rights of the creditors of licensees are protected; and that gaming is free from criminal and corruptive elements; (ii) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) all establishments where limited gaming is conducted and where gambling devices are operated and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited gaming and to preserve the economy and policies of free competition in the state of Colorado; and (iv) no applicant for a license or other affirmative commission approval has any right to a license or to the granting of the approval sought. Any license issued or other commission approval granted pursuant to the provisions of the Colorado Act is a revocable privilege, and no holder acquires any vested right therein or thereunder.

           Pursuant to the Colorado Act, the ownership and operation of limited gaming facilities in Colorado are subject to extensive regulation. Among other prohibitions, the Colorado Act prohibits persons under the age of 21 from participating in limited gaming or lingering in gaming areas of a casino. No limited gaming may be conducted in Colorado unless all appropriate licenses are approved by and obtained from the Colorado Limited Gaming Control Commission (the "Colorado Commission"). Further, the Colorado Commission has full and exclusive authority to promulgate, and has promulgated, rules and regulations related to limited gaming (the "Colorado Regulations"). Such authority does not require any approval by or delegation of authority from the Colorado Department of Revenue (the "Colorado Revenue Department"). In addition, the Colorado Act created the Division of Gaming within the Colorado Revenue Department to license, implement, regulate and supervise the conduct of limited gaming. The Director of the Division (the "Division Director"), under the general supervision of the Colorado Commission, has broad powers to ensure compliance with the Colorado Act and the regulations promulgated by the Colorado Commission.

           The Colorado Commission may issue the following five types of licenses: (i) slot machine manufacturer or distributor; (ii) operator; (iii) retail gaming; (iv) support; and key employee. The first three licenses are issued for a one-year period and require annual renewal. However, support licenses and key employee licenses are issued for two year periods and are renewable. The Colorado Commission has broad discretion to condition, suspend, revoke, limit or restrict a license at any time and also has the authority to impose fines.

           An applicant for any type of Colorado license must provide the following information: (i) personal background information; (ii) financial information; (iii) participation in legal or illegal activities in Colorado or other jurisdictions, including foreign countries; (iv) criminal record information; (v) information concerning all pecuniary and equity interests in the applicant; and (vi) other information as required. Prior to licensure, applicants must satisfy the Colorado Commission that they are suitable for licensing and are of good moral character. The Colorado legislature has defined unsuitability or unsuitable in relation to a person as the inability to be licensed by the Colorado Commission because of prior acts, associations or financial conditions, and, in relation to acts or practices, those which violate or would violate the statutes or rules or are or would be contrary to the declared legislative purposes of the Colorado Act. Applicants have the burden of proving their qualifications to the Colorado Commission and must submit to and pay the full cost of any background investigations as may be ordered by the Colorado Commission. There is no limit on the cost of such background investigations and no guaranty that any applicant will receive licensing from the Colorado Commission.

           All natural persons employed in the field of limited gaming must hold either a support or key employee license. Every retail gaming licensee must have a key employee licensee in charge of all limited gaming activities available at all times when limited gaming is being conducted. The Colorado

Commission may determine that any employee of a licensee is a key employee and, therefore, require that such person apply for licensing as a key employee.

           A retail gaming license is required for all persons permitting or conducting limited gaming on their premises and such license may be granted only to a retailer. In addition, an operator license is required for all persons who permit slot machines on their premises or who engage in the business of placing and operating slot machines on the premises of a retailer. No person may have an ownership interest in more than three retail licenses. A slot machine manufacturer or distributor license is required for all persons who manufacture, import or distribute slot machines in Colorado, or who otherwise act as slot machine manufacturers or distributors.

           The current practice of the Division of Gaming and the Colorado Commission is to require every officer and director, or equivalent office holders for non-corporate applicants, and 5% or greater beneficial shareholders or owners of an applicant or licensee to complete background investigation forms, provide comprehensive information and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission. The purpose of the investigation is to determine each such person's or entity's qualifications and suitability for licensure. In addition, all persons loaning monies, goods or real or personal property to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Division of Gaming or the Colorado Commission; and, in the discretion of the Division of Gaming or the Colorado Commission, these persons must supply all information relevant to a determination of any such person's suitability for licensure and must submit to a full background investigation if ordered by the Colorado Commission.

           Persons found unsuitable by the Colorado Commission may be required immediately to terminate any interest in, association or agreement with or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's license application. A license grant may be conditioned upon the termination of any relationship with unsuitable persons.

           The Colorado Act and the Colorado Regulations require licensees to maintain detailed books and records that accurately account for all monies and business transactions. Books and records must be furnished upon demand to the Colorado Commission, the Division of Gaming and other law enforcement authorities. The Colorado Regulations also establish detailed and extensive playing procedures, standards, requirements and rules of play for poker, blackjack and slot machines. Retail gaming licensees must, in addition, adopt comprehensive internal control procedures governing their limited gaming operations. Such procedures must be approved in advance by the Division of Gaming and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others.

           Licensees have a continuing duty to report to the Colorado Commission information concerning persons with a financial or equity interest in the licensee, or who have the ability to control or exercise a significant influence over the licensee, or who loan money to the licensee. Licensees are prohibited from engaging in fraudulent acts, which include, among other things, misrepresenting the probabilities of pay out, improperly canceling a bet and conducting limited gaming without a valid license. Finally, licensees must report to the Division of Gaming all licenses, and all applications for licenses, in foreign jurisdictions.

           With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission.

           All agreements, contracts, leases, or arrangements in violation of the Colorado Act or the Colorado Regulations are void and unenforceable.

           All slot machines, cards, chips or tokens used in limited gaming must be approved by the Division Director or the Colorado Commission. All such items must meet standards established by the Division of Gaming and the Colorado Commission.

           Upon request, an applicant or licensee must submit to the Colorado Commission or Director of Gaming written copies or summaries of all written or oral gaming contracts to which it is or will be a party. A gaming contract includes any agreement in which a person does business with a licensee. The Colorado Commission or the Division Director may require changes in gaming contracts or may require termination of a gaming contract. Parties to gaming contracts may be required to provide all information relevant to a determination of their suitability for licensing.

           Colorado has enacted an annual tax on the adjusted gross proceeds ("AGP") from limited gaming. AGP is generally defined as the total amounts wagered less all payments to players. With respect to games of poker, AGP means those sums wagered in a hand retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. Currently, the gaming tax on AGP is: 2% on the first $2 million of AGP; 4% on AGP from $2 million to $4 million; 14% on AGP from $4 million to $5 million; 18% on AGP from $5 million to $10 million; and 20% on AGP over $10 million. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective October 1 of each year, the Colorado Commission establishes the gaming tax for the following 12 months. Under the Colorado Amendment, the Colorado Commission may increase the gaming tax rate to as much as 40% of AGP.

           The Colorado Commission requires all gaming licensees to pay an annual device fee for each slot machine, blackjack table and poker table. The current state device fee, established October 1, 1996, is $100. The municipalities of Central City, Black Hawk and Cripple Creek also assess and collect their own device fees. The current annual device fee in Black Hawk is $750 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the state or city. The state device fee is not prorated; a device used at any time during the year is assessed the full state fee. Local device fees may be prorated according to device usage; the City of Black Hawk currently prorates device fees such that any device used at any time during a calendar quarter is subject to the device fee for such calendar quarter. In addition, a business improvement fee of $100 per device and a transportation impact fee of $77 per device also may apply depending upon the location of the licensed premises.

           Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, alcoholic beverage licenses and other municipal taxes and fees. Significant increases in these fees and taxes, or the imposition of new taxes and fees, may occur.

           Violations of the Colorado Act, or any of the Colorado Regulations, is a criminal offense. Persons violating the Colorado Act or the Colorado Regulations may, in addition to any gaming license suspension or revocation, be subject to criminal prosecution resulting in incarceration, fines or both.

           The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control, and regulation by state and local authorities. Alcoholic beverage licenses are revocable and non-transferable. State and local licensing authorities have full power to limit, condition, suspend or revoke any such licenses. Violation of the state alcoholic beverage laws may constitute a criminal offense, and violators may be subject to criminal prosecution, incarceration and fines. A gaming establishment that sells or provides alcoholic beverages is required to have a retail gaming tavern license.

           There are various classes of alcoholic beverage licenses under the Colorado Liquor Code. However, only a retail gaming tavern license may be issued to persons who are licensed pursuant to the Colorado Act. A retail gaming tavern licensee may sell malt, vinous or spirituous liquors only by individual drinks for consumption on the premises and must also make available sandwiches or light snacks or contract with concessionaires to provide food services within the same building as the licensed premises. In no event may any person hold more than or have an interest in more than three retail gaming tavern licenses. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority. The Department's Liquor Enforcement Division also must approve the application.

           In addition to the other requirements of the gaming laws, the Colorado Commission has enacted a special rule, Rule 4.5, which imposes additional requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licensees in Colorado owned directly or indirectly, five percent or more, by publicly traded corporations. The term "publicly traded corporation" is a specially defined term and may include limited liability companies, trusts, partnerships and other business organizations, and may even include entities exempted from the registration requirements of the securities laws under certain circumstances.

           Under Rule 4.5, gaming licensees, affiliated companies and controlling persons thereof must notify the Colorado Commission within 10 days of the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within 5 days after distribution of such statement, and to follow a variety of other reporting requirements.
Licensees to whom Rule 4.5 applies must include in their articles of organization or similar charter documents certain specified provisions that: restrict the rights of the licensee to issue voting interests or securities except in accordance with the Colorado gaming laws; limit the rights of persons to transfer voting interests or securities of a licensee except in accordance with the Colorado gaming laws; and provide that holders of voting interests or securities of a licensee found unsuitable by the Colorado Commission may be required to sell their interests or securities back to the issuer at the lesser of, in general terms, the holder's investment or the market price as of the date of the finding of unsuitability. Alternatively, and with authorization by the Colorado Commission, the holder may in limited circumstances transfer the voting interests or securities to a suitable person (as determined by the Colorado Commission). Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest on them, the interests or securities may not be voted, or entitled to any vote, and they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holder of the securities or interests.

           Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (i) 5% or more of any class of the voting securities of a publicly traded corporation required to contain the Rule 4.5 charter language provisions, or (ii) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee (all such persons hereinafter referred to as "qualifying persons"), must notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability. Licensees also must notify any qualifying persons of these requirements. A qualifying person whose interests equal 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

           A qualifying person who is an institutional investor under Rule 4.5 and whose interests equal 15% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests. A qualifying person who is an institutional investor and whose interests equal

10% or more, but less than 15%, may not be required to apply for suitability, provided such person fulfills certain reporting requirements.

           Pursuant  to Rule  4.5,  persons  found  unsuitable  by the  Colorado
Commission must be removed from any position as an officer, director, or employee of a licensee, or from a holding or intermediary company thereof. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interests. The Colorado Commission may determine that anyone with a material relationship to a licensee, or affiliated company, must apply for a finding of suitability.

           RBL currently holds no gaming or liquor licenses and will therefore have to make applications for both types of licenses in connection with the Black Hawk Project. The failure or inability to obtain such licensing could materially and adversely affect the Black Hawk Project.

Federal Registration

           ROC is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines. All requisite filings for the present year have been made.

Item 2.    Properties

           The Riviera complex is located on the Las Vegas Strip, occupies approximately 26 acres and comprises approximately 1,700,000 square feet, including 105,000 square feet of casino space, 100,000 square foot convention, meeting and banquet facility, approximately 2,100 hotel rooms (including approximately 169 luxury suites) in five towers, four restaurants, a buffet, four showrooms, a lounge and approximately 2,900 parking spaces. In addition, executive and other offices for the Riviera are located on the property.

           There are 47 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

           The entire Riviera complex is encumbered by a first deed of trust securing the First Mortgage Notes. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources."

Item 3.    Legal Proceedings

           The Company is a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a hotel. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

           The Company's Common Stock began trading on the American Stock Exchange on May 13, 1996 and was reported on the NASDAQ Bulletin Board prior to that date. As of March 4, 1997, based upon information available to it, the Company believes that there were approximately 1,319 beneficial holders of the Company's Common Stock.

           The Company has never paid any dividends on its Common Stock and does not currently expect to pay any dividends (cash or otherwise) on its Common Stock for the foreseeable future. The Company's ability to pay dividends is primarily dependent upon receipt of dividends and distributions from ROC. In addition, the indenture for the First Mortgage Notes restricts the Company's ability to pay dividends on its Common Stock.

           The table below sets forth the bid and ask sales prices by quarter for the years ended December 31, 1995 and 1996, based on information provided by certain brokers who have had transactions in the Company's Common Stock during the year:

                          First          Second           Third          Fourth
                         Quarter         Quarter         Quarter         Quarter
                         -------         -------         -------         -------
         1996
         ----
          BID            $ 7.50          $11.00          $14.00          $12.94
          ASK              9.75           17.75           17.13           15.63

         1995
         ----
          BID              3.00            3.50            8.25            7.00
          ASK              4.63            9.13           11.50           10.00


On March 4, 1997 (the most recent trade date of the Company's common stock), 1,200 shares were traded closing at $14.125 per share.

Item 6.    Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company and its predecessor for the years ended December 31:

                           Year
                          Ended                Six Months Ended                          Years Ended December 31,
                         Dec. 31,         June 30,        Dec. 31,          Combined
                           1992             1993            1993              1993           1994         1995           1996
                          ------           ------          ------            ------         ------       ------         -----
                     (Predecessor)       (Predecessor)    (Successor)
                                                               (dollars in thousands*)

Total Operating           $144,502         $72,702            $76,221        $148,923      $153,921      $151,145        $164,409
Revenue, net

Net Income (Loss)         (80,905)(1)(2)     5,628(2)           2,607           8,235(2)      4,790         6,344           8,440

Net Income (Loss)              N/A             N/A                 $.54           N/A           $1.00         $1.26           $1.63
Per Common Share

Total Assets               143,631         150,836            143,704         143,704       151,925       157,931         167,665

Long Term Debt             133,255         119,959            114,540         114,540       113,154       110,571         109,088


________________

*     Except for Net Income (Loss) Per Common Share

(1) Includes a recognized loss on the permanent impairment of assets during the bankruptcy in the amount of $85.2 million to record the fair market value of the property and equipment.

(2) There was no accrual of interest on debt subsequent to December 18, 1991. If accrued, interest expense on these obligations would have totaled $21.4 million and $10.4 million for the year ended December 31, 1992 and for the six months ended June 30, 1993, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

           The following table sets forth the Company's income statement data as a percentage of net revenues (unless otherwise noted) for the Company for the periods indicated:

                                                       1994              1995             1996
                                                       ----              ----             ----
Revenues:
   Casino.........................................      53.3%            51.2%             48.9%
   Rooms..........................................      23.0             26.4              25.4
   Food and Beverage..............................      14.9             14.5              13.8
   Entertainment..................................      11.0              9.5              12.7
   Other..........................................       6.1              6.3               6.9
   Less promotional allowances...................       (8.3)            (7.9)            (7.7)
                                                     -------           -------          -------
     Net revenues                                      100.0            100.0             100.0

Costs and Expenses:
   Casino(1)......................................      59.5             58.6              59.1
   Rooms(1).......................................      49.7             47.1              45.0
   Food and Beverage(1)...........................      67.9             72.0              70.3
   Entertainment(1)...............................      82.5             71.6              73.2
   Other(1).......................................      37.4             37.1              34.6
   Selling, general and administrative............      18.7             19.6              19.1
   Depreciation and amortization..................       3.7              4.5               5.0
Total Costs and Expenses..........................      87.1             86.1              85.8
Income from operations............................      12.9             13.9              14.2
Interest expense, net.............................       8.0               7.5              6.3
                                                     -------           -------          -------
Income before provision for income taxes..........       5.0              6.4               7.8
Provision for income  taxes.......................      (1.9)             (2.2)            (2.7)
                                                     -------           -------          -------
Net Income                                               3.1%             4.2%              5.1%



(1) Shown as a percentage of corresponding departmental revenue.



1996 Compared to 1995

Revenues

           Net revenues increased by approximately $13.3 million, or 8.8%, from $151.1 million in 1995 to $164.4 million in 1996. Casino revenues increased by approximately $3.0 million, or 3.9%, from $77.3 million in 1995 to $80.4 million in 1996 due primarily to a $2.9 million, or 5.4%, increase in slot revenues as a result of an increase in promotional activities directed at slot players. Room revenues increased by approximately $2.0 million, or 5.0%, from $39.8 million in 1995 to $41.8 million in 1996 as a result of an increase in hotel occupancy from 97.0% to 98.2% (based on available rooms) and an increase in average room rate of $2.40, or 4.4%. Food and beverage revenues increased approximately $700,000, or 3.4%, from $21.9 million in 1995 to $22.6 million in 1996 due to additional covers in the bars and restaurants. Entertainment revenues increased by approximately $6.5 million, or 44.8%, from $14.4 million in 1995 to $20.9 million in 1996. This was principally due to the reopening of the Splash variety show which had been closed during the first half of 1995 for show revisions and theater remodeling. Other revenues increased by approximately $1.8 million, or 18.7%, from $9.5 million in 1995 to $11.3 million in 1996 due primarily to a refund of $576,000 from a union health and welfare trust fund for reduced premiums and general increases in other revenues such as telephone, gift shops and box office commissions. In addition, the Company received management fees of approximately $400,000 for operating the Four Queens Hotel/Casino in downtown Las Vegas beginning in August 1996. Promotional allowances increased by approximately $700,000, or 6.4%, from $11.9 million in 1995 to $12.6 million in 1996 due to additional complimentary show tickets for the Splash show and an increase in complimentaries associated with casino and slot marketing programs.

Direct Costs and Expenses of Operating Departments

           Total direct costs and expenses of operating departments increased by approximately $7.7 million, or 8.2%, from $93.7 million in 1995 to $101.5 million in 1996. Casino expenses increased by approximately $2.2 million, or 4.8%, from $45.3 million in 1995 to $47.5 million in 1996 due to a corresponding increase in casino revenues and casino expenses as a percent of casino revenues increased from 58.6% to 59.1%, primarily due to increased entertainment promotional allowances upon the reopening of Splash on June 23, 1995. Room costs were mostly flat for 1996 compared to 1995, however, room costs as a percentage of room revenues decreased from 47.1% in 1995 to 45.0% in 1996 as room revenues increased while room costs remained relatively constant. Food and beverage costs increased by approximately $150,000, or 0.9%, from $15.8 million in 1995 to $15.9 million in 1996 resulting from a corresponding increase in revenues. Food and beverage costs as a percentage of food and beverage revenues decreased from 72.0% in 1995 to 70.3% in 1996 because food and beverage revenue increased while payroll and other costs remained relatively constant. Entertainment costs increased by approximately $5.0 million, or 48.0%, from $10.3 million in 1995 to $15.3 million in 1996, due to the additional expenses associated with operating Splash for a full year in 1996. Entertainment expenses as a percentage of entertainment revenues increased from 71.6% in 1995 to 73.2% in 1996 due to a revision in the Splash producer's agreement. Other expenses increased by approximately $400,000, or 10.9%, from $3.5 million to $3.9 million due to a corresponding increase in other revenues.

Other Operating Expenses

           Selling, general and administrative expenses increased by approximately $1.8 million, or 6.2%, from $29.6 million in 1995 to $31.5 million in 1996 due to increased incentive plan costs required to retain personnel in the competitive gaming environment. As a percentage of total net revenues, selling, general and administrative expenses decreased from 19.6% in 1995 to 19.1% in 1996 as a result of lower general marketing expenses and the spreading of fixed costs over a larger revenue base in 1996. Depreciation and amortization increased by approximately $1.4 million, or 20.6%, from $6.8 million in 1995 to $8.2 million in 1996.

Other Income (Expense)

           Interest expense decreased by approximately $400,000, or 3.0%, from $12.5 million in 1995 to $12.1 million in 1996 while interest income remained constant at $1.1 million in 1995 and 1996. This was due to a reduction in average debt outstanding, an increase in average cash balances and a decrease in the investment yield in 1996. Other income increased by $505,000 due to a gain on the final payment of certain unsecured notes in the fourth quarter of 1996 offset by a loss due to the change in terms of one of the Company's notes.

Net Income

           As a result of the factors discussed above, net income increased by approximately $2.1 million, or 33.0%, from $6.3 million in 1995 to $8.4 million in 1996. The effective income tax rate was 34.4% for 1995 and 1996.

EBITDA

           EBITDA increased by approximately $3.7 million, or 13.3%, from $27.8 million in 1995 to $31.5 million in 1996. During the same periods, EBITDA margin increased from 18.4% to 19.2% of net revenues.

1995 Compared to 1994

Revenues

           Net revenues decreased by approximately $2.8 million, or 1.8%, from $153.9 million in 1994 to $151.1 million in 1995. Casino revenues decreased by approximately $4.7 million, or 5.8%, from $82.1 million in 1994 to $77.3 million in 1995 which was largely due to an approximately $5.9 million, or 22.9%, decrease in table game revenues as a result of reduced "high-roller" play and the elimination of unprofitable marketing programs offset by an approximately $1.3 million, or 2.8%, increase in slot machine revenues. Room revenues increased by approximately $4.4 million, or 12.5%, from $35.4 million in 1994 to $39.8 million in 1995 due to a slight decrease in occupancy offset by an increase of $7.18 in the average room rate. Food and beverage revenues decreased approximately $1.1 million, or 4.6%, from $23.0 million in 1994 to $21.9 million in 1995, principally due to reduced covers resulting from the decline in customer traffic as a result of Splash being closed for six months in 1995 compared to one month in 1994. Entertainment revenues decreased by approximately $2.5 million, or 14.9%, from $16.9 million in 1994 to $14.4 million in 1995 due primarily to the closure of Splash from November 1994 to June 1995. Other income increased by approximately $125,000, or 1.3%, from $9.4 million in 1994 to $9.5 million in 1995. Promotional allowances decreased by approximately $1.0 million, or 7.7%, from $12.9 million in 1994 to $11.9 million in 1995, primarily due to the elimination of certain marketing programs.

Direct Costs and Expenses of Operating Departments

           Total direct costs and expenses of operating departments decreased by approximately $5.8 million, or 5.8%, from $99.5 million in 1994 to $93.7 million in 1995. Casino expenses decreased by approximately $3.5 million, or 7.2%, from $48.8 million in 1994 to $45.3 million in 1995 due to a corresponding decrease in casino revenues. Casino expenses as a percentage of casino revenues decreased from 59.5% in 1994 to 58.6% in 1995 due to reduced complimentaries. Room costs increased by approximately $1.2 million, or 6.8%, from $17.6 million in 1994 to $18.8 million in 1995, principally due to the payment of higher credit card and travel agent commissions associated with the increase in room revenues. Room costs as a percentage of room revenues decreased from 49.7% in 1994 to 47.1% in 1995 as a result of certain fixed costs being allocated over a larger revenue base. Food and beverage costs increased by approximately $180,000, or 1.2%, from $15.6 million in 1994 to $15.8 million in 1995. As a percentage of food and beverage revenues, costs increased from 67.9% in 1994 to 72.0% in 1995 because certain fixed costs could not be reduced commensurate with the reduction of revenue.

Entertainment costs decreased by approximately $3.7 million, or 26.1%, from $14.0 million in 1994 to $10.3 million in 1995 due to Splash being closed during the first half of 1995. Entertainment costs as a percentage of entertainment revenues decreased from 82.5% in 1994 to 71.6% in 1995 due to better contract terms with the producer of Splash. Other expenses remained constant at $3.5 million in 1995.

Other Operating Expenses

           Selling, general and administrative expenses increased by approximately $800,000, or 2.8%, from $28.8 million in 1994 to $29.6 million in 1995. As a percentage of total net revenues, selling, general and administrative expenses increased from 18.7% in 1994 to 19.6% in 1995 due to increases in payroll and maintenance offset by a decrease in workers' compensation insurance expense resulting from the Company becoming self-insured and a decrease in the provision for bad debts as a result of stricter credit policies during 1995. Depreciation and amortization increased by approximately $1.1 million, or 20.0%, from $5.7 million in 1994 to $6.8 million in 1995.

Other Income (Expense)

           Interest expense decreased by approximately $311,000, or 2.4%, from $12.8 million in 1994 to $12.5 million in 1995, while interest income more than doubled from approximately $510,000 to $1.1 million. This was due to a reduction in average debt outstanding and an increase in average cash balances, respectively, during 1995 compared to 1994.

Net Income

           As a result of the factors discussed above, net income increased by approximately $1.6 million, or 32.4%, from $4.8 million in 1994 to $6.3 million in 1995. The effective income tax rate for 1995 was 34.4% compared to 37.5% for 1994.

EBITDA

           EBITDA increased by approximately $2.2 million, or 8.6%, from $25.6 million in 1994 to $27.8 million in 1995. During the same periods, EBITDA margin increased from 16.6% to 18.4% of net revenues.

Liquidity and Capital Resources

           The Company had cash and cash equivalents of $25.7 million at December 31, 1996, which was an increase of $3.8 million from the balances at December 31, 1995. Significant debt service on the First Mortgage Notes and other debt issued pursuant to the Plan is paid in June and December and should be considered in evaluating cash increases in the first and third quarters.

           For the year ended December 31, 1996, the Company's net cash provided by operating activities was $18.3 million compared to $16.7 million for 1995. EBITDA for 1996 and 1995 was $31.5 million and $27.8 million, respectively, which was adequate to cover the Company's debt service and capital expenditures. Management believes that sufficient cash flow will be available to cover the Company's debt service and enable investment in budgeted capital expenditures for the next 12 months.

           Scheduled interest payments on the First Mortgage Notes and other indebtedness are $12.1 million in 1996 declining to $11.0 million in 2002. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the First Mortgage Notes at maturity in 2002. Accordingly, the ability of the Company to repay the First Mortgage Notes at maturity will be dependent upon its ability to refinance the First Mortgage Notes. There can be no assurance that the Company will be able to refinance the principal amount of the First Mortgage Notes at maturity. The First Mortgage Notes are not redeemable at the option of the Company until June 1, 1998, and thereafter are redeemable at premiums beginning at 104.3125% and declining each subsequent year to par in 2001.

           The Note Indenture provides for mandatory redemption by the Company upon the order of the Nevada Gaming Authorities. The Note Indenture also provides that, in certain circumstances, the Company must offer to repurchase the First Mortgage Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the First Mortgage Notes without a refinancing.

           The Note Indenture imposes certain financial covenants and restrictions on the Company and ROC, including a minimum consolidated net worth requirement and limitations on the payment of dividends, the incurrence of debt and granting of liens, capital expenditures and mergers and sales of assets. As a result of these restrictions, the ability of the Company and ROC to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and ROC may not be able to obtain additional funds. The Company and ROC would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations.

           Effective September 8, 1995, the Note Indenture was amended to permit the Company's management team to utilize its expertise in turning around troubled gaming properties which are either in, or on the verge of, bankruptcy and managing casinos in "new venues."

            In February 1997, the Company entered into a $15.0 million, five year reducing revolving line of credit collateralized by equipment (the "Credit Facility"). The revolving line of credit bears interest at prime plus 0.5% or LIBOR plus 2.9%. The Company has not utilized this line of credit.

           During the reorganization proceeding of Riviera, Inc., certain capital expenditures were deferred. Management considers it important to the competitive position of the Riviera that expenditures be made to upgrade the property. Capital expenditures totaled approximately $8.9 million in 1994, $7.8 million in 1995 and $14.9 million in 1996. Management has budgeted approximately $13.0 million for capital expenditures in 1997. The Company expects to finance such capital expenditures from cash flow and the Credit Facility.

Forward Looking Statements

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

Recently Adopted Accounting Standards

           During 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the financial statements of the Company.

           In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123 Accounting for Stock-Based Compensation which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company continues to account for stock-based compensation arrangements in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and therefore the adoption of SFAS 123 had no effect on the financial position or results of operations of the Company. The Company has provided the pro forma and other additional disclosures about stock-based employee compensation plans in its 1996 consolidated financial statements as required by SFAS 123.

Item 8.    Financial Statements and Supplementary Data, etc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Table of Contents............................................................F-1
Independent Auditors' Report.................................................F-2
Consolidated Balance Sheets as of December 31, 1995 and 1996.................F-3
Consolidated Statements of Income for the Years Ended
  December 31, 1994, 1995 and 1996...........................................F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 1994, 1995 and 1996...........................................F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996...........................................F-6
Notes to Consolidated Financial Statements...................................F-7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 16, 1997, relating to the Annual Meeting of Stockholders to be held on May 8, 1997, and is made a part hereof.

Item 11.   Executive Compensation

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 16, 1997, relating to the Annual Meeting of Stockholders to be held on May 8, 1997, and is made a part hereof.

Item 12.   Principal Shareholders

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 16, 1997, relating to the Annual Meeting of Stockholders to be held on May 8, 1997, and is made a part hereof.

Item 13.   Certain Relationships and Related Transactions

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 16, 1997, relating to the Annual Meeting of Stockholders to be held on May 8, 1997, and is made a part hereof.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)(1)   List of Financial Statements.

           The following Consolidated Financial Statements of the Company and the Independent Auditors' Report set forth on pages F-3 through F-18 and F-2, respectively, are incorporated by reference into this Item 14 of Form 10-K by
Item 8 hereof:

           -        Consolidated Balance Sheets as of December 31, 1995 and
                    1996.
           - Consolidated Statements of Income for the Years Ended December 31, 1994, 1995 and 1996.
           - Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1995 and 1996.
           - Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996.
           -        Notes to Consolidated Financial Statements.
           -        Independent Auditors' Report.

           (a)(2)   List of Financial Statement Schedules.

           No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

           (a)(3)   List of Exhibits.
Exhibit
Number              Description
------              -----------

3.1* Amended and Restated Articles of Incorporation of the Registrant filed June 18, 1993 (see Exhibit 3.1 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

3.2* Bylaws of the Registrant (see Exhibit 3.2 to Registration Statement Form S-1 filed with the Commission on August 11,
                    1993)

10.1* Lease Agreement between Riviera, Inc. and Mardi Gras Food Court, Inc. dated April 1, 1990 (see Exhibit 10.1 to Form 10, Commission File No. 0-21430)


10.2* Amendment to Lease Agreement between Riviera, Inc. and Mardi Gras Food Court, Inc. dated April 1, 1990 (see Exhibit 10.2 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

10.3* Lease Agreement between Riviera, Inc. and Leroy's Horse and Sports Place (see Exhibit 10.3 to Form 10, Commission File No. 0-21430)

10.4* Equipment Lease between Riviera, Inc. and G.E. Capital Corporation (successor in interest to RCA Service Company) (see Exhibit 10.4 to Form 10, Commission File No. 0-21430)

10.5* Sales and Security Agreement for Slot Equipment between Riviera, Inc. and Bally Distributing of Nevada, Inc. and
                    Order re: Motion to Approve Adequate Protection Payments (see Exhibit 10.5 to Form 10, Commission File No. 0-21430)

10.6* Documents Relating to Sale by Universal Distributing of Nevada, Inc. of Slot Equipment to Riviera, Inc. and Stipulation and Order re: Modification of Automatic Stay and Compromise of Claim (see Exhibit 10.6 to Form 10, Commission File No. 0-21430)

10.7*               Indemnity Agreement, dated June 30, 1993, from Riviera, Inc.
                    and Meshulam Riklis in favor of the Registrant and Riviera Operating Corporation (see Exhibit 10.7 to Registration Statement Form S-1 filed with the Commission on August 11,
                    1993)

10.8* Indemnity Agreement, dated June 30, 1993, from the Registrant in favor of IBJ Schroder Bank & Trust Company (see Exhibit 10.8 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

10.9* Equity Registration Rights Agreement, dated June 30, 1993, among the Registrant and the Holders of Registerable Shares (see Exhibit 10.9 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

10.10*              The  Registrant's  Class 4  Unsecured  Promissory  Note (see
                    Exhibit 10.10 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

10.11* The Registrant's Class 5 (Sequoia "A") Unsecured Promissory Note (see Exhibit 10.11 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

10.12* The Registrant's Class 5 (Sequoia "B") Unsecured Promissory Note (see Exhibit 10.12 to Registration Statement Form S-1 filed with the Commission on August 11,
                    1993)

10.13*              The   Registrant's   Class   12   Non-Negotiable   Unsecured
                    Promissory Note (see Exhibit 10.13 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

10.14*              The Registrant's Class 13/14 Unsecured  Promissory Note (see
                    Exhibit 10.14 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

10.15* Operating Agreement, dated June 30, 1993, between the Registrant and Riviera Operating Corporation (see Exhibit
                    10.15 to Registration Statement Form S-1 filed with the Commission on August 11, 1993).

10.16* Adoption Agreement regarding Profit Sharing and 401(k) Plans of the Registrant (see Exhibit 10.16 to Registration Statement Form S-1 filed with the Commission on August 11,
                    1993)

10.17* Howard Johnson & Company Regional Defined Contribution Plan, dated March 16, 1990 (adopted by the Registrant pursuant to the Adoption Agreement filed as Exhibit 10.17 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

10.18*              Employment  Agreement  between Riviera,  Inc. and William L.
                    Westerman, dated January 6, 1993 (see Exhibit 10.18 to Form 10, Commission File No. 0-21430)

10.19*              Form of Agreement  between the Registrant and Directors (see
                    Exhibit 10.19 to Form 10, Commission File No. 0-21430)

10.20* Form of Termination Fee Agreement (see Exhibit 10.20 to Form 10, Commission File No. 0-21430)

10.21* Form of Employment Agreement between Riviera, Inc. and Albert Rapuano, dated January 6, 1993 (see Exhibit 10.21 to Form 10, Commission File No. 0-21430)

10.22* Implementation Agreement between Riviera, Inc. and Albert Rapuano (see Exhibit 10.21 to Amendment No. 1 to Registration Statement Form S-1 filed with the Commission on August 19, 1993)

10.23* Restricted Account Agreement, dated June 30, 1993, among Riviera Operating Corporation, IBJ Schroder Bank & Trust Company and Bank of America Nevada (see Exhibit 10.22 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

10.24* Disbursement Agreement, dated June 30, 1993, between the Registrant and IBJ Schroder Bank & Trust Company (see
                    Exhibit 10.23 to Registration Statement Form S-1 filed with the Commission on August 11, 1993)

10.25* Tax Sharing Agreement between the Registrant and Riviera Operating Corporation dated June 30, 1993 (see Exhibit 10.24 to Amendment No. 1 to Registration Statement Form S-1 filed with the Commission on August 19, 1993)

10.26* The Registrant's 1993 Stock Option Plan (see Exhibit 10.25 to Amendment No. 1 to Registration Statement Form S-1 filed with the Commission on August 19, 1993)

10.27* Form of Stay Bonus Agreement (See, Exhibit 10.27 to Form 10-Q filed with the Commission November 9, 1994.

10.28* Amendment dated February 19, 1995, to Lease Agreement between Riviera, Inc. and Mardi Gras Food Court, Inc. (See, Exhibits 10.1 --- and 10.2)

10.29* Amendment dated September 30, 1994, to Employment Agreement between Riviera, Inc. and William L. Westerman. (See,
                    Exhibit 10.18)

10.30 Management Agreement by and between Elsinore Corporation, Four Queens, Inc. and Riviera Gaming Management Corp. - Elsinore

10.31 Employment Agreement dated as of November 21, 1996 by and between the Registrant, Riviera Operating Corporation and William L. Westerman

10.32 Revolving Line of Credit Loan Agreement dated Februaruy 28, 1997 by and between the Registrant, Riviera Operating Corporation and U.S. Bank of Nevada

10.33 Letter of Intent dated March 4, 1997 between the Registrant and Eagle Gaming, L.P.

* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

           (b)      Reports on Form 8-K:

           No reports on Form 8-K were filed with the Commission during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RIVIERA HOLDINGS CORPORATION

                                         By:/s/   WILLIAM L. WESTERMAN
                                            -----------------------------------
                                         William L. Westerman
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                              Date
---------                       -----                              ----

                                Chairman of the Board,
/s/ WILLIAM L. WESTERMAN        Chief Executive Officer       March 10, 1997
----------------------------    and President
William L. Westerman


                                Treasurer (Principal
/s/ DUANE R. KROHN              Financial and Accounting      March 10, 1997
----------------------------    Officer)
Duane R. Krohn


/s/ ROBERT R. BARENGO           Director                      March 10, 1997
----------------------------
Robert R. Barengo


/s/ WILLIAM FRIEDMAN            Director                      March 10, 1997
William Friedman


/s/ PHILIP P. HANNIFIN          Director                      March 10, 1997
----------------------------
Philip P. Hannifin

                          RIVIERA HOLDINGS CORPORATION

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

  Independent Auditors' Report..............................................F-2
  Consolidated Balance Sheets as of December 31, 1995 and 1996..............F-3
  Consolidated Statements of Income for the Years Ended
     December 31, 1994, 1995 and 1996.......................................F-4
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1994, 1995 and 1996...........................F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1994, 1995 and 1996.......................................F-6
  Notes to Consolidated Financial Statements................................F-7

                          INDEPENDENT AUDITORS' REPORT

Riviera Holdings Corporation
d.b.a. Riviera Hotel & Casino
Las Vegas, Nevada

    We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") d.b.a. Riviera Hotel & Casino as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 28, 1997

                          RIVIERA HOLDINGS CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,
                                                                              ---------------------------
                                                                               1995                1996
                                                                               ----                ----
                                                                                  (in thousands)

                                     ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)........................................  $21,962             $25,747
  Accounts receivable, net (Notes 1 and 2)..................................    4,334               5,113
  Inventories (Note 1)......................................................    2,186               3,039
  Prepaid expenses and other assets.........................................    2,602               2,692
                                                                              -------             -------
     Total current assets...................................................   31,084              36,591
Property and Equipment, Net (Notes 1, 3, 5 and 7)...........................  121,049             127,760
Other Assets................................................................    4,759               2,853
Restricted Cash For Periodic Slot Payments (Notes 1 and 5)..................    1,039                 461
                                                                              -------             -------
          Total Assets...................................................... $157,931            $167,665
                                                                             ========            ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt (Note 5)................................   $2,322              $1,550
  Accounts payable (Notes 1 and 4)..........................................    8,364               8,530
  Current income taxes payable (Note 6).....................................       51                 413
  Accrued expenses (Notes 1 and 4)..........................................    9,640               9,757
                                                                              -------             -------
     Total current liabilities..............................................   20,377              20,250
                                                                              -------             -------
Deferred Income Taxes Payable (Note 6)......................................    3,023               4,626
                                                                              -------             -------
Long-Term Debt, Net of Current Portion (Notes 1 and 5)......................  108,249             107,538
                                                                              -------             -------
Commitments and Contingencies (Notes 5, 7, 8, 9, 10 and 12)

Shareholders' Equity: (Notes 1 and 11)
  Common stock ($.001 par value; 20,000,000 shares
     authorized; 4,800,000 shares at December 31, 1995
     and 4,922,503 shares at December 31, 1996 issued
     and outstanding).......................................................        5                   5
  Additional paid-in capital................................................   12,537              13,919
  Notes receivable from employee shareholders...............................       --               (853)
  Retained earnings.........................................................   13,740              22,180
                                                                              -------             -------
     Total shareholders' equity.............................................   26,282              35,251
                                                                              -------             -------
         Total Liabilities and Shareholders' Equity........................  $157,931            $167,665
                                                                             ========            ========




                 See notes to consolidated financial statements.

                                                      F-3

                          RIVIERA HOLDINGS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Years Ended December 31,
                                                                              -----------------------------------------
                                                                               1994             1995             1996
                                                                               ----             ----             ----
                                                                                     (in thousands, except share data)
Revenues: (Note 1)
  Casino.......................................................               $82,060          $77,337          $80,384
  Rooms........................................................                35,422           39,848           41,835
  Food and beverage............................................                22,961           21,895           22,641
  Entertainment................................................                16,945           14,423           20,883
  Other (Notes 7 and 9)........................................                 9,390            9,515           11,293
                                                                              -------
                                                                              166,778          163,018          177,036
  Less promotional allowances (Note 1).........................                12,857           11,873           12,627
                                                                              -------
          Net revenues.........................................               153,921          151,145          164,409
                                                                              -------
Costs and expenses: (Notes 1, 7 and 10)
  Direct costs and expenses of operating
     departments:
     Casino....................................................                48,826           45,325           47,509
     Rooms.....................................................                17,594           18,787           18,834
     Food and beverage.........................................                15,588           15,768           15,916
     Entertainment.............................................                13,982           10,329           15,290
     Other.....................................................                 3,516            3,527            3,913
  Other operating expenses:
     Selling, general and administrative.......................                28,822           29,618           31,454
     Depreciation and amortization.............................                 5,674            6,811            8,212
                                                                            ---------
          Total costs and expenses.............................               134,002          130,165          141,128
                                                                            ---------
Income from operations.........................................                19,919           20,980           23,281
                                                                            ---------
Other income (expense):
  Interest expense (Notes 5 and 7).............................              (12,764)         (12,453)         (12,085)
  Interest income..............................................                   510            1,149            1,167
  Other, net (Note 5)..........................................                    --               --              505
                                                                            ---------
          Total other income (expense).........................              (12,254)         (11,304)         (10,413)
                                                                            ---------
Income before provision for income taxes.......................                 7,665            9,676           12,868
Provision for income taxes (Notes 1 and 6).....................                 2,875            3,332            4,428
                                                                            ---------
Net income.....................................................             $   4,790        $   6,344       $    8,440
                                                                            =========
Weighted average common and common equivalent
  shares outstanding (Notes 1 and 11)..........................             4,800,000        5,040,720        5,177,809
                                                                            =========
Net income per common and common equivalent shares
  (Notes 1 and 11).............................................             $    1.00        $    1.26        $    1.63
                                                                            =========






                 See notes to consolidated financial statements.


                          RIVIERA HOLDINGS CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1994, 1995 and 1996
                        (in thousands, except share data)


                                                                                                        Notes
                                                                                                      Receivable
                                                                      Additional                         from
                                           Shares         Common        Paid-in       Retained         Employee
                                        Outstanding        Stock        Capital        Earnings      Shareholders        Total
                                        -----------        -----        -------        --------      ------------        -----

Balances, January 1, 1994............     4,800,000         $ 5        $12,537         $2,606                --        $15,148
Net income...........................            --          --             --          4,790                --          4,790
                                         ----------         ---        -------        -------            -----         -------
Balances, December 31, 1994..........     4,800,000           5         12,537          7,396                --         19,938
Net income...........................            --          --             --          6,344                --          6,344
                                         ----------         ---        -------        -------            -----         -------
Balances, December 31, 1995..........     4,800,000           5         12,537         13,740                --         26,282
Stock issued under Employee
  Stock Purchase Plan................       137,000          --          1,543             --          $(1,383)            160
Collections of shareholders'
  receivables........................            --          --             --             --               332            332
Refunds on employee stock
  purchases..........................      (17,600)          --          (198)             --               198             --
Director Compensation
  Plan...............................         3,103          --             37             --                --             37
Net income...........................            --          --             --          8,440                --          8,440
                                         ----------         ---        -------        -------            -----         -------
Balances, December 31, 1996..........     4,922,503         $ 5        $13,919        $22,180            $(853)        $35,251
                                          =========         ===        =======        =======            =====         =======
















                       See notes to consolidated financial statements.

                          RIVIERA HOLDINGS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years Ended December 31,
                                                                                 -----------------------------------------
                                                                                 1994              1995              1996
                                                                                 ----              ----              ----
                                                                                             (in thousands)

Cash flows from operating activities:
  Net income..............................................................      $4,790           $6,344            $8,440
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization........................................       5,674            6,811             8,212
     Provision for bad debts..............................................         991              478               524
     Provision for gaming discounts.......................................         133              143               232
     Other, net...........................................................          --               --             (505)
     Interest expense.....................................................      12,764           12,453            12,085
     Interest paid........................................................     (13,052         (12,489)          (12,072)

     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable.........................     (1,116)              126           (1,535)
       Decrease (increase) in inventories.................................       (508)               86             (853)
       Increase in prepaid expenses and other assets......................       (310)            (212)              (90)
       Decrease in restricted cash for periodic slot payments.............         591              318               578
       Increase in accounts payable.......................................       1,064            1,033               166
       Increase in accrued expenses.......................................       2,393              758               104
       Increase (decrease) in current income taxes payable................         573            (522)               362
       Increase in deferred income taxes payable..........................       2,010            1,013             1,603
       Increase in non-qualified pension plan obligation to CEO
          upon retirement.................................................         375              400             1,039
                                                                                ------           ------            ------
          Net cash provided by operating activities.......................      16,372           16,740            18,290
                                                                                ------           ------            ------
     Cash flows from investing activities:
  Capital expenditures for property and equipment.........................     (8,933)          (7,836)          (14,923)
  Decrease (increase) in other assets.....................................     (1,506)            (382)             1,906
                                                                                ------           ------            ------
          Net cash used in investing activities...........................     (10,439          (8,218)          (13,017)
                                                                                ------           ------            ------

Cash flows from financing activities:
  Proceeds from long-term borrowings......................................         675              176               209
  Payments on long-term borrowings........................................     (3,371)          (3,159)           (2,226)
  Proceeds from issuance of stock to employees and directors..............          --               --               197
  Collections of notes receivable from employees..........................          --               --               332
                                                                                    --
          Net cash used in financing activities...........................     (2,696)          (2,983)           (1,488)
                                                                                ------           ------            ------
Increase in cash and cash equivalents.....................................       3,237            5,539             3,785
Cash and cash equivalents, beginning of period............................      13,186           16,423            21,962
                                                                                ------           ------            ------
Cash and cash equivalents, end of period..................................     $16,423          $21,962           $25,747
                                                                               =======          =======           =======
Supplemental disclosure of cash flow information -- Income
  taxes paid..............................................................        $292           $2,852            $2,463
                                                                                  ====           ======            ======
Supplemental disclosure of non-cash financing activities:
  Stock issued to employees for notes receivable..........................                                         $1,383
                                                                                                                   ======
  Non-cash reductions of long-term debt...................................                                           $845
                                                                                                                     ====



                 See notes to consolidated financial statements.


                          RIVIERA HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Riviera Holdings Corporation (the "Company") and its wholly-owned subsidiary Riviera Operating Corporation ("ROC") were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.

     In July 1994, management established a new division, Riviera Gaming Management, Inc. ("RGM") for the purpose of obtaining management contracts in Nevada and other jurisdictions. In August 1995, RGM incorporated in the state of Nevada as a wholly owned subsidiary of ROC.

  Nature of Operations

     The primary line of business of the Company is the operation of the Riviera Hotel & Casino on the "Strip" in Las Vegas, Nevada. The Company is engaged in a single industry segment, the operation of a hotel/casino with restaurants and related facilities. The Company also manages the Four Queens Hotel/Casino in downtown Las Vegas (see Note 9).

     Casino operations are subject to extensive regulation in the State of Nevada by the Gaming Control Board and various other state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, for recording casino and other revenues and for granting credit comply, in all material respects, with the applicable regulations.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ROC and RGM. All material intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

     All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.

     The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under SFAS 115, are carried on the consolidated balance sheets in the cash and cash equivalents category. SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities to be classified as either held-to-maturity, trading or available-for-sale. Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination at each balance sheet date. Pursuant to the criteria that are prescribed by SFAS 115, the Company has classified its investment securities in inventory as of December 31, 1994,

                          RIVIERA HOLDINGS CORPORATION
and acquired during fiscal 1995 as held to maturity. Held to maturity securities are required to be carried at amortized cost. At December 31, 1996, securities classified as held to maturity were comprised of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and repurchase agreements with an amortized cost of $19,756,000 maturing in three months or less.

  Inventories

     Inventories consist primarily of food, beverage, gift shop and promotional inventories and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

  Property and Equipment

     Property and equipment are stated at the lower of cost or market, and capitalized lease assets are stated at the lower of the present value of future minimum lease payments at the date of lease inception or market value. Interest incurred during construction of new facilities or major additions to facilities is capitalized and amortized over the life of the asset. Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets, which range from 5 to 40 years. The costs of normal maintenance and repairs are charged to expense as incurred. Gains or losses on disposals are recognized as incurred.

  Restricted Cash for Periodic Slot Payments

     At December 31, 1995 and 1996, the Company had interest-bearing deposits with a commercial bank in the amount of $1,039,000 and $461,000 respectively, which are restricted as to use. These amounts represent deposits required by the State of Nevada Gaming Control Board to fund periodic slot payments due customers through the year 2000.

  Fair Value Disclosure as of December 31, 1996

     Cash and cash equivalents, accounts receivable, restricted cash for periodic slot payments, accounts payable and accrued expenses -- The carrying value of these items are a reasonable estimate of their fair value.

     Long-term Debt -- The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt is approximately $112,588,000.

  Casino Revenue

     The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins and losses.

                          RIVIERA HOLDINGS CORPORATION

  Promotional Allowances

     Promotional allowances consist primarily of accommodations, entertainment, and food and beverage services furnished without charge to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.

     The estimated costs of providing promotional allowances are classified as costs of the casino operating department through interdepartmental allocations. These allocations for the years ended December 31, 1994, 1995 and 1996 are as follows:


                                                  1994       1995        1996
                                                --------   --------    ------

                                                         (in thousands)


Food and beverage..............................  $7,225     $6,570       $6,671
Rooms..........................................   1,843      1,451        1,410
Entertainment..................................   2,121      2,280        2,592
                                                -------    -------      -------
     Total costs allocated to casino........... $11,189    $10,301      $10,673
                                                =======    =======      =======



  Federal Income Taxes

     The Company and its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carryforwards.

  Net Income Per Share

     Earnings per common and common equivalent share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Fully diluted per share amounts are substantially the same as primary per share amounts for the periods presented.

     On November 16, 1995, the shareholders of the Company approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized shares of common stock from 5,000,000 to 20,000,000 and a four for one stock split. Accordingly, per share information, average number of shares outstanding and number of shares outstanding in the accompanying consolidated financial statements have been adjusted for the stock split as of the earliest date presented (December 31, 1994).

                          RIVIERA HOLDINGS CORPORATION

  Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

  Reclassifications

     Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with the current year presentation.

  Recently Adopted Accounting Standards

     During 1996 the Company adopted the provisions of Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the financial position or results of operations of the Company.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. The Company continues to account for stock-based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and therefore the adoption of SFAS 123 had no effect on the financial position or results of operations of the Company. The Company has included additional disclosures about stock-based employee compensation plans as required by SFAS 123 (see Note 11).

                          RIVIERA HOLDINGS CORPORATION

2.  Accounts Receivable

    Accounts receivable consist of the following at December 31:


                                                           1995           1996
                                                           ----           ----
                                                              (in thousands)

Casino...............................................      $2,581       $2,280
Hotel................................................       2,494        3,479
                                                           ------       ------
  Total..............................................       5,075        5,759
Less allowance for bad debts and discounts...........         741          646
                                                           ------       ------
  Total..............................................      $4,334       $5,113
                                                            ======      =======



    Changes in the casino and hotel allowance for bad debts and discounts for the years ended December 31, 1995 and 1996 consist of the following:

                                                               1995       1996
                                                               ----       ----
                                                               (in thousands)


Beginning balance..........................................  $1,424       $741
Write-offs.................................................  (1,358)      (912)
Recoveries.................................................      54         61
Provision for bad debts....................................     478        524
Provision for gaming discounts.............................     143        232
                                                             ------    -------
  Ending balance...........................................  $  741    $   646
                                                             ======    ========


3.  Property and Equipment

    Property and equipment consists of the following at December 31:

                                                               1995       1996
                                                               ----       ----
                                                               (in thousands)

Land and improvements.....................................  $21,751     $21,751
Buildings and improvements................................   75,875      77,455
Equipment, furniture, and fixtures........................   38,307      51,650
                                                             ------
     Total property and equipment.........................  135,933     150,856
Less accumulated depreciation.............................   14,884      23,096
                                                             ------     -------
     Net property and equipment........................... $121,049    $127,760
                                                           ========    ========

                          RIVIERA HOLDINGS CORPORATION

4.  Accounts Payable and Accrued Expenses

    Accounts payable consist of the following at December 31:


                                                               1995       1996
                                                               ----       ----
                                                                (in thousands)

Outstanding chip and token liability.................          $854        $836
Casino account deposits..............................           642         498
Unpaid race and sports book winners..................            26          17
Miscellaneous gaming.................................           850         762
                                                             ------      ------
     Total liabilities related to gaming activities..         2,372       2,113
Accounts payable to vendors..........................         4,497       5,118
Hotel deposits.......................................         1,415       1,123
Other................................................            80         176
                                                             ------      ------
     Total...........................................        $8,364      $8,530
                                                             ======      ======


    Accrued expenses consist of the following at December 31:

                                                               1995       1996
                                                               ----       ----
                                                                (in thousands)

Payroll, related payroll taxes and vacation...........       $5,095      $5,244
Health and other liability claims.....................          548         450
Union benefits and dues...............................          816         663
Progressive slot machine liability....................          226         203
Taxes.................................................          518         631
Professional fees.....................................          208         176
Incentive and pension plans...........................        2,209       2,357
Interest..............................................           20          33
                                                            -------      ------
     Total............................................       $9,640      $9,757
                                                             ======      ======

                          RIVIERA HOLDINGS CORPORATION

5.  Long-Term Debt

    Long-term debt consists of the following at December 31:

                                                                                             1995           1996
                                                                                             ----           ----
                                                                                                (in thousands)


First Mortgage Notes maturing on December 31, 2002, bearing interest at the rate of 11% per annum, payable semi-annually on June 30 and December 31, redeemable beginning  June 1, 1998, at 104.3125%;  1999 at 102.8750%;  2000 at 101.4375%;
  and 2001 and  thereafter  at  100%.  These  notes  are  collateralized  by the
  physical structures comprising the Riviera Hotel and Casino.......................      $100,000        $100,000

Unsecured, non-interest bearing notes to settle Class 4, 5 and 12
  claims, discounted at 16.8%, paid in 1996.........................................         2,056              --

Unsecured,  non-interest bearing promissory note in an original principal amount of $8,000,000 (the "Class 13/14 Note") to settle the claims of the former sole shareholder, and his affiliates, payable to a bank in semi-annual installments of $500,000 to
  $750,000 discounted at 12%........................................................         4,159           4,707

Capitalized lease obligations (see Note 7)..........................................         1,341             986

Unsecured promissory notes in the original principal amount of $441,262, bearing interest at the rate of 8.5% per annum, payable
  monthly and maturing on December 31, 1998.........................................           266             185

Periodic slot payments due customers through 2000, prefunded by
  restricted cash (see Note 1)......................................................         1,039             461

Non-qualified  pension plan obligation to the CEO of the Company,  payable in 20 quarterly installments upon expiration of his
  employment contract...............................................................         1,710           2,749
                                                                                          --------        --------
     Total long-term debt...........................................................       110,571         109,088
Less current maturities by terms of debt............................................         2,322           1,550
                                                                                          --------        --------
     Total..........................................................................      $108,249        $107,538
                                                                                          ========        ========



    Maturities of long-term debt for the years ending December 31, were as follows:

                                                                 (in thousands)
1997........................................................          $1,550
1998........................................................           1,884
1999........................................................           1,817
2000........................................................           2,043
2001........................................................           1,244
Thereafter..................................................         100,550
                                                                    --------
     Total..................................................        $109,088
                                                                    ========


    The Indenture for the First Mortgage Notes imposes certain financial covenants and restrictions on the Company, including but not limited to the maintenance of a minimum consolidated net worth, which should not be less than $2,542,000 for any two consecutive fiscal quarters, and limitations on (i) dividends on common stock, (ii) liquidation of assets, (iii) incurrence of indebtedness, (iv) creation of subsidiaries and joint ventures and (v) capital purchases. Capital purchases are limited to annual cash expenditures of $6,000,000 plus 80% of cumulative available cash flow from the Company's inception

                          RIVIERA HOLDINGS CORPORATION
at July 1, 1993, to the extent that this cash flow has not been utilized in any prior year. Management believes the Company is in compliance with the covenants of the Indenture.

    Effective September 8, 1995, the Board of Directors and holders of 94% of the Company's First Mortgage Notes approved amendments to certain note restrictive covenants. Noteholders who consented to the modification of the restrictive covenants were paid a fee of $5.00 for each $1,000 of Notes held, for an aggregate payment by the Company of $500,000 which is included in other assets at December 31, 1995 and 1996 and amortized over the life of the related debt. These costs are being amortized using the straight-line method which approximates the effective interest method over the life of the indebtedness. The amendments to the restrictive covenants were designed to permit the Company's management team to utilize its expertise in turning around troubled gaming properties which are either in or on the verge of bankruptcy and to manage casinos in so called "new venues".

    During the fourth quarter of 1996, the Company made the final payment on the note issued to settle the Class 12 claim, which was less than what was recorded and resulted in income of approximately $845,000. Also during the fourth quarter of 1996, the terms of the Class 13/14 Note was revised, which resulted in a decrease in the discount rate from 16.8% to 12.0% and increased principal, resulting in additional expense of $340,000. Other, net income for the year ended December 31, 1996 includes the net effect of the above transactions.

    In February, 1997, the Company entered into a $15.0 million five year reducing revolving line of credit collateralized by equipment. The revolving line of credit bears interest at prime plus 0.5% or LIBOR plus 2.9%. The Company has not utilized this line of credit.

    The Company has credit facilities totaling $1,100,000 at banks for letters of credit issued periodically to foreign vendors for purchases of merchandise.

6.  Federal Income Taxes

    SFAS 109 requires the Company to compute deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    The effective income tax rates on income attributable to continuing operations differ from the statutory federal income tax rates for the year ended December 31, 1994, 1995 and 1996 as follows:


                                                    1994                  1995               1996
                                                   Amount       Rate     Amount   Rate      Amount   Rate
                                                   ------       ----     ------   ----      ------   ----
                                                          (dollars in thousands)

Taxes at federal statutory rate............          $2,680    35.0%    $3,386   35.0%     $4,504   35.0%
Other                                                   195     2.5       (54)   (1.0)       (76)   (1.0)
                                                     ------    ----     -----    ----      -----    ----
  Provision for income taxes...............          $2,875    37.5%    $3,332   34.0%     $4,428   34.0%
                                                     ======    ====     ======   ====      ======   ====

                          RIVIERA HOLDINGS CORPORATION

    The tax effects of the items comprising the Company's net deferred tax liability consist of the following at December 31:

                                                                                1995       1996
                                                                                ----       ----
                                                                                 (in thousands)
Deferred Tax Liabilities:
  Basis in long-term debt obligations.......................................      $640       $457
  Reserve differential for hospitality and gaming activities................     1,090      1,133
  Difference between book and tax depreciable property......................     4,430      5,226
  Other.....................................................................       383        806
                                                                                ------      -----
     Total..................................................................     6,543      7,622
                                                                                ------      -----
Deferred Tax Assets:
  Reserves not currently deductible.........................................     1,500      1,806
  Bad debt reserves.........................................................       260        226
  AMT credit................................................................     1,760        964
                                                                                ------     ------
     Total..................................................................     3,520      2,996
                                                                                ------     ------
       Net deferred tax liability...........................................    $3,023     $4,626
                                                                                ======     ======


    The Company has $964,000 of alternative minimum tax credit available to offset future income tax liabilities. The credit has no expiration date.

7.  Leasing Activities

    The Company leases certain equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at lease inception and are included with property and equipment. Management estimates the fair market value of the property and equipment subject to the leases approximates the net present value of the leases. The leased property and equipment consist primarily of signs and air conditioning equipment.

    The following is a schedule by year of the minimum rental payments due under capital leases, as of December 31, 1996:

                                                          (in thousands)
1997........................................................  $   441
1998........................................................      441
1999........................................................      429
2000........................................................      227
                                                               ------
  Total minimum lease payments..............................    1,538
Less taxes, maintenance and insurance.......................      390
Less interest portion of payments...........................      162
                                                               ------
  Present value of net minimum lease payments...............   $  986
                                                               ======


    Rental expense for the years ended December 31, 1994, 1995 and 1996 was approximately $295,000, $406,000 and $334,000, respectively.

    In addition, the Company leases retail space to third parties under terms of noncancelable operating leases which expire in various years through 1999. Rental income, which is included in other income,

                          RIVIERA HOLDINGS CORPORATION
for the years ended December 31, 1994, 1995 and 1996 was approximately $1,687,000, $1,533,000 and $1,573,000, respectively.

    At December 31, 1996, the Company had future minimum annual rental income due under noncancelable operating leases as follows:

                                                             (in thousands)
1997.................................................             $1,159
1998.................................................                946
1999.................................................                748
2000.................................................                494
2001.................................................                351
Thereafter...........................................                993
                                                                  ------
     Total...........................................             $4,691
                                                                  ======


8.  Commitments and Contingencies

    The Company is party to several routine lawsuits both as plaintiff and defendant arising from normal operations of a hotel. Management does not believe that the outcome of such litigation in the aggregate will have a material adverse effect on the financial position or results of operations of the Company.

9.  Management Agreements

    Since August 1996, RGM has been operating the Four Queens located adjacent to the Golden Nugget on Fremont Street in downtown Las Vegas under an interim management agreement for a fee of $83,333 per month. A long-term management agreement (the "Management Agreement") with Elsinore Corporation ("Elsinore"), the owner of the Four Queens, went into effect on February 28, 1997, the effective date of the Chapter 11 plan of reorganization of Elsinore.

    The term of the Management Agreement is approximately 40 months, subject to earlier termination or extension. Either party may terminate the Management Agreement if cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first two fiscal years is less than $12.8 million. The term of the Management Agreement can be extended by an additional 24 months at RGM's option, if cumulative EBITDA for the three fiscal years of the term is at least $19.2 million. RGM will be paid a fee of 25% of any increase in annual EBITDA over $4.0 million, subject to a $1.0 million minimum fee, payable in equal monthly installments. RGM has received warrants for 20% of Elsinore's fully diluted equity, exercisable during the term or extended term of the Management Agreement at an exercise price based on the higher of (i) the per share book value on the effective date of the Elsinore bankruptcy plan or (ii) total shareholders' equity of $5.0 million. Either party can terminate the Management Agreement if (i) substantially all the Four Queens' assets are sold,
(ii) the Four Queens is merged or (iii) a majority of the Four Queens' or Elsinore's shares are sold. Upon such termination RGM will receive a $2.0 million termination bonus minus any amount realized or realizable upon exercise of the warrants.

                          RIVIERA HOLDINGS CORPORATION

10.  Employment Agreements and Employee Benefit Plans

    The Company has an employment agreement with Mr. Westerman, Chairman of the Board and Chief Executive Officer of the Company. This agreement includes an annual base salary, an incentive bonus based upon the extent of adjusted operating earnings, contributions to a Non-Qualified Pension Plan and contributions to a Profit Sharing and 401(k) Plan. In addition, the Company has termination fee agreements with each of the Directors, Executive Officers and Significant Employees pursuant to which each of such employees will be entitled to receive one year's salary and health insurance benefits if their employment with the Company is terminated within one year of a change of control of the Company and without cause, or the involuntary termination of Mr. Westerman. On November 21, 1996, the Company amended Mr. Westerman's employment agreement subject to stockholder approval at their annual meeting scheduled for May 8, 1997. If the Company's stockholders do not ratify the amended agreement the agreement described above will remain in full force.

    The Company has an incentive compensation plan, covering employees of the Company who, in the opinion of the Chairman of the Board, either serve in key executive, administrative, professional or technical capacities with the Company or other employees who also have made a significant contribution to the successful and profitable operation of the Company. The amount of the bonus is based on operating earnings before depreciation, amortization, interest expense, provision for income taxes, extraordinary losses and gains, any provisions or payments made pursuant to the Plan, and any provisions or payments made pursuant to the incentive compensation of the Chairman and Chief Executive Officer. At December 31, 1994, 1995 and 1996 the Company recorded accrued bonuses of $1,430,000 and $2,123,000 and $2,588,000, respectively, based upon the above incentive compensation plan and the incentive compensation plan established for the Chairman of the Board under his employment agreement.

    The Company contributes to multi-employer pension plans under various union agreements to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,725,000, $1,576,000 and $1,650,000 for the years ended December 31, 1994, 1995 and 1996. These contributions were for approximately 1,364 employees including food and beverage employees, room department employees, carpenters, engineers, stage hands, electricians, painters and teamsters. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

    The Company sponsors a Profit Sharing and 401(k) Plan which incurred administrative expenses of approximately $67,000, $59,000 and $34,000 for the years ended 1994, 1995 and 1996.

    The profit sharing component of the Profit Sharing and 401(k) Plan provides that the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1/10th of 1% thereof for each $200,000 by which operating earnings is exceeded, up to a maximum of 3% thereof. The Company may elect not to contribute to the Profit Sharing and 401(k) Plan if it notifies its employees in January of the Profit Sharing and 401(k) Plan year. An employee will become vested in the Company's contributions based on the employee's years of service. An employee will receive a year of vesting service for each plan year in which the employee completed 1,000 hours of service. Vesting credit will be allocated in 20% increments for each year of service commencing with the attainment of two years of service. An employee will be fully vested following the completion of six years of service.

    The 401(k) component of the Profit Sharing and 401(k) Plan provides that each eligible employee may contribute up to 15% of such employee's annual compensation, and that the Company will contribute 1%

                          RIVIERA HOLDINGS CORPORATION
of each employee's annual compensation for each 4% of compensation contributed by the employee, up to a maximum of 2%. All non-union employees of the Company will be eligible to participate in the Profit Sharing and 401(k) Plan after twelve consecutive months of service with the Company.

    ROC is a party to termination fee agreements with certain significant employees pursuant to which each such employee is entitled to receive one year's salary and benefits if his or her employment with ROC is terminated within one year of a change of control of the Company or ROC, or the involuntary termination of Mr. Westerman's employment. The estimated total amount that would be payable under all such agreements is approximately $1.3 million in salaries and $400,000 in benefits.

    ROC is a party to stay bonus agreements with certain significant employees pursuant to which each such employee is entitled to receive one year's salary (less the amount of any incentive bonus paid in 1997 for 1996) in the event there is a change of control of the Company. The agreements expire on December 31, 1997. The estimated total amount that would be payable under all such agreements is approximately $300,000.

11.  Stock Option Plans

    At a meeting held on July 27, 1993, the Company's Board of Directors adopted a stock option plan (the "Stock Option Plan") providing for the issuance of both non-qualified and incentive stock options (as defined in the Internal Revenue
Code). This stock option plan was ratified by the Company's shareholders at the April 26, 1994 annual meeting. The number of shares available for purchase under the Stock Option Plan as adopted was 120,000 (as adjusted pursuant to antidilution provisions). On November 16, 1995, the stockholders approved a four-for-one stock split, increasing the number of shares of Common Stock available for purchase under the Stock Option Plan to 480,000. Options were granted for 228,000 shares for 1993, 132,000 shares for 1994, none for 1995, and 110,000 for 1996, leaving a balance available for future grants of 10,000 shares. No options were exercised or cancelled in 1994, 1995 or 1996. On November 21, 1996 the Company amended the Stock Option Plan to increase the number of shares available under the Stock Option Plan from 480,000 shares to 1,000,000 shares and granted options to purchase 300,000 additional shares to Mr. Westerman, each subject to stockholder approval at the annual meeting of stockholders scheduled in May 1997. Options vest 25% one year after the date of grant and 25% each subsequent year. The term of an option can in no event be exercisable more than ten years (five years in the case of an incentive option granted to a shareholder owning more than 10% of the Common Stock), or such shorter period, if any, as may be necessary to comply with the requirements of state securities laws, from the date such option is granted.

    On March 5, 1996, the Board of Directors adopted an employee stock purchase plan (the "Stock Purchase Plan"), which was approved by the stockholders on May 10, 1996. A total of 300,000 shares of common stock (subject to adjustment for capital changes) in the aggregate may be granted under the Stock Purchase Plan. The Stock Purchase Plan is administered by the compensation committee. On May 31, 1996, approximately 560 union and non-union employees participated in the 1996 employee stock purchase plan. Under the plan, 137,000 shares were issued at a discount to employees at $11.26 for $160,000 cash and the balance in notes receivable of $1,383,000 which are payable over two years via payroll deduction. During 1996, 17,600 shares were returned to the plan as the result of refunds to the employees.

    On May 10, 1996, the shareholders approved a Nonqualified Stock Option Plan for Non-Employee Directors (the "Nonqualified Stock Option Plan") and a Stock Compensation Plan for Directors serving

                          RIVIERA HOLDINGS CORPORATION
on the Compensation Committee (the "Stock Compensation Plan"). The total number of shares available for purchase under each plan is 50,000. Pursuant to the Nonqualified Stock Option Plan, two directors were granted options to purchase an aggregate of 4,000 shares in 1996 at an exercise price of $13.25. As of December 31, 1996, 3,103 shares were issued pursuant to the Stock Compensation Plan.

    The Company has adopted the disclosures-only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Stock Option Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the Stock Option Plan been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS 123, the Company's net income and pro forma net income common share and common share equivalent would have been decreased to the pro forma amounts indicated below:


                                                  Years Ended December 31,
                                                  ------------------------
                                                    1995          1996
                                                    -----         ----
                                                    (in thousands, except
                                                       per share data)


Net income-as reported............................  $6,344       $8,440
Net income-pro forma..............................   6,289        8,380
Net income per common and common
  share equivalent-as reported....................   $1.26        $1.63
Net income per common and common share
  equivalent-pro forma............................   $1.25        $1.61



12.  Subsequent Event (unaudited)

    On March 4, 1997, the Company entered into a letter of intent with Eagle Gaming, L.P. ("Eagle") to form a joint venture, Riviera Black Hawk, LLC ("RBL"), to develop a casino (the "Project") in the Black Hawk/Central City, Colorado gaming market for approximately $55 million, subject to satisfaction of a number of conditions. The Company will manage the Project for a management fee based upon the gross revenue and EBITDA of the Project. The Company will initially have an approximately 80% equity interest and Eagle an approximately 20% equity interest in the joint venture. Eagle has the option, prior to the Company being licensed by the Colorado gaming authorities, to acquire up to 29.9% of additional equity interest in the Project from the Company at the Company's cost. If Project costs exceed the approximately $55 million preliminary estimate, the Company and Eagle will be required to bear their respective pro-rata share of increased costs or their respective equity interests will be adjusted. In addition, the Company has committed to provide a completion guaranty for up to $5.0 million.