Form 10-Q
period 1997-03-31
RIVIERA HOLDINGS CORP
filed 1997-04-29
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                              FORM 10-Q

Mark One
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31,
                       -------------------
1997
                               OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to


                       Commission file number  000-21430

                      Riviera Holdings Corporation
              (Exact name of Registrant as specified in its charter)

                 Nevada                    88-0296885
(State or other jurisdiction of           (IRS Employer
 incorporation or organization)         Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada         89109
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number,
  including area code                       (702) 794-9527


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

As of March 31, 1997 there were 4,916,280 shares of Common Stock, $.001 par value per share, outstanding.

                     RIVIERA HOLDINGS CORPORATION

                             INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                           2

Condensed Consolidated Balance Sheets at March 31, 1997 (Unaudited) and   3
December 31, 1996
Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months ended March 31, 1997 and 1996                                4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months ended  March 31, 1997 and 1996                               5

Notes to Condensed Consolidated Financial Statements (Unaudited)          6

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 9

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations and of cash flows for the periods ending March 31,1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 18, 1997



RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and March 31, 1997
(in thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------


                                                                                    December 31,             March 31,
ASSETS                                                                                   1996                     1997

CURRENT ASSETS:

   Cash and cash equivalents                                                             $25,747               $29,028
   Accounts receivable, net                                                                5,113                 4,319
   Inventories                                                                             3,039                 2,815
   Prepaid expenses and other assets                                                       2,692                 2,514
                                                                                  ---------------        --------------
       Total current assets                                                               36,591                38,676
                                                                                  ---------------        --------------

PROPERTY AND EQUIPMENT, NET                                                              127,760               129,569
                                                                                  ---------------        --------------

OTHER ASSETS                                                                               2,853                 2,575
                                                                                  ---------------        --------------
RESTRICTED CASH FOR PERIODIC
     SLOT PAYMENTS                                                                           461                   461
                                                                                  ---------------        --------------

TOTAL ASSETS                                                                            $167,665              $171,281
                                                                                  ===============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                      $1,550                $1,497
   Accounts payable                                                                        8,530                 8,112
   Current income taxes payable                                                              413                   481
   Accrued expenses                                                                        9,757                12,015
                                                                                  ---------------        --------------
       Total current liabilities                                                          20,250                22,105
                                                                                  ---------------        --------------

DEFERRED INCOME TAXES                                                                      4,626                 4,888
                                                                                  ---------------        --------------

LONG-TERM DEBT, NET OF
  CURRENT PORTION                                                                        107,538               107,915
                                                                                  ---------------        --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value;  20,000,000 shares  authorized;  4,940,980 shares issued and outstanding at December 31, 1996 and 4,916,280 issued and
outstanding  at March 31, 1997)                                                                5                     5
   Additional paid-in capital                                                             13,919                13,852
   Notes receivable from Employee Shareholders                                             (853)                 (643)
   Retained earnings                                                                      22,180                23,159
                                                                                  ---------------        --------------
      Total shareholders' equity                                                          35,251                36,373
                                                                                  ---------------        --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $167,665              $171,281
                                                                                  ===============        ==============

See notes to condensed consolidated financial statements




RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
(in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                            1996                1997
                                                                                            -----               ----
REVENUES:

  Casino                                                                                       $20,165              $18,802
  Rooms                                                                                         11,257               10,494
  Food and beverage                                                                              5,828                5,460
  Entertainment                                                                                  5,755                5,432
  Other                                                                                          2,354                2,570
                                                                                       ----------------    -----------------
                                                                                                45,359               42,758
                                                                                       ----------------    -----------------
   Less promotional allowances                                                                   3,636                3,279
                                                                                       ----------------    -----------------
            Net revenues                                                                        41,723               39,478
                                                                                       ----------------    -----------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                                                      12,407               11,203
    Rooms                                                                                        4,667                4,616
    Food and beverage                                                                            3,922                3,988
    Entertainment                                                                                3,979                3,778
    Other                                                                                          715                  673
Other operating expenses:
    Selling, general and administrative                                                          7,603                7,714
    Depreciation and amortization                                                                1,888                2,432
                                                                                       ----------------    -----------------
            Total costs and expenses                                                            35,180               34,405
                                                                                       ----------------    -----------------

INCOME FROM OPERATIONS                                                                           6,543                5,073
                                                                                       ----------------    -----------------

OTHER INCOME (EXPENSE)
Interest expense                                                                               (3,061)              (3,013)
Interest income                                                                                    277                  296
Write off of secondary offering costs                                                                                 (850)
                                                                                       ----------------    -----------------
     Total other income (expense)                                                              (2,784)              (3,567)
                                                                                       ----------------    -----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                         3,759                1,507
                                                                                       ----------------    -----------------

INCOME TAXES                                                                                     1,286                  527
                                                                                       ----------------    -----------------

NET INCOME                                                                                      $2,473                 $979
                                                                                       ================    =================

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                                                 5,048                5,220
                                                                                       ================    =================

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE-PRIMARY AND FULLY DILUTED                                                        $                    $
                                                                                                  0.49                 0.19
                                                                                       ================    =================


See notes to condensed consolidated financial statements



RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
(in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                        1996              1997
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                                $ 2,473              $979
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization
                                                                                            1,888             2,432
    Provision for bad debts
                                                                                              143               154
    Provision for gaming discounts
                                                                                               14                 2
    Write off of secondary offering costs
                                                                                                                850
    Interest expense
                                                                                            3,061             3,013
    Interest paid
                                                                                             (141)              (23)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable
                                                                                              (50)               638
      Decrease (increase) in inventories
                                                                                             (478)               224
      Decrease (increase) in prepaid expenses and other assets
                                                                                              105                178
      Decrease (increase) in restricted cash for slot periodic payments
      Increase (decrease) in accounts payable
                                                                                           (1,180)              (419)
      Increase (decrease) in accrued expenses
                                                                                             (122)              (731)
      Increase (decrease) in current income taxes payable
                                                                                              696                 68
      Increase (decrease) in deferred income taxes
                                                                                              540                262
      Increase in non-qualified pension plan obligation to CEO
              upon retirement
                                                                                              106                405
                                                                                   --------------    ---------------
            Net cash provided by  operating activities
                                                                                            7,055              8,032
                                                                                   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment
                                                                                           (2,235)            (4,241)
      Decrease (increase) in other assets
                                                                                            1,647               (572)
                                                                                           ------               -----
            Net cash used in investing activities
                                                                                             (588)            (4,813)
                                                                                             -----            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings
                                                                                               49
      Payments on long-term borrowings
                                                                                             (591)               (81)
      Net proceeds from issuance of stock to employees
                                                                                                                 143
                                                                                   ---------------   ---------------
        Net cash provided by (used in) financing activities
                                                                                             (542)                62
                                                                                   ---------------   ---------------

INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                            5,925              3,281

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             21,962             25,747
                                                                                   --------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $27,887            $29,028
                                                                                     ============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Income taxes paid                                                            $50               $200
                                                                                              ---               ----

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

Nature of Operation

The primary line of business of the Company is the operation of the Riviera Hotel & Casino on the "Strip" in Las Vegas, Nevada. The Company is engaged in a single industry segment, the operation of a hotel/casino with restaurants and related facilities. The Company also manages the Four Queens Hotel/Casino in downtown Las Vegas.

Casino operations are subject to extensive regulation in the State of Nevada by the Gaming Control Board and various other state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, for recording casino and other revenues and for granting credit comply, in all material respects, with the applicable regulations.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ROC and RGM. All material intercompany accounts and transactions have been eliminated.

The financial information at March 31, 1997 and for the three months ended March 31, 1997 and 1996 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.



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

Secondary Offering Costs

The Company has withdrawn its secondary offering due to market conditions and, as a result, has charged costs totaling $850,000 to earnings for the quarter ended March 31, 1997.

Subsequent Event

On April 11, 1997, the Company was notified that an affiliated group of its shareholders, had filed a Schedule 13D with the Securities and Exchange Commission disclosing that such group which own about 26% Company's common stock have offered to grant a one year option to Mr. Allen Paulson to purchase their RHC stock at a price of $15 per share, subject to adjustment. Based on preliminary discussions with Mr. Paulson, management understands that Mr. Paulson is reviewing the offer, but his willingness to become involved with the Company will depend upon, among other things, his discussions with the Company's board of directors. The Company has had and plans to hold further discussions with Mr. Paulson with respect to these matters. Management believes that if Mr. Paulson chooses to become involved with the Company, it will be on a cooperative basis and in the best interests of the Company , all of its shareholders, its management and its employees. There can be no assurance that any such discussions will result in any transaction involving the Company and Mr. Paulson.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 128 "Earnings per Share". This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management has not determined the effect of this statement on earnings per share as presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following tables set forth certain operating information for the Company for the three months ended March 31, 1997 and 1996. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.




                                                          Three Months
                                                        Ended March 31,
                                                        1997       1996
         Income Statement Data:
         Revenues:
           Casino                                       47.6%       48.3%
           Rooms                                        26.6        27.0
           Food and beverage                            13.8        14.0
           Entertainment                                13.8        13.8
           Other                                         6.5         5.6
           Less promotional allowances                  (8.3)       (8.7)
                                                        -----      -----
           Net revenues                                 100.0      100.0%
                                                        -----      ------
         Costs and Expenses:
           Casino                                        59.6        61.5
           Rooms                                         44.0        41.5
           Food and beverage                             73.0        67.3
           Entertainment                                 69.6        69.1
           Other                                         26.2        30.4
          Selling, general and administrative            19.5        18.2
          Depreciation and  amortization                  6.2         4.5
                                                          ---         ---
             Total costs and  expenses                   87.1        84.3
                                                         ----        ----
         Income from operations                          12.9        15.7
         Interest expense, net                           (6.8)       (6.7)
                                                         -----       -----
         Write off of secondary offering costs           (2.2)
         Income before provision for taxes                3.9         9.0
         Provision for income taxes                       1.3         3.1
                                                          ---         ---
           Net income                                     2.6%        5.9%
                                                          ====       ====

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

Revenues

Net revenues decreased by approximately $2.2 million, or 5.4%, from $41.7 million in 1996 to $39.5 million in 1997. Casino revenues decreased by approximately $1.4 million, or 6.8%, from $20.2 million in 1997 to $18.8 million in 1997 due to a general softness in the gaming market in Las Vegas. Slot revenues decreased approximately $600,000 primarily in the $1.00 denomination due to competition from casinos on the north end of the Las Vegas Strip. Although the table games win percentage increased 2.8%, drop was down approximately $6.8 million or 20% which resulted in a decrease in revenues of approximately $300,000. Race book revenues decreased approximately $300,000 due to the elimination of rebates (to selected high volume customers) under revised agreements with the Nevada Pari Mutuel Association.

Room revenues decreased by approximately $800,000, or 6.8%, from $11.3 million in 1996 to $10.5 million in 1997 as a result of a decrease in hotel occupancy from 98.8% to 97.2% (based on available rooms) and a decrease in average room rate of $2.15, or 3.5%. The decrease in room rate was due to primarily to a 15.7% decrease in convention room nights associated with three 1996 conventions which did not come to Las Vegas in 1997 and one major convention which was held in the first quarter of 1996 and is scheduled for the second quarter of 1997. In addition, management believes that 3,000 of the room base increase in late 1996 and early 1997(Circus Circus and Luxor) was not prebooked. This caused a flooding of the market of low rate rooms and the Company's competitors adjusted their room rates downwards in an attempt to compete for occupancy. Management believes that the rooms referred to above have now been assimilated into the Circus Circus, Inc. reservation flow and the rates will move upward again as a result.

Food and beverage revenues decreased approximately $400,000, or 6.9%, from $5.8 million in 1996 to $5.4 million in 1997 due to reduced complimentary beverage in the casino and lower food covers in the restaurants.

Entertainment revenues decreased by approximately $300,000, or 5.6%, from $5.7 million in 1996 to $5.4 million in 1997 due to an 11.3% decrease in covers in the Splash production show. The Splash show is being revitalized to more closely appeal to the Company's customer who is primarily age 45 to 65.

Other revenues increased by approximately $200,000, or 9.2%, from $2.4 million in 1996 to $2.6 million in 1997 due to the management fees for operating the Four Queens Hotel/Casino in downtown Las Vegas beginning in August 1996.

Promotional allowances decreased by approximately $400,000, or 9.8%, from $3.6 million in 1996 to $3.2 million in 1997 due to lower food and beverage complimentaries associated with casino and slot marketing programs.



Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments decreased by approximately $1.4 million, or 5.6%, from $25.7 million in 1996 to $24.3 million in 1997. Casino expenses decreased by approximately $1.2 million, or 9.7%, from $12.4 million in 1997 to $11.2 million in 1997 due to a corresponding decrease in casino revenues. Casino expenses as a percent of casino revenues decreased from 61.5% to 59.6%, primarily due to a 15.2% decrease in marketing expenses in 1997 while revenues decreased 6.8%. Management is reviewing the competition and may increase marketing expenditures somewhat to drive additional revenues. However, the Company does not intend to significantly discount its gaming product or substantially increase its complimentaries.

Room departmental costs were mostly flat for 1997 compared to 1996, however, room costs as a percentage of room revenues increased from 41.5% in 1996 to 44.0% in 1997 as room revenues decreased (primarily ADR driven) while room costs remained relatively constant.

Food and beverage costs were also relatively flat for 1997 compared to 1996, however, food and beverage costs as a percentage of revenues increased from 67.3% in 1996 to 73.0% in 1997 because the costs charged to the casino department for complimentaries decreased substantially.

Entertainment costs decreased by approximately $200,000, or 5.0%, from $4.0 million in 1996 to $3.8 million in 1997, due primarily to fewer concerts and special events in 1997. Entertainment expenses as a percentage of entertainment revenues remained relatively constant in 1996 and 1997.

Other expenses as a percentage of revenues decrease from 30.4% to 26.2% because of the limited costs associated with management fee revenues from the RGM contract.

Other Operating Expenses

Selling, general and administrative expenses increased by approximately $100,000, or 1.5%, from $7.6 million in 1996 to $7.7 million in 1997 due to increased maintenance and repair expenses. As a percentage of total net revenues, general and administrative expenses increased from 18.2% in 1996 to 19.5% in 1997 as a result of the spreading of fixed costs over a smaller revenue base in 1997. Depreciation and amortization increased by approximately $500,000, or 28.8%, from $1.9 million in 1996 to $2.4 million in 1997and from 4.5% to 6.2% of net revenues due to the significant capital expenditures in the 12 months ended March 31, 1997.

Other Income (Expense)

Interest expense and interest income remained relatively constant in both quarters. During the first quarter of 1997 the Company filed an updated registration statement with the Securities and Exchange Commission for a secondary offering of 1.75 million shares by the Company and 1.25 million shares by existing shareholders. The Company has withdrawn its offering due to market conditions and, as a result, wrote off costs totaling $850,000 for the quarter ended March 31, 1997

Net Income

As  a  result  of  the  factors   discussed   above,  net  income  decreased  by
approximately $1.5 million, or 60.4%, from $2.5 million in 1996 to $1.0 million in 1997. The effective income tax rate was 34.2% for 1996 and 35.0% in 1997.

EBITDA

EBITDA decreased by approximately $900,000, or 11.0%, from $8.4 million in 1996 to $7.5 million in 1997. During the same periods, EBITDA margin decreased from 20.2% to 19.0% of net revenues. This was due primarily to the decrease in the margin in the rooms department due to lower ADR.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $29.0 million at March 31, 1997, which was an increase of $3.3 million from the balances at December 31, 1996. Significant debt service on the First Mortgage Notes and other debt issued pursuant to the Plan is paid in June and December and should be considered in evaluating cash increases in the first and third quarters.

For the quarter ended March 31, 1997, the Company's net cash provided by operating activities was $8.0 million compared to $7.1 million in the first quarter of 1996. EBITDA for first quarters of 1996 and 1995 was $8.4 million and $7.5 million, respectively. For the year ended December 31, 1996, the Company's net cash provided by operating activities was $18.3 million compared to $16.7 million for 1995. EBITDA for 1996 and 1995 was $31.5 million and $27.8 million, respectively, which was adequate to cover the Company's debt service and capital expenditures. Management believes that sufficient cash flow will be available to cover the Company's debt service and enable investment in budgeted capital expenditures for the next 12 months.

Scheduled interest payments on the First Mortgage Notes and other indebtedness are $11.6 million in 1997 declining to $11.0 million in 2002. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the First Mortgage Notes at maturity in 2002. Accordingly, the ability of the Company to repay the First Mortgage Notes at maturity will be dependent upon its ability to refinance the First Mortgage Notes. There can be no assurance that the Company will be able to refinance the principal amount of the First Mortgage Notes at maturity. The First Mortgage Notes are not redeemable at the option of the Company until June 1, 1998, and thereafter are redeemable at premiums beginning at 104.3125% and declining each subsequent year to par in 2001.

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

Management considers it important to the competitive position of the Riviera that expenditures be made to upgrade the property. Capital expenditures totaled approximately $8.9 million in 1994, $7.8 million in 1995 and $14.9 million in 1996. Management has budgeted approximately $14.6 million for capital expenditures in 1997. The Company expects to finance such capital expenditures from cash flow and the Credit Facility.

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


                                                 RIVIERA HOLDINGS CORPORATION


                                                 By: /s/ William L. Westerman
                                                         William L. Westerman
                                                      Chairman of the Board and
                                                        Chief Executive Officer

                                                 By:/s/ Duane Krohn
                                                            Duane Krohn
                                                           Treasurer and
                                                      Chief Financial Officer


                                                 Date:  April 29, 1997