Form 10-K/A
period 1996-12-31
RIVIERA HOLDINGS CORP
filed 1997-05-09
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

      (Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1996

[  ]  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 [Fee Required]

For the transition period from ___________________ to ____________________

                        Commission file number 000-21430

                          RIVIERA HOLDINGS CORPORATION
--------------------------------------------------------------------------------
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

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [ ]

           Based on the average price bid for the Registrant's Common Stock as of March 4, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $46,920,000.

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