Form 10-Q
period 1997-06-30
RIVIERA HOLDINGS CORP
filed 1997-07-25
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997
                                            OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to


                                 Commission file number  000-21430

                        Riviera  Holdings Corporation
             (Exact name of Registrant as specified in its charter)

             Nevada                           88-0296885
(State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada         89109
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number,
  including area code       (702)794-9527

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

As of June 30, 1997 there were 4,914,080 shares of Common Stock, $.001 par value per share, outstanding.

                                                          1



                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                              2

Condensed Consolidated Balance Sheets at June 30, 1997 (Unaudited) and       3
December 31, 1996

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months and Six Months ended June 30, 1996 and 1997                     4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months and Six Months  ended  June 30, 1996 and 1997                   5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    9

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of operations and of cash flows for the three and six month periods ended June 30, 1996 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP



                          RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  BALANCE SHEETS  December 31, 1996 and June 30, 1997 (in thousands, except share data)
                              December 31, June 30,
ASSETS                                           1996       1997
                                                          (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                     $25,747   $25,625
   Accounts receivable, net                        5,113     4,446
   Inventories                                     3,039     2,792
   Prepaid expenses and other assets               2,692     2,266
       Total current assets                       36,591    35,129

PROPERTY AND EQUIPMENT, NET                      127,760   129,635

OTHER ASSETS                                       2,853     3,102
RESTRICTED CASH FOR PERIODIC
     SLOT PAYMENTS                                   461       208

TOTAL ASSETS                                    $167,665  $168,074

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt              $1,297    $1,119
   Accounts payable                                8,530     6,740
   Current income taxes payable                      413       578
   Accrued expenses                                9,757     8,462
       Total current liabilities                  19,997    16,899

DEFERRED INCOME TAXES                              4,626     4,884
OTHER LONG-TERM LIABILITIES                        3,210     3,597
LONG-TERM DEBT, NET OF
  CURRENT PORTION                                104,581   104,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock ($.001 par value; 20,000,000 shares
authorized; 4,940,980 shares issued and outstanding
at December 31, 1996 and 4,914,080 issued and
outstanding  at June 30, 1997)                         5         5
   Additional paid-in capital                     13,919    13,828
   Notes receivable from Employee Stockholders      (853)     (508)
   Retained earnings                              22,180    25,183
      Total stockholders' equity                  35,251    38,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $167,665  $168,074

See notes to condensed consolidated financial statements



                          RIVIERA HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                        (Unaudited)
                       Three Months Ended Six Months Ended
                                June 30, June 30,
                                           1996     1997     1996     1997
REVENUES:

  Casino                                  $20,217  $19,332  $40,382  $38,134
  Rooms                                    10,514   10,930   21,771   21,424
  Food and beverage                         6,215    5,787   12,043   11,248
  Entertainment                             5,493    5,327   11,247   10,759
  Other                                     2,398    2,670    4,752    5,241
                                           44,837   44,046   90,195   86,806
   Less promotional allowances              3,285    3,424    6,922    6,703
            Net revenues                   41,552   40,622   83,273   80,103

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                 12,066   10,930   24,472   22,187
    Rooms                                   4,701    4,574    9,365    9,166
    Food and beverage                       4,163    4,015    8,089    8,002
    Entertainment                           3,927    3,790    7,907    7,571
    Other                                     738      797    1,451    1,473
Other operating expenses:
    Selling, general and administrative     7,999    8,164   15,602   15,839
    Depreciation and amortization           1,974    2,578    3,862    5,010
            Total costs and expenses       35,568   34,848   70,748   69,248

INCOME FROM OPERATIONS                      5,984    5,774   12,525   10,855

OTHER INCOME (EXPENSE)
Interest expense                           (3,039)  (3,030)  (6,100)  (6,043)
Interest income                               316      328      593      623
Write off of secondary offering costs                                   (850)
     Total other income (expense)          (2,723)  (2,702)  (5,507)  (6,270)

INCOME BEFORE PROVISION FOR INCOME TAXES    3,261    3,072    7,018    4,585

INCOME TAXES                                1,116    1,053    2,402    1,582

NET INCOME                                 $2,145   $2,019   $4,616   $3,003

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING            5,132    5,208    5,109    5,212

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE-PRIMARY AND FULLY DILU  $0.42    $0.39    $0.90    $0.58
See notes to condensed consolidated financial statements



RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                           Three Months Ended  Six Months Ended
                                                    June 30,      June 30,
                                                 1996    1997   1996    1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                       $2,145  $2,019 $4,616  $3,003
  Adjustments to reconcile net income to net cash
    provided by  operating activities:
    Depreciation and amortization                 1,974   2,578  3,862   5,010
    Provision for bad debts                          97    (156)   240     -62
    Provision for gaming discounts                          (69)    14     -66
    Write off of secondary offering costs                                  850
    Interest expense                              3,039   3,030  6,100   6,043
    Interest paid                                (5,979) (5,610)(6,120) -5,634

    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable    (31)    97     (81)    795
      Decrease (increase) in inventories            152     23    (327)    247
      Decrease (increase) in prepaid expenses
          and other assets                         (935)   248    (830)    426
      Decrease (increase) in restricted cash for
          slot periodic payments                     253   253     253     253
      Increase (decrease) in accounts payable        268 (1161)   (909) (1,790)
      Increase (decrease) in accrued liabilities     168 (1184)     46  (1,704)
      Increase (decrease) in current income taxe    (747)   97     (51)    165
      Increase (decrease) in deferred income tax     468    (4)  1,008     258
      Increase in non-qualified pension plan
          obligation to CEO upon retirement          106   235     212     641
       Net cash provided by (used in) operating act. 978   397   8,033   8,434

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for prop.and equipt.    (3025)(2644) (5,259) (6,885)
      Decrease (increase) in other assets          1,052  (527)  2,699  (1,099)

       Net cash used in investing activities      (1,973)(3171) (2,561) (7,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings              49            98
      Payments on long-term borrowings            (1,030) (745) (1,622)   (826)
      Proceeds from issuance of stock to
        employees and directors                       12   (23)     12     (91)
      Collections of notes receivable from employees 160   134     160     345
        Net cash used in financing activities       (809) (634) (1,351)   (572)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ($1,804)(3408)  4,121    (122)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   $27,887 29033  21,962  25,747

CASH AND CASH EQUIVALENTS, END OF PERIOD         $26,083 25625  26,083  25,625



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
          INCOME TAXES PAID                       $1,982  $960  $2,032  $1,160






See notes to condensed consolidated financial statements.

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

 In July 1994, management established a new division, Riviera Gaming Management, Inc. ("RGM") for the purpose of obtaining management contracts in Nevada and other jurisdictions. In August 1996, RGM incorporated in the state of Nevada as a wholly owned subsidiary of ROC.

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

The financial information at June 30, 1997 and for the three months and six months ended June 30, 1996 and 1997 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months and six months ended June 30, 1997 and 1996, are not necessarily indicative of the results that will be achieved for the entire year.

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

Secondary Offering Costs

The Company has withdrawn its secondary offering due to market conditions and, as a result, charged costs totaling $850,000 to earnings for the quarter ended March 31, 1997.


Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management has not determined the effect of this statement on earnings per share as presented.

In February 1997, FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement which are effective for periods ending after December 15, 1997.

On June 30, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this new FASB will have material impact on their financial statements.

On June 30, 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that the implementation of this standard will not have a material impact on earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following tables set forth certain operating information for the Company for the three months and six months ended June 30, 1996 and 1997. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.


                           Three Months Ended  Six Months Ended
                                  June 30,        June 30,
                               1996    1997    1996    1997
Income Statement Data:
Revenues:
    Casino                      48.7%   47.6%   48.5%   47.6%
    Rooms                       25.3%   26.9%   26.1%   26.7%
    Food and beverage           15.0%   14.2%   14.5%   14.0%
    Entertainment               13.2%   13.1%   13.5%   13.4%
    Other                        5.8%    6.6%    5.7%    6.5%
    Less promotional allowances(-7.9%) (-8.4%) (-8.3%) (-8.4%)

  Net Revenues                 100.0%  100.0%  100.0%  100.0%

Costs and Expenses:
    Casino                      59.7%   56.5%   60.6%   58.2%
    Rooms                       44.7%   41.8%   43.0%   42.8%
    Food and beverage           67.0%   69.4%   67.2%   71.1%
    Entertainment               71.5%   71.1%   70.3%   70.4%
    Other                       30.8%   29.9%   30.5%   28.1%
    Selling, general and admin  19.3%   20.1%   18.7%   19.8%
    Depreciation and amortizat   4.8%    6.3%    4.6%    6.3%

       Total costs and expenses 85.6%   85.8%   85.0%   86.4%

Income from operations          14.4%   14.2%   15.0%   13.6%
Interest expense, net          (-6.6%) (-6.7%) (-6.6%) (-6.8%)

Write off of secondary offering  0.0%    0.0%    0.0%    1.1%
Income before provision for taxes7.8%    7.6%    8.4%    5.7%
Provision for income taxes       2.7%    2.6%    2.9%    2.0%

  Net income                     5.2%    5.0%    5.5%    3.8%

EBITDA Margin                   19.2%   20.6%   19.7%   19.8%

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues

Net revenues decreased by approximately $900,000, or 2.2% from $41.5 million for the three months ended June 30, 1996 to $40.6 million for the three months ended June 30, 1997.

Casino revenues decreased by approximately $900,000, or 4.5%, from $20.2 million during 1996 to $19.3 million during 1997 due to a general softness in the gaming market in Las Vegas. Slot revenues decreased approximately $800,000 due to a decrease in the hold percent from 6.5% to 6.1% on comparable coin-in volumes. Although the table games drop was down approximately $3.2 million or 11.0%, the table games win percentage increased 4.1%, which resulted in an increase in table games revenues of $658,000. Race book revenues decreased $520,000 due to the elimination of rebates (to selected high volume customers) under revised agreements between the casinos and the Nevada Pari Mutuel Association.

Room revenues increased by approximately $400,000, or 4.0%. from $10.5 million during 1996 to $10.9 million during 1997 as a result of an increase of $2.82 in average room rate from $56.83 in 1996 to $59.65 in 1997. Hotel occupancy remained at 99.2% for both years although there was a decrease in rooms available for sale of 1,700 rooms in 1997 due to remodeling projects.

Food and beverage revenues decreased approximately $400,000, or 6.5%, from $6.2 million during 1996 to $5.8 million during 1997 due primarily to reduced complimentary revenues.

Entertainment revenues decreased by approximately $200,000, or 3.6%, from $5.5 million during 1996 to $5.3 million during 1997 due to a decrease in the average ticket price for Splash resulting from discounts given to maintain volume.

Other revenues increased by approximately $300,000, or 12.5%, from $2.4 million during 1996 to $2.7 million during 1997 due primarily to the management fees for operating the Four Queens Hotel/Casino in downtown Las Vegas which began in August 1996.

Promotional allowances increased by approximately $100,000, or 3.0%, from $3.3 million during 1996 to $3.4 million during 1997 due to increased room complimentaries of $200,000 which were partially offset by lower food and beverage complimentaries of $100,000. The additional room complimentaries were offered in connection with the June gaming tournaments.

Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   decreased  by
approximately $1.5 million, or 5.9%, from $25.6 million for the three months ended June 30, 1996 to $24.1 million for the three months ended June 30, 1997.

Casino expenses decreased by approximately $1.2 million, or 9.9%, from $12.1 million during 1996 to $10.9 million during 1997 due to a corresponding decrease in casino revenues. Casino expenses as a percent of casino revenue decreased from 59.7% to 56.5%, primarily due to a 13.4% decrease in marketing expenses in 1997. Management is reviewing the competition and may increase marketing expenditures somewhat to stimulate additional revenues. However, the Company does not intend to significantly discount its gaming product or substantially increase its promotional allowances.

Room costs decreased by approximately $100,000, or 2.1%, from $4.7 million during the 1996 period to $4.6 million during the 1997 period and room costs as a percentage of room revenue decreased from 44.7% in 1996 to 41.8% in 1997 because costs transferred to the casino department for promotional allowances increased.

Food and beverage costs decreased by approximately $200,000, or 4.8%, from $4.2 million in 1996 to $4.0 million in 1997. However, food and beverage costs as a percentage of revenues increased from 67.0% in 1996 to 69.4% in 1997 because the costs transferred to the casino department for promotional allowances decreased.

Entertainment costs decreased by approximately $100,000, or 2.6%, from $3.9 million in 1996 to $3.8 million in 1997 as a direct result of the lower revenues in all shows. Entertainment expense as a percentage of entertainment revenues fell slightly from 71.5% in 1996 to 71.1% in 1997.

Other expenses as a percentage of revenues decreased from 30.8% in 1996 to 29.9% in 1997 because of the limited costs associated with management fee revenues from the RGM (Four Queens) contract.

Other Operating Expenses

Selling, general and administrative expenses increased by approximately $200,000, or 2.5%, from $8.0 million for the three months ended June 30, 1996 to $8.2 million for the three months ended June 30, 1997. As a percentage of total net revenues, selling, general and administrative expenses increased from 19.3% during the 1996 period to 20.1% during the 1997 period as a result of the spreading of fixed costs over a lower revenue base in the 1997 period.

Depreciation and amortization increased by approximately $600,000, or 30.0%, from $2.0 million in 1996 to $2.6 million in 1997 and from 4.8% to 6.3% of net revenues due to the significant capital expenditures in the twelve months ended June 30, 1997.

Other Income (Expense)

Interest expense and interest income remained relatively constant in both years at $2.7 million and 6.6% and 6.7% of net revenues.


Net Income

As  a  result  of  the  factors   discussed   above,  net  income  decreased  by
approximately $100,000, or 4.8%, from $2.1 million during the three months ended June 30, 1996 to $2.0 million during the three months ended June 30, 1997.


EBITDA

EBITDA increased by approximately $400,000, or 5.0%, from $8.0 million during the three months ended June 30, 1996 to $8.4 million during the three months ended June 30, 1997. During the same periods, EBITDA margin increased from 19.2% to 20.6% of net revenues. This was accomplished even though revenues decreased by $900,000.


Six Months  Ended June 30, 1997 Compared to Six Months  Ended  June 30, 1996
----------------------------------------------------------------------------

Revenues

Net revenues decreased by approximately $3.2 million, or 3.8%, from $83.3 million for the six months ended June 30, 1996 to $80.1 million for the six months ended June 30, 1997.

Casino revenues decreased by approximately $2.3 million, or 5.7%, from $40.4 million during 1996 to $38.1 million during 1997 due to a general softness in the gaming market in Las Vegas. Slot revenues decreased approximately $1.4 million primarily in the dollar denomination due to competition from casinos at the north end of the Las Vegas Strip. This effected both coin in and revenue as the hold percent was reduced in response to the competitive pressure. Although the table games drop was down approximately $9.4 million or 15.1%, the win percentage increased 3.4%, which resulted in an increase in table games revenues of approximately $500,000. Elimination of three times odds on craps and single deck blackjack games were major factors contributing to the increase in win percentage. Race book revenues decreased approximately $850,000 due to the elimination of rebates (to selected high volume customers) under revised agreements between the casinos and the Nevada Pari Mutuel Association.

Room revenues decreased by approximately $400,000, or 1.8%. from $21.8 million during 1996 to $21.4 million during 1997 due primarily to 5,000 more rooms being out of order for refurbishing. Hotel occupancy remained relatively constant at 99.0% in 1997 as compared to 98.2% in 1996 (based on available rooms). The average room rate increased $0.34, or 0.5%, from $59.03 to $59.37 recovering from first quarter 1997 when the average room rate had fallen $2.15 because of the shift of a major convention from the first quarter of 1997 to the second quarter.

Food and beverage revenues decreased approximately $800,000, or 6.6%, from $12.0 million during 1996 to $11.2 million during 1997 primarily due to reduced complimentary beverage in the casino as well as lower food covers in the restaurants.

Entertainment revenues decreased by approximately $400,000, or 3.6%, from $11.2 million during 1996 to $10.8 million during 1997 due to a 5.8% decrease in covers in the Splash production show and a decrease in the average Splash ticket price resulting from discounts given to maintain volume.

Other revenues increased by approximately $500,000, or 10.6%, from $4.7 million during 1996 to $5.2 million during 1997 due to the management fees for operating the Four Queens Hotel/Casino in downtown Las Vegas which began in August 1996.

Promotional allowances decreased by approximately $200,000, or 2.9%, from $6.9 million during 1996 to $6.7 million during 1997 due to lower food and beverage complimentaries of $450,000 which were partially offset by increased room complimentaries of $250,000.

Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   decreased  by
approximately $2.9 million, or 5.7%, from $51.3 million for the six months ended June 30, 1996 to $48.4 million for the six months ended June 30, 1997.

Casino expenses decreased by approximately $2.3 million, or 9.4%, from $24.5 million during 1996 to $22.2 million during 1997 due to a corresponding decrease in casino revenues. Casino expenses as a percent of casino revenue decreased from 60.6% to 58.2%, primarily due to a 14.4% decrease in marketing expenses in 1997. Management has reviewed the competition and has increased marketing expenditures somewhat to drive additional revenues. However, the Company does not intend to significantly discount its gaming product or substantially increase its promotional allowances.

Room costs decreased by approximately $200,000, or 2.1%, from $9.4 million during the 1996 period to $9.2 million during the 1997 period and room costs as a percentage of room revenue decreased from 43.0% in 1996 to 42.8% in 1997 because of increased costs transferred to the casino department for promotional allowances.

Food and beverage costs were relatively flat for 1997 compared to 1996, however, food and beverage costs as a percentage of revenues increased from 67.2% in 1996 to 71.1% in 1997 because the costs transferred to the casino department for promotional allowances decreased.

Entertainment costs decreased by approximately $300,000, or 3.8%, from $7.9 million in 1996 to $7.6 million in 1997 due to fewer concerts and special events in 1997 and the lower payments to the Splash producer. Entertainment expense as a percentage of entertainment revenues remained flat at 70.3% for 1996 and 1997.

Other expenses as a percentage of revenues decreased from 30.5% in 1996 to 28.1% in 1997 because of the limited costs associated with management fee revenues from the RGM (Four Queens) contract.


Other Operating Expenses

Selling, general and administrative expenses increased by approximately $200,000, or 1.5%, from $15.6 million for the six months ended June 30, 1996 to $15.8 million for the six months ended June 30, 1997 due to increased maintenance and repair expenses. As a percentage of total net revenues, selling, general and administrative expenses increased from 18.7% during the 1996 period to 19.8% during the 1997 period as a result of spreading of fixed costs over a lower revenue base in the 1997 period.

Depreciation and amortization increased by approximately $1.1 million, or 28.2%, from $3.9 million in 1996 to $5.0 million in 1997 and from 4.6% to 6.3% of net revenues due to the significant capital expenditures in the twelve months ended June 30, 1997.

Other Income (Expense)

Interest expense and interest income remained relatively constant in both years. During the first quarter of 1997 the Company filed an updated registration statement with the Securities and Exchange Commission for a secondary offering of 1.75 million shares by the Company and 1.25 million shares by existing shareholders. The Company withdrew its offering due to market conditions and, as a result, wrote off costs totaling $850,000 in 1997.

Net Income

As  a  result  of  the  factors   discussed   above,  net  income  decreased  by
approximately $1.6 million, or 34.9%, from $4.6 million during the six months ended June 30, 1996 to $3.0 million during the six months ended June 30, 1997.


EBITDA

EBITDA decreased by approximately $500,000, or 3.0%, from $16.4 million during the six months ended June 30, 1996 to $15.9 million during the six months ended June 30, 1997. However, during the same periods, EBITDA margin increased from 19.7% to 19.8% of net revenues. This increase was accomplished in spite of the 3.8% decrease in net revenues.


Liquidity and Capital Resources

The Company had cash and cash equivalents of $25.6 million at June 30, 1997, which was similar to balances at December 31, 1996.

The Company's net cash provided by operating activities was approximately $400,000 and $8.4 million for the quarter and six months ended June 30, 1997, and approximately $1.0 million and $8.0 million for the comparable prior year periods, respectively. EBITDA for the first six months of 1996 and 1997 was $16.4 million and $15.9 million, respectively, which was adequate to cover the Company's debt service and capital expenditures. Management believes that cash flow from operations, combined with the $15.0 million credit line, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months.

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

The Note Indenture provides that, in certain circumstances, the Company must offer to repurchase the First Mortgage Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the First Mortgage Notes without a refinancing.

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

In February 1997, the Company entered into a $15.0 million, five year reducing revolving line of credit collateralized by equipment (the "Credit Facility"). The revolving line of credit bears interest at prime plus 0.5% or LIBOR plus 2.9%. The Company has not utilized this line of credit. The line of credit is callable upon a change in control.

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

The Company has executed a letter of intent to purchase approximately 70,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. The Company intends to construct a casino containing 1,000 slot machines, 14 table games, a 500-space covered parking garage, and entertainment and food service amenities. The project is estimated to cost approximately $55.0 million. Management is currently reviewing financing alternatives with its investment advisors.



Forward Looking Statements

The Private Securities Litigation Reform Act of 1996 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.


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


                                                 RIVIERA HOLDINGS CORPORATION


                                                 By: /s/ William L. Westerman
                                                 William L. Westerman
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                                 By:/s/ Duane Krohn
                                                 Duane Krohn
                                                 Treasurer and
                                                 Chief Financial Officer


                                                 Date: July 25, 1997



Riviera Holdings Corporation                              7/25/97
Form 10Q June 30, 1997