Form 10-Q
period 1997-09-30
RIVIERA HOLDINGS CORP
filed 1997-11-07
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-Q

Mark One
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997
                                  OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to _________________


                           Commission file number  000-21430

                             Riviera Holdings Corporation
               (Exact name of Registrant as specified in its charter)


        Nevada                                          88-0296885
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


2901 Las Vegas Boulevard South, Las Vegas, Nevada         89109
  (Address of principal executive offices)            (Zip Code)


Registrant's telephone number,
 including area code               (702)794-9527

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

As of September 30, 1997 there were 4,908,180 shares of Common Stock, $.001 par value per share, outstanding.

                                            RIVIERA HOLDINGS CORPORATION

                                                        INDEX

                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                               2

Condensed Consolidated Balance Sheets at September 30, 1997 (Unaudited) and   3
December 31, 1996
Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months and Nine Months ended September 30, 1996 and 1997                4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months and Nine Months  ended  September 30, 1996 and 1997              5

Notes to Condensed Consolidated Financial Statements (Unaudited)              6

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    10

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of operations and of cash flows for the three and nine month periods ended September 30, 1996 and 1997. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Las Vegas, Nevada
October 31, 1997

                                                                      RIVIERA HOLDINGS CORPORATION
                                                                      CONSOLIDATED BALANCE SHEETS
                                                                 December 31, 1996 and September 30, 1997
                                                                   (in thousands, except share data)

                                                                        December 31,       September 30
                                                                             1996               1997
ASSETS                                                                                      (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                                                 $25,747            $62,407
   Accounts receivable, net                                                    5,113              5,117
   Inventories                                                                 3,039              3,191
   Prepaid expenses and other assets                                           2,692              3,554
                                                                    -----------------  -----------------
       Total current assets                                                   36,591             74,269
                                                                    -----------------  -----------------

U.S. TREASURY BILLS HELD TO RETIRE $100 MILLION NOTES                                           110,602
                                                                    -----------------  -----------------

PROPERTY AND EQUIPMENT, NET                                                  127,760            146,440
                                                                    -----------------  -----------------

OTHER ASSETS                                                                   2,853             10,376
                                                                    -----------------  -----------------

RESTRICTED CASH FOR PERIODIC SLOT PAYMENTS                                       461                208
                                                                    -----------------  -----------------
TOTAL ASSETS                                                                $167,665           $341,895
                                                                    =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                          $1,297               $356
   Accounts payable                                                            8,674              7,168
   Current income taxes payable                                                  413
   Accrued Interest on $100 million notes                                                         2,750
   Accrued Interest, Other                                                        33              2,195
   Accrued Expenses - Other                                                    9,580              9,872
                                                                    -----------------  -----------------
     Total current liabilities                                                19,997             22,341
                                                                    -----------------  -----------------

Deferred Income Taxes                                                          4,626              4,665
                                                                    -----------------  -----------------

$100 Million Notes to be retired by U.S. Treasury Bills                      100,000            100,000
                                                                    -----------------  -----------------

Other Long-Term Liabilities                                                    3,210              3,837
                                                                    -----------------  -----------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                         4,581            173,453
                                                                    -----------------  -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value;  20,000,000 shares  authorized;
4,940,980 shares issued and outstanding at December 31, 1996
and 4,908,180 issued and outstanding  at September 30, 1997)                       5                  5
   Additional paid-in capital                                                 13,919             13,751
   Notes receivable from Employee Shareholders                                  (853)              (353)
   Retained earnings                                                          22,180             24,196
                                                                    -----------------  -----------------
      Total shareholders' equity                                              35,251             37,599
                                                                    -----------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $167,665           $341,895
                                                                    =================  =================

See notes to condensed consolidated financial statements


                                                                      RIVIERA HOLDINGS CORPORATION
                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (In thousands, except share data)
                                                                     (Unaudited)

                                                                                Three Months Ended           Nine Months Ended
                                                                                  September 30,                September 30,
                                                                              1996           1997            1996           1997
                                                                         ------------   ------------    ------------  ------------
REVENUES:

  Casino                                                                     $20,996        $16,989         $61,378        $55,123
  Rooms                                                                        9,098          9,211          30,869         30,635
  Food and beverage                                                            5,185          5,012          17,228         16,260
  Entertainment                                                                5,714          5,475          16,961         16,233
  Other                                                                        2,884          2,663           7,636          7,904
                                                                         ------------   ------------    ------------  -------------
                                                                              43,877         39,350         134,072        126,155
   Less promotional allowances                                                 2,946          2,967           9,867          9,670
                                                                         ------------   ------------    ------------  -------------
            Net revenues                                                      40,931         36,383         124,205        116,485
                                                                         ------------   ------------    ------------  -------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                                    12,116         10,604          36,592         32,809
    Rooms                                                                      4,787          4,516          14,155         13,685
    Food and beverage                                                          3,837          3,798          11,924         11,801
    Entertainment                                                              4,361          4,203          12,262         11,752
    Other                                                                        742            827           2,194          2,300
Other operating expenses:
    Selling, general and administrative                                        8,153          7,085          23,755         22,923
    Depreciation and amortization                                              2,097          2,690           5,959          7,700
                                                                         ------------   ------------    ------------  -------------
            Total costs and expenses                                          36,093         33,723         106,841        102,970
                                                                         ------------   ------------    ------------  -------------

INCOME FROM OPERATIONS                                                         4,838          2,660          17,364         13,515

OTHER INCOME (EXPENSE)
Interest expense on $100 million notes                                        (2,750)        (2,767)         (8,250)        (8,300)
Interest income on Treasury Bills held to retire $100 million notes                0            773               0            773
Interest expense, other                                                         (265)        (2,505)           (865)        (3,015)
Interest income, other                                                           264            551             857          1,175
Write off of secondary offering costs and other                                                (220)                        (1,070)
                                                                         ------------   ------------    ------------  -------------
     Total other income (expense)                                             (2,751)        (4,168)         (8,258)       (10,437)
                                                                         ------------   ------------    ------------  -------------

INCOME (LOSS)  BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES                                                          2,087         (1,508)          9,106          3,078

PROVISION (BENEFIT) FOR INCOME TAXES                                             670           (520)          3,072          1,062
                                                                         ------------   ------------    ------------  -------------

NET INCOME (LOSS)                                                             $1,417          ($988)         $6,034         $2,016
                                                                         ============   ============    ============  =============

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                               5,227          5,234           5,127          5,241
                                                                         ============   ============    ============  =============

NET INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE-PRIMARY AND FULLY DILUTED                                 $ 0.27        $ (0.19)         $ 1.18         $ 0.38
                                                                         ============   ============    ============  =============


See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                Three Months Ended     Nine Months Ended
                                                                                 September 30,             September 30,
                                                                             1996         1997         1996         1997
                                                                          -----------  ------------ -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                             $1,417         ($988)     $6,034        $2,016
  Adjustments to reconcile net income to net cash
    provided by  operating activities:
    Depreciation and amortization                                              2,097         2,690       5,959         7,700
    Provision for bad debts                                                      123            67         363             5
    Provision for gaming discounts                                                19           (12)         33           (78)
    Write off of  secondary offering costs and other                               0           220           0         1,070
    Interest expense, $100 Million Notes                                       2,750         2,767       8,250         8,300
    Interest paid                                                               (102)         (265)     (6,222)       (5,899)
    Interest expense, other                                                      265         2,505         865         3,015

    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                  65          (726)        (16)           69
      Decrease (increase) in inventories                                        (333)         (400)       (660)         (153)
      Decrease (increase) in prepaid expenses
          and other assets                                                       (34)         (622)       (864)         (196)
      Decrease (increase) in restricted cash for
          slot periodic payments                                                 325             0         577           253
      Increase (decrease) in accounts payable                                    (87)          621        (996)       (1,169)
      Increase (decrease) in accrued liabilities                                 526         1,155         573          (549)
      Increase (decrease) in current income taxes payable                          -        (1,244)        (51)       (1,079)
      Increase (decrease) in deferred income taxes                               281          (219)      1,289            39
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                                 107           240         319           880
                                                                          -----------  ------------ -----------  ------------
       Net cash provided by  operating activities                              7,419         5,789      15,453        14,224
                                                                          -----------  ------------ -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment                         (4,242)       (4,494)     (9,502)      (11,379)
      Purchase of land - Black Hawk, Colorado                                      -       (15,000)          -       (15,000)
      Decrease (increase) in other assets-Black Hawk, Colorado                                (531)                     (531)
      Decrease (increase) in other assets                                         (8)       (6,742)      2,691        (7,842)
                                                                          -----------  ------------ -----------  ------------
       Net cash used in investing activities                                  (4,250)      (26,767)     (6,811)      (34,752)
                                                                          -----------  ------------ -----------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings                                          56       172,886         154       172,886
      US Treasury Bills purchased to retire $100 million Notes                     -      (110,602)          -      (110,602)
      Payments on long-term borrowings                                          (511)       (4,601)     (2,132)       (5,427)
      Proceeds from issuance of stock to employees and directors               1,511           (77)      1,523          (168)
      Collections of notes receivable from employees                          (1,323)          154      (1,163)          499
                                                                          -----------  ------------ -----------  ------------
        Net cash provided by (used in)  financing activities                    (267)       57,760      (1,618)       57,188
                                                                          -----------  ------------ -----------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              $2,902       $36,782      $7,024       $36,660
                                                                          ===========  ============ ===========  ============

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               $26,083       $25,625     $21,962       $25,747
                                                                          ===========  ============ ===========  ============

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $28,985       $62,407     $28,986       $62,407
                                                                          ===========  ============ ===========  ============

          INCOME TAXES PAID                                                                             $2,032        $1,860
                                                                                                    -----------  ------------

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

In July 1994, management established a new division, Riviera Gaming Management, Inc. ("RGM") for the purpose of obtaining management contracts in Nevada and other jurisdictions. In August 1996, RGM incorporated in the state of Nevada as a wholly owned subsidiary of ROC. In March 1997 Riviera Gaming Management of Colorado was incorporated in the state of Colorado, and in August 1997 Riviera Colorado Holdings, Inc. and Riviera Black Hawk, Inc. were incorporated in the state of Colorado for the purpose of building and operating a casino in Black Hawk, Colorado.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary ROC and various indirect wholly owned subsidiaries including RGM. All material intercompany accounts and transactions have been eliminated.

The financial information at September 30, 1997 and for the three months and nine months ended September 30, 1996 and 1997 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months and nine months ended September 30, 1997 and 1996, are not necessarily indicative of the results that will be achieved for the entire year.

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

Secondary Offering Costs

During the first quarter of 1997 the Company withdrew its secondary offering due to market conditions and, as a result, charged costs totaling $850,000 to earnings for the quarter ended March 31, 1997.


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

On June 30, 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments under SFAS No. 131. However, the Company has not yet completed its analysis of which operating segments it will report on.


Reclassifications

Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

2.    DEBT

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million dollars. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the note on a straight line basis. On August 13, 1997, the Company used part of these proceeds to purchase United States Government securities ("the Securities") at a cost of $109,828,870 which were deposited into an irrevocable trust. These Securities, together with interest that will be earned by the Securities will be used to pay the principal, interest and call premium due on the 11% First Mortgage Notes (the 11% Notes") on June 1, 1998, the earliest date the 11% Notes can be redeemed. Interest earned from the Securities is included in interest income. The interest expense from the 10% Notes and from the 11% Notes is included in interest expense. The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (vi) enter into certain mergers and consolidations. A portion of the proceeds from the 10% Notes totaling $4.5 million was paid to a bank to retire the Class 13/14 Notes.

3.    COMMITMENTS

The Company has commitments under agreements for construction of a casino in Black Hawk, Colorado on a site which was purchased for $15 million in August 1997. Portions of such agreements not completed at September 30, 1997, are not reflected in the condensed consolidated financial statements. The Company must meet certain licensing and building code requirements. As of September 30, 1997 the Company had expended approximately $15.5 million on the project.


4.    MERGER

On September 15, 1997 the Company entered into a Agreement and Plan of Merger with R&E Gaming Corp., an entity controlled by Allen E. Paulson, pursuant to which Riviera would be acquired by R&E Gaming and Riviera shareholders would receive $15 per share in cash for each share of Riviera common stock owned by them, plus an amount equal to 7% per annum from June 1, 1997 to the date of the closing. As part of its review of the transaction, Riviera's Board of Directors received an opinion form its financial advisor, Ladenburg, Thalmann & Co., Inc., as to the fairness, from a financial point of view, of the consideration to be received in the merger by Riviera's shareholders. In connection with the execution of the merger agreement, shareholders owning approximately 56% of the outstanding, fully diluted Riviera shares have granted R&E Gaming an option to purchase their shares at the same price that all shareholders would receive in the merger and have agreed to vote in favor of the transaction. Closing of the merger is subject to a number of conditions, including approval by the holders of at least 60% of the Riviera shares (excluding the shares owned by Mr. Paulson or his affiliates) at a meeting of shareholders scheduled to be held in December 1997, and the receipt of all necessary approvals by the Nevada Gaming Authorities. There can be no assurance that the conditions to the merger will be met or that the merger will be consummated.

A subsidiary of R&E Gaming has entered into an agreement to purchase the outstanding common stock of Elsinore Corporation, the primary asset of which is the Four Queens Hotel and Casino in Downtown Las Vegas, Nevada. Since August 1996, Riviera Gaming Management-Elsinore, Inc. (RGME), an indirect subsidiary of the Company , has been managing the Four Queens under a contract which guarantees RGME a minimum management fee plus additional compensation based on EBITDA improvement of the Four Queens, and warrants to purchase 1,125,000 shares of Elsinore common stock (equal to 18.4% of the equity of Elsinore on a fully diluted basis) at $1.00 per share. Upon consummation of the Elsinore Merger, the Company would receive approximately $2.4 million, net of the exercise price of the warrants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth certain operating information for the Company for the three months and nine months ended September 30, 1996 and 1997. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.






                                                                                          Three Months Ended       Nine Months Ended
                                                                                    September 30,                  September 30,
                                                                                 1996            1997           1996            1997
Income Statement Data:
Revenues:

  Casino                                                                         51.3%          46.7%           49.4%          47.3%
  Rooms                                                                          22.2%          25.3%           24.9%          26.3%
  Food and beverage                                                              12.7%          13.8%           13.9%          14.0%
  Entertainment                                                                  14.0%          15.0%           13.7%          13.9%
  Other                                                                           7.0%           7.3%            6.1%           6.8%
  Less promotional allowances                                                    -7.2%          -8.1%           -8.0%          -8.4%
                                                                         -------------   ------------   -------------   ------------
  Net Revenues                                                                  100.0%         100.0%          100.0%         100.0%
Costs and Expenses:
    Casino                                                                       57.7%          62.4%           59.6%          59.5%
    Rooms                                                                        52.6%          49.0%           45.9%          44.7%
    Food and beverage                                                            74.0%          75.8%           69.2%          72.6%
    Entertainment                                                                76.3%          76.8%           72.3%          72.4%
    Other                                                                        25.7%          31.1%           28.7%          29.1%
    Selling, general and administrative                                          19.9%          19.5%           19.1%          19.7%
    Depreciation and amortization                                                 5.1%           7.4%            4.8%           6.6%
                                                                         -------------   ------------   -------------   ------------
            Total costs and expenses                                             88.2%          92.7%           86.0%          88.4%
                                                                         -------------   ------------   -------------   ------------
Income from operations                                                           11.8%           7.3%           14.0%          11.6%
Interest expense on $100 million notes                                           -6.7%          -7.6%           -6.6%          -7.1%
Interest income on Treasury Bills to retire $100 million notes                    0.0%           2.1%            0.0%           0.7%
Interest expense, other                                                          -0.6%          -6.9%           -0.7%          -2.6%
Interest income, other                                                            0.6%           1.5%            0.7%           1.0%
Write off of secondary offering costs and other                                   0.0%          -0.6%            0.0%          -0.9%
Income (loss) before provision  (benefit) for income  taxes                       5.1%          -4.1%            7.3%           2.6%
Provision  (benefit) for income taxes                                            -1.6%           1.4%           -2.5%          -0.9%
                                                                         -------------   ------------   -------------   ------------
  Net income (loss)                                                               3.5%          -2.7%            4.9%           1.7%
                                                                         -------------   ------------   -------------   ------------
EBITDA Margin                                                                    16.9%          14.7%           18.8%          18.2%


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Revenues

Net revenues decreased by approximately $4.5 million, or 11.1% from $40.9 million for the three months ended September 30, 1996 to $36.4 million for the three months ended September 30, 1997 due to the general softness of the Las Vegas market.

Casino revenues decreased by approximately $4.0 million, or 19.1%, from $21.0 million during 1996 to $17.0 million during 1997. Slot revenues decreased $1.8 million or 12.7% from $14.5 million in 1996 to $12.7 million in 1997 due to a decrease in coin-in of $12.2 million, or 6.0% and a decrease in the hold percentage from 6.4% to 6.0%. These decreases were primarily in the $1 and $5 slot machines due to competition from neighboring casinos. Table games win decreased $1.7 million or 33.0% from $5.2 million in 1996 to $3.5 million in 1997 due to the competitive environment on the Las Vegas Strip. Table games drop decreased $5.5 million, 21.0%, from $25.7 million in 1996 to $20.2 million in 1997. Table games win percentage decreased 3.1%, from an unusually high 20.5% in 1996 to a normal 17.5% in 1997. The decrease in drop accounted for $1.1 in lower revenues and the decrease in hold percentage accounted for $600,000 in lower revenues. Race book revenues decreased $390,000 due to the elimination of rebates (to selected high volume customers) under revised agreements between the casinos and the Nevada Pari Mutuel Association.

Room revenues increased by approximately $113,000, or 1.2%. from $9.1 million during 1996 to $9.2 million during 1997 as a result of an increase of $0.81 in average room rate from $49.14 in 1996 to $49.95 in 1997. Hotel occupancy remained stable at 99.0% for 1996 and 98.4% in 1997.

Food and beverage revenues decreased approximately $170,000, or 3.3%, from $5.2 million during 1996 to $5.0 million during 1997 due primarily to reduced complimentary beverage in the casino and a 6.0% reduction in covers in the restaurants.

Entertainment revenues decreased by approximately $240,000, or 4.2%, from $5.7 million during 1996 to $5.5 million during 1997 due to a 10% decrease in covers which was partially offset by a 7% increase in the average ticket price.

Other revenues decreased by approximately $220,000, or 7.6%, from $2.9 million during 1996 to $2.7 million during 1997 due primarily to the $570,000 rebate received in 1996 from a union health and welfare trust fund for reduced premiums for prior periods. Fees earned for the Four Queens management contract totaled $250,000 in 1997 compared to $142,000 in 1996.

Promotional  allowances  were  unchanged at $2.9  million  during 1996 and 1997.
Lower  food  and  beverage   complimentaries   were  offset  by  increased  room
complimentaries .

Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   decreased  by
approximately $1.9 million, or 7.3%, from $25.8 million for the three months ended September 30, 1996 to $23.9 million for the three months ended September 30, 1997.

Casino expenses decreased by approximately $1.5 million, or 12.5%, from $12.1 million during 1996 to $10.6 million during 1997 due to a corresponding decrease in casino revenues. Casino expenses as a percent of casino revenue increased from 57.7% to 62.4%, in spite of a 17.0% decrease in marketing expenses in 1997. Management is reviewing the competition and may increase marketing expenditures somewhat to stimulate additional revenues. However, the Company does not intend to significantly discount its gaming product or substantially increase its promotional allowances.

Room costs decreased by approximately $270,000, or 5.7%, from $4.8 million during the 1996 period to $4.5 million during the 1997 period and room costs as a percentage of room revenue decreased from 52.6% in 1996 to 49.0% in 1997 due to decreased payroll and direct operating costs.

Food and beverage costs decreased by approximately $40,000, or 1.0%, from $3.8 million in 1996 to $3.8 million in 1997. However, food and beverage costs as a percentage of revenues increased from 74.0% in 1996 to 75.8% in 1997 because the costs transferred to the casino department for promotional allowances decreased from 1996.

Entertainment costs decreased by approximately $200,000, or 3.6%, from $4.4 million in 1996 to $4.2 million in 1997 as a direct result of the lower revenues in all shows. Entertainment expense as a percentage of entertainment revenues increased slightly from 76.3% in 1996 to 76.8% in 1997.

Other expenses as a percentage of revenues increased from 25.7% in 1996 to 31.1% in 1997 because of the one time union premium refund recorded in 1996 with no associated costs.

Other Operating Expenses

Selling, general and administrative expenses decreased by approximately $1.1 million, or 13.1%, from $8.2 million for the three months ended September 30, 1996 to $7.1 million for the three months ended September 30, 1997 due to reduced management incentives and company profit sharing plan contributions. Selling, general and administrative expenses decreased from 19.9% of total net revenues during the 1996 period to 19.5% in 1997.

Depreciation and amortization increased by approximately $600,000, or 28.0%, from $2.1 million in 1996 to $2.7 million in 1997 and from 5.1% to 7.4% of net revenues due to the significant capital expenditures in the twelve months ended September 30, 1997 totaling $16.8 million.

Other Income (Expense)

Interest income on Treasury Bills held to retire the $100 million notes was $773,000 in 1997. Interest income, other increased $300,000 in the Third Quarter 1997 because of the increased cash balances from the proceeds of the $175.0 million notes.

Net Income (Loss)

As a result of the factors discussed above, net income decreased by approximately $2.4 million, from $1.4 million during the three months ended September 30, 1996 to a loss of $988,000 during the three months ended September 30, 1997.

EBITDA

EBITDA decreased by approximately $1.6 million, or 22.9%, from $6.9 million during the three months ended September 30, 1996 to $5.3 million during the three months ended September 30, 1997. During the same periods, EBITDA margin decreased from 16.9% to 14.7% of net revenues. Although management reduced direct costs and operating expenses by 7.3%, such reduction was not sufficient to offset the $4 million decrease in casino revenues in 1997 and the $570,000 union health and welfare premium rebate received in September 1996.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended
September 30, 1996
--------------------------------------------------------------------------------

Revenues

Net revenues decreased by approximately $7.7 million, or 6.2%, from $124.2 million for the nine months ended September 30, 1996 to $116.5 million for the nine months ended September 30, 1997.

Casino revenues decreased by approximately $6.3 million, or 10.2%, from $61.4 million during 1996 to $55.1 million during 1997 due to a general softness in the gaming market in Las Vegas. Slot revenues decreased approximately $3.0 million primarily in the dollar denomination due to competition from casinos at the north end of the Las Vegas Strip. This effected both coin in and revenue as the hold percent was reduced in response to the competitive pressure. Although the table games drop was down approximately $15.7 million or 17.4%, the win percentage increased 1.5%, which resulted in a net decrease in table games revenues of approximately $1.4 million. Elimination of three times odds on craps and single deck blackjack games were major factors contributing to the increase in win percentage. Race book revenues decreased approximately $1.2 million due to the elimination of rebates (to selected high volume customers) under revised agreements between the casinos and the Nevada Pari Mutuel Association.

Room revenues decreased by approximately $300,000, or 0.8%. from $30.9 million during 1996 to $30.6 million during 1997 due primarily to 4,600 more rooms being out of order for refurbishing. Hotel occupancy remained relatively constant at 98.3% in 1997 as compared to 99.0% in 1996 (based on available rooms). The average room rate increased $0.46, or 0.9%, from $55.73 to $56.19 recovering from first quarter 1997 when the average room rate had fallen $2.15 because of the shift of a major convention from the first quarter of 1997 to the second quarter.

Food and beverage revenues decreased approximately $900,000, or 5.6%, from $17.2 million during 1996 to $16.3 million during 1997 primarily due to reduced complimentary beverage in the casino as well as lower food covers in the restaurants.

Entertainment revenues decreased by approximately $800,000, or 4.3%, from $17.0 million during 1996 to $16.2 million during 1997 due to a 7.2% decrease in covers with only Crazy Girls showing an increase in covers and revenues in 1997. Splash revenues decreased approximately $600,000.

Other revenues increased by approximately $270,000, or 3.5%, from $7.6 million during 1996 to $7.9 million during 1997 due to the management fees of $745,000 for operating the Four Queens Hotel/Casino in downtown Las Vegas which began in August 1996. These revenues were offset by a $570,000 union premium refund which was recognized in September 1996.

Promotional allowances decreased by approximately $200,000, or 2.0%, from $9.9 million during 1996 to $9.7 million during 1997 due to lower food and beverage complimentaries of $600,000 which were partially offset by increased room complimentaries of $400,000.

Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   decreased  by
approximately $4.8 million, or 6.2%, from $77.1 million for the nine months ended September 30, 1996 to $72.3 million for the nine months ended September 30, 1997.

Casino expenses decreased by approximately $3.8 million, or 10.3%, from $36.6 million during 1996 to $32.8 million during 1997 due to a corresponding decrease in casino revenues. Casino expenses as a percent of casino revenue decreased from 59.6% to 59.5%, primarily due to a 15.2% decrease in marketing expenses in 1997. Management has reviewed the competition and has increased marketing expenditures somewhat to drive additional revenues. However, the Company does not intend to significantly discount its gaming product or substantially increase its promotional allowances.

Room costs decreased by approximately $470,000, or 3.3%, from $14.2 million during the 1996 period to $13.7 million during the 1997 period and room costs as a percentage of room revenue decreased from 45.9% in 1996 to 44.7% in 1997 because of increased costs transferred to the casino department for promotional allowances.

Food and beverage costs were relatively flat for 1997 compared to 1996, however, food and beverage costs as a percentage of revenues increased from 69.2% in 1996 to 72.6% in 1997 because the costs transferred to the casino department for promotional allowances decreased.

Entertainment costs decreased by approximately $500,000, or 4.2%, from $12.3 million in 1996 to $11.8 million in 1997 due to fewer concerts and special events in 1997 and the lower payments to the Splash producer. Entertainment expense as a percentage of entertainment revenues remained flat at 72.3% for 1996 and 1997.

Other expenses as a percentage of revenues increased from 28.7% in 1996 to 29.1% in 1997 because of the union premium refund of $570,000 recognized in September 1996 other revenues.


Other Operating Expenses

Selling,   general  and  administrative   expenses  decreased  by  approximately
$800,000, or 3.5%, from $23.8 million for the nine months ended September 30, 1996 to $22.9 million for the nine months ended September 30, 1997 due to reductions in management incentives and profit sharing contributions. As a percentage of total net revenues, selling, general and administrative expenses increased from 19.1% during the 1996 period to 19.7% during the 1997 period as a result of spreading of fixed costs over a lower revenue base in the 1997 period.

Depreciation and amortization increased by approximately $1.7 million, or 29.2%, from $6.0 million in 1996 to $7.7 million in 1997 and from 4.8.6% to 6.6% of net revenues due to the significant capital expenditures in the twelve months ended September 30, 1997, totaling $16.8 million.

Other Income (Expense)

Interest income on Treasury Bills held to retire the $100 million notes was $773,000 in 1997. Interest income, other increased $300,000 because of the increased cash balances from the proceeds of the $175.0 million notes.

Net Income

As a result of the factors discussed above, net income decreased by approximately $4.0 million, or 66.5%, from $6.0 million during the nine months ended September 30, 1996 to $2.0 million during the nine months ended September 30, 1997.

EBITDA

EBITDA decreased by approximately $2.1 million, or 9.0%, from $23.3 million during the nine months ended September 30, 1996 to $21.2 million during the nine months ended September 30, 1997. Moreover, during the same periods, EBITDA margin decreased from 18.8% to 18.2% of net revenues.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $62.4 million at September 30, 1997, which was $37.0 million greater than balances at December 31, 1996.

The Company's net cash provided by operating activities was approximately $5.8 million and $14.2 million for the quarter and nine months ended September 30, 1997, and approximately $7.4 million and $15.5 million for the comparable prior year periods, respectively. EBITDA for the first nine months of 1996 and 1997 was $23.3 million and $21.2 million, respectively, which was adequate to cover the Company's debt service and capital expenditures. Management believes that cash flow from operations, combined with the $62.4 million cash on hand, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months.

Scheduled interest payments on the 11% Mortgage Notes is provided by the "contractual defeasance" whereby a portion of the proceeds from the new 10% Notes was used to acquire U.S. Treasury Securities sufficient to pay the interest on the 11% Notes in December 1997 and the interest, principal and premium due June 1, 1998 when the final defeasance will be accomplished through redemption of the 11% Notes. Substantially all of the covenants on the 11% Notes were released as a result of the "contractual defeasance."

Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the 10% Notes at maturity on August 15, 2004. Accordingly, the ability of the Company to repay the 10% Notes at maturity will be dependent upon its ability to refinance those Notes. There can be no assurance that the Company will be able to refinance the principal amount of the 10% Notes at maturity. The 10% Notes are not redeemable at the option of the Company until August 15, 2001, and thereafter are redeemable at premiums beginning at 105.0% and declining each subsequent year to par in 2003.

The 10% Note Indenture provides that, in certain circumstances, the Company must offer to repurchase the 10% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 10% Notes without a refinancing. The Paulson Merger ( See Note 4 above) is specifically excluded from the defined transactions which would be considered a change in control.

The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to :
(i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (vi) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and ROC to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and ROC would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations.

In February 1997, the Company entered into a $15.0 million, five year reducing revolving line of credit (the "Credit Facility"). The Credit Facility bears interest at prime plus 0.5% or LIBOR plus 2.9%. The Company has not utilized this line of credit. The Credit Facility was modified as a result of the 10% Notes and the Paulson Merger. The modifications included an increase in the allowable funded debt to EBITDA ratio to 4.75 to one. The Company is not currently meeting this requirement and therefore, cannot draw down on the Credit Facility at this time. The Credit Facility is callable upon a change in control other than the Paulson Merger.

Management considers it important to the competitive position of the Riviera that expenditures be made to upgrade the property. Capital expenditures totaled approximately $8.9 million in 1994, $7.8 million in 1995, $14.9 million in 1996, and $11.4 million for the nine months ended September 30, 1997. Management has budgeted approximately $21.0 million for capital expenditures in 1997. The Company expects to finance such capital expenditures from cash flow and the remaining proceeds from the 10% Notes.


In August 1997, the Company through its indirect 100% owned subsidiary, Black Hawk, Inc. purchased approximately 70,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. (See Note 3 above) The Company intends to construct a casino containing 1,000 slot machines, 14 table games, a 600-space covered parking garage, and entertainment and food service amenities. The Company is presently finalizing design parameters in consideration of recent changes in the competitive environment. Management intends to finance the project with a portion of the remaining proceeds from the new First Mortgage Notes, equipment leases and project (first mortgage) financing.


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


                                                  Date:  November 7, 1997