Form 10-K
period 1997-12-31
RIVIERA HOLDINGS CORP
filed 1998-03-30
CIK 899647

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           (Mark One)
[X]        Annual report pursuant to section 13 or 15(d)
        of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1997

[  ]       Transition report pursuant to sections 13 or 15(d)
         of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from                             to

                            Commission file number  000-21430

                          RIVIERA HOLDINGS CORPORATION
             (Exact name of Registrant as specified in its charter)

            Nevada                                                   88-0296885
(State of Incorporation)                    (I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                         89109
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X]

           Based on the average bid price for the Registrant's Common Stock as of March 26, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $53,843,000. As of February 28, 1998 the number of outstanding shares of the Registrant's Common Stock was 4,894,880.

Documents incorporated by reference: The Company's Proxy Statement dated April 30, 1998 relating to the Annual Meeting of Stockholders to be held June 24, 1998 is incorporated by reference in Part III hereof.


                               Page 1 of 68 Pages
                    Exhibit Index Appears on Page 63 hereof.

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


Item 1.    Business................................................................................................................3

           General ................................................................................................................3
           The Proposed Merger.....................................................................................................4
           Growth Opportunities................................................................................................... 5
           The Riviera.............................................................................................................5
           Future Expansions .....................................................................................................10
           Marketing Strategy.................................................................................................... 10
           Las Vegas Market.......................................................................................................14
           The Black Hawk Project.................................................................................................15
           Colorado Market........................................................................................................16
           Riviera Gaming Management............................................................................................. 16
           Competition........................................................................................................... 17
           Employees and Labor Relations..........................................................................................19
           Regulation and Licensing...............................................................................................19
           Federal Registration...................................................................................................28

Item 2.    Properties.............................................................................................................28

Item 3.    Legal Proceedings......................................................................................................28

Item 4.    Submission of Matters to a Vote of Security Holders....................................................................28

Item 5.    Market for the Registrant's Common Stock and Related Security Holder Matters...........................................29

Item 6.    Selected Financial Data................................................................................................30

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................................30
           Results of Operations..................................................................................................31
           1997 Compared to 1996..................................................................................................32
           1996 Compared to 1995..................................................................................................33
           Liquidity and Capital Resources........................................................................................35
           Year 2000 Project......................................................................................................36
           Forward Looking Statements.............................................................................................36
           Recently Adopted Accounting Standards..................................................................................36
           Recently Issued Accounting Standards...................................................................................36

Item 8.    Financial Statements and Supplementary Data, etc.......................................................................37

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................58

Item 10.   Directors and Executive Officers of the Registrant.....................................................................59

Item 11.   Executive Compensation.................................................................................................59

Item 12.   Principal Shareholders.................................................................................................59

Item 13.   Certain Relationships and Related Transactions ........................................................................59

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8K.........................................................60

                                                      PART I

Item 1.    Business

General

           Riviera Holdings Corporation, a Nevada corporation (the "Company"), through its wholly owned subsidiary, Riviera Operating Corporation, a Nevada corporation ("ROC"), owns and operates the Riviera Hotel & Casino (the "Riviera") located on Las Vegas Boulevard (the "Strip") in Las Vegas, Nevada. Opened in 1955, the Riviera has developed a long-standing reputation for delivering high quality, traditional Las Vegas-style gaming and entertainment. The Riviera is situated on a 26-acre site, located across the Strip from Circus Circus and across Paradise Road from the Las Vegas Hilton and the Las Vegas Convention Center. The property features approximately 2,100 hotel rooms, including 169 suites, 115,000 square feet of casino space, one of the largest convention, meeting and banquet facilities in Las Vegas, four full-service restaurants, a large buffet, four showrooms, an entertainment lounge, 47 food and retail concessions and approximately 2,900 parking spaces. The casino contains approximately 1,630 slot machines, 46 gaming tables, including poker, a keno lounge and a 200-seat race and sports book. The Riviera offers one of the most extensive entertainment programs in Las Vegas, including the such popular shows as, Splash(R), An Evening at La Cage(R), Crazy Girls(R) and featured comedians at the Riviera Comedy Club(TM).. The Company, through its gaming management subsidiary, also manages the Four Queens Hotel and Casino ("Four Queens") on Fremont Street in downtown Las Vegas and is developing a casino in Black Hawk, Colorado.

           From 1992 to the end of 1997, the Riviera's management team achieved growth in EBITDA1 and profit margins. EBITDA has increased over 44% from $21.8 million in 1992 to $29.4 million in 1997 and EBITDA margins have improved from 15.1% to 19.1% over the same period. The Company achieved this growth through the implementation of a number of strategic initiatives that included (i) refocusing its marketing strategy from "high-rollers" to adult mid-level gaming customers, a niche that management believes has been under served, (ii) focusing on conventioneers who pay higher room rates, causing Riviera's ADR to increase from $47 in 1992 to $58 in 1997, (iii) aggressively marketing its hotel facilities resulting in occupancy rates growing from 90.6% in 1992 to 96.8% in 1997, (iv) emphasizing higher margin slot play which increased slot revenue by 23% from 1992 to 1997 and (v) investing approximately $54 million in capital improvements since 1992. Management believes that it has also improved the stability of EBITDA by providing a broad entertainment experience (1997 non-gaming revenues: 57% vs. 51% for other casinos on the Strip), focusing on conventioneers (approximately 40% of midweek room nights pre-sold through June
2000) and developing a repeat and loyal customer base through proprietary database marketing.

           The Company, which was incorporated on January 27, 1993, is the successor to Riviera, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code in December 1991. The Company acquired the Riviera pursuant to a plan of reorganization which became effective on June 30, 1993.

           On August 13, 1997 the Company completed an offering (the "Note Offering") of $175 million principal aggregate amount of its 10% First Mortgage Notes due 2004 (the "Notes") and, with the proceeds of the Note Offering, defeased the outstanding $100 million principal amount of its 11% First Mortgage Notes due 2002 (the "11% Notes"). The Note Offering was effected in accordance with Rule 144A of the

-------------------------

1 EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding Paulson Merger costs and write off of costs associated with the secondary offering.) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt.

Securities Act of 1933, as amended (the "Securities Act"). The Company has registered under the Securities Act, securities identical to the Notes and has completed an offer to exchange such registered securities for the Notes.

           Since August 1996, Riviera Gaming Management - Elsinore, Inc. ("RGME"), an indirect wholly owned subsidiary of the Company, has been operating the Four Queens located adjacent to the Golden Nugget on Fremont Street in downtown Las Vegas under an interim management agreement for a fee of $83,333 per month. A long-term management agreement with Elsinore Corporation, a Nevada corporation ("Elsinore"), the owner of the Four Queens, went into effect on February 28, 1997, the effective date of the Chapter 11 plan of reorganization of Elsinore.

           The term of the management agreement is approximately 40 months, subject to earlier termination or extension. RGME is paid a minimum annual management fee of $1.0 million in equal monthly installments. In addition, RGME receives a fee of 25% of the amount by which the Four Queens' EBITDA in any fiscal year exceeds $8 million. RGME has received Warrants to purchase 1,125,000 shares of common stock of Elsinore, exercisable during the term or extended term of the management agreement at an exercise price of $1.00 per share.

           Either party can terminate the management agreement if (i) substantially all the Four Queens' assets are sold, (ii) the Four Queens is merged or (iii) a majority of the Four Queens' or Elsinore's shares are sold. Upon such termination, RGME will receive a $2.0 million termination bonus minus any amount realized or realizable upon exercise of the Warrants.

The Proposed Merger

           The Company has entered into an Agreement and Plan of Merger (the "Merger Agreement") with R&E Gaming Corp. ("R&E Gaming") and its wholly-owned subsidiary RAS Acquisition Sub, Inc. ("RAS"), certain entities controlled by Allen E. Paulson, a California businessman ("Paulson"), pursuant to which one of such entities would be merged with and into the Company (the "Merger"). The closing of the Merger is subject to a number of conditions, including (i) approval by the affirmative vote of the holders of at least 60% of all issued and outstanding shares of Common Stock, par value $.001 per share (the "Common Stock"), of the Company (excluding the shares of Common Stock owned by Paulson or his affiliates) which approval was obtained at a special meeting held February 5, 1998, (ii) Paulson's licensure by the Nevada Gaming Authorities (as defined), (iii) the absence of any regulation, judgment or other law that prohibits the consummation of the Merger or would prohibit or limit the Company's ownership or control of a material portion of the Company's business or assets following the Merger, and (iv) the absence of any material adverse change in the Company's EBITDA (as defined in the Merger Agreement) for the period commencing on April 1, 1997 through and including the most recent month prior to such closing for which the Company's financial statements are available. The holders of approximately 59% of the Company's Common Stock entered into an option and voting agreement pursuant to which they voted for the Merger. However, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated.

           Paulson, through his wholly-owned affiliates, has entered into an agreement to purchase the outstanding common stock of Elsinore. Such a sale would be effective through the merger (the "Elsinore Merger") of a wholly-owned subsidiary of a holding company owned by Paulson into Elsinore. Based upon reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 1997, Morgens, Waterfall, Vintiadis & Company, Inc. ("Morgens Waterfall"), one of the majority stockholders, together with its affiliates, beneficially owned approximately 94% of the common stock of Elsinore.

           On February 25, 1998, the Company announced that it had been advised by Paulson, President of R&E Gaming, that R&E Gaming is preserving its right not to proceed with its acquisition of Elsinore and that an Option and Voting Agreement relating to Elsinore between R&E Gaming and Morgens Waterfall is void by reason of certain alleged misrepresentations.

          R&E Gaming requested that Morgens Waterfall, SunAmerica Life Insurance Company ("SunAmerica") and Keyport Insurance Life Company ("Keyport") confirm the accuracy of certain representations and warranties in an Option and Voting Agreement relating to Riviera. R&E Gaming also requested information to enable it to determine whether Riviera is in compliance with certain of the covenants in the Riviera Merger Agreement with R&E Gaming.

           On March 20, 1998, the Company was notified (the "Termination Notice") by Paulson on behalf of R&E Gaming and its wholly-owned subsidiary RAS that the Merger Agreement, dated as of September 15, 1997, among the Company, R&E Gaming and RAS is void and unenforceable against R&E Gaming and RAS, or alternatively, of their intention to terminate the Riviera Merger Agreement. A copy of the Termination Notice is filed as an exhibit to this Form 10-K. Riviera disputes the factual and legal assertions in the Termination Notice and intends to vigorously pursue its rights against Paulson, including collection of the approximately $5,825,000 being held in escrow (the "Escrow Funds") by State
Street Bank and Trust Company of California, N.A. as escrow agent under an Escrow Agreement dated as of September 15, 1997. The Escrow Funds consist of :
(i) $3.00 per share (20%) downpayment for approximately 1,555,585 shares of the Company's common stock, which are not owned by the Morgans Waterfall managed funds, SunAmerica, Keyport or Paulson and his affiliates, and (ii) interest at the rate of 7% per annum on the $15.00 purchase price for such shares from June 1, 1997 to February 14, 1998. The escrowed funds include cash of $654,000 and a letter of credit in the amount of $5.2 million which expires on June 10, 1998.

Growth Opportunities

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

Develop New Casino/Hotels

           As part of the Company's strategy to diversify its revenue base and leverage both the Riviera name and its management team, the Company pursues development opportunities in both established and emerging gaming markets. The Company has acquired for $15 million, a certain parcel of real property in Black Hawk, Colorado (the "Black Hawk Land"), which management believes to be one of the premier gaming sites in Colorado. The Company intends to use this site to construct one of the largest gaming facilities in the adjacent gaming cities of Black Hawk and Central City, Colorado (the "Black Hawk Project"). The Black Hawk Project is expected to feature approximately 1,000 slot machines, 14 table games, an approximately 500 space covered parking garage and entertainment and food service amenities. Management believes this market has attractive fundamentals, including (i) gaming limited to Black Hawk/Central City and Cripple Creek in Colorado, (ii) consistent gaming revenue growth since 1992 to over $430 million in 1997, (iii) slot machine dominated market due to statutory limited stakes, (iv) one hour drive from central Denver and (v) approximately
2.3 million adults residing within 100 miles of Black Hawk. Management believes that the proposed Riviera facility will be highly successful due to the following attributes: (i) premier location: it will be the first gaming site encountered when arriving from Denver, (ii) size and quality: it will be one of the largest casinos in the market complete with restaurant and entertainment options and (iii) superior parking: it will have on-site, covered self-parking, which is critical in this market where parking is currently extremely limited. The Black Hawk Project is an attractive investment opportunity that allows the Company to create a multi-jurisdictional gaming company. The Company currently estimates that total costs for completion of the Black Hawk Project will be approximately $55 million. The Company purchased the Black Hawk Land in August 1997 for $15 million, which was financed by the net proceeds from the sale of the Notes, and expects to finance the remainder of the Black Hawk Project from a combination of third party financing and additional investment by the Company, including up to an additional $15 million of the net proceeds from the sale of the Notes. The Company has received an excavation permit and expects to receive the other necessary permits in the near future, with construction of the casino commencing shortly thereafter.
The casino is scheduled to open in 1999.

           In addition to the Black Hawk Project, the Company also plans to review and selectively acquire or develop casino/hotel properties both in Nevada and other jurisdictions. Other than the Black Hawk Project, the Company does not presently have any agreements in principle for involvement in any new or financially troubled projects.

Manage Distressed Casino/Hotel Properties

           The Company believes that there is increasing demand for the services of skilled gaming and hospitality professionals. In order to capitalize on management's reputation and experience as successful casino operators, the Company formed Riviera Gaming Management, Inc. ("RGM") for the primary purpose of obtaining casino management contracts with casinos/hotels in Nevada and other jurisdictions. Since August 1996, RGME, as subsidiary of RGM, has managed the Four Queens located adjacent to the Golden Nugget on Fremont Street in downtown Las Vegas. Under the Four Queens management contract, RGME receives a guaranteed minimum management fee of $1 million plus additional compensation if EBITDA of the Four Queens exceeds $8 million per annum, and Warrants to purchase 1,125,000 shares of Elsinore common stock (equal to 18.5% of the equity of Elsinore on a fully diluted basis) at $1.00 per share. Such management contract provides significant revenues and upside equity potential with minimal additional overhead and capital expenditure. RGME generated approximately $1 million in management fees for the Company in 1997. Management is continually evaluating opportunities to manage other casinos/hotels.

Further Develop the Riviera

           The Company has engaged architects and designers to prepare an overall expansion plan (the "Master Plan") for the existing 26-acre site. The Company believes that implementation of the Master Plan will attract additional customers.

Casino Roof Area

           Future Phases may include development of an approximately 60,000 square foot domed shopping and entertainment complex to be constructed directly over the casino and containing stores and entertainment that will appeal to the Riviera's main target audience, adults aged 45 to 65. The exit from the complex will be by an escalator which will deliver patrons to the casino. The Company expects to find partners to finance, develop and operate the entertainment attraction and retail stores. The Company also has approximately nine acres available for additional development. The Company is exploring a number of options in order to make the best use of this valuable land.

Additional Rooms

           Management believes that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base of additional casino customers. Potential development projects include the construction of a new convention or time share hotel tower and additional parking facilities. Either project would require additional financing, and/or a joint venture partner, neither of which is in place at this time.

The Riviera

           The Riviera is located on the corner of the Strip and Riviera Drive, across from Circus Circus. The back of the 26-acre property fronts Paradise Road across from the Las Vegas Hilton and the Las Vegas Convention Center. The Riviera is strategically located to take advantage of the high tourist traffic along the Strip as well as the increasing number of convention customers that use the Las Vegas Convention Center.

           The Company recently completed an extensive capital investment program. When the Company acquired the Riviera on June 30, 1993, it embarked on a refurbishing and upgrading program and has invested approximately $54 million in such efforts through the end of 1997. Between July 1, 1993 and December 31, 1997, the Company spent approximately: (i) $22 million refurbishing its 2,100 rooms, including installation of a card key entry system and new telephone computer switch equipment and other similar upgrades, (ii) $9 million upgrading its slot machines to be competitive with slot machines of other Las Vegas Strip casinos and reducing the average age of the equipment to less than three years,
(iii) $3 million remodeling bars, restaurants and convention banquet areas, (iv) $1 million remodeling the show rooms and upgrading light and sound equipment,
(v) $10 million upgrading the life safety, heating and cooling and other back of the house support systems, (vi) $4 million upgrading its computer systems, including casino rating software, slot tracking systems and payroll management systems, all with the objective of controlling costs and enhancing customer service, and (vii) developing Nickel Town at a cost of $5 million.

Gaming

           The Riviera has 115,000 square feet of casino space. The casino currently has approximately 1,630 slot machines and 46 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) poker, baccarat, Let It Ride(R) and poker. The casino also includes a keno lounge and a 200-seat race and sports book.

           Gaming operations at the Riviera are continually updated to respond to both changing market conditions and customer demand in an effort to attract new customers and encourage repeat customer business through player tracking and database management. The Company maintains a slot players club, through which members receive special promotions and targeted mailings. New and innovative slot and table games have been introduced based on customer feedback. Management devotes substantial time and attention to the type, location and player activity of all its slot machines. The Company recently completed an extensive capital investment program for the upgrade of its slot machines.

           The current management team has made an effort to redirect its business away from high-stakes wagerers in favor of focusing on highly profitable, less volatile mid-level gaming customers consistent with its focused marketing efforts. In order to effectively pursue this strategy, management has made several strategic changes including reconfiguring the casino space to improve the flow of customer traffic, installing new slot machines and bill acceptors, reducing the number of gaming tables and de-emphasizing baccarat. In addition, management implemented stricter credit policies and reduced baccarat table limits. As a result, the percentage of table game dollar volume represented by credit play declined from approximately 24% in 1993 to 15% in 1997. Also, in 1997, revenues from slots and tables were approximately 75% and 25%, respectively, as compared to 55% and 45%, respectively, in 1992. Because the extension of credit is not necessary for success with mid-level gaming customers, losses on uncollectible and discounted receivables have declined significantly. Receivables from casino operations declined from approximately $2.9 million at December 31, 1993 to approximately $2.2 million at December 31, 1997 and the allowance for bad debts and discounts from casino operations declined from approximately $800,000 to $433,000 during the same period. These reductions have resulted primarily from the imposition of stricter credit standards.

           During 1997, the Company developed "Nickel Town(R)" on the corner of Las Vegas Boulevard and Riviera Boulevard at the crosswalk from Circus Circus and the local Strip bus stop for approximately $5 million. The 10,000 square foot facility contains approximately 300 slot machines, a bar, snack bar and souvenir shop. Food and beverage items are priced very attractively and promoted extensively. Dramatic signage and lighting effects compatible with the property's existing facade facing Las Vegas Boulevard create a "must see" effect for passersby on both sides of Las Vegas Boulevard. The Company believes that the nickel player represents the most rapidly growing segment of the Las Vegas gaming market and is frequently neglected by the Company's major competitors who focus their slot products on higher denominations. Two-thirds of the devices in Nickel Town are nickel slot machines. Development of Nickel Town was completed in December 1997.

Hotel

           The Riviera's hotel is comprised of five hotel towers with approximately 2,100 rooms, including 169 suites. Built in 1955 as part of the original casino/hotel, the nine-story North Tower features 391 rooms and 11 suites. In 1967, the 12-story South Tower was built with 147 rooms and 31 suites. Another 220 rooms and 72 suites, including penthouse suites, were added to the property through the construction of the 17-story Monte Carlo Tower in 1974. In 1977, the six-story San Remo Tower added 243 rooms and six suites to the south side of the resort. The most recent phase of hotel expansion was completed in 1988 upon the opening of the 930 room, 49 suite, 24-story Monaco Tower. The Company recently completed the refurbishment of all of its hotel rooms. Despite the significant increase in rooms on the Strip in the last three years, management believes that the Riviera has attained room occupancy rates that are among the highest on the Strip with 97.5% for 1994, 97.0% for 1995, 98.2% for 1996 and 96.8% for 1997 (based on available rooms). The average occupancy rate for the Strip was 86.4% in 1997. Room revenue has increased from $35.4 million in 1993 to $41.4 million in 1997, an increase of 16.9 %. Management believes that this performance can be attributed to its targeted and coordinated marketing strategy, particularly its focus on conventioneers.

Restaurants

           The quality, value and variety of food services are critical to attracting Las Vegas visitors. The Riviera offers four bars and five restaurants and serves an average of approximately 5,000 meals per day, including banquets and room service. The following table outlines, for each restaurant, the type of service provided and total seating capacity:

                                                                                                Seating
           Name                                      Type                                      Capacity

           Kady's                                    Coffee Shop                                    290
           Kristofer's                               Steak and Seafood                              162
           Rik' Shaw                                 Chinese                                        124
           Ristorante Italiano                       Italian                                        126
           World's Fare Buffet                       All-you-can-eat                                432
                                                                                                    ---
                    Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,134
                                                                                                  =====

           In addition, the Riviera has a food court operated by a third party. The food court has 200 seats and several fast-food restaurants.

Convention Center

           The Riviera features 100,000 square feet of convention, meeting and banquet space. The convention center is one of the largest in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. The Riviera hosts approximately 150 conventions per year. As of December, 1997, convention related advance bookings of rooms totaled approximately 450,000, which includes 365,000 definite bookings and 85,000 tentative bookings. On average, approximately 25% of the rooms are occupied for conventions.

           The Company has increased its emphasis on the convention segment of its business and the Clark County Planning Commission has recently approved the expansion of the Company's convention facility. In 1998, the Company plans to expand its convention center from 100,000 to 150,000 square feet by constructing new, state-of-the-art convention, meeting and banquet facilities. The new facilities will connect to the existing convention facility and the main hotel buildings by a covered walkway. The Company expects the expanded convention center to be one of the premier convention facilities in Las Vegas, ideally positioned to take advantage of the growing convention business in 1998.

           The new facility will generate increased banquet, rental and entertainment revenue. In addition, the Company believes that with the expanded state-of-the-art facilities, hotel room nights occupied by conventioneers will increase as a percentage of total room nights. This will increase the Riviera's average daily room rate since convention rates are considerably more than those for all other occupancy segments. The Company's architect is currently finalizing drawings for permitting and bidding. Construction commenced in the first quarter of 1998 and is expected to be completed by the end of 1998.

Entertainment and Other

           The Riviera has one of the most extensive entertainment programs in Las Vegas, offering four different regularly scheduled shows and special appearances by headline entertainers in concert. The four in-house productions are regularly updated. In December 1994, the award winning Splash production was closed in order to revise the show and remodel the showroom for the new Splash, which opened on June 23, 1995. The readers of the Las Vegas Review Journal recently voted The Riviera Comedy Club the number one comedy club in Las Vegas and the Crazy Girls bronze sculpture in front of the Hotel as the best visitor photo opportunity in Las Vegas. A summary of the shows and times is outlined below:

                                                                                                         Seating
Show                           Type                          Performance Times                           Capacity
-----------------------------  ----------------------------  ------------------------------------------  --------------

Splash                         Variety show                  Twice a night, seven nights per                  950
                                                             week
-----------------------------  ----------------------------  ------------------------------------------  --------------

An Evening at La Cage           Female impersonation         Twice a night, five nights per week;             575
                                                             three times on Wednesday
-----------------------------  ----------------------------  ------------------------------------------  --------------

Crazy Girls                    Adult-oriented                Twice a night, five nights per week;             410
                               production                    three times a night on Saturday
-----------------------------  ----------------------------  ------------------------------------------  --------------

The Riviera Comedy             Stand-up comedy               Twice a night, five nights per week;             350
Club                                                         three times a night on Friday &
                                                             Saturday
-----------------------------  ----------------------------  ------------------------------------------  --------------

           Other entertainment includes the 200-seat Le Bistro entertainment lounge located in the casino which offers live performances six times per night. In addition, the Riviera presents major concerts, including 1996 and 1997 performers such as the Beach Boys, the Pointer Sisters, Drew Carey, Air Supply, Frankie Avalon, Bobby Vee, Dion, and the Doobie Brothers.

           Entertainment revenues have increased from $16.5 million in 1993 to $20.9 million in 1997, a 26.7% increase. Management believes that this increase is attributable to the increasing popularity of the in-house productions.

Future Expansions

           Future plans for the development of the Riviera include development of an approximately 60,000 square-foot domed shopping center and entertainment complex to be constructed directly over the casino and containing stores and entertainment that will appeal to the Riviera's main target audience, adults aged 45 to 65. The exit from the complex will be by an escalator which will deliver patrons to the casino. The Company expects to find partners to finance, develop and operate the entertainment attraction and retail stores.

           The Company also has approximately six acres of its existing 26-acre site available for additional development. The Company is exploring a number of options in order to make the best use of this valuable land, including a joint venture for the development of a time-share condominium tower, an additional hotel tower and parking garage. Under the terms of the Company's Bond Indenture, the Company could contribute up to 6 acres of land to such a project and if the Company decides to develop a time share tower a third party would construct and sell time-share units and arrange financing. Management believes that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base for additional casinos customers. The development of a time-share tower or parking facility would require additional financing and, in the case of the time-share tower, a joint venture partner, none of which the Company has in place at the time.

Marketing Strategy

           Since 1992, the Riviera's management team implemented numerous programs aimed at repositioning the Riviera and refocusing its marketing efforts. Such initiatives included targeting California and the southwestern United States and emphasizing mid-level gaming customers, particularly slot players, as opposed to "high rollers." Management believes that adult mid-level gaming customers are under-served. Management reconfigured the casino space to improve the flow of customer traffic, installed new slot machines and bill acceptors, reduced the number of gaming tables and de-emphasized baccarat. In addition, management reduced credit limits, outsourced the Company's sports book and shifted to pari-mutuel horse wagering, thereby decreasing the volatility of gaming revenues. Also, improved hotel marketing efforts resulted in one of the highest room occupancy rates on the Strip.

           The Riviera will continue to emphasize marketing programs that appeal to slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. In addition, a key marketing focus is maintaining and expanding Riviera's core conventioneer customer base. In developing its overall marketing programs, the Company conducts extensive, ongoing research of its target customers' preferences through written surveys, one-on-one interviews and focus groups.

Continue to Improve Performance of the Riviera

           The Riviera will continue to emphasize marketing programs that appeal to slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. Key elements of this strategy include offering a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with some of Las Vegas' most popular shows, all at reasonable prices. The Company has completed an extensive capital investment program at the Riviera, including completion of the upgrade of its slot machines and the refurbishment of substantially all its hotel rooms. The Company further capitalized on the Riviera's prime Strip frontage and proximity to the Las Vegas Convention Center through additional development and expansion on the existing 26-acre site. To attract walk-in traffic from the nearby hotel casinos and motels (Circus Circus, Westward Ho, Stardust, Sahara, and Las Vegas Hilton) which have more than 10,000 rooms, the Company developed Nickel Town on the corner of the Strip and Riviera Boulevard at the crosswalk from Circus Circus and the local Strip bus stop for approximately $5 million. The 10,000 square foot facility contains approximately 300 slot machines, a bar, snack bar and souvenir shop. Food and beverage items are priced very attractively and promoted extensively. Dramatic signage and lighting effects compatible with the property's existing facade facing Las Vegas Boulevard create a "must see" effect for passersby on both sides of the Strip. The Company believes that the nickel player represents the most rapidly growing segment of the Las Vegas gaming market and is frequently neglected by the Company's major competitors who focus their slot products on higher denominations. Two-thirds of the devices in Nickel Town are nickel slot machines. Development of Nickel Town was completed in December 1997.

Emphasize Slot Play

           Management instituted a number of initiatives at the Riviera to increase slot play, including the replacement of old slot machines, the installation of bill acceptors and the addition of slot hosts. The Company's strategy is to continue to increase slot play through marketing programs and other improvements, including (i) the Company's slot upgrade program, which was completed in December 1997, (ii) addition of new signage, (iii) promotion of the Riviera Player's Club, (iv) sponsorship of slot tournaments, (v) creation of promotional programs, (vi) marketing of the "World's Loosest Corner of Slots" and "$40 for $20" slot promotions, and (vii) the opening of Nickel Town(sm) at the end of 1997.

           During 1997, the Company developed "Nickel Town" on the corner of The Las Vegas Strip and Riviera Boulevard at the crosswalk from Circus Circus and the local Strip bus stop for approximately $5 million as described above.

           One of the Company's most successful permanent promotions is its "$40 for $20" slot promotion which attracts slot players to the casino. The promotion offers $40 of slot play on certain promotional machines for $20 cash. If the customer does not win a jackpot or at least $40, a prize with a retail value of at least $20 is awarded. While the Riviera's competitors' promotions normally result in a cost (loss) to the casino department, this innovative program has a positive EBITDA (exclusive of ancillary slot play) which is used to offset other marketing costs, including "free pulls," drawings, advertising and general marketing. The sign-up counter and the promotion machines are located near an entrance to the casino and often draw long lines of patrons. The Company has introduced this promotion at the Four Queens and has been approached to license this promotion to other casinos as well, which it may do in the future. Another successful promotion is the "World's Loosest Corner of Slots" which is an area of the casino that contains banks of slot machines with the guaranteed highest pay back percentages of any similar machines in Las Vegas. Like the "$40 for $20" slot promotion, the "World's Loosest Corner of Slots" is located near an entrance to the casino to attract walk-in traffic. These promotions have produced significant income from both repeat and walk-in customers within the Riviera's targeted market segments.

Create Repeat Customers

           Generating customer loyalty is a critical component of management's business strategy as retaining customers is less expensive than attracting new ones. The Company has developed a focused and coordinated marketing program intended to develop a loyal customer base which emphasizes (i) providing a high level of service to its customers to ensure an enjoyable experience while at the Riviera, (ii) responding to customer surveys and (iii) focusing marketing efforts and promotional programs on customers with positive gaming profiles. The Company uses its research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Player's Club which tracks their level of play, and to fill out surveys that provide the Riviera with personal information and preferences. Members of the Riviera Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail and telemarketing. The Company designs promotional offers targeted at certain mid-level gaming patrons that are expected to provide significant revenues based upon their historical gaming patterns. The Company contacts these customers through a combination of direct mail and telemarketing by an in-house marketing staff and independent representatives located in major cities. The Riviera uses a proprietary database which is linked to its player tracking system to help identify customers' requirements and preferences; thereby allowing the Riviera to customize promotions to attract repeat visitors. The Company offers customers personalized service, credit availability and access to a variety of complimentary or reduced-rate room, dinner and entertainment reservations. Management uses a specialized multi-tiered marketing approach to attract customers in each of its major market segments. Slot and table game tournaments and special events are designed for specific levels of play. Utilizing its proprietary database the Company's marketing department then targets and invites the customers most appropriate for the customized events. In addition, the Company hosts an array of special events, including slot and table tournaments, designed to attract customers for an extended stay. Management has found that this individualized marketing approach has provided significant revenues and profitable repeat business.

Provide Extensive Entertainment Options

           The Company also focuses on attracting its guests through a range of entertainment opportunities. The Riviera has one of the most extensive entertainment programs in Las Vegas with four different regularly scheduled shows and special appearances by headline entertainers. In addition to providing a positive impact on the Company's profitability, the shows attract additional gaming revenue. Surveys indicate that approximately 80% of the show patrons come from outside the hotel and approximately 66% of these individuals gamble at the Riviera before or after the shows. In addition, the Riviera offers a variety of quality dining options, a range of accommodations from deluxe rooms to penthouse suites, a 75,000 square-foot pool area with an olympic-size swimming pool, tennis courts, fitness center, spa and 47 retail outlets located throughout the property. The Company believes that it offers a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with some of Las Vegas' most popular shows, all at reasonable prices.

           The Company believes entertainment provides an attractive marketing tool to attract customers to the Riviera. The Riviera offers one of the most extensive entertainment programs in Las Vegas, including such well received shows as Splash (a variety show), An Evening at La Cage (a female impersonation show), Crazy Girls (an adult revue) as well as featured comedians at the Riviera Comedy Club. The Company updates its shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with the Company's emphasis on mid-level customers.

Attract Walk-In Traffic

           The Company seeks to maximize the number of people who patronize the Riviera that are not guests in the hotel by capitalizing on Riviera's prime Strip location, convention center proximity and the Riviera's several popular in-house productions. The Riviera is well situated on the Las Vegas Strip near Circus Circus, The Stardust Hotel & Casino, the Westward Ho Casino & Hotel, the Las Vegas Hilton and the Las Vegas Convention Center. Management strives to attract customers from those facilities, as well as capitalize on the growth in Las Vegas visitors in general, with the goal of increasing walk-in traffic by
(i) the development of Nickel Town. (ii) providing a variety of quality, value-priced entertainment and dining options, and (iii) promoting the "World's Loosest Corner of Slots" and "$40 for $20" slot promotions, and placing them near the entrances to the casino.

Focus on Convention Customers

           This market segment consists of two groups: (i) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (ii) those attending city-wide events, usually held at the Las Vegas Convention Center. The Riviera targets convention business because it typically provides patrons willing to pay higher room rates and it provides certain advance planning benefits, since conventions are usually booked two years in advance of the event date. The Riviera has 100,000 square feet of exhibit, meeting and banquet space (one of the largest convention facilities provided by a casino/hotel in Las Vegas) making it attractive to large groups. Management focuses its marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. The Riviera also benefits from its proximity to the Las Vegas Convention Center which makes it attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Strip. The Company is currently expanding its 100,000 square foot convention, meeting and banquet facility to 150,000 square feet at an estimated cost of approximately $15 million. The Company derives approximately 25% of its hotel occupancy from convention customers and considers them a critical component of its customer base. Management believes that an expansion of the convention space will accommodate the growth in the size and number of the groups that presently use the facility and attract new convention groups.

           The Company focuses its marketing efforts in the southwestern United States during the spring and summer months and in the mid western United States during the fall and winter months to effectively capitalize on the vacation patterns of the Riviera's target customers in those markets. Marketing efforts in California are consistent throughout the year reflecting the constant flow of California residents to Las Vegas. Management has found that many of its customers use tour and travel "package" options to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods enabling the Company to maintain occupancy rates at the highest levels throughout the year. Management has developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. The Company's four largest tour and travel operators, currently account for approximately 500 room bookings per night. The Company has successfully converted many tour and travel customers who meet the Company's target customer profile into repeat customers.

           In addition to focusing on convention customers, the Company targets the following segments of the Las Vegas market:

Mid-Level Gaming Customers

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

Tour and Travel

           The tour and travel segment of the market consists of customers from across the country who utilize "packages" to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods enabling the Company to maintain occupancy rates at the highest levels throughout the year. Management has developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. The Company's four largest tour and travel operators account for approximately 500 of the available 2,100 room bookings per night. The Company makes an effort to convert tour and travel customers who meet the Company's target customer profile into repeat customers.

Free and Independent Travelers

           This market segment consists of persons who travel to Las Vegas from all areas of the world, many of whom originate from the western United States. These customers are not affiliated with groups and make their reservations directly with the hotel or through independent travel agents. The Riviera benefits from high name recognition with this market segment.

Las Vegas Market

           Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the Las Vegas Convention and Visitors Authority (the "LVCVA"), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last eleven years from 15.2 million in 1986 to 30.5 million in 1997, a compound annual growth rate of 10%. Clark County gaming has continued to be a strong and growing business with Clark County gaming revenues increasing at a compound annual growth rate of 14% from $2.4 billion in 1986 to $6.2 billion in 1997.

           The Riviera targets the large and expanding Las Vegas tourist and gaming market. Las Vegas is the largest city in Nevada, with a local population in excess of one million, and is Nevada's principal tourist center. Gaming and tourism are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. Although Las Vegas' principal markets are the western region of the United States, most significantly Southern California and Arizona, Las Vegas also serves as a destination resort for visitors from all over the world. A significant percentage of visitors originate from Latin America and Pacific Rim countries such as Japan, Taiwan, Hong Kong and Singapore.

           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 56% from approximately 67,000 at the end of 1989 to 105,000 at the end of 1997, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the country. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 85% for each of 1993, 1994, 1995, 1996 and 1997. Since January 1, 1996 approximately 15,300 new hotel rooms opened, and as of December 31, 1997 there were 15,000 hotel rooms under construction. The LVCVA states that an additional 6,000 rooms not yet under construction will be completed by the end of the year 2000. The LVCVA also lists 47,000 additional rooms that are proposed but, at present, have undetermined completion dates. However, the Company believes that many of these projects will not materialize. The new rooms under construction are primarily being designed to attract the high end gaming and convention customers, and based on construction costs will be priced at rates well above those which have been or can be charged by the Riviera based on the investment in its facility.

           The Company believes that the growth in the Las Vegas market has been enhanced as a result of (i) a dedicated program by the LVCVA and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (ii) the increased capacity of McCarran Airport and (iii) the introduction of large themed "must see" destination resorts in Las Vegas. In 1987, approximately 1.7 million people attended conventions in Las Vegas and generated approximately $1.2 billion of non-gaming economic impact. In 1997, the number of convention delegates had increased to 3.5 million with approximately $4.4 billion of non-gaming economic impact. According to the LVCVA, Las Vegas was the largest convention market in the country in 1996.

           During the past five years, McCarran Airport has expanded its facilities to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran Airport has increased from approximately 15.6 million in 1987 to 30.3 million in 1997. Construction has recently been completed on numerous roadway enhancements to improve access to the

Airport. An additional runway has also been completed and is now operational. The Airport has additional long-term expansion plans underway which will provide three new satellite concourses, 60 additional gates and other facilities. However, total available seats and flights have recently declined and there is concern in the casino industry that the airlines have moved their planes to more profitable routes for business travelers.

The Black Hawk Project

           In August 1997, the Company acquired the Black Hawk Land, which management believes to be the premier gaming site in Black Hawk, Colorado. The property is currently the closest gaming site to Denver and is the first site encountered when traveling from Denver to Black Hawk/Central City. The Black Hawk/Central City market primarily serves the metropolitan Denver area and is approximately an hour drive and 40 miles west of central Denver.

           Located on South Main Street, the property is directly across from the Colorado Central Station, owned by Anchor Gaming, which management believes is the most successful casino in Colorado due to its location, size and availability of parking. Unlike many other sites, the Riviera development site is level and has a relatively broad footprint, which is expected to provide significant cost and time savings in construction relative to other projects in the market and can accommodate a large Las Vegas-style casino on one floor.

           The development site comprises 71,000 square feet, zoned for gaming. The casino building is expected to be approximately 62,000 square feet and include approximately 1,000 slot machines and 14 table games. In addition, the facility will provide entertainment, food and beverage service and will incorporate an attached covered parking facility for approximately 520 vehicles.

           The Company currently estimates that total costs for completion of the Black Hawk Project will be approximately $55 million. The Company purchased the Black Hawk Land in August 1997 for $15 million, which was financed by the net proceeds from the sale of the Notes, and expects to finance the remainder of the Black Hawk Project from a combination of third party financing and additional investment by the Company, including up to an additional $15 million of the net proceeds from the sale of the Notes. The Company has received an excavation permit and expects to receive the other necessary permits in the near future, with construction of the casino commencing shortly thereafter. The Company expects to receive the necessary construction and other permits in the near future, with construction of the casino commencing shortly thereafter. The casino is scheduled to open in 1999.

Colorado Market

           In November 1990, Colorado voters approved limited stakes gaming ($5.00 or less per wager) in two historic gold mining areas, Black Hawk/Central City and Cripple Creek. Because of the $5.00 maximum bet, the casinos in Colorado emphasize gaming machine play. Black Hawk and Central City are contiguous, with Black Hawk being closer to Denver, and are located approximately 40 miles west of Denver and 10 miles north of Interstate 70, the main highway connecting Denver to many of Colorado's major ski resorts. Cripple Creek is located approximately 45 miles from Colorado Springs and 75 miles from Pueblo. Casinos located in the Black Hawk/Central City area serve primarily the residents of Denver and Boulder, Colorado and surrounding communities. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area.

           The following table sets forth statistical information relating to the growth of the Black Hawk/Central City market compiled from data published by the Colorado Department of Revenue:



                                                                         YEARS ENDED DECEMBER 31,
                                                          1997         1996         1995        1994        1993
                                                        ---------    ---------    --------    ---------   ---------
Aggregate Gaming Revenues (Dollars in millions)              $322         $309        $291         $243        $182
Revenue Per Slot Machine Per Day                               96           93          85           80          70
Average Number of Slot Machines                             8,625        8,446       8,636        7,705       6,922
Average Number of Casinos in Operation                         32           33          32           34          36

Riviera Gaming Management

           In order to capitalize on management's expertise and reputation as successful operators of casino properties, the Company formed RGM, a wholly owned subsidiary of the Company, for the primary purpose of obtaining casino management contracts in Nevada and other jurisdictions. RGM provides services such as assisting new venue licensee applicants in designing and planning their gaming operations and managing the start-up of new gaming operations. These services include casino design, equipment selection, employee recruitment and training, control and accounting systems and marketing programs. Management believes that management contracts provide high margin income with limited additional overhead and little or no capital expenditure requirements. Management is continually evaluating opportunities to manage other casinos/hotels. The Company's objective is to obtain the right to a substantial equity position in projects it would manage as part of the compensation for its services.

Four Queens Management Agreement

           Since August 1996, RGME has been operating the Four Queens located adjacent to the Golden Nugget on Fremont Street in downtown Las Vegas under an interim management agreement for a fee of $83,333 per month. A long-term management agreement with Elsinore, the owner of the Four Queens, went into effect on February 28, 1997, the effective date of the Chapter 11 plan of reorganization of Elsinore.

           The term of the management agreement is approximately 40 months, subject to earlier termination or extension. Either party may terminate if the Four Queens' cumulative EBITDA for the first two fiscal years is less than $12.8 million. The term can be extended by an additional 24 months at RGME's option, if the Four Queens' cumulative EBITDA for the three fiscal years of the term is at least $19.2 million. EBITDA is currently running between $5 and $6 million per year. RGME is paid a minimum annual management fee of $1.0 million in equal monthly installments. In addition, RGME receives a fee of 25% of the amount by which the Four Queens' EBITDA in any fiscal year exceeds $8 million. RGME has received Warrants to purchase 1,125,000 shares of common stock of Elsinore, exercisable during the term or extended term of the management agreement at an exercise price of $1.00 per share.

           Either party can terminate the management agreement if (i) substantially all the Four Queens' assets are sold, (ii) the Four Queens is merged or (iii) a majority of the Four Queens' or Elsinore's shares are sold. Upon such termination, RGME will receive a $2.0 million termination bonus minus any amount realized or realizable upon exercise of the Warrants.

Competition

Las Vegas, Nevada

           Intense competition exists among companies in the gaming industry, many of which have significantly greater resources than the Company. The Riviera faces competition from all other casinos and hotels in the Las Vegas area. Management believes that the Riviera's most direct competition comes from certain large casino/hotels located on or near the Strip which offer amenities and marketing programs similar to those offered by the Riviera.

           Las Vegas gaming square footage and room capacity are continuing to grow and are expected to continue to increase significantly during the next several years. Since January 1, 1996 approximately 15,300 new hotel rooms opened, and as of December 31, 1997 there were 15,000 hotel rooms under construction (which combined constitutes a 34% increase in the number of hotel and motel rooms in Las Vegas), and the LVCVA states that an additional 6,000 rooms not yet under construction will be completed by the end of the year 2000. The LVCVA also lists 47,000 additional rooms that are proposed but, at present, have undetermined completion dates. Existing and future expansions, additions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional business from the Company's facilities. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

           During 1997, available rooms nights in the Las Vegas market increased from 33.9 million to 37.6 million or 11%, while total room nights occupied increased from 30.6 million to 32.5 million or 6%. The ending room inventory at December 31, 1997 was 105,000 compared to 99,000 at December 31, 1996, an increase of 6,000 rooms or 6%. This has had the effect of intensifying competition, resulting in declining occupancy and average room rates throughout the Las Vegas market. Although the Company was able to increase its room rates nominally which offset a less than 2% decline in occupancy, there is no certainty that the Company can continue to maintain its present level of room revenue considering the competitive situation.

Black Hawk, Colorado

           Intense competition also characterizes the Black Hawk/Central City, Colorado market. There are approximately 32 casinos currently operating in this market in addition to casinos located in Cripple Creek. Several new development projects and expansion plans have been announced, including a casino by a joint venture between Jacobs Entertainment, Ltd. and the owner/operator of Gilpin Hotel Casino (under construction and scheduled to open in 1998), and a casino on property adjacent to the Black Hawk Land by a joint venture between Casino America and Nevada Gold. Two additional projects have been announced which are subject to financing. Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements. The Company believes that many Colorado casinos may not be operating profitably. A number of Colorado casinos have ceased operations, and others have either filed for bankruptcy protection, closed temporarily or reduced the number of their employees.

           In May 1997, the Colorado Legislature passed a bill permitting the installation of a minimum of 500 video lottery terminals at each licensed horse and greyhound racetrack then located in Colorado Springs, Pueblo, Byers, Loveland, Commerce City and Arapahoe County. The Governor of Colorado vetoed the bill on June 4, 1997 labeling it as a "back-door expansion of gambling." There is no reason, however, to believe that there will not be renewed efforts to pass similar legislation during the 1998 or subsequent legislative sessions.

           The Company also competes, to some extent, with casinos in other states, river boat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states. Any future development of casinos, lotteries or other forms of gaming in other states, particularly areas close to Nevada, such as California, could have a material adverse effect on the Company's results of operations.

           The current business of the Company is entirely dependent on gaming in Las Vegas. The Riviera derives a substantial percentage of its business from tourists, principally from Southern California and the southwestern United States. Weakness in the economy of Southern California has in the past and could in the future adversely affect the financial results of the Company. Until the Black Hawk Casino opens, the Company's operations will be primarily dependent upon the results of operations achieved by the Riviera on the Las Vegas Strip. Any significant disruption in operations at the Riviera would have a material adverse effect on the Company.

Employees and Labor Relations

           As of December 31, 1997, the Riviera employed approximately 2,100 persons and had collective bargaining contracts with eight unions covering approximately 1,300 of such employees including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters and teamsters. The Company's agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of the Company's unionized employees, were renegotiated in 1994 and expired on May 31, 1997 and June 1, 1997, respectively. The Riviera, along with the other Las Vegas hotels are currently negotiating with these unions and anticipate that new contracts will be agreed upon during the second quarter of 1998. The Culinary and Bartenders Union is currently concentrating on its negotiations with the larger gaming companies and is expected to intensify its negotiations with the Riviera after preliminary agreements have been reached with the larger gaming companies. The Stage Hands Union's negotiations are proceeding at a steady pace and agreement on details of the contract is anticipated during the second quarter of 1998. The expiration date of the Teamsters contract is March 31, 1998. The Company is currently in negotiation and anticipates satisfactory settlement in the second quarter of 1998. The Operating Engineers, Carpenters, Painters and Electricians Unions' collective bargaining agreements were renewed in 1995 and generally expire in 1998. The Musicians Union's collective bargaining agreement expires on September 21, 1999. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

Regulation and Licensing

Nevada

Nevada Gaming Authority

           The ownership and operation of casino gaming facilities in Nevada are subject to: (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively the "Nevada Act") and (ii) various local ordinances and regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board, the Clark County Board and the City of Las Vegas. The Nevada Commission, the Nevada Board, the Clark County Board and the City of Las Vegas are collectively referred to as the "Nevada Gaming Authorities."

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

           ROC is required to be licensed by the Nevada Gaming Authorities. The gaming license held by ROC requires the periodic payment of fees and taxes and is not transferable. ROC is also licensed as a manufacturer and distributor of gaming devices. Such licenses also require the periodic payment of fees and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of ROC. ROC is also registered by the Nevada commission as an Intermediary Company and has been found suitable to own the stock of RGM which has been registered by the Nevada Commission as an
Intermediary Company and has been found suitable to own the stock of its subsidiary Riviera Gaming Management-Elsinore, Inc. ("RGME"). RGME has been licensed as the manager of the Four Queens and such license is not transferable. ROC and RGME are each a Corporate Licensee (collectively, the "Corporate Licensees") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, ROC, RGM and RGME have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

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

           The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, ROC, RGM or RGME in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of ROC and RGME must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company and RGM who are actively and directly involved in the gaming activities of ROC or RGME may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Any change in a corporate position by a licensed person must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

           If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, ROC, RGM or RGME the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, ROC, RGM or RGME to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

           The Company, ROC and RGME are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by ROC must be reported to or approved by the Nevada Commission.

           If it were determined that the Nevada Act was violated by ROC or RGME, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, ROC, RGM and RGME and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of ROC or RGME or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

           The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are deemed to be consistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

           Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, ROC, RGM or RGME, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

           The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered
Corporation, if it has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

           The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering, or hypothecate its assets to secure the payment or performance of the obligations evidenced by such a security, without the prior approval of the Nevada Commission, (ii) the pledge of the stock of a Corporate Licensee or Intermediary Company ("Stock Pledge"), such as ROC, RGM and RGME, is void without the prior approval of the Nevada Commission, and (iii) restrictions upon the transfer of an equity security issued by a Corporate Licensee, or Intermediary Company and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission.

           Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

           The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming Licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming Licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

           License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the County in which the ROC's and RGME's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or
(iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada Licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as ROC, also pay certain fees and taxes to the State of Nevada.

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

Other Nevada Regulation

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

Colorado

Colorado Gaming Regulation

           Pursuant to an amendment to the Colorado Constitution (the "Colorado Amendment"), limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. The Colorado Amendment defines limited stakes gaming as the use of slot machines and the card games of blackjack and poker, with a maximum single bet of five dollars.

           Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, and which conform to the requirements of applicable city ordinances regardless of the age of the structures. The Colorado Amendment provides that no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. The Colorado Amendment prohibits limited stakes gaming between the hours of 2:00 a.m. and 8:00 a.m., and allows limited stakes gaming to occur in establishments licensed to sell alcoholic beverages.

           Further, the Colorado Amendment provides that, in addition to any other applicable license fees, up to a maximum of 40% of the Adjusted Gross Proceeds ("AGP") of limited stakes gaming operations may be payable by a licensee for conducting limited stakes gaming. Such percentage is to be established by the Colorado Limited Gaming Control Commission (the "Colorado Commission") per the Colorado Limited Gaming Act of 1991 (the "Colorado Act").

           The Colorado legislature promulgated the Colorado Act to implement the provisions of the Colorado Amendment. The Colorado Act was signed onto law on June 4, 1991 and has been amended subsequently.

           The Colorado Act declares public policy on limited stakes gaming to be that: (i) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; gaming is free from criminal and corruptive elements; (ii) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) all establishments where limited stakes gaming is conducted and where gambling devices are operated and all manufacturers, sellers and distributors of certain gambling devices and equipment must be licensed, controlled and assisted to protect the public health, safety, good order and general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy and policies of free competition in Colorado; and (iv) no applicant for a license or other approval has any right to a license or to the granting of the approval sought.

           The Colorado Act subjects the ownership and operation of limited stakes gaming facilities in Colorado to extensive regulation by the Colorado Commission and prohibits persons under the age of 21 from participating in limited stakes gaming. No limited stakes gaming may be conducted in Colorado unless all appropriate gaming licenses are approved by and obtained from the Colorado Commission. The Colorado Commission has full and exclusive authority to promulgate, and has promulgated, rules and regulations governing the licensing, conducting and operating of limited stakes gaming (the "Colorado Regulations"). Such authority does not require any approval by or delegation of authority from the Colorado Department of Revenue (the "Colorado Revenue Department"). The Colorado Act also created the Division of Gaming within the Colorado Revenue Department to license, implement, regulate and supervise the conduct of limited stakes gaming in Colorado, supervised and administered by the Director of the Division of Gaming ("Division Director").

           The Colorado Commission may issue licenses for: (i) slot machine manufacturer or distributor, (ii) operator, (iii) retail gaming, (iv) support and (v) key employee gaming. The first three licenses require annual renewal by the Colorado Commission. Support and key employee licenses are issued for two year periods and are renewable by the Division Director. The Colorado Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

           An applicant for a gaming license must complete comprehensive application forms, pay required fees and provide all information required by the Colorado Commission and the Division of Gaming. Prior to licensure, applicants must satisfy the Colorado Commission that they are suitable for licensing. Applicants have the burden of proving their qualifications and must pay the full cost of any background investigations.
There is no limit on the cost of such background investigations.

           Gaming employees must hold either a support or key employee license. Every retail gaming licensee must have a key employee licensee in charge of all limited stakes gaming activities when limited stakes gaming is being conducted. The Colorado Commission may determine that a gaming employee is a key employee and, require that such person apply for a key employee license.

           A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail licenses. A slot machine manufacturer or distributor license is required for all persons who manufacture, import or distribute slot machines in Colorado.

           The current practice of the Colorado Commission is to require the following persons and entities to complete background investigation forms, and to provide comprehensive information and to submit to a full background investigation: (a) persons or entities owning (either directly or on a pass-through basis) 5% or more of a privately traded entity licensee, (b) persons or entities owning (either directly or on a pass-through basis) 10% or more of a publicly traded entity licensee, (c) directors and officers of the licensees, and (d) in certain circumstances, directors and officers of entities described at (a) and (b) above. But, the Colorado authorities retain the discretion to require any person or entity with an interest in a licensee (directly or on a pass-through basis) to submit such information and undergo full investigation. The purpose of the investigation is to determine each such person's or entity's qualifications and suitability for licensure.

           Persons found unsuitable by the Colorado Commission may be required immediately to terminate any interest, association or agreement with or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's application. A license approval may be conditioned upon the termination of any relationship with unsuitable persons.

           An applicant or licensee must report to the Division of Gaming or Colorado Commission all leases not later than 30 days after the effective date of the lease. Also, an applicant or a licensee, upon the request of the Colorado Commission or the Division Director, must submit copies of all written gaming contracts and summaries of all oral gaming contracts to which it is or intends to become a party. The Division Director or the Colorado Commission may require changes in the lease or gaming contract before an application is approved or participation in such agreement is allowed or may require termination of the lease or gaming contract.

           The Colorado Act and the Colorado Regulations require licensees to maintain detailed records that account for all business transactions. Records must be furnished upon demand to the Colorado Commission, the Division of Gaming and other law enforcement authorities. The Colorado Regulations also establish extensive playing procedures and rules of play for poker, blackjack and slot machines. Retail gaming licensees must adopt comprehensive internal control procedures. Such procedures must be approved in advance by the Division of Gaming and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others. No gaming devices may be used in limited stakes gaming without the approval of the Division Director or the Colorado Commission.

           Licensees have a continuing duty to immediately report to the Division of Gaming the name, date of birth and social security number of all persons who obtain an ownership, financial or equity interest in the licensee of five (5) percent or greater, or who have the ability to control the licensee, or who have the ability to exercise significant influence over the licensee, or who loan any money or other thing of value to the licensee. Licensees must report to the Division of Gaming all licenses, and all applications for licenses, in foreign jurisdictions.

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

           The Colorado Amendment requires an annual tax of as much as 40% on the AGP from limited stakes gaming. Currently, the gaming tax on AGP is: 2% on the first $2 million of AGP; 4% on AGP from $2 million to $4 million; 14% on AGP from $4 million to $5 million; 18% on AGP from $5 million to $10 million; and 20% on AGP over $10 million. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Gaming taxes are established as of July 1st the following 12 months.

           The Colorado Commission requires all gaming licensees to pay an annual device fee for each slot machine, blackjack table and poker table. The current device fee is $56.25 through June 30, 1998. The municipality of Black Hawk assesses an annual device fee of $750 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or Black Hawk. In addition, a business improvement fee of as much as $102 per device and a transportation authority device fee of $77 per device also may apply depending upon the location of the licensed premises in Black Hawk. The current annual business improvement fee is $89.04.

           Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, alcoholic beverage licenses and other municipal taxes and fees. Significant increases in these fees and taxes, or the imposition of new taxes and fees, may occur.

           Violation of the Colorado Act or any of the Colorado Regulations is a criminal offense. Gaming licensees violating the Colorado Act or the Colorado Regulations may, in addition to being subject to fines, suspension for as long as six months or revocation of the gaming license, commit a class 1 misdemeanor which may result in incarceration or fines or both.

           The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities and requires a liquor license. Alcoholic beverage licenses are revocable and non-transferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses. Violation of state alcoholic beverage laws may constitute a criminal offense resulting in incarceration or fines or both.

           There are various classes of retail liquor licenses under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. Even though a retail gaming licensee may be issued various classes of retail liquor licenses such gaming licensee may only hold liquor licenses of the same class. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval of the same. The Colorado Department of Revenue's Liquor Enforcement Division must also approve the application. Riviera Black Hawk, Inc.'s application for a liquor license was approved on

February 25, 1998 by the Black Hawk City Council. The liquor license application now only requires approval of the State licensing authority.

           The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licensees owned directly or indirectly by a publicly traded corporation whether through a subsidiary or intermediary company. The term "publicly traded corporation" includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations even if created under the laws of a foreign country. Such requirements shall automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where such ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation, or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by said entity, the Colorado Commission may require that entity to comply with the disclosure regulations contained in Rule 4.5.

           Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission within 10 days of the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within 5 days after distribution of such statement. Licensees to whom Rule 4.5 applies must include in their articles of organization or similar charter documents provisions that: restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders' investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person (as determined by the Colorado Commission). Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted, they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

           Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (i) 5% or more of any class of voting securities of a publicly traded corporation required to include in its articles of organization the Rule 4.5 charter language provisions, or (ii) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee (all such persons hereinafter referred to as "qualifying persons"), shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person whose interests equal 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

           A qualifying person who is an institutional investor under Rule 4.5 and who individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests. A qualifying person who is an institutional investor and whose interests equal 10%, but less than 15%, may not be required to apply for suitability, provided such person fulfills reporting requirements required by the Colorado Regulations.

           Pursuant  to Rule  4.5,  persons  found  unsuitable  by the  Colorado
Commission must be removed from any position as an officer, director, or employee of a licensee, or from a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interests. The Colorado Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability.

           Currently, no gaming licenses in Colorado have been granted in connection with the Black Hawk Project. Applications have been made for a retail gaming license. Applications for key employee gaming licenses have also been made. Additional gaming and support license applications will have to be made and approved prior to the opening of the casino.

Federal Registration

           ROC is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines. All requisite filings for the present year have been made.

Item 2.    Properties

           The Riviera complex is located on the Las Vegas Strip, occupies approximately 26 acres and comprises approximately 1,700,000 square feet, including 115,000 square feet of casino space, 100,000 square foot convention, meeting and banquet facility, approximately 2,100 hotel rooms (including approximately 169 luxury suites) in five towers, four restaurants, a buffet, four showrooms, a lounge and approximately 2,900 parking spaces. In addition, executive and other offices for the Riviera are located on the property.

           There are 47 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

           The entire Riviera complex is encumbered by a first deed of trust securing the Notes. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

           The Company also owns the Black Hawk Land, which is a 71,000 square foot parcel of real property in Black Hawk, Colorado.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

                                                      PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

           The Company's Common Stock began trading on the American Stock Exchange on May 13, 1996 and was reported on the NASDAQ Bulletin Board prior to that date. As of March 12, 1998, based upon information available to it, the Company believes that there were approximately 1,300 beneficial holders of the Company's Common Stock.

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

           The table below sets forth the bid and ask sales prices by quarter for the years ended December 31, 1997, 1996 AND 1995, based on information provided by certain brokers who have had transactions in the Company's Common Stock during the year:


                                         First                 Second                  Third                 Fourth
                                       Quarter                Quarter                Quarter                Quarter

         1997
          BID                          $ 12.88                $ 12.25                $ 12.13                $ 12.75
          ASK                            14.50                  14.13                  15.50                  14.94

         1996
          BID                           $ 7.50                 $11.00                 $14.00                 $12.94
          ASK                             9.75                  17.75                  17.13                  15.63

         1995
          BID                             3.00                   3.50                   8.25                   7.00
          ASK                             4.63                   9.13                  11.50                  10.00


          On March 26, 1998 (the Most recent trade date of the Company's common stock), 1,600 shares were traded closing at $11.00 per share.

Item 6.    Selected Financial Data

The following table sets forth a summary of selected financial data for the Company and, prior to the Company's emergence from Bankruptcy in June 1993, the Hotel and Casino division of Riviera, Inc., the Company's predecessor, for the years ended December 31:


                                        Years Ended December 31,                             Six Months Ended
                                                                             Combined    December         June
                                                                                            31,            30,
                                1997       1996       1995         1994        1993        1993           1993
                                ----       ----       ----         ----        ----        ----           ----
                                                                                        (Successor)  (Predecessor)
                                                             (*dollars in thousands)

Total Operating  Revenue        $153,793   $164,409   $151,146     $153,921    $148,922      $76,220         $72,702

Net Income                         2,088      8,440      6,344        4,790       8,235        2,607          5,6281
Basic Earnings per Share on
Weighted Average Common
Shares Outstanding.                 $.42      $1.73      $1.32        $1.00         N/A         $.54             N/A

Diluted Earnings per Share
on Weighted Average
Common and Common
Equivalent Shares.                  $.40      $1.63      $1.25        $1.00         N/A         $.54             N/A

Total Assets                     347,866    167,665    157,931      151,925     143,704      143,704         150,836

Long-Term Debt, including        277,876    105,878    107,822      110,409     112,677      112,677         119,959
current portion.

    *except for Net Income Per Common Share

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

           The current management team successfully guided the Company through its emergence from bankruptcy in June 1993. From 1992 to the end of 1997, the Riviera's management team has achieved growth in EBITDA and profit margins. EBITDA increased over 35% from $21.8 million in 1992 to $29.4 million in 1997 and EBITDA margins improved from 15.1% to 19.1% in 1997 over the same period. The Company achieved this growth through the implementation of a number of strategic initiatives that included (i) refocusing its marketing strategy from "high-rollers" to adult mid-level gaming customers, a niche that
--------

1 There was no accrual of interest subsequent to December 18, 1991. If accrued, interest expense on these obligations would have totaled $10.4 million for the six months ended June 30, 1993.

management believes has been under served, (ii) focusing on conventioneers who pay higher room rates, causing Riviera's ADR to increase from $47 in 1992 to $58 in 1997, (iii) aggressively marketing its hotel facilities resulting in occupancy rates growing from 90.6% in 1992 to 96.8% in 1997, (iv) emphasizing higher margin slot play which increased slot revenue by 33.0% from 1992 to 1996 and (v) investing approximately $54 million in capital improvements since 1992. Management believes that it has also improved the stability of EBITDA by providing a broad entertainment experience (1997 non-gaming revenues: 57% vs. 51% for other casinos on the Strip in 1997, focusing on conventioneers (approximately 30% of mid-week room nights pre-sold through June 1999) and developing a repeat and loyal customer base through proprietary database marketing.

Results of Operations

           The following table sets forth certain of the Company's operating information for the years ended December 31, 1997, 1996 and 1995. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.


                                                                                1997                1996              1995
Revenues:
  Casino                                                                       46.6%               48.9%             51.2%
  Rooms                                                                        26.9%               25.4%             26.4%
  Food and Beverage                                                            14.0%               13.8%             14.5%
  Entertainment                                                                13.6%               13.2%             10.0%
  Other                                                                         7.1%                6.3%              5.8%
  Less promotional allowances                                                  -8.3%               -7.7%             -7.9%
                                                                        ------------        ------------      ------------
     Net revenues                                                             100.0%              100.0%            100.0%

Costs and Expenses
  Casino(1)                                                                    59.4%               59.1%             58.6%
  Rooms(1)                                                                     42.9%               45.0%             47.1%
  Food and Beverage(1)                                                         72.9%               70.3%             72.0%
  Entertainment(1)                                                             74.2%               74.8%             73.5%
  Other(1)                                                                     27.5%               28.0%             30.7%
  Selling, general and administrative                                          19.4%               19.1%             19.6%
  Depreciation and amortization                                                 6.8%                5.0%              4.5%
Total Costs and expenses                                                       87.7%               85.8%             86.1%

Income from Operations                                                         12.3%               14.2%             13.9%
Interest expense on $100 million notes                                         -7.2%               -6.7%             -7.3%
Interest income on Treasury Bills to retire $100 million                        1.5%                0.0%              0.0%
Interest expense, other                                                        -4.6%               -0.6%             -0.9%
Interest income, other                                                          1.3%                0.7%              0.8%
Other (income) expense, net                                                    -1.0%               -0.3%              0.0%
                                                                        ------------        ------------      ------------
Income before provision for income taxes                                        2.2%                7.8%              6.4%
Provision for income taxes                                                     -0.9%               -2.7%             -2.2%
                                                                        ------------        ------------      ------------
   Net Income                                                                   1.4%                5.1%              4.2%
                                                                        ============        ============       ===========

  EBITDA Margin                                                                19.1%               19.2%             18.4%

(1) Shown as a percentage of corresponding departmental revenue.

1997 Compared to 1996

Revenues

           Net revenues decreased by approximately $10.6 million, or 6.5%, from $164.4 million in 1996 to $153.8 million in 1997. Casino revenues decreased by approximately $8.8 million, or 10.9%, from $80.4 million during 1996 to $71.6 million during 1997 due to a general softness in the gaming market in Las Vegas. Room revenues decreased by approximately $400,000, or 1.0%. from $41.8 million 1996 to $41.4 million in 1997 as a result of a decrease in hotel occupancy from 98.2% to 96.8%. The decrease in occupancy was partially offset by an increase in ADR from $57.07 in 1996 to $58.24 in 1997. Food and beverage revenues decreased approximately $1.0 million, or 4.6%, from $22.6 million 1996 to $21.6 million during 1997 due to fewer covers in the bars and restaurants. Entertainment revenues decreased by approximately $900,000, or 4.1%, from $21.8 million during 1996 to $20.9 million during 1997, due to the reduction in number of covers for the Splash variety show. Other revenues increased by approximately $600,000, or 5.4%, from $10.4 million during 1996 to $11.0 million during 1997 due primarily to management fees of approximately $1.0 million for operating the Four Queens Hotel and Casino in downtown Las Vegas. In 1996 the Company received a refund of $576,000 from a union health and welfare trust fund for reduced premiums. Promotional allowances remained relatively unchanged at approximately $12.6 million during 1996 an $12.7 million in 1997.

Direct Costs and Expenses of Operating Departments

           Total direct costs and expenses of operating departments decreased by approximately $6.9 million, or 6.8%, from $101.5 million in 1996 to $94.6 million in 1997. Casino expense decreased by approximately $5.0 million, or 10.5%, from $47.5 million during 1996 to $42.5 million during 1997 but casino expenses as a percent of casino revenue increased from 59.1% to 59.4%, due to the decrease in casino revenues. Room costs decreased approximately $1.0 million , or 5.6%, from $18.8 million during 1996 to $17.8 million for 1997, and, room costs as a percentage of room revenues decreased from 45.0% during 1996 to 42.9% during 1997. Payroll and linen costs were reduced due to the lower occupancy . Hotel bad debts expense decreased $200,000 due to the implementation of tighter credit policies. Food and beverage costs decreased by approximately $200,000, or 1.1%, from $15.9 million during 1996 $15.7 million during the 1997 period resulting from a corresponding decrease in revenues. However, food and beverage costs as a percentage of food and beverage revenues increased from 70.3% during 1996 to 72.9% during 1997 because of reduced beverage promotional revenue from the casino bars. Entertainment costs decreased by approximately $800,000, or 4.9%, from $16.3 million during 1996 to $15.5 million during 1997 due to the reduced expenses associated with lower covers in Splash. Entertainment expense as a percentage of entertainment revenues decreased from 74.8% during 1996 to 74.2% in 1997 due to a reduction in the number of special headliner events. Other expenses increased by approximately $100,000, or 3.3%, from $2.9 million to $3.0 million due to the corresponding increase in other revenues.

Other Operating Expenses

           Selling, general and administrative expenses decreased by approximately $1.6 million, or 5.1%, from $31.5 million for 1996 to $29.8 million 1997 due to decreased incentive plan costs associated with lower earnings. As a percentage of total net revenues, selling, general and administrative expenses increased from 19.1% during the 1996 period to 19.4% during the 1997 period as a result of spreading of fixed costs over a smaller revenue base in the 1997 period. Depreciation and amortization increased by approximately $2.3 million, or 27.7%, from $8.2 million during the 1996 period to $10.5 million during the 1997 period due to capital expenditures of $21.0 million during the 1997 period.

Other Income (Expense)

           Interest expense, other increased by $6.1 million because the Company issued 10% First Mortgage Notes of $175.0 million on August 13, 1997 in addition to carrying the 11% $100 million Notes until June 1, 1998, when they will be redeemed. The Company used part of the proceeds of the10% First Mortgage Notes to purchase United States Government securities at a cost of $104.3 million which were deposited into an irrevocable trust held to retire the $100 million notes. Interest income on these securities was $2.3 million in 1997. Interest income, other increased approximately $759,000 or 65.0%, from $1.2 million to $1.9 million because of the increased cash balances from the remaining proceeds of the $175.0 million notes.

           During the first quarter of 1997 the Company withdrew its secondary offering due to market conditions and, as a result, charged costs totaling $850,000 to other expense. Also during 1997, approximately $400,000 in merger and acquisition costs related to the R&E Gaming Corporation Plan of Merger were charged to other expense as required under GAAP.

Net Income

           As a result of the factors discussed above and a decrease in income taxes of approximately $3.1 million at a 34.5% effective rate, net income decreased by approximately $6.4 million, or 75.3%, from $8.4 million during 1996 to $2.1 million during 1997.

EBITDA

           EBITDA decreased by approximately $2.1 million, or 6.8%, from $31.5 million in 1996 to $29.4 million in 1997. During the same periods, EBITDA margins were 19.2% and 19.1%, respectively.

1996 Compared to 1995

Revenues

           Net revenues increased by approximately $13.3 million, or 8.8%, from $151.1 million in 1995 to $164.4 million in 1996. Casino revenues increased by approximately $3.0 million, or 3.9%, from $77.3 million in 1995 to $80.4 million in 1996 due primarily to a $2.9 million, or 5.4%, increase in slot revenues as a result of an increase in promotional activities directed at slot players. Room revenues increased by approximately $2.0 million, or 5.0%, from $39.8 million in 1995 to $41.8 million in 1996 as a result of an increase in hotel occupancy from 97.0% to 98.2% (based on available rooms) and an increase in average room rate of $2.40, or 4.4%. Food and beverage revenues increased approximately $700,000, or 3.4%, from $21.9 million in 1995 to $22.6 million in 1996 due to additional covers in the bars and restaurants. Entertainment revenues increased by approximately $6.6 million, or 43.4%, from $15.2 million in 1995 to $21.8 million in 1996. This was principally due to the reopening of Splash, a variety show which had been closed during the first half of 1995 for show revisions and theater remodeling. Other revenues increased by approximately $1.6 million, or 18.1%, from $8.8 million in 1995 to $10.4 million in 1996 due primarily to a refund of $576,000 from a union health and welfare trust fund for reduced premiums and general increases in other revenues such as telephone, gift shops and box office commissions. In addition, the Company received management fees of approximately $400,000 for operating the Four Queens Hotel and Casino in downtown Las Vegas beginning in August 1996. Promotional allowances increased by approximately $700,000, or 6.4%, from $11.9 million in 1995 to $12.6 million in 1996 due to additional complimentary show tickets for the Splash and an increase in complimentaries associated with casino and slot marketing programs.

Direct Costs and Expenses of Operating Departments

           Total direct costs and expenses of operating departments increased by approximately $7.7 million, or 8.2%, from $93.7 million in 1995 to $101.5 million in 1996. Casino expense increased by approximately $2.2 million, or 4.8%, from $45.3 million in 1995 to $47.5 million in 1996 due to a corresponding increase in casino revenues and casino expenses as a percent of casino revenues increased from 58.6% to 59.1%, primarily due to increased entertainment promotional allowances upon the reopening of Splash on June 23, 1995. Room costs were mostly flat for 1996 compared to 1995, however, room costs as a percentage of room revenues decreased from 47.1% in 1995 to 45.0% in 1996 as room revenues increased while room costs remained relatively constant. Food and beverage costs increased by approximately $150,000, or .9%, from $15.8 million in 1995 to $15.9 million in 1996 resulting from a corresponding increase in revenues. Food and beverage costs as a percentage of food and beverage revenues decreased from 72.0% in 1995 to 70.3% in 1996 because food and beverage revenue increased while payroll and other costs remained relatively constant. Entertainment costs increased by approximately $5.1 million, or 45.0%, from $11.2 million in 1995 to $16.3 million in 1996 due to the additional expenses associated with operating Splash for a full year in 1996. Entertainment expense as a percentage of entertainment revenues increased from 73.5% in 1995 to 74.7% in 1996 due to a revision in the Splash producer's agreement. Other expenses increased by approximately $300,000, or 11.0%, from $2.7 million to $2.9 million due to a corresponding increase in other revenues.

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

Other Income (Expense)

           Interest expense decreased by approximately $400,000, or 3.0%, from $12.5 million in 1995 to $12.1 million in 1996 while interest income remained constant at $1.1 million in 1995 and 1996. This was due to a reduction in average debt outstanding, an increase in average cash balances, and a decrease in the investment yield in 1996. Other income increased by $505,000 due to a gain on the final payment of certain unsecured notes in the fourth quarter of 1996, offset by a loss due to the change in terms of one of the Company's Notes.

Net Income

           As a result of the factors discussed above, net income increased by approximately $2.1 million, or 33.0%, from $6.3 million in 1995 to $8.4 million in 1996. The effective income tax rate was 34.4% for 1995 and 1996.

EBITDA

           EBITDA increased by approximately $3.7 million, or 13.3%, from $27.8 million in 1995 to $31.5 million in 1996. In the same periods, EBITDA margin increased from 18.4% to 19.2% of net revenues.

Liquidity and Capital Resources

           The Company had cash and cash equivalents of $65.1 million at December 31, 1997, which increased $39.4 million from December 31, 1996. Significant debt service on the First Mortgage Notes is paid in February and August and should be considered in evaluating cash increases in the second and fourth quarters.

           For the year ended December 31, 1997, the Company's net cash provided by operating activities was $17.5 million compared to $18.3 million for 1996. EBITDA for 1997 and 1996 was $29.4 million and $31.5 million, respectively, which was adequate to cover the Company's debt service and capital expenditures. Management believes that sufficient cash flow will be available to cover the Company's debt service and enable investment in budgeted capital expenditures for the next 12 months.

           Scheduled interest payments on the 11% Notes is provided by the "contractual defeasance" whereby a portion of the proceeds from the new Notes was used to acquire U.S. Treasury Securities sufficient to pay the interest on the 11% Notes in December 1997 and the interest, principal and premium due June 1, 1998 when the final release of obligation will be accomplished through redemption of the 11% Notes. Substantially all of the covenants on the 11% Notes were released as a result of the "contractual defeasance".

           Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the Notes at maturity on August 15, 2004. Accordingly, the ability of the Company to repay the Notes at maturity will be dependent upon its ability to refinance those Notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes at maturity. The Notes are not redeemable at the option of the Company until August 15, 2001, and thereafter are redeemable at premiums beginning at 105.0% and declining each subsequent year to par in 2003.

           The Indenture pursuant to which the Notes were issued (the "Note Indenture") provides that, in certain circumstances, the Company must offer to repurchase the Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the Notes without a refinancing. The Merger is specifically excluded from the defined transactions which would be considered a change in control.

           The Note Indenture contains certain covenants which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and ROC to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and ROC would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. Management believes the Company is in compliance with the covenants of the Note Indenture.

            In February 1997, the Company entered into a $15.0 million, five year reducing revolving line of credit (the "Credit Facility"). The Credit Facility bears interest at prime plus 0.5% or LIBOR plus 2.9%. The Company has not utilized this line of credit. The Credit Facility was modified as a result of the Notes and the proposed Merger. The modifications included an increase in the allowable funded debt to EBITDA ratio to 4.75 to one. The Company is not currently meeting this requirement and therefore, cannot draw down on the Credit Facility at this time. The Credit Facility is callable upon a change in control other than the Merger.

           Management considers it important to the competitive position of the Riviera that expenditures be made to upgrade the property. Capital expenditures totaled approximately $36.4 million in 1997 including $16.6 million for the Black Hawk Project, $14.9 million in 1996, $7.8 million in 1995 and $8.9 million in 1994. Capital expenditures were financed from cash flow and the proceeds from the Notes.

           The Company currently estimates that total costs for completion of the Black Hawk Project will be approximately $55 million. The Company purchased the Black Hawk Land in August 1997 for $15 million, which was financed by the net proceeds from the sale of the Notes, and expects to finance the remainder of the Black Hawk Project from a combination of third party financing and additional investment by the Company, including up to an additional $15 million of the net proceeds from the sale of the Notes. The Company has received an excavation permit and expects to receive the other necessary permits in the near future, with construction of the casino commencing shortly thereafter. The Company expects to receive the necessary construction and other permits in the near future, with construction of the casino commencing shortly thereafter. The casino is scheduled to open in 1999.

Year 2000 Project

           The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is in the process of replacing many of its legacy systems to improve overall business performance and to accommodate business for the "Year 2000". However, given the inherent risks for a project of this magnitude and the resources required, actual results could differ materially from those anticipated by the Company. The Company expects its "Year 2000" date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse impact on the Company's systems. The estimated costs directly or indirectly associated with the project are currently expected to be approximately $200,000. Such amounts have been , or will be, expensed to general and administrative expense except for new systems which will be capitalized in accordance with GAAP.

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

Recently Adopted Accounting Standards

           In 1997,  the  Company  adopted  Statement  of  Financial  Accounting
Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic net income per share and diluted net income per share. Basic per share amounts are computed by dividing net income by average shares outstanding in the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents outstanding in the period.

Recently Issued Accounting Standards

           The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement requires businesses to disclose comprehensive income and its components in their financial statements. Management intends to comply with the disclosure requirements of this statement in the year ending December 31, 1998.

           The FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending December 31, 1998. Management has not finalized its analysis of which operating segments it will report on to comply with SFAS No. 131.

Item 8.    Financial Statements and Supplementary Data, etc.

Financial Statements
For The Years Ended December 31, 1997, 1996, and 1995
Independent Auditors' Report

RIVIERA HOLDINGS CORPORATION
D.B.A. RIVIERA HOTEL & CASINO

TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------

                                                                                                                  Page

Independent Auditors' Report                                                                                      38

Consolidated Balance Sheets as of December 31, 1997 and 1996                                                      39

Consolidated Statements of Income for the Years Ended December 31, 1997, 1996, and 1995                           40

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996,                      41
     and 1995

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995                       42

Notes to Consolidated Financial Statements                                                                      43-57

                                           INDEPENDENT AUDITORS' REPORT




Riviera Holdings Corporation
        d.b.a. Riviera Hotel & Casino
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") d.b.a. Riviera Hotel & Casino as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/S/ Deloitte & Touche, LLP

Las Vegas, Nevada
February 6, 1998


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 and 1996
(In Thousands, Except Share Amounts)
------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                                1997          1996

CURRENT ASSETS:
  Cash and cash equivalents                                                                      $     65,151 $     25,747
  Accounts receivable, net                                                                              4,938        5,113
  Inventories                                                                                           3,509        3,039
  Prepaid expenses and other assets                                                                     4,554        2,692
                                                                                                  ------------------------
          Total current assets                                                                         78,152       36,591
                                                                                                  ------------------------

U.S. TREASURY BILLS HELD TO RETIRE $100 MILLION NOTES                                                 106,596

PROPERTY AND EQUIPMENT, NET                                                                           153,611      127,760

OTHER ASSETS                                                                                            9,299        2,853

RESTRICTED CASH FOR PERIODIC SLOT PAYMENTS                                                                208          461
                                                                                                   -----------------------

TOTAL ASSETS                                                                                     $    347,866  $   167,665
                                                                                                   =======================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                              $         36   $    1,297
  Accounts payable                                                                                     10,890        8,733
  Current income taxes payable                                                                                         413
  Accrued interest, other                                                                               6,570           33
  Accrued expenses                                                                                      8,795        9,521
                                                                                                   -----------------------
          Total current liabilities                                                                    26,619       19,997
                                                                                                   -----------------------

DEFERRED INCOME TAXES PAYABLE                                                                           5,958        4,626

$100 MILLION NOTES TO BE RETIRED BY THE U.S. TREASURY BILLS                                           100,000

OTHER LONG-TERM LIABILITIES                                                                             4,076        3,210

LONG-TERM DEBT, NET OF CURRENT PORTION                                                                173,436      104,581
                                                                                                   -----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock ($.001 par value; 20,000,000 shares authorized; 4,903,680 shares at December 31,
    1997; and 4,922,503 shares at December 31, 1996, issued and outstanding)                                5            5
  Additional paid-in capital                                                                           13,711       13,919
  Notes receivable from employee stockholders                                                            (207)        (853)
  Retained earnings                                                                                    24,268       22,180
                                                                                                   -----------------------
          Total stockholders' equity                                                                   37,777       35,251
                                                                                                   -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $   347,866  $   167,665
                                                                                                   =======================


See notes to consolidated financial statements.



RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1997,  1996,
and 1995 (In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------------------- --------------------------


                                                                                         1997          1996         1995

REVENUES:
  Casino                                                                          $      71,624  $     80,384 $     77,337
  Rooms                                                                                  41,412        41,835       39,848
  Food and beverage                                                                      21,603        22,641       21,895
  Entertainment                                                                          20,895        21,778       15,180
  Other                                                                                  10,956        10,398        8,758
                                                                                    --------------------------------------
          Total                                                                         166,490       177,036      163,018
  Less promotional allowances                                                            12,697        12,627       11,873
                                                                                    --------------------------------------
          Net revenues                                                                  153,793       164,409      151,145
                                                                                    --------------------------------------

COSTS AND EXPENSES:
  Direct costs and expenses of operating departments:
    Casino                                                                               42,537        47,509       45,325
    Rooms                                                                                17,781        18,834       18,787
    Food and beverage                                                                    15,747        15,916       15,768
    Entertainment                                                                        15,514        16,287       11,165
    Other                                                                                 3,011         2,916        2,691
  Other operating expenses:
    Selling, general and administrative                                                  29,840        31,454       29,618
    Depreciation and amortization                                                        10,485         8,212        6,811
                                                                                    --------------------------------------
         Total costs and expenses                                                       134,915       141,128      130,165
                                                                                    --------------------------------------

INCOME FROM OPERATIONS                                                                   18,878        23,281       20,980
                                                                                    --------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense on $100 million notes                                                (11,067)      (11,063)     (11,022)
  Interest income on Treasury Bills held to retire $100 million notes                     2,267
  Interest expense, other                                                                (7,137)       (1,022)      (1,431)
  Interest income, other                                                                  1,926         1,167        1,149
  Other, net                                                                             (1,470)          505
                                                                                    --------------------------------------
          Total other income (expense)                                                  (15,481)      (10,413)     (11,304)
                                                                                    --------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                  3,397        12,868        9,676

PROVISION FOR INCOME TAXES                                                                1,309         4,428        3,332
                                                                                    --------------------------------------

NET INCOME                                                                        $       2,088 $       8,440$       6,344
                                                                                    ======================================

EARNINGS PER SHARE DATA:
Weighted average common shares outstanding                                                4,913         4,880        4,800
                                                                                    --------------------------------------
Basic earnings per share                                                          $        0.42   $       1.7    $    1.32
                                                                                    --------------------------------------

Weighted average common & common equivalent shares                                        5,214         5,169        5,058
                                                                                    --------------------------------------
Diluted earnings per share                                                        $        0.40   $       1.6   $     1.25
                                                                                   ---------------------------------------


See notes to consolidated financial statements.



RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(In Thousands, Except Share Amounts)
------------------------------------------------------------------------------------------------------------ --------------

                                                                                                    Notes
                                                                                                  Receivable
                                                                         Additional                  from
                                                  Shares       Common      Paid-In   Retained      Employee
                                                Outstanding     Stock      Capital   Earnings    Shareholders      Total

Balances, January 1, 1995                        4,800,000      $ 5       $ 12,537   $ 7,396      $             $ 19,938

Net income                                                                             6,344                       6,344
                                                 ------------------------------------------------------------------------

Balances, December 31, 1995                      4,800,000        5         12,537    13,740                      26,282

Stock issued under employee stock purchase plan    137,000                   1,543                   (1,383)         160

Collections of stockholders' receivables                                                                332          332

Refunds on employee stock purchases               (17,600)                    (198)                     198

Director compensation plan                          3,103                       37                                    37

Net income                                                                             8,440                       8,440
                                                 ------------------------------------------------------------------------

Balances, December 31, 1996                      4,922,503        5         13,919    22,180           (853)      35,251

Stock issued under employee stock purchase plan      6,200                      71                      (71)

Collections of stockholders' receivables                                                                425          425

Refunds on employee stock purchases                (25,900)                   (292)                     292

Director compensation plan                             877                      13                                    13

Net income                                                                             2,088                       2,088
                                                 ------------------------------------------------------------------------

Balances, December 31, 1997                      4,903,680      $ 5        $ 13,711 $ 24,268         $ (207)    $ 37,777
                                                 ========================================================================

See notes to consolidated financial statements.




RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(Amounts in Thousands)
------------------------------------------------------------------------------------ ----------------------- -----------


                                                                                             1997       1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $ 2,088    $ 8,440   $ 6,344
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                            10,485      8,212     6,811
    Provision for bad debts                                                                     (16)       524       478
    Provision for gaming discounts                                                              (84)       232       143
    Gain on disposition of long-term debt, net                                                            (505)
    Interest expense                                                                         11,067     12,085    12,453
    Interest paid                                                                           (11,420)   (12,072)  (12,489)
    Interest expense, other                                                                   7,103
  Changes in operating assets and liabilities:
    Increase in U.S. Treasury Bills purchased to retire $100 million notes                   (2,267)
    Decrease (increase) in accounts receivable                                                  276     (1,535)      126
    Decrease (increase) in inventories                                                         (470)      (853)       86
    Increase in prepaid expenses and other assets                                            (1,862)       (90)     (212)
    Decrease in restricted cash for periodic slot payments                                      253        578       318
    Increase in accounts payable                                                              2,167        166     1,033
    Increase (decrease) in accrued expenses                                                    (726)       104       758
    Increase (decrease) in current income taxes payable                                        (413)       362      (522)
    Increase in deferred income taxes payable                                                 1,332      1,603     1,013
    Increase in non-qualified pension plan obligation to CEO upon retirement                    755      1,039       400
                                                                                             ----------------------------

          Net cash provided by operating activities                                          18,268     18,290    16,740
                                                                                             ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment, other                                    (19,752)   (14,923)   (7,836)
  Capital expenditures  - Black Hawk, Colorado                                              (16,582)
  Increase in other assets - Black Hawk, Colorado                                              (100)
  Decrease (increase) in other assets                                                        (6,346)     1,906      (382)
                                                                                             ----------------------------

           Net cash used in investing activities                                            (42,780)   (13,017)   (8,218)
                                                                                             ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                        172,848        209       176
  U.S. Treasury Bills purchased to retire $100 million notes                               (104,329)
  Payments on long-term borrowings                                                           (5,041)    (2,226)   (3,159)
  Proceeds from issuance of stock to employees and directors                                     13        197
  Collections of notes receivable from employees                                                425        332
                                                                                            -----------------------------

           Net cash provided by (used in) financing activities                               63,916     (1,488)   (2,983)
                                                                                            -----------------------------

INCREASE IN CASH AND CASH EQUIVALENTS:                                                       39,404      3,785     5,539

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR:                                                25,747     21,962    16,423
                                                                                            -----------------------------

CASH AND CASH EQUIVALENTS, END  OF YEAR:                                                $    65,151   $ 25,747  $ 21,962
                                                                                            =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                                     $     1,860   $ 2,463   $  2,852
                                                                                            =============================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Stock issued to employees for notes receivable                                                 71     1,383
                                                                                            ==================
  Non-cash reductions of long-term debt                                                                   845
                                                                                                    ==========


See notes to consolidated financial statements.




RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--Riviera Holdings Corporation and its wholly-owned subsidiary, Riviera Operating Corporation ("ROC"), (together the "Company"), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.

In July 1994 management established a new division, Riviera Gaming Management, Inc. ("RGM") for the purpose of obtaining management contracts in Nevada and other jurisdictions. In August 1995 RGM incorporated in the state of Nevada as a wholly owned subsidiary of ROC.

Nature of Operations--The primary line of business of the Company is the operation of the Riviera Hotel and Casino ("the Riviera") on the "Strip" in Las Vegas, Nevada. The Company is engaged in a single industry segment, the operation of a hotel/casino with restaurants and related facilities. The Company, through its gaming management subsidiary, also manages the Four Queens Hotel and Casino in downtown Las Vegas (see Note 13). In 1997 Riviera Gaming Management of Colorado, Inc. and its 100 percent owned subsidiaries were incorporated to acquire land and construct and operate a casino in Black Hawk, Colorado.

Casino operations are subject to extensive regulation in the State of Nevada by the Gaming Control Board and various other state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, for recording casino and other revenues, and for granting credit comply, in all material respects, with the applicable regulations.

Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ROC and RGM entities. All material intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents--All highly liquid investments securities with a maturity of three months or less when acquired are considered to be cash equivalents. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.

The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under SFAS 115, are carried on the consolidated balance sheets in the cash and cash equivalents category. SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities to be classified as either held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each balance sheet date. Held to maturity securities are required to be carried at amortized cost. At December 31, 1997 and 1996, securities classified as held to maturity were comprised of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and repurchase agreements with an amortized cost of $50,534,000 and $19,756,000, respectively, maturing in three months or less.

Inventories--Inventories consist primarily of food, beverage, gift shop, and promotional inventories; and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment--Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Interest incurred during construction of new facilities or major additions to facilities is capitalized and amortized over the life of the asset. Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets, which range from 5 to 40 years. The costs of normal maintenance and repairs are charged to expense as incurred. Gains or losses on disposals are recognized as incurred.

Other Assets--Other assets include bond offering costs and commissions, which are amortized over the life of the debt, and are included in interest expense.

Restricted Cash for Periodic Slot Payments--At December 31, 1997 and 1996, the Company had interest-bearing deposits with a commercial bank in the amount of $208,000 and $461,000, respectively, which are restricted as to use. These amounts represent deposits required by the State of Nevada Gaming Control Board to fund periodic slot payments due customers through the year 2000.

Fair Value Disclosure as of December 31, 1997--

Cash and cash equivalents, accounts receivable, restricted cash for periodic slot payments, accounts payable, and accrued liabilities--The carrying value of these items is a reasonable estimate of their fair value.

Long-term Debt--The fair value of the Company's long-term debt (including the $100 million Notes to be retired by the U.S. Treasury Bills) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt is approximately $276,638,000.

Casino Revenue--The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances--Promotional allowances consist primarily of accommodations, entertainment, and food and beverage services furnished without charge to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. The estimated costs of providing promotional allowances are classified as costs of the casino operating department through interdepartmental allocations. These allocations for the years ended December 31, 1997, 1996, and 1995, are as follows (amounts in thousands):


                                                                                    1997            1996            1995

Food and beverage                                                             $    6,130      $    6,671      $    6,570
Rooms                                                                              1,704           1,410           1,451
Entertainment                                                                      2,623           2,592           2,280
                                                                              -------------------------------------------
          Total costs allocated to casino                                     $   10,457      $   10,673      $   10,301
                                                                              ===========================================

Federal Income Taxes--The Company and its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of

(i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (ii) operating loss and tax credit carryforwards.

Estimates and Assumptions--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowance for receivables. Actual results may differ from estimates.

Reclassifications--Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the current year presentation. These reclassifications had no effect on the Company's net income.

Recently  Adopted  Accounting   Standards--See  Note  16  for  recently  adopted
Accounting Standards.

Recently Issued Accounting Standards--The FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement required businesses to disclose comprehensive income and its components in their financial statements. Management intends to comply with the disclosure requirements of this statement in the year ending December 31, 1998.

The FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending December 31, 1998. Management has not finalized its analysis of which operating segments it will report on to comply with SFAS No. 131.

2.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (amounts in thousands):



                                                                                                     1997           1996

Casino                                                                                           $  2,211       $  2,280
Hotel                                                                                               3,115          3,479
Other                                                                                                 158
                                                                                             ----------------------------
          Total                                                                                     5,484          5,759

Less allowance for bad debts and discounts                                                            546            646
                                                                                             ----------------------------
          Total                                                                                  $  4,938       $  5,113
                                                                                             ============================

Changes in the casino and hotel allowance for bad debts and discounts for the years ended December 31, 1997, 1996 and 1995, consist of the following (amounts in thousands):


                                                                                       1997          1996           1995

Beginning balance                                                                   $   646       $   741      $   1,424
Write-offs                                                                             (438)         (912)        (1,358)
Recoveries                                                                               49            61             54
Provision for bad debts                                                                 372           524            478
Provision for gaming discounts                                                          (83)          232            143
                                                                                 ----------------------------------------
          Ending balance                                                            $   546       $   646      $     741
                                                                                 ========================================

3.      PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at December 31 (amounts in thousands):


                                                                                                     1997           1996

Prepaid gaming taxes                                                                            $   1,286      $   1,039
Prepaid federal income taxes                                                                        1,190
Prepaid insurance                                                                                     263            304
Other prepaid expenses                                                                              1,815          1,349
                                                                                                -------------------------
          Ending balance                                                                        $   4,554      $   2,692
                                                                                                =========================

4.      PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31 (amounts in thousands):


                                                                                                  1997              1996

Land and improvements                                                                           $ 36,751        $ 21,751
Buildings and improvements                                                                        80,322          77,455
Equipment, furniture, and fixtures                                                                67,793          51,650
Construction in progress                                                                           2,326
                                                                                                -------------------------
          Total property and equipment                                                           187,192         150,856

Less accumulated depreciation                                                                     33,581          23,096
                                                                                                -------------------------
          Net property and equipment                                                           $ 153,611       $ 127,760
                                                                                               ==========================

In 1997 approximately $771,000 in interest costs was capitalized on construction projects. Certain of the Company's property and equipment is pledged as collateral to secure debt (see Note 8).

5.      OTHER ASSETS

Other assets consist of the following at December 31 (amounts in thousands):


                                                                                                     1997           1996

Deposits                                                                                        $     725       $  1,178
Bond offering costs and commissions, net                                                            7,327            403
Other                                                                                               1,247          1,272
                                                                                            -----------------------------
          Total                                                                                 $   9,299       $  2,853
                                                                                            =============================

6.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of the following at December 31 (amounts in thousands):


                                                                                                     1997           1996

Outstanding chip and token liability                                                             $    681        $   836
Casino account deposits                                                                               203            498
Miscellaneous gaming                                                                                  716            982
                                                                                                 ------------------------
          Total liabilities related to gaming activities                                            1,600          2,316

Accounts payable to vendors                                                                         7,944          5,118
Hotel deposits                                                                                        969          1,123
Other                                                                                                 377            176
                                                                                                 ------------------------
          Total                                                                                  $ 10,890        $ 8,733
                                                                                                 ========================

Accrued expenses consist of the following at December 31 (amounts in thousands):


                                                                                                     1997           1996

Payroll, related payroll taxes, and employee benefits                                           $   5,593      $   5,279
Incentive plans and profit sharing                                                                  1,982          3,012
Other                                                                                               1,220          1,230
                                                                                                 ------------------------
          Total                                                                                 $   8,795      $   9,521
                                                                                                 ========================




7.      OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of the following at December 31 (amounts in thousands):


                                                                                                     1997           1996

Periodic slot payments due to customers through 2000, pre-funded
  by restricted cash (see Note 1)                                                              $      208     $      461
Non-qualified pension plan obligation to the CEO of the Company, payable in 20 quarterly installments upon expiration of his
  employment contract, plus accrued interest                                                        3,868          2,749
                                                                                               --------------------------
          Total other long term liabilities                                                     $   4,076      $   3,210
                                                                                               ==========================


8.      LONG-TERM DEBT

Long-term debt consists of the following at December 31 (amounts in thousands):


                                                                                                  1997              1996

11% First Mortgage Notes maturing on December 31, 2002,  bearing interest at the rate of 11% per  annum,  payable  semi-annually  on June 30 and  December  31, redeemable  beginning June 1, 1998, at 104.3125%;  1999 at 102.8750%;  2000 at
  101.4375%;   and  2001  and   thereafter  at  100%.   (Note  9  describes  the
  reclassification in the current year.)                                                                     $    100,000

10% First Mortgage Notes  maturing on August 15, 2004,  bearing  interest at the rate of 10% per annum,  payable  semi-annually on February 15 and August 15 of each year,  redeemable  beginning August 1, 2001, at 105%; 2002 at 102.5%; and
  2003 and thereafter at 100%.  These notes are  collateralized  by the physical structures
  comprising the Riviera Hotel and Casino.                                                   $    172,963

Unsecured,  non-interest bearing promissory note in an original principal amount of $8,000,000 (the "Class 13/14 Note") to settle the claims of the former sole shareholder and his affiliates, discounted
  at 12%.                                                                                                           4,707

Capitalized lease obligations (See Note 11)                                                            741            986

Unsecured,  promissory  notes in the  original  principal  amount  of  $441,262, bearing interest at the rate of 8.5% per annum, payable
  monthly and maturing December 31, 1998.                                                               96            185
                                                                                               ---------------------------

          Total long-term debt                                                                     173,800        105,878

Less current maturities by terms of debt                                                               364          1,297
                                                                                               ---------------------------

          Total                                                                               $    173,436   $    104,581
                                                                                               ===========================

Maturities of long-term debt for the years ending December 31, were as follows (amounts in thousands):


1998                                                                                                     $          364
1999                                                                                                                281
2000                                                                                                                192
2001
2002
Thereafter                                                                                                      172,963
                                                                                                         --------------
          Total                                                                                               $ 173,800
                                                                                                         ==============

During the fourth quarter of 1996 the Company made the final payment on the note issued to settle the Class 12 claim, which was less than what was recorded, and resulted in income of approximately $845,000. Also during the fourth quarter of 1996, the terms of the Class 13/14 Note were revised, which resulted in a decrease in the discount rate from 16.8 percent to 12.0 percent and increased principal, resulting in additional expense of $340,000. Other net income for the year ended December 31, 1996, includes the net effect of the above transactions.

Other income (expense) for the year ended December 31, 1997 includes $850,000 of costs for a canceled secondary offering.

In February 1997, the Company entered into a $15.0 million, five year reducing revolving line of credit (the "Credit Facility"). The Credit Facility bears interest at prime plus 0.5% or LIBOR plus 2.9%. The Company has not utilized this line of credit. The Credit Facility was modified as a result of the 10% Notes and the proposed Merger. The modifications included an increase in the allowable funded debt to EBITDA ratio to 4.75 to one. The Company is not currently meeting this requirement and, therefore, cannot draw down on the Credit Facility at this time. The Credit Facility is callable upon a change in control other than the Merger.

On August 13, 1997, the Company issued 10 percent First Mortgage Notes (the "10% Notes") with a principal amount of $175 million dollars. The 10% Notes were issued at a discount in the amount of $2.2 million. The discount is being accreted over the life of the note on a straight line basis. The 10% Note Indenture contains certain covenants which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. A portion of the proceeds from the 10% Notes totaling $4.5 million was paid to a bank to retire the Class 13/14 Notes. As described in Note 9, a portion of the proceeds was invested in U.S. Treasury Notes to pay the 11% First Mortgage Notes. The Company has registered under the Securities Act of 1933, as amended, securities identical to the 10% Notes. On January 8, 1998, the Company completed an exchange offer for such registered securities for the First Mortgage Notes effective January 1, 1998.

The First Mortgage Notes are unconditionally guaranteed by all existing and future restricted subsidiaries of the Company, which will not initially include Riviera Colorado Holdings, Inc. and Riviera Black Hawk, Inc. ("RBH"). As of December 31, 1997, RBH had no operations. At December 31, 1997, RBH only had assets of approximately $16.3 million, which represents the cost of the land for the Black Hawk project and construction in progress. Therefore, the Company has not included separate financial information for the guarantors as of December 31, 1997. The Company intends to disclose such additional information in the future as the subsidiary develops.

The Company has credit facilities totaling $1,100,000 at banks for letters of credit issued periodically to foreign vendors for purchases of merchandise.

9.      $100 MILLION NOTES TO BE RETIRED BY THE U.S. TREASURY BILLS

On August 13, 1997, the Company used part of the proceeds from the 10% Notes to purchase United States Government Securities (the "Securities") at a cost of $109.8 million, which was deposited into an irrevocable trust. These Securities, together with interest that will be earned by the Securities will be used to pay the principal, interest, and call premium of $4,313,000 due on the 11% Notes on June 1, 1998, which is the earliest date the 11% Notes can be redeemed. Interest earned from the Securities is included in interest income on Treasury Bills held to retire $100 million . The interest expense from the 10% Notes and from the 11% Notes are reported separately on the consolidated statements of income. As a part of the funding for the retirement of these notes, substantially all the covenants (other than payment of principal and interest) were released.

10.     FEDERAL INCOME TAXES

SFAS 109 requires the Company to compute deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The effective income tax rates on income attributable to continuing operations differ from the statutory federal income tax rates for the year ended December 31, 1997, 1996, and 1995, as follows (amounts in thousands):


                                              1997                       1996                       1995
                                             Amount        Rate         Amount        Rate         Amount        Rate

Taxes at federal statutory rate               $   1,189   35.0 %     $   4,504        35.0 %    $   3,386       35.0 %
Other                                               120    3.5 %           (76)       (1.0)%          (54)      (1.0)%
                                              ------------------------------------------------------------------------

Provision for income taxes                    $   1,309   38.5 %     $   4,428        34.0 %    $   3,332       34.0 %
                                              ========================================================================

The tax effects of the items comprising the Company's net deferred tax liability consist of the following at December 31 (amounts in thousands):


                                                                                                     1997           1996

Deferred Tax Liabilities:
  Basis in long-term debt obligations                                                           $     150      $     457
  Reserve differential for hospitality and gaming activities                                        1,214          1,133
  Difference between book and tax depreciable property                                              6,955          5,226
  Other                                                                                               867            806
                                                                                                -------------------------
          Total                                                                                     9,186          7,622
                                                                                                -------------------------

Deferred Tax Assets:
  Reserves not currently deductible                                                                 1,845          1,806
  Bad debt reserves                                                                                   191            226
  AMT and other credits                                                                             1,192            964
                                                                                                -------------------------
          Total                                                                                     3,228          2,996
                                                                                                -------------------------

Net deferred tax liability                                                                     $    5,958       $  4,626
                                                                                                =========================

The Company has $1,185,000 of alternative minimum tax credit available to offset future income tax liabilities. The credit has no expiration date.

11.     LEASING ACTIVITIES

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

The following is a schedule by year of the minimum rental payments due under capital leases, as of December 31, 1997 (amounts in thousands).

1998                                                                                                          $ 441
1999                                                                                                            429
2000                                                                                                            227
                                                                                                           ---------
          Total minimum lease payments                                                                        1,097

Less taxes, maintenance, and insurance                                                                          270
Less interest portion of payments                                                                                86
           Present value of net minimum lease payments                                                        $ 741
                                                                                                           =========

Rental expense for the years ended December 31, 1997, 1996, and 1995, was approximately $275,000, $334,000, and $406,000, respectively.

In addition, the Company leases retail space to third parties under terms of noncancelable operating leases which expire in various years through 2003. Rental income, which is included in other income, for the years ended December 31, 1997, 1996, and 1995, was approximately $1,555,000, $1,573,000, and
$1,533,000, respectively. At December 31, 1997, the Company had future minimum annual rental income due under noncancelable operating leases as follows:


1998                                                                                                         $ 1,374
1999                                                                                                             903
2000                                                                                                             581
2001                                                                                                             376
2002                                                                                                             203
Thereafter                                                                                                       149
                                                                                                          -----------
          Total                                                                                              $ 3,586
                                                                                                          ===========

12.     COMMITMENTS AND CONTINGENCIES

The Company is party to several routine lawsuits, both as plaintiff and defendant, arising from normal operations of a hotel. Management does not believe that the outcome of such litigation in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Proposed Merger--On September 15, 1997, the Company entered into a Agreement and Plan of Merger with R&E Gaming Corp., an entity controlled by Allen E. Paulson, pursuant to which the Company would be acquired by R&E Gaming and Riviera shareholders would receive $15 per share in cash for each share of Riviera common stock owned by them, plus an amount equal to seven percent per annum from June 1, 1997, to the date of the closing. As part of its review of the transaction, the Company's Board of Directors received an opinion from its financial advisor, Ladenburg, Thalmann & Co., Inc., as to the fairness, from a financial point of view, of the consideration to be received in the merger by the Company's shareholders. In connection with the execution of the merger agreement, shareholders owning approximately 56 percent of the outstanding, fully diluted Company shares have granted R&E Gaming an option to purchase their shares at the same price that all shareholders would receive in the merger and have agreed to vote in favor of the transaction. Closing of the merger is subject to a number of conditions, including approval by the Nevada Gaming Authorities. On February 5, 1998, at a special meeting the shareholders approved the merger. There can be no assurance that the conditions to the merger will be met or that the merger will be consummated. See Note 17, Subsequent Events.

A subsidiary of R&E Gaming has entered into an agreement to purchase the outstanding common stock of Elsinore Corporation, the primary asset of which is the Four Queens Hotel and Casino in Downtown Las Vegas, Nevada. Since August 1996 Riviera Gaming Management-Elsinore, Inc. (RGME), an indirect subsidiary of the Company, has been managing the Four Queens under a contract which guarantees RGME a minimum management fee plus additional compensation based on EBITDA improvement of the Four Queens, and warrants to purchase 1,125,000 shares of Elsinore common stock (equal to 18.4 percent of the equity of Elsinore on a fully diluted basis) at $1.00 per share. See Note 17, Subsequent Events.

Other income (expense) for the year ended December 31, 1997, includes $400,000 in costs relating to the proposed Paulson merger.

Black Hawk Project--The Company has begun construction on a casino in Black Hawk, Colorado, on a site which was purchased for $15 million in August 1997. As of December 31, 1997, the Company had expended approximately $16.7 million on the project. The Company entered into a contract for a gross maximum price of $24.5 million for the construction of the casino. The Company estimated the cost of the project at $55 million.

Employees and Labor Relations--As of December 31, 1997, the Riviera employed approximately 2,100 persons and had collective bargaining contracts with eight unions covering approximately 1,300 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters, and teamsters. The Company's agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of the Company's unionized employees, were renegotiated in 1994 and expired on May 31, 1997, and June 1, 1997, respectively. The Riviera, along with the other Las Vegas hotels are currently negotiating with these unions and anticipate that new contracts will be agreed upon during the second quarter of 1998. The Culinary and Bartenders Union is currently concentrating on its negotiations with the larger gaming companies and is expected to intensify its negotiations with the Riviera after preliminary agreements have been reached with the larger gaming companies. The Stage Hands Union's negotiations are proceeding at a steady pace and agreement on details of the contract is anticipated during the second quarter of 1998. The expiration date of the Teamsters contract is March 31, 1998. The Company is currently in negotiation and anticipates satisfactory settlement in the second quarter of 1998. The Operating Engineers, Carpenters, Painters, and Electricians Unions' collective bargaining agreements were renewed in 1995 and generally expire in 1998. The Musicians Union's collective bargaining agreement expires on September 21, 1999. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

13.     MANAGEMENT AGREEMENTS

From August 1996 until February 1997, RGM has been operating the Four Queens adjacent to the Golden Nugget on Fremont Street in downtown Las Vegas under an interim management agreement for a fee of $83,333 per month. A long-term management agreement (the "Management Agreement") with Elsinore Corporation ("Elsinore"), the owner of the Four Queens, went into effect on February 28, 1997, the effective date of the Chapter 11 plan of reorganization of Elsinore. The Company believes that the terms of the Management Agreement are no less favorable to the Company than if the Company had negotiated with an independent party. The term of the Management Agreement is approximately 40 months, subject to earlier termination or extension. Either party may terminate if cumulative earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the first two fiscal years is less than $12.8 million. The term can be extended by an additional 24 months at RGM's option, if cumulative EBITDA for the three fiscal years of the term is at least $19.2 million. RGM is paid a minimum annual management fee of $1.0 million, payable in equal monthly installments. In addition, RGM receives a fee of 25 percent of the amount by which the Four Queens EBITDA exceeds $8 million in any fiscal year. RGM has received warrants to purchase 1,125,000 shares of common stock of Elsinore, exercisable during the term or extended term of the management agreement at an exercise price of $1 per share. Either party can terminate the Management Agreement if (i) substantially all the Four Queens' assets are sold; (ii) the Four Queens is merged; or (iii) a majority of the Four Queens' or Elsinore's shares are sold. Upon such termination RGM will receive a $2.0 million termination bonus minus any amount realized or realizable upon exercise of the warrants.

14.     EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

The Company has an employment agreement with Mr. Westerman, Chairman of the Board and Chief Executive Officer of the Company. This agreement includes an annual base salary, an incentive bonus based upon the extent of adjusted operating earnings, contributions to a Non-Qualified Pension Plan, and contributions to a Profit Sharing and 401(k) Plan. In addition, the Company has termination fee agreements with each of the Directors, Executive Officers, and Significant Employees pursuant to which each of such employees will be entitled to receive one year's salary and health insurance benefits if their employment with the Company is terminated within one year of a change of control of the Company and without cause, or the involuntary termination of Mr. Westerman.

The Company has an incentive compensation plan, covering employees of the Company who, in the opinion of the Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with the Company or other employees who also have made a significant contribution to the successful and profitable operation of the Company. The amount of the bonus is based on operating earnings before depreciation, amortization, interest expense, provision for income taxes, extraordinary losses and gains, any provisions or payments made pursuant to the Plan, and any provisions or payments made pursuant to the incentive compensation of the Chairman and Chief Executive Officer. During the years ended December 31, 1997, 1996, and 1995, the Company recorded accrued bonuses of $1,282,000, $2,588,000, and $2,123,000, respectively, based upon the above incentive compensation plan and the incentive compensation plan established for the Chairman of the Board under his employment agreement.

The Company contributes to multi-employer pension plans under various union agreements to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,604,199, $1,650,000, and $1,576,000 for the years ended December 31, 1997, 1996, and 1995. These contributions were for approximately 1,400 employees, including food and beverage employees, room department employees, carpenters, engineers, stage hands, electricians, painters, and teamsters. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

The  Company   sponsors  a  Profit   Sharing  and  401(k)  Plan  which  incurred
administrative expenses of approximately $44,000, $34,000 and $59,000 for the years ended 1997, 1996, and 1995.

The profit sharing component of the Profit Sharing and 401(k) Plan provides that the Company will make a contribution equal to one percent of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1/10th of one percent thereof for each $200,000 by which operating earnings is exceeded, up to a maximum of three percent thereof. The Company may elect not to contribute to the Profit Sharing and 401(k) Plan if it notifies its employees by January of the Profit Sharing and 401(k) Plan year. An employee will become vested in the Company's contributions based on the employee's years of service. An employee will receive a year of vesting service for each plan year in which the employee completed 1,000 hours of service. Vesting credit will be allocated in 20 percent increments for each year of service commencing with the attainment of two years of service. An employee will be fully vested following the completion of six years of service.

The 401(k) component of the Profit Sharing and 401(k) Plan provides that each eligible employee may contribute up to 15 percent of such employee's annual compensation, and that the Company will contribute one percent of each employee's annual compensation for each four percent of compensation contributed by the employee, up to a maximum of two percent. All non-union employees of the Company are eligible to participate in the Profit Sharing and 401(k) Plan after twelve consecutive months of service with the Company.

ROC is a party to termination fee agreements with certain significant employees pursuant to which each such employee is entitled to receive one year's salary and benefits if his or her employment with ROC is terminated within one year of a change of control of the Company or ROC, or the involuntary termination of Mr. Westerman's employment. The estimated total amount that would be payable under all such agreements at December 31, 1997, is approximately $1.8 million in salaries and $400,000 in benefits.

ROC is a party to stay bonus agreements with certain significant employees pursuant to which each such employee is entitled to receive one year's salary (less the amount of any incentive bonus paid in 1997 for 1996) in the event there is a change of control of the Company. The agreements expire on December 31, 1997. The estimated total amount that would be payable under all such agreements is approximately $353,000.

15.     STOCK OPTION PLANS

At a meeting held on July 27, 1993, the Company's Board of Directors adopted a stock option plan providing for the issuance of both non-qualified and incentive stock options (as defined in the Internal Revenue Code). This stock option plan was ratified by the Company's shareholders at the April 26, 1994, annual meeting. The number of shares available for purchase under the Stock Option Plan as adopted was 120,000 (as adjusted pursuant to antidilution provisions). The stockholders approved a four-for-one stock split, increasing the number of shares of Common Stock available for purchase under the Stock Option Plan to 480,000. Options were granted for 228,000 shares for 1993; 132,000 shares for 1994; none for 1995; and 110,000 for 1996. No options were exercised in 1995, 1996, or 1997. On November 21, 1996, the Company amended the Stock Option Plan, which was approved at the annual meeting held on May 8, 1997, to increase the number of shares available under the Stock Option Plan from 480,000 shares to 1,000,000 shares and granted options to purchase 300,000 additional shares to Mr. Westerman. Options vest 25 percent one year after the date of grant and 25 percent each subsequent year. The term of an option can in no event be exercisable more than ten years (five years in the case of an incentive option granted to a shareholder owning more than 10 percent of the Common Stock), or such shorter period, if any, as may be necessary to comply with the requirements of state securities laws, from the date such option is granted.

On March 5, 1996, the Board of Directors adopted an employee stock purchase plan (the "Stock Purchase Plan"), which was approved by the stockholders on May 10, 1996. A total of 300,000 shares of common stock (subject to adjustment for capital changes) in the aggregate may be granted under the stock purchase plan. The Stock Purchase Plan is administered by the compensation committee. The purchase price per share of stock shall be 85 percent of per share market value of the common stock on the purchase date. On May 31, 1996, approximately 560 union and non-union employees participated in the 1996 employee stock purchase plan. Under the plan, 137,000 shares were issued to employees at $11.26 (85 percent of market price at May 10, 1996), for $160,000 cash and the balance in notes receivable of $1,383,000 which are payable over two years via payroll deduction. During 1997, 25,900 shares were returned through the plan as the result of refunds to the employees. During 1997, 6,200 shares were reissued at $11.47 for notes receivable of $71,145.

On May 10, 1996, the shareholders approved a Nonqualified Stock Option Plan for Non-Employee Directors (the "Nonqualified Stock Option Plan") and a Stock Compensation Plan for Directors serving on the Compensation Committee (the "Stock Compensation Plan"). The total number of shares available for purchase under each plan is 50,000. Pursuant to the Nonqualified Stock Option Plan, two directors were granted options to purchase 4,000 shares at an exercise price of $13.25, which represented fair market value. As of December 31, 1997, 3,980 shares were issued pursuant to the Stock Compensation Plan at $12.08 per share.

The Company has adopted the disclosures-only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS 123, the Company's net income and pro forma net income common share and common share equivalent would have been decreased to the pro forma amounts indicated below at December 31 (in thousands, except per share amounts).



                                                                                                     1997           1996

Net income - as reported                                                                       $ 2,088        $ 8,440
Net income - pro forma                                                                         $ 2,058        $ 8,380
Basic earnings per common share - as reported                                                  $  0.42        $  1.73
Basic earnings per common share - pro forma                                                    $  0.42        $  1.72
Diluted earnings per common and common share equivalent - as reported                          $  0.40        $  1.63
Diluted earnings per common and common share equivalent - pro forma                            $  0.39        $  1.61


16.     EARNINGS PER SHARE

For the year ended December 31, 1997, the Company adopted FASB Statement No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share ("EPS") and required restatement of all prior-period EPS data presented. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the twelve months ended December 31, 1997, 1996, and 1995, were 410,000, 414,000 and zero (0), respectively. A reconciliation of income and shares for basic and diluted EPS is as follows:


                                                                                FOR THE YEAR ENDED 1997
                                                                       INCOME              SHARES            PER-SHARE
                                                                    (NUMERATOR)         (DENOMINATOR)         AMOUNT

Basic EPS
  Income available to common stockholders                               $     2,088             4,913         $  0.42
                                                                                                            =========
Effect of dilutive securities
  Options                                                                                         301
                                                                    ---------------     -------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                                 $     2,088             5,214         $  0.40
                                                                    ===============     =============       =========


                                                                                FOR THE YEAR ENDED 1996
                                                                       INCOME              SHARES            PER-SHARE
                                                                    (NUMERATOR)         (DENOMINATOR)         AMOUNT

Basic EPS
  Income available to common stockholders                               $     8,440             4,880         $  1.73
                                                                                                            =========
Effect of dilutive securities
  Options                                                                                         289
                                                                    ---------------     -------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                                 $     8,440             5,169         $  1.63
                                                                    ===============     =============       =========


                                                                                FOR THE YEAR ENDED 1995
                                                                       INCOME              SHARES            PER-SHARE
                                                                    (NUMERATOR)         (DENOMINATOR)         AMOUNT

Basic EPS
  Income available to common stockholders                               $     6,344             4,800         $  1.32
                                                                                                            =========
Effect of dilutive securities
  Options                                                                                         258
                                                                    ---------------     -------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                                 $     6,344             5,058         $  1.25
                                                                    ===============     =============       =========

On November 16, 1995, the stockholders of the Company approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized shares of common stock from 5,000,000 to 20,000,000 and a four-for-one stock split. Accordingly, per share information, average number of shares outstanding, and number of shares outstanding in the accompanying consolidated financial statements have been adjusted for the stock split as of the earliest date presented (January 1, 1995).

17.     SUBSEQUENT EVENTS (UNAUDITED)

On February 25, 1998 the Company announced that Riviera Holdings Corporation has been advised by Allen E. Paulson, President of R&E Gaming Corporation, that R&E Gaming is preserving its right not to proceed with its acquisition of Elsinore Corporation, and it alleges that an Option and Voting Agreement relating to Elsinore between it and majority shareholder, Morgens Waterfall, is void by reason of certain alleged misrepresentations.

R&E Gaming Corporation has requested information to enable it to determine whether the Company is in compliance with certain of the covenants in the Company Merger Agreement with R&E Gaming. R&E Gaming has also requested that Morgens, Waterfall, Vintiadis and Company, Inc. ("Morgens Waterfall"), SunAmerica, and Keyport Life confirm the accuracy of certain representations and warranties in an Option and Voting Agreement relating to the Company. The Company has and will furnish all information that R&E Gaming reasonably requests and believes that it is in full compliance with all of its obligations under the Company Merger Agreement.

On March 5, 1998, Mr. Westerman exercised a clause in the Agreement that requires the Company to establish a trust for the money in his retirement fund as permitted in his employment agreement following shareholder approval of a "change in control." The approval by the shareholders of the merger on February 5, 1998, constituted a change of control. The Company has entered into an agreement with Mr. Westerman to address funding the trust amount in the event the merger is not consummated.

On March 20, 1998, R&E Gaming Corporation notified the Company that R&E Gaming considered the merger agreement with Riviera "void and unenforceable" or alternatively of R&E's "intention to terminate" and "demand repayment of all moneys and letters of credit". Riviera disputes R&E Gaming's factual and legal assertions and will vigorously pursue collection of the approximately $6 million being held in escrow related to the merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 30, 1998, relating to the Annual Meeting of Stockholders to be held on June 24, 1998, and is made a part hereof.

Item 11.   Executive Compensation

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 30, 1998, relating to the Annual Meeting of Stockholders to be held on June 24, 1998, and is made a part hereof.

Item 12.   Principal Shareholders

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 30, 1998, relating to the Annual Meeting of Stockholders to be held on June 24, 1998, and is made a part hereof.

Item 13.   Certain Relationships and Related Transactions

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 30, 1998, relating to the Annual Meeting of Stockholders to be held on June 24, 1998, and is made a part hereof.

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)(1)   List of Financial Statements.

           The following Independent Auditors' Report and the Consolidated Financial Statements of the Company are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

-        Independent Auditors' Report dated February 6, 1998.
-        Consolidated Balance Sheets as of December 31, 1997 and 1996.
- Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.
- Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.
- Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.
-        Notes to Consolidated Financial Statements.

(a)(2)   List of Financial Statement Schedules.

           No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

           (a)(3)   List of Exhibits.

           Exhibits  required  by Item 601 of  Regulation  S-K are listed in the
Exhibit Index herein, which information is incorporated by reference.

           (b)      Reports on Form 8-K
           No reports on Form 8-K were filed with the Commission during the fourth quarter ended December 31, 1997.

                                                        SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

By:/s/   WILLIAM L. WESTERMAN
William L. Westerman
Chief Executive Officer and President
(Principal Executive Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                                                         Date


/s/ WILLIAM L. WESTERMAN                    Chairman of the Board, Chief
William L. Westerman                        Executive Officer and President                                 March 26, 1998


/s/ DUANE R. KROHN                          Treasurer (Principal Financial
Duane R. Krohn                              and Accounting Officer)                                         March 26, 1998


/s/ ROBERT R. BARENGO                       Director                                                        March 26, 1998
Robert R. Barengo


/s/ WILLIAM FRIEDMAN                        Director                                                        March 26, 1998
William Friedman


/s/ PHILIP P. HANNIFIN                      Director                                                        March 26, 1998
Philip P. Hannifin



                                                  EXHIBIT  INDEX


Exhibit
Number                               Description
--------------------------------------------------------------------------------
2.1*                                 Agreement   and  Plan  of   Merger,   dated September 15, 1997, by and among R&E Gaming
                                     Corp.,  Riviera Acquisitions Sub, Inc., and Riviera  Holdings  Corporation (see Exhibit
                                     10.1 to  Current  Report  on Form 8-K filed with the  Commission on September 29, 1997,
                                     Commission File No. 0-21430)

3.1*                                 Second Restated Articles of Incorporation of the Company (see Exhibit
                                     3.1 to Registration Statement on Form S-4 filed with the Commission on
                                     September 10, 1997, Commission File No. 0-21430)

3.2*                                 Bylaws of the Company (see Exhibit 3.2 to Registration Statement on
                                     Form S-4 filed with the Commission on September 10, 1997, Commission
                                     File No. 0-21430)

3.3*                                 Articles   of   Incorporation   of  Riviera Operating  Corporation  (see Exhibit 3.3 to
                                     Registration  Statement  on Form S-4  filed with the  Commission on September 10, 1997,
                                     Commission File No. 0-21430)

3.4*                                 Bylaws  of  Riviera  Operating  Corporation (see Exhibit 3.4 to Registration  Statement
                                     on Form S-4 filed  with the  Commission  on September  10,  1997,
                                     Commission  File No. 0-21430)

3.5*                                 Articles of Incorporation of Riviera Gaming Management, Inc. (see
                                     Exhibit 3.5 to Registration Statement on Form S-4 filed with the
                                     Commission on September 10, 1997, Commission File No. 0-21430)

3.6*                                 Bylaws of Riviera Gaming Management, Inc. (see Exhibit 3.6 to
                                     Registration Statement on Form S-4 filed with the Commission on
                                     September 10, 1997, Commission File No. 0-21430)

3.7*                                 Articles of Incorporation of Riviera Gaming Management -- Elsinore, Inc.
                                     (see Exhibit 3.7 to Registration Statement on Form S-4 filed with the
                                     Commission on September 10, 1997, Commission File No. 0-21430)

3.8*                                 Bylaws of Riviera Gaming Management -- Elsinore, Inc. (see Exhibit 3.8
                                     to Registration Statement on Form S-4 filed with the Commission on
                                     September 10, 1997, Commission File No. 0-21430)

3.9*                                 Articles of Incorporation of Riviera Gaming Management of Colorado,
                                     Inc. (see Exhibit 3.9 to Amendment No. 1 to Registration Statement on
                                     Form S-4 filed with the Commission on December 9, 1997, Commission
                                     File No. 0-21430)








3.10*                                Bylaws of Riviera Gaming Management of Colorado, Inc. (see Exhibit
                                     3.10 to Amendment No. 1 to Registration Statement on Form S-4 filed with the Commission on December 9, 1997, Commission File No. 0-21430)

4.1*                                 Indenture  dated  as  of  August  13,  1997 between  the   Company  and  Norwest   Bank
                                     Minnesota, N.A., as trustee, the Guarantors party  thereto,  Jefferies & Company,  Inc.
                                     and  Ladenburg  Thalmann  & Co.  Inc.  (see Exhibit  4.2 to Current  Report on Form 8-K
                                     filed  with the  Commission  on August  18, 1997, Commission File No. 0-21430)

4.2*                                 Form of the Company's 10% Senior Notes due 2004 (included in Exhibit 4.1)

5.1*                                 Opinion  of  Dechert  Price  &  Rhoads  re: legality  (see Exhibit 5.1 to Amendment No.
                                     1 to  Registration  Statement  on Form  S-4 filed with the  Commission  on  December 9,
                                     1997, Commission File No. 0-21430)

10.1*                                Registration Rights Agreement dated as of August 13, 1997 by and among the Company, the Guarantors party thereto, Jefferies & Company, Inc.
                                     and Ladenburg Thalmann & Co. Inc. (see Exhibit 4.1 to Current Report
                                     on Form 8-K filed with the Commission on August 18, 1997, Commission
                                     File No. 0-21430)

10.2*                                Purchase  Agreement  dated  August  8, 1997 among the  Company,  the  Guarantors  party thereto,  Jefferies  &  Company,  Inc.  and Ladenburg Thalmann & Co., Inc. (see Exhibit
                                     1.1 to  Current  Report  on Form 8-K  filed with the  Commission  on August  18,  1997,
                                     Commission File No. 0-21430)

10.3*                                Lease Agreement between Riviera, Inc. and Mardi Gras Food Court, Inc.
                                     dated April 1, 1990 (see Exhibit 10.1 to Form 10, Commission File No. 0-21430)

10.4*                                Amendment to Lease Agreement between Riviera, Inc. and Mardi Gras
                                     Food Court, Inc. dated April 1, 1990 (see Exhibit 10.2 to Registration
                                     Statement Form S-1 filed with the Commission on August 11, 1993, File No. 33-67206)

10.5*                                Lease Agreement between Riviera, Inc. and Leroy's Horse and Sports
                                     Place (see Exhibit 10.3 to Form 10, Commission File No. 0-21430)

10.6*                                Indemnity Agreement, dated June 30, 1993, from Riviera, Inc. and
                                     Meshulam Riklis in favor of the Company and Riviera Operating
                                     Corporation (see Exhibit 10.7 to Registration Statement Form S-1 filed with the Commission on August 11, 1993, File No. 33-67206)




10.7*                                Indemnity Agreement, dated June 30, 1993, from the Company in favor of IBJ Schroder Bank & Trust Company (see Exhibit 10.8 to Registration
                                     Statement Form S-1 filed with the Commission on August 11, 1993, File
                                     No. 33-67206)

10.8*                                Equity Registration Rights Agreement, dated June 30, 1993, among the
                                     Company and the Holders of Registerable Shares (see Exhibit 10.9 to
                                     Registration Statement Form S-1 filed with the Commission on
                                     August 11, 1993, File No. 33-67206)

10.9*                                Operating  Agreement,  dated June 30, 1993, between the  Company and Riviera  Operating
                                     Corporation    (see   Exhibit    10.15   to Registration  Statement Form S-1 filed with
                                     the Commission on August 11, 1993, File No. 33-67206).

10.10*                               Adoption Agreement regarding Profit Sharing and  401(k)   Plans  of  the  Company  (see
                                     Exhibit  10.16  to  Registration  Statement Form  S-1  filed  with  the  Commission  on
                                     August 11, 1993, File No. 33-67206)

10.11*                               Howard Johnson & Company  Regional  Defined Contribution  Plan,  dated  March 16,  1990
                                     (adopted  by the  Company  pursuant  to the Adoption  Agreement  filed as Exhibit 10.17 to  Registration  Statement  Form S-1 filed with the  Commission  on August  11,  1993,
                                     File No. 33-67206)

10.12*                               Employment Agreement between Riviera, Inc. and William L.
                                     Westerman, dated January 6, 1993 (see Exhibit 10.18 to Form 10,
                                     Commission File No. 0-21430)

10.13*                               Form of Agreement between the Company and Directors (see Exhibit
                                     10.19 to Form 10, Commission File No. 0-21430)

10.14*                               Form of Termination Fee Agreement (see Exhibit 10.20 to Form 10,
                                     Commission File No. 0-21430)

10.15*                               Restricted Account Agreement, dated June 30, 1993, among Riviera
                                     Operating Corporation, IBJ Schroder Bank & Trust Company and Bank
                                     of America Nevada (see Exhibit 10.22 to Registration Statement Form S-1
                                     filed with the Commission on August 11, 1993, File No. 33-67206)

10.16*                               Disbursement  Agreement,   dated  June  30, 1993,  between the Company and IBJ Schroder
                                     Bank & Trust  Company (see Exhibit 10.23 to Registration  Statement Form S-1 filed with the Commission on August 11, 1993, File No. 33-67206)

10.17*                               Tax Sharing Agreement between the Company and Riviera Operating
                                     Corporation dated June 30, 1993 (see Exhibit 10.24 to Amendment No. 1 to Registration Statement Form S-1 filed with the Commission on August
                                     19, 1993, File No. 33-67206)

10.18*                               The Registrant's 1993 Stock Option Plan (see Exhibit 10.25 to
                                     Amendment No. 1 to Registration Statement Form S-1 filed with the
                                     Commission on August 19, 1993, File No. 33-67206)

10.19*                               Form of Stay Bonus  Agreement  (see Exhibit 10.27   to  Form   10-Q   filed   with  the
                                     Commission on November 9, 1994,  Commission File No. O-21430)

10.20*                               Amendment dated February 19, 1995, to Lease Agreement between
                                     Riviera, Inc. and Mardi Gras Food Court, Inc. (filed with Exhibits 10.3 and 10.4)

10.21*                               Amendment dated September 30, 1994, to Employment Agreement between Riviera, Inc. and William L. Westerman (filed with Exhibit 10.12)

10.22*                               Management Agreement by and between Elsinore Corporation, Four
                                     Queens, Inc. and Riviera Gaming Management Corp. -- Elsinore (see
                                     Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 1996,
                                     Commission File No. 000-21430)

10.23*                               Employment Agreement dated as of November 21, 1996 by and between the Company, Riviera Operating Corporation and William L. Westerman
                                     (see Exhibit 10.31 to Form 10-K for the fiscal year ended December 31,
                                     1996, Commission File No. 000-21430)

10.24*                               Revolving  Line of  Credit  Loan  Agreement dated  February 28, 1997 by and between the
                                     Company,  Riviera Operating Corporation and  U.S.  Bank of Nevada (see Exhibit  10.32 to
                                     Form  10-K  for  the   fiscal   year  ended  December  31,  1996,  Commission
                                     File  No. 000-21430)

10.25*                               Letter  of  Intent   dated  March  4,  1997  between the Company and Eagle Gaming,  L.P.
                                     (see  Exhibit  10.33  to Form  10-K for the  fiscal  year  ended   December   31,  1996,
                                     Commission File No. 000-21430)

10.26*                               Deed of Trust, Assignment of Rents, Leases, Fixture  Filing  and  Security   Agreement,
                                     dated August 13, 1997,  executed by Riviera Holdings  Corporation  for the  benefit  of
                                     Norwest    Bank     Minnesota,     National Association  (see  Exhibit 10.1 to Form 8-K
                                     filed August 18, 1997, Commission File No. 000-21430)

10.27*                               Security Agreement, dated August 13, 1997, by and among Riviera
                                     Holdings Corporation, Riviera Operating Corporation, Riviera Gaming
                                     Management, Inc., Riviera Gaming Management of Colorado, Inc.,
                                     Riviera Gaming Management -- Elsinore, Inc. and Norwest Bank


                                     Minnesota, National Association (see Exhibit 10.2 to Form 8-K filed
                                     August 18, 1997, Commission File No. 000-21430)

10.28*                               Stock Pledge and Security Agreement, dated August 13, 1997, executed by Riviera Holdings Corporation (see Exhibit 10.3 to Form 8-K filed
                                     August 18, 1997, Commission File No. 000-21430)

10.29*                               Stock Pledge and Security Agreement, dated August 13, 1997, executed by Riviera Operating Corporation (see Exhibit 10.4 to Form 8-K filed
                                     August 18, 1997, Commission File No. 000-21430)

10.30*                               Stock Pledge and Security Agreement, dated August 13, 1997, executed by Riviera Gaming Management, Inc. (see Exhibit 10.5 to Form 8-K filed
                                     August 18, 1997, Commission File No. 000-21430)

10.31*                               Restricted Account Agreement, dated August 13, 1997, by and among
                                     Riviera Holdings Corporation, Norwest Bank Minnesota, National
                                     Association and U.S. Bank of Nevada (see Exhibit 10.6 to Form 8-K filed
                                     August 18, 1997, Commission File No. 000-21430)

10.32*                               First Amendment to Revolving Line of Credit Loan Agreement, dated
                                     August 12, 1997, between Riviera Holdings Corporation, Riviera
                                     Operating Corporation and U.S. Bank (see Exhibit 10.7 to Form 8-K filed
                                     August 18, 1997, Commission File No. 000-21430)

10.33*                               Escrow Agreement, dated September 15, 1997, by and among R&E
                                     Gaming Corp., Riviera Holdings Corporation, and State Street Bank and
                                     Trust Company of California (see Exhibit 10.2 to Form 8-K filed
                                     September 29, 1997, Commission File No. 000-21430)

22.1*                                Subsidiaries of the Company (see Exhibit 21.1 to Registration Statement
                                     on Form S-4 filed with the Commission on September 10, 1997,
                                     Commission File No. 0-21430)

23.1*                                Consent of Deloitte & Touche LLP (see Exhibit 23.1 to Amendment No.
                                     1 to Registration Statement on Form S-4 filed with the Commission on
                                     December 9, 1997, Commission File No. 0-21430)

23.2*                                Consent of Dechert Price & Rhoads (included in Exhibit 5.1)

23.3*                                Consent of Schreck Morris (see Exhibit 23.3 to Amendment No. 1 to
                                     Registration Statement on Form S-4 filed with the Commission on
                                     December 9, 1997, Commission File No. 0-21430)

23.4*                                Consent of Holme Roberts & Owen LLP (see Exhibit 23.4 to Amendment
                                     No. 1 to Registration Statement on Form S-4 filed with the Commission on December 9, 1997, Commission File No. 0-21430)







27.1                                 Financial Data Schedule for the period
                                     ended 12/31/97

27.2                                 Financial Data Schedule for the period
                                     ended 9/30/97

27.3                                 Financial Data Schedule for the period
                                     ended 6/30/97

27.4                                 Financial Data Schedule for the period
                                     ended 3/31/97

27.5                                 Financial Data Schedule for the period
                                     ended 12/31/96

27.6                                 Financial Data Schedule for the period
                                     ended 9/30/96

27.7                                 Financial Data Schedule for the period
                                     ended 6/30/96

27.8                                 Financial Data Schedule for the period
                                     ended 3/31/96

99.1                                 Letter, dated March 20, 1998, from R&E Gaming Corp. to the Company regarding the Company's Agreement and Plan of Merger

* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.