Form 10-K/A
period 1997-12-31
RIVIERA HOLDINGS CORP
filed 1998-04-08
CIK 899647

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

Item 11.   Executive Compensation.................................................................................................59

Item 12.   Principal Shareholders.................................................................................................59

Item 13.   Certain Relationships and Related Transactions ........................................................................59

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8K.........................................................60

                                                      PART I

Item 1.    Business

General


           Riviera Holdings Corporation, a Nevada corporation (the "Company"), through its wholly-owned subsidiary, Riviera Operating Corporation, a Nevada corporation ("ROC"), owns and operates the Riviera Hotel & Casino (the "Riviera") located on Las Vegas Boulevard (the "Las Vegas Strip") in Las Vegas, Nevada. Opened in 1955, the Riviera has developed a long-standing reputation for delivering high quality, traditional Las Vegas-style gaming and entertainment. The Riviera is situated on a 26-acre site, located across the Las Vegas Strip from Circus Circus and across Paradise Road from the Las Vegas Hilton and the Las Vegas Convention Center. The property features approximately 2,100 hotel rooms, including 169 suites, 115,000 square feet of casino space, one of the largest convention, meeting and banquet facilities in Las Vegas, four full-service restaurants, a large buffet, four showrooms, an entertainment lounge, 47 food and retail concessions and approximately 2,900 parking spaces. The casino contains approximately 1,630 slot machines, 46 gaming tables, including poker, a keno lounge and a 200-seat race and sports book. The Riviera offers one of the most extensive entertainment programs in Las Vegas, including such popular shows as, Splash(R), An Evening at La Cage(R), Crazy Girls(R) and featured comedians at the Riviera Comedy Club(TM).. The Company, through its gaming management subsidiary, also manages the Four Queens Hotel and Casino ("Four Queens") on Fremont Street in downtown Las Vegas and is developing a casino in Black Hawk, Colorado.

           From 1992 to the end of 1997, the Riviera's management team achieved growth in EBITDA1 and profit margins. EBITDA has increased over 44% from $21.8 million in 1992 to $29.4 million in 1997 and EBITDA margins have improved from 15.1% to 19.1% over the same period. The Company achieved this growth through the implementation of a number of strategic initiatives that included (i) refocusing its marketing strategy from "high-rollers" to adult mid-level gaming customers, a niche that management believes has been under served, (ii) focusing on conventioneers who pay higher room rates, causing Riviera's ADR to increase from $47 in 1992 to $58 in 1997, (iii) aggressively marketing its hotel facilities resulting in occupancy rates growing from 90.6% in 1992 to 96.8% in 1997, (iv) emphasizing higher margin slot play which increased slot revenue by 23% from 1992 to 1997 and (v) investing approximately $54 million in capital improvements since 1992. Management believes that it has also improved the stability of EBITDA by providing a broad entertainment experience (1997 non-gaming revenues: 57% vs. 51% for other casinos on the Las Vegas Strip), focusing on conventioneers (approximately 40% of midweek room nights pre-sold through June 2000) and developing a repeat and loyal customer base through proprietary database marketing.


           The Company, which was incorporated on January 27, 1993, is the successor to Riviera, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code in December 1991. The Company acquired the Riviera pursuant to a plan of reorganization which became effective on June 30, 1993.

           On August 13, 1997 the Company completed an offering (the "Note Offering") of $175 million principal aggregate amount of its 10% First Mortgage Notes due 2004 (the "Notes") and, with the proceeds of the Note Offering, defeased the outstanding $100 million principal amount of its 11% First Mortgage Notes due 2002 (the "11% Notes"). The Note Offering was effected in accordance with Rule 144A of the

-------------------------

1 EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding Paulson Merger costs and write-off of costs associated with the secondary offering.) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt.

Securities Act of 1933, as amended (the "Securities Act"). The Company has registered under the Securities Act, securities identical to the Notes and has completed an offer to exchange such registered securities for the Notes.


           Since August 1996, Riviera Gaming Management - Elsinore, Inc. ("RGME"), an indirect wholly-owned subsidiary of the Company, has been operating the Four Queens located adjacent to the Golden Nugget on Fremont Street in downtown Las Vegas under an interim management agreement for a fee of $83,333 per month. A long-term management agreement with Elsinore Corporation, a Nevada corporation ("Elsinore"), the owner of the Four Queens, went into effect on February 28, 1997, the effective date of the Chapter 11 plan of reorganization of Elsinore.


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


          R&E Gaming requested that Morgens Waterfall, SunAmerica Life Insurance Company ("SunAmerica") and Keyport Life Insurance Company ("Keyport") confirm the accuracy of certain representations and warranties in an Option and Voting Agreement relating to Riviera. R&E Gaming also requested information to enable it to determine whether Riviera is in compliance with certain of the covenants in the Riviera Merger Agreement with R&E Gaming.

           On March 20, 1998, the Company was notified (the "Termination Notice") by Paulson on behalf of R&E Gaming and its wholly-owned subsidiary RAS that the Merger Agreement, dated as of September 15, 1997, among the Company, R&E Gaming and RAS is void and unenforceable against R&E Gaming and RAS, or alternatively, of their intention to terminate the Riviera Merger Agreement. A copy of the Termination Notice is filed as an exhibit to this Form 10-K. Riviera disputes the factual and legal assertions in the Termination Notice and intends to vigorously pursue its rights against Paulson, including collection of the approximately $5,825,000 being held in escrow (the "Escrow Funds") by State
Street Bank and Trust Company of California, N.A. as escrow agent under an Escrow Agreement dated as of September 15, 1997. The Escrow Funds consist of :
(i) $3.00 per share (20%) downpayment for approximately 1,555,585 shares of the Company's common stock, which are not owned by the Morgens Waterfall managed funds, SunAmerica, Keyport or Paulson and his affiliates, and (ii) interest at the rate of 7% per annum on the $15.00 purchase price for such shares from June 1, 1997 to February 14, 1998. The escrowed funds include cash of $654,000 and a letter of credit in the amount of $5.2 million which expires on June 10, 1998.


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

Develop New Casino/Hotels


           As part of the Company's strategy to diversify its revenue base and leverage both the Riviera name and its management team, the Company pursues development opportunities in both established and emerging gaming markets. The Company has acquired for $15 million, a certain parcel of real property in Black Hawk, Colorado (the "Black Hawk Land"), which management believes to be one of the premier gaming sites in Colorado. The Company intends to use this site to construct one of the largest gaming facilities in the adjacent gaming cities of Black Hawk and Central City, Colorado (the "Black Hawk Project"). The Black Hawk Project is expected to feature approximately 1,000 slot machines, 14 table games, an approximately 520 space covered parking garage and entertainment and food service amenities. Management believes this market has attractive fundamentals, including (i) gaming limited to Black Hawk/Central City and Cripple Creek in Colorado, (ii) consistent gaming revenue growth since 1992 to over $430 million in 1997, (iii) slot machine dominated market due to statutory limited stakes, (iv) one hour drive from central Denver and (v) approximately
2.3 million adults residing within 100 miles of Black Hawk. Management believes that the proposed Riviera facility will be highly successful due to the following attributes: (i) premier location: it will be the first gaming site encountered when arriving from Denver, (ii) size and quality: it will be one of the largest casinos in the market complete with restaurant and entertainment options and (iii) superior parking: it will have on-site, covered self-parking, which is critical in this market where parking is currently extremely limited. The Black Hawk Project is an attractive investment opportunity that allows the Company to create a multi-jurisdictional gaming company. The Company currently estimates that total costs for completion of the Black Hawk Project will be approximately $55 million. The Company purchased the Black Hawk Land in August 1997 for $15 million, which was financed by the net proceeds from the sale of the Notes, and expects to finance the remainder of the Black Hawk Project from a combination of third party financing and additional investment by the Company, including up to an additional $15 million of the net proceeds from the sale of the Notes. The Company has received an excavation permit and expects to receive the other necessary permits in the near future, with construction of the casino commencing shortly thereafter. The casino is scheduled to open in 1999.


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

Casino Roof Area


           Future Phases may include development of an approximately 60,000 square foot domed shopping and entertainment complex to be constructed directly over the casino and containing stores and entertainment that will appeal to the Riviera's main target audience, adults aged 45 to 65. The exit from the complex will be by an escalator which will deliver patrons to the casino. The Company expects to find partners to finance, develop and operate the entertainment attraction and retail stores. The Company also has approximately six acres available for additional development. The Company is exploring a number of options in order to make the best use of this valuable land.


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

The Riviera


         The Riviera is located on the corner of the Las Vegas Strip and Riviera Boulevard, across from Circus Circus. The back of the 26-acre property fronts Paradise Road across from the Las Vegas Hilton and the Las Vegas Convention Center. The Riviera is strategically located to take advantage of the high tourist traffic along the Las Vegas Strip as well as the increasing number of convention customers that use the Las Vegas Convention Center.

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


           During 1997, the Company developed "Nickel Town(R)" on the corner of the Las Vegas Strip and Riviera Boulevard at the crosswalk from Circus Circus and the local Strip bus stop for approximately $5 million. The 10,000 square foot facility contains approximately 300 slot machines, a bar, snack bar and souvenir shop. Food and beverage items are priced very attractively and promoted extensively. Dramatic signage and lighting effects compatible with the property's existing facade facing the Las Vegas Strip create a "must see" effect for passersby on both sides of the Las Vegas Strip. The Company believes that the nickel player represents the most rapidly growing segment of the Las Vegas gaming market and is frequently neglected by the Company's major competitors who focus their slot products on higher denominations. Two-thirds of the devices in Nickel Town are nickel slot machines. Development of Nickel Town was completed in December 1997.

Hotel


           The Riviera's hotel is comprised of five hotel towers with approximately 2,100 rooms, including 169 suites. Built in 1955 as part of the original casino/hotel, the nine-story North Tower features 391 rooms and 11 suites. In 1967, the 12-story South Tower was built with 147 rooms and 31 suites. Another 220 rooms and 72 suites, including penthouse suites, were added to the property through the construction of the 17-story Monte Carlo Tower in 1974. In 1977, the six-story San Remo Tower added 243 rooms and six suites to the south side of the resort. The most recent phase of hotel expansion was completed in 1988 upon the opening of the 930 room, 49 suite, 24-story Monaco Tower. The Company recently completed the refurbishment of all of its hotel rooms. Despite the significant increase in rooms on the Las Vegas Strip in the last three years, management believes that the Riviera has attained room occupancy rates that are among the highest on the Las Vegas Strip with 97.5% for 1994, 97.0% for 1995, 98.2% for 1996 and 96.8% for 1997 (based on available rooms). The average occupancy rate for the Las Vegas Strip was 86.4% in 1997. Room revenue has increased from $35.4 million in 1993 to $41.4 million in 1997, an increase of 16.9%. Management believes that this performance can be attributed to its targeted and coordinated marketing strategy, particularly its focus on conventioneers.


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

Marketing Strategy


           Since 1992, the Riviera's management team implemented numerous programs aimed at repositioning the Riviera and refocusing its marketing efforts. Such initiatives included targeting California and the southwestern United States and emphasizing mid-level gaming customers, particularly slot players, as opposed to "high rollers." Management believes that adult mid-level gaming customers are under-served. Management reconfigured the casino space to improve the flow of customer traffic, installed new slot machines and bill acceptors, reduced the number of gaming tables and de-emphasized baccarat. In addition, management reduced credit limits, outsourced the Company's sports book and shifted to pari-mutuel horse wagering, thereby decreasing the volatility of gaming revenues. Also, improved hotel marketing efforts resulted in one of the highest room occupancy rates on the Las Vegas Strip.


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

Continue to Improve Performance of the Riviera


           The Riviera will continue to emphasize marketing programs that appeal to slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. Key elements of this strategy include offering a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with some of Las Vegas' most popular shows, all at reasonable prices. The Company has completed an extensive capital investment program at the Riviera, including completion of the upgrade of its slot machines and the refurbishment of substantially all its hotel rooms. The Company further capitalized on the Riviera's prime Strip frontage and proximity to the Las Vegas Convention Center through additional development and expansion on the existing 26-acre site. To attract walk-in traffic from the nearby hotel casinos and motels (Circus Circus, Westward Ho, Stardust, Sahara, and Las Vegas Hilton) which have more than 10,000 rooms, the Company developed Nickel Town on the corner of the Strip and Riviera Boulevard at the crosswalk from Circus Circus and the local Strip bus stop for approximately $5 million. The 10,000 square foot facility contains approximately 300 slot machines, a bar, snack bar and souvenir shop. Food and beverage items are priced very attractively and promoted extensively. Dramatic signage and lighting effects compatible with the property's existing facade facing the Las Vegas Strip create a "must see" effect for passersby on both sides of the Strip. The Company believes that the nickel player represents the most rapidly growing segment of the Las Vegas gaming market and is frequently neglected by the Company's major competitors who focus their slot products on higher denominations. Two-thirds of the devices in Nickel Town are nickel slot machines. Development of Nickel Town was completed in December 1997.


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

Attract Walk-In Traffic


           The Company seeks to maximize the number of people who patronize the Riviera that are not guests in the hotel by capitalizing on Riviera's prime Strip location, convention center proximity and the Riviera's several popular in-house productions. The Riviera is well situated on the Las Vegas Strip near Circus Circus, the Stardust Hotel & Casino, the Westward Ho Casino & Hotel, the Las Vegas Hilton and the Las Vegas Convention Center. Management strives to attract customers from those facilities, as well as capitalize on the growth in Las Vegas visitors in general, with the goal of increasing walk-in traffic by
(i) the development of Nickel Town, (ii) providing a variety of quality, value-priced entertainment and dining options, and (iii) promoting the "World's Loosest Corner of Slots" and "$40 for $20" slot promotions, and placing them near the entrances to the casino.


Focus on Convention Customers

           This market segment consists of two groups: (i) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (ii) those attending city-wide events, usually held at the Las Vegas Convention Center. The Riviera targets convention business because it typically provides patrons willing to pay higher room rates and it provides certain advance planning benefits, since conventions are usually booked two years in advance of the event date. The Riviera has 100,000 square feet of exhibit, meeting and banquet space (one of the largest convention facilities provided by a casino/hotel in Las Vegas) making it attractive to large groups. Management focuses its marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. The Riviera also benefits from its proximity to the Las Vegas Convention Center which makes it attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. The Company is currently expanding its 100,000 square foot convention, meeting and banquet facility to 150,000 square feet at an estimated cost of approximately $15 million. The Company derives approximately 25% of its hotel occupancy from convention customers and considers them a critical component of its customer base. Management believes that an expansion of the convention space will accommodate the growth in the size and number of the groups that presently use the facility and attract new convention groups.


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


           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 56% from approximately 67,000 at the end of 1989 to 105,000 at the end of 1997, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the country. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 85% for each of 1993, 1994, 1995, 1996 and 1997. Since January 1, 1996 approximately 15,300 new hotel rooms opened, and as of December 31, 1997 there were 15,000 hotel rooms under construction. The LVCVA states that an additional 6,000 rooms not yet under construction will be completed by the end of the year 2000. The LVCVA also lists 47,000 additional rooms that are proposed but, at present, have undetermined completion dates. However, the Company believes that many of these projects will not materialize. The new rooms under construction are primarily being designed to attract the high-end gaming and convention customers, and based on construction costs will be priced at rates well above those which have been or can be charged by the Riviera based on the investment in its facility.


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

Riviera Gaming Management


           In order to capitalize on management's expertise and reputation as successful operators of casino properties, the Company formed RGM, a wholly-owned subsidiary of the Company, for the primary purpose of obtaining casino management contracts in Nevada and other jurisdictions. RGM provides services such as assisting new venue licensee applicants in designing and planning their gaming operations and managing the start-up of new gaming operations. These services include casino design, equipment selection, employee recruitment and training, control and accounting systems and marketing programs. Management believes that management contracts provide high margin income with limited additional overhead and little or no capital expenditure requirements. Management is continually evaluating opportunities to manage other casinos/hotels. The Company's objective is to obtain the right to a substantial equity position in projects it would manage as part of the compensation for its services.


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

Competition

Las Vegas, Nevada


           Intense competition exists among companies in the gaming industry, many of which have significantly greater resources than the Company. The Riviera faces competition from all other casinos and hotels in the Las Vegas area. Management believes that the Riviera's most direct competition comes from certain large casino/hotels located on or near the Las Vegas Strip which offer amenities and marketing programs similar to those offered by the Riviera.


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


           License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the County in which the ROC, RGM and RGME operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or
(iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada Licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as ROC, also pay certain fees and taxes to the State of Nevada.


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


           The Colorado Amendment requires an annual tax of as much as 40% on the AGP from limited stakes gaming. Currently, the gaming tax on AGP is: 2% on the first $2 million of AGP; 4% on AGP from $2 million to $4 million; 14% on AGP from $4 million to $5 million; 18% on AGP from $5 million to $10 million; and 20% on AGP over $10 million. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Gaming taxes are established as of July 1st for the following 12 months.


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


           There are various classes of retail liquor licenses under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. Even though a retail gaming licensee may be issued various classes of retail liquor licenses such gaming licensee may only hold liquor licenses of the same class. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval of the same. The Colorado Department of Revenue's Liquor Enforcement Division must also approve the application. The application of Riviera Black Hawk, Inc., an indirect wholly-owned subsidiary of the Company, for a liquor license was approved on

February 25, 1998 by the Black Hawk City Council. The liquor license application now only requires approval of the State licensing authority.

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

Item 6.    Selected Financial Data

The following table sets forth a summary of selected financial data for the Company and, prior to the Company's emergence from Bankruptcy in June 1993, the Hotel and Casino division of Riviera, Inc., the Company's predecessor, for the years ended December 31:


                                        Years Ended December 31,                             Six Months Ended
                                                                             Combined    December         June
                                                                                            31,            30,
                                1997       1996       1995         1994        1993        1993           1993
                                ----       ----       ----         ----        ----        ----           ----
                                                                                        (Successor)  (Predecessor)
                                                             (*dollars in thousands)


Total Operating  Revenue        $153,793   $164,409   $151,146     $153,921    $148,922      $76,220         $72,702

Net Income                         2,088      8,440      6,344        4,790       8,235        2,607           5,628 (1)
Basic Earnings per Share on
Weighted Average Common
Shares Outstanding.                 $.42      $1.73      $1.32        $1.00         N/A         $.54             N/A

Diluted Earnings per Share
on Weighted Average
Common and Common
Equivalent Shares.                  $.40      $1.63      $1.25        $1.00         N/A         $.54             N/A

Total Assets                     347,866    167,665    157,931      151,925     143,704      143,704         150,836

Long-Term Debt, including        277,876    105,878    107,822      110,409     112,677      112,677         119,959
current portion.


    *except for Net Income Per Common Share

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

           The current management team successfully guided the Company through its emergence from bankruptcy in June 1993. From 1992 to the end of 1997, the Riviera's management team has achieved growth in EBITDA and profit margins. EBITDA increased over 35% from $21.8 million in 1992 to $29.4 million in 1997 and EBITDA margins improved from 15.1% to 19.1% in 1997 over the same period. The Company achieved this growth through the implementation of a number of strategic initiatives that included (i) refocusing its marketing strategy from "high-rollers" to adult mid-level gaming customers, a niche that
--------


(1) There was no accrual of interest subsequent to December 18, 1991. If accrued, interest expense on these obligations would have totaled $10.4 million for the six months ended June 30, 1993.

management believes has been under served, (ii) focusing on conventioneers who pay higher room rates, causing Riviera's ADR to increase from $47 in 1992 to $58 in 1997, (iii) aggressively marketing its hotel facilities resulting in occupancy rates growing from 90.6% in 1992 to 96.8% in 1997, (iv) emphasizing higher margin slot play which increased slot revenue by 33.0% from 1992 to 1996 and (v) investing approximately $54 million in capital improvements since 1992. Management believes that it has also improved the stability of EBITDA by providing a broad entertainment experience (1997 non-gaming revenues: 57% vs. 51% for other casinos on the Las Vegas Strip in 1997), focusing on conventioneers (approximately 30% of mid-week room nights pre-sold through June
1999) and developing a repeat and loyal customer base through proprietary database marketing.


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

Costs and Expenses:
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

1997 Compared to 1996

Revenues


           Net revenues decreased by approximately $10.6 million, or 6.5%, from $164.4 million in 1996 to $153.8 million in 1997. Casino revenues decreased by approximately $8.8 million, or 10.9%, from $80.4 million during 1996 to $71.6 million during 1997 due to a general softness in the gaming market in Las Vegas. Room revenues decreased by approximately $400,000, or 1.0% from $41.8 million in 1996 to $41.4 million in 1997 as a result of a decrease in hotel occupancy from 98.2% to 96.8%. The decrease in occupancy was partially offset by an increase in ADR from $57.07 in 1996 to $58.24 in 1997. Food and beverage revenues decreased approximately $1.0 million, or 4.6%, from $22.6 million in 1996 to $21.6 million during 1997 due to fewer covers in the bars and restaurants. Entertainment revenues decreased by approximately $900,000, or 4.1%, from $21.8 million during 1996 to $20.9 million during 1997, due to the reduction in number of covers for the Splash variety show. Other revenues increased by approximately $600,000, or 5.4%, from $10.4 million during 1996 to $11.0 million during 1997 due primarily to management fees of approximately $1.0 million for operating the Four Queens Hotel and Casino in downtown Las Vegas. In 1996 the Company received a refund of $576,000 from a union health and welfare trust fund for reduced premiums. Promotional allowances remained relatively unchanged at approximately $12.6 million during 1996 an $12.7 million in 1997.


Direct Costs and Expenses of Operating Departments


           Total direct costs and expenses of operating departments decreased by approximately $6.9 million, or 6.8%, from $101.5 million in 1996 to $94.6 million in 1997. Casino expense decreased by approximately $5.0 million, or 10.5%, from $47.5 million during 1996 to $42.5 million during 1997 but casino expenses as a percent of casino revenue increased from 59.1% to 59.4%, due to the decrease in casino revenues. Room costs decreased approximately $1.0 million , or 5.6%, from $18.8 million during 1996 to $17.8 million for 1997, and, room costs as a percentage of room revenues decreased from 45.0% during 1996 to 42.9% during 1997. Payroll and linen costs were reduced due to the lower occupancy . Hotel bad debts expense decreased $200,000 due to the implementation of tighter credit policies. Food and beverage costs decreased by approximately $200,000, or 1.1%, from $15.9 million during 1996 to $15.7 million during the 1997 period resulting from a corresponding decrease in revenues. However, food and beverage costs as a percentage of food and beverage revenues increased from 70.3% during 1996 to 72.9% during 1997 because of reduced beverage promotional revenue from the casino bars. Entertainment costs decreased by approximately $800,000, or 4.9%, from $16.3 million during 1996 to $15.5 million during 1997 due to the reduced expenses associated with lower covers in Splash. Entertainment expense as a percentage of entertainment revenues decreased from 74.8% during 1996 to 74.2% in 1997 due to a reduction in the number of special headliner events. Other expenses increased by approximately $100,000, or 3.3%, from $2.9 million to $3.0 million due to the corresponding increase in other revenues.


Other Operating Expenses


           Selling, general and administrative expenses decreased by approximately $1.6 million, or 5.1%, from $31.5 million for 1996 to $29.8 million in 1997 due to decreased incentive plan costs associated with lower earnings. As a percentage of total net revenues, selling, general and administrative expenses increased from 19.1% during the 1996 period to 19.4% during the 1997 period as a result of spreading of fixed costs over a smaller revenue base in the 1997 period. Depreciation and amortization increased by approximately $2.3 million, or 27.7%, from $8.2 million during the 1996 period to $10.5 million during the 1997 period due to capital expenditures of $21.0 million during the 1997 period.

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

1996 Compared to 1995

Revenues


           Net revenues increased by approximately $13.3 million, or 8.8%, from $151.1 million in 1995 to $164.4 million in 1996. Casino revenues increased by approximately $3.0 million, or 3.9%, from $77.3 million in 1995 to $80.4 million in 1996 due primarily to a $2.9 million, or 5.4%, increase in slot revenues as a result of an increase in promotional activities directed at slot players. Room revenues increased by approximately $2.0 million, or 5.0%, from $39.8 million in 1995 to $41.8 million in 1996 as a result of an increase in hotel occupancy from 97.0% to 98.2% (based on available rooms) and an increase in average room rate of $2.40, or 4.4%. Food and beverage revenues increased approximately $700,000, or 3.4%, from $21.9 million in 1995 to $22.6 million in 1996 due to additional covers in the bars and restaurants. Entertainment revenues increased by approximately $6.6 million, or 43.4%, from $15.2 million in 1995 to $21.8 million in 1996. This was principally due to the reopening of Splash, a variety show which had been closed during the first half of 1995 for show revisions and theater remodeling. Other revenues increased by approximately $1.6 million, or 18.1%, from $8.8 million in 1995 to $10.4 million in 1996 due primarily to a refund of $576,000 from a union health and welfare trust fund for reduced premiums and general increases in other revenues such as telephone, gift shops and box office commissions. In addition, the Company received management fees of approximately $400,000 for operating the Four Queens Hotel and Casino in downtown Las Vegas beginning in August 1996. Promotional allowances increased by approximately $700,000, or 6.4%, from $11.9 million in 1995 to $12.6 million in 1996 due to additional complimentary show tickets for Splash and an increase in complimentaries associated with casino and slot marketing programs.

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


Year 2000 Project


           The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is in the process of replacing many of its legacy systems to improve overall business performance and to accommodate business for the "Year 2000". However, given the inherent risks for a project of this magnitude and the resources required, actual results could differ materially from those anticipated by the Company. The Company expects its "Year 2000" date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse impact on the Company's systems. The estimated costs directly or indirectly associated with the project are currently expected to be approximately $200,000. Such amounts have been, or will be, expensed to general and administrative expense except for new systems which will be capitalized in accordance with GAAP.


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



/S/ Deloitte & Touche, LLP

Las Vegas, Nevada
February 6, 1998


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 and 1996
(In Thousands, Except Share Amounts)
------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                                1997          1996

CURRENT ASSETS:
  Cash and cash equivalents                                                                      $     65,151 $     25,747
  Accounts receivable, net                                                                              4,938        5,113
  Inventories                                                                                           3,509        3,039
  Prepaid expenses and other assets                                                                     4,554        2,692
                                                                                                  ------------------------
          Total current assets                                                                         78,152       36,591
                                                                                                  ------------------------

U.S. TREASURY BILLS HELD TO RETIRE $100 MILLION NOTES                                                 106,596

PROPERTY AND EQUIPMENT, NET                                                                           153,611      127,760

OTHER ASSETS                                                                                            9,299        2,853

RESTRICTED CASH FOR PERIODIC SLOT PAYMENTS                                                                208          461
                                                                                                   -----------------------

TOTAL ASSETS                                                                                     $    347,866  $   167,665
                                                                                                   =======================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                              $        364   $    1,297
  Accounts payable                                                                                     10,890        8,733
  Current income taxes payable                                                                                         413
  Accrued interest, other                                                                               6,570           33
  Accrued expenses                                                                                      8,795        9,521
                                                                                                   -----------------------
          Total current liabilities                                                                    26,619       19,997
                                                                                                   -----------------------

DEFERRED INCOME TAXES PAYABLE                                                                           5,958        4,626

$100 MILLION NOTES TO BE RETIRED BY THE U.S. TREASURY BILLS                                           100,000

OTHER LONG-TERM LIABILITIES                                                                             4,076        3,210

LONG-TERM DEBT, NET OF CURRENT PORTION                                                                173,436      104,581
                                                                                                   -----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock ($.001 par value; 20,000,000 shares authorized; 4,903,680 shares at December 31,
    1997; and 4,922,503 shares at December 31, 1996, issued and outstanding)                                5            5
  Additional paid-in capital                                                                           13,711       13,919
  Notes receivable from employee stockholders                                                            (207)        (853)
  Retained earnings                                                                                    24,268       22,180
                                                                                                   -----------------------
          Total stockholders' equity                                                                   37,777       35,251
                                                                                                   -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $   347,866  $   167,665
                                                                                                   =======================


See notes to consolidated financial statements.



RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1997,  1996,
and 1995 (In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------------------- --------------------------


                                                                                         1997          1996         1995

REVENUES:
  Casino                                                                          $      71,624  $     80,384 $     77,337
  Rooms                                                                                  41,412        41,835       39,848
  Food and beverage                                                                      21,603        22,641       21,895
  Entertainment                                                                          20,895        21,778       15,180
  Other                                                                                  10,956        10,398        8,758
                                                                                    --------------------------------------
          Total                                                                         166,490       177,036      163,018
  Less promotional allowances                                                            12,697        12,627       11,873
                                                                                    --------------------------------------
          Net revenues                                                                  153,793       164,409      151,145
                                                                                    --------------------------------------

COSTS AND EXPENSES:
  Direct costs and expenses of operating departments:
    Casino                                                                               42,537        47,509       45,325
    Rooms                                                                                17,781        18,834       18,787
    Food and beverage                                                                    15,747        15,916       15,768
    Entertainment                                                                        15,514        16,287       11,165
    Other                                                                                 3,011         2,916        2,691
  Other operating expenses:
    Selling, general and administrative                                                  29,840        31,454       29,618
    Depreciation and amortization                                                        10,485         8,212        6,811
                                                                                    --------------------------------------
         Total costs and expenses                                                       134,915       141,128      130,165
                                                                                    --------------------------------------

INCOME FROM OPERATIONS                                                                   18,878        23,281       20,980
                                                                                    --------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense on $100 million notes                                                (11,067)      (11,063)     (11,022)
  Interest income on Treasury Bills held to retire $100 million notes                     2,267
  Interest expense, other                                                                (7,137)       (1,022)      (1,431)
  Interest income, other                                                                  1,926         1,167        1,149
  Other, net                                                                             (1,470)          505
                                                                                    --------------------------------------
          Total other income (expense)                                                  (15,481)      (10,413)     (11,304)
                                                                                    --------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                  3,397        12,868        9,676

PROVISION FOR INCOME TAXES                                                                1,309         4,428        3,332
                                                                                    --------------------------------------

NET INCOME                                                                        $       2,088   $     8,440    $   6,344
                                                                                    ======================================

EARNINGS PER SHARE DATA:
Weighted average common shares outstanding                                                4,913         4,880        4,800
                                                                                    --------------------------------------
Basic earnings per share                                                          $        0.42   $      1.73    $    1.32
                                                                                    --------------------------------------

Weighted average common & common equivalent shares                                        5,214         5,169        5,058
                                                                                    --------------------------------------
Diluted earnings per share                                                        $        0.40   $      1.63    $    1.25
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


In July 1994 management established a new division, Riviera Gaming Management, Inc. ("RGM") for the purpose of obtaining management contracts in Nevada and other jurisdictions. In August 1995 RGM incorporated in the state of Nevada as a wholly-owned subsidiary of ROC.


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


Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ROC and RGM entities. All material intercompany accounts and transactions have been eliminated.


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


The Company has an incentive compensation plan, covering employees of the Company who, in the opinion of the Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with the Company or other employees who also have made a significant contribution to the successful and profitable operation of the Company. The amount of the bonus is based on operating earnings before depreciation, amortization, interest expense, provision for income taxes, extraordinary losses and gains, any provisions or payments made pursuant to the Plan, and any provisions or payments made pursuant to the incentive compensation of the Chairman and Chief Executive Officer. During the years ended December 31, 1997, 1996, and 1995, the Company recorded accrued bonuses of $920,000, $2,588,000, and $2,123,000, respectively, based upon the above incentive compensation plan and the incentive compensation plan established for the Chairman of the Board under his employment agreement.


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

ROC is a party to termination fee agreements with certain significant employees pursuant to which each such employee is entitled to receive one year's salary and benefits if his or her employment with ROC is terminated within one year of a change of control of the Company or ROC, or the involuntary termination of Mr. Westerman's employment. The estimated total amount that would be payable under all such agreements at December 31, 1997, is approximately $1.4 million in salaries and $400,000 in benefits.


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


On May 10, 1996, the shareholders approved a Nonqualified Stock Option Plan for Non-Employee Directors (the "Nonqualified Stock Option Plan") and a Stock Compensation Plan for Directors serving on the Compensation Committee (the "Stock Compensation Plan"). The total number of shares available for purchase under each plan is 50,000. Pursuant to the Nonqualified Stock Option Plan, directors have been granted options to purchase 10,000 shares at exercise prices of $13.25 and $13.50, which represented fair market value. As of December 31, 1997, 3,980 shares were issued pursuant to the Stock Compensation Plan at $12.08 per share.


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

Signature                                            Title                                                         Date


/s/ WILLIAM L. WESTERMAN                    Chairman of the Board, Chief
William L. Westerman                        Executive Officer and President                                 April 7, 1998


/s/ DUANE R. KROHN                          Treasurer (Principal Financial
Duane R. Krohn                              and Accounting Officer)                                         April 7, 1998


/s/ ROBERT R. BARENGO                       Director                                                        April 7, 1998
Robert R. Barengo


/s/ WILLIAM FRIEDMAN                        Director                                                        April 7, 1998
William Friedman


/s/ PHILIP P. HANNIFIN                      Director                                                        April 7, 1998
Philip P. Hannifin



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


3.7*                                 Articles of Incorporation of Riviera Gaming Management - Elsinore, Inc.
                                     (see Exhibit 3.7 to Registration Statement on Form S-4 filed with the
                                     Commission on September 10, 1997, Commission File No. 0-21430)

3.8*                                 Bylaws of Riviera Gaming Management - Elsinore, Inc. (see Exhibit 3.8
                                     to Registration Statement on Form S-4 filed with the Commission on
                                     September 10, 1997, Commission File No. 0-21430)

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


10.19*                               Form of Stay Bonus  Agreement  (see Exhibit 10.27   to  Form   10-Q   filed   with  the
                                     Commission on November 9, 1994,  Commission File No. 0-21430)


10.20*                               Amendment dated February 19, 1995, to Lease Agreement between
                                     Riviera, Inc. and Mardi Gras Food Court, Inc. (filed with Exhibits 10.3 and 10.4)

10.21*                               Amendment dated September 30, 1994, to Employment Agreement between Riviera, Inc. and William L. Westerman (filed with Exhibit 10.12)

10.22*                               Management Agreement by and between Elsinore Corporation, Four
                                     Queens, Inc. and Riviera Gaming Management Corp. - Elsinore (see
                                     Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 1996,
                                     Commission File No. 000-21430)

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


10.27*                               Security Agreement, dated August 13, 1997, by and among Riviera
                                     Holdings Corporation, Riviera Operating Corporation, Riviera Gaming
                                     Management, Inc., Riviera Gaming Management of Colorado, Inc.,
                                     Riviera Gaming Management - Elsinore, Inc. and Norwest Bank


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








27.1*                                Financial Data Schedule for the period
                                     ended 12/31/97 (see Exhibit 27.1 to the Company's Form 10-K filed with the Commission on March 30, 1998,
                                     Commission File No. 0-21430)

27.2*                                Financial Data Schedule for the period
                                     ended 9/30/97 (see Exhibit 27.2 to the Company's Form 10-K filed with the Commission on March 30, 1998,
                                     Commission File No. 0-21430)

27.3*                                Financial Data Schedule for the period
                                     ended 6/30/97 (see Exhibit 27.3 to the Company's Form 10-K filed with the Commission on March 30, 1998,
                                     Commission File No. 0-21430)

27.4*                                Financial Data Schedule for the period
                                     ended 3/31/97 (see Exhibit 27.4 to the Company's Form 10-K filed with the Commission on March 30, 1998,
                                     Commission File No. 0-21430)

27.5*                                Financial Data Schedule for the period
                                     ended 12/31/96 (see Exhibit 27.5 to the Company's Form 10-K filed with the Commission on March 30, 1998,
                                     Commission File No. 0-21430)

27.6*                                Financial Data Schedule for the period
                                     ended 9/30/96 (see Exhibit 27.6 to the Company's Form 10-K filed with the Commission on March 30, 1998,
                                     Commission File No. 0-21430)

27.7*                                Financial Data Schedule for the period
                                     ended 6/30/96 (see Exhibit 27.7 to the Company's Form 10-K filed with the Commission on March 30, 1998,
                                     Commission File No. 0-21430)

27.8*                                Financial Data Schedule for the period
                                     ended 3/31/96 (see Exhibit 27.8 to the Company's Form 10-K filed with the Commission on March 30, 1998,
                                     Commission File No. 0-21430)

99.1*                                Letter, dated March 20, 1998, from R&E Gaming Corp. to the Company regarding the Company's Agreement and Plan of Merger
                                     (see Exhibit 99.1 to the Company's Form 10-K
                                     filed with the Commission on March 30, 1998,
                                     Commission File No. 0-21430)


* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.