Form 10-Q
period 1998-03-31
RIVIERA HOLDINGS CORP
filed 1998-05-08
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________


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



As of April 24, 1998 there were 4,858,980 shares of Common Stock, $.001 par value per share, outstanding.

                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                              2

Condensed Consolidated Balance Sheets at March 31, 1998 (Unaudited) and
December 31, 1997                                                            3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months ended March 31, 1998 and 1997                                   4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months ended  March 31, 1998 and 1997                                  5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   10

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of operations and of cash flows for the three ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April   22 , 1998


RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

                                                                     March 31,          December 31,
                                                                        1998                1997
ASSETS                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $60,729             $65,151
   Accounts receivable, net                                                  3,974               4,938
   Inventories                                                               2,881               3,509
   Prepaid expenses and other assets                                         4,807               4,554
                                                                  -----------------   -----------------
       Total current assets                                                 72,391              78,152
                                                                  -----------------   -----------------

U.S. TREASURY BILLS HELD TO RETIRE $100 MILLION NOTES                      108,009             106,596

PROPERTY AND EQUIPMENT, NET                                                153,033             153,611

OTHER ASSETS                                                                 8,853               9,299

RESTRICTED CASH FOR PERIODIC SLOT PAYMENTS                                     208                 208
                                                                  -----------------   -----------------
TOTAL ASSETS                                                              $342,494            $347,866
                                                                  =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                          $347                $364
   Accounts payable                                                          6,582              10,890
   Accrued Interest on $100 million notes                                    2,750
   Accrued Interest, Other                                                   2,195               6,570
   Accrued Expenses - Other                                                  9,548               8,795
                                                                  -----------------   -----------------
     Total current liabilities                                              21,422              26,619
                                                                  -----------------   -----------------

Deferred Income Taxes                                                        5,958               5,958

$100 Million Notes to be retired by U.S. Treasury Bills                    100,000             100,000

Other Long-Term Liabilities                                                  4,316               4,076

LONG-TERM DEBT, NET OF CURRENT PORTION                                     173,442             173,436
                                                                  -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value;  20,000,000 shares
authorized; 4,916,280 shares issued and outstanding
at December 31, 1997 and 4,880,580 issued and
outstanding  at March 31, 1998)                                                  5                   5
   Additional paid-in capital                                               13,467              13,711
   Notes receivable from Employee Shareholders                                 (64)               (207)
   Retained earnings                                                        23,948              24,268
                                                                  -----------------   -----------------
      Total shareholders' equity                                            37,356              37,777
                                                                  -----------------   -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $342,494            $347,866
                                                                  =================   =================

See notes to Condensed Consolidated Financial Statements (Unaudited)


RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)
(In Thousands Except Share Amounts)
                                                               1998        1997
REVENUES:
  Casino                                                    $18,691     $18,802
  Rooms                                                       9,779      10,494
  Food and beverage                                           5,767       5,460
  Entertainment                                               5,345       5,432
  Other                                                       2,960       2,570
                                                         ----------- -----------
       Total                                                 42,542      42,758
   Less promotional allowances                                3,375       3,280
                                                         ----------- -----------
            Net revenues                                     39,167      39,478
                                                         ----------- -----------

COSTS AND EXPENSES:
  Direct costs and expenses of operating departments:
    Casino                                                   11,038      11,203
    Rooms                                                     4,165       4,616
    Food and beverage                                         4,052       3,988
    Entertainment                                             3,972       3,778
    Other                                                       774         673
  Other operating expenses:
    Selling, general and administrative                       7,347       7,715
    Depreciation and amortization                             2,975       2,432
                                                         ----------- -----------
            Total costs and expenses                         34,323      34,405
                                                         ----------- -----------

INCOME FROM OPERATIONS                                        4,844       5,073
                                                         ----------- -----------

OTHER INCOME (EXPENSE):
  Interest expense on $100 million notes                     (2,767)     (2,767)
  Interest income on Treasury bills
     to retire $100 million                                   1,414
  Interest expense, other                                    (4,506)       (246)
  Interest income, other                                        673         296
  Other, net                                                   (149)       (850)
                                                         ----------- -----------
            Total other income (expense)                     (5,335)     (3,567)
                                                         ----------- -----------

INCOME  (LOSS) BEFORE PROVISION (CREDIT)
  FOR INCOME TAXES                                             (491)      1,506
                                                         ----------- -----------

PROVISION  (CREDIT) FOR INCOME TAXES                           (172)        527
                                                         ----------- -----------

NET INCOME(LOSS)                                              ($319)       $979
                                                         =========== ===========

EARNINGS PER SHARE DATA:
Weighted average common shares outstanding                4,902,347   4,920,380
                                                         ----------- -----------
Basic earnings per share                                    $ (0.07)     $ 0.20
                                                         ----------- -----------

Weighted average common & common equivalent shares        4,902,347   5,222,257
                                                         ----------- -----------
Diluted earnings per share                                  $ (0.07)     $ 0.19
                                                         =========== ===========


See notes to Condensed Consolidated Financial Statements (Unaudited)

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(In thousands)
--------------

                                                                                       1998          1997
                                                                                   ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                      ($319)        $979
 Adjustments to reconcile net income  (loss) to net cash
  provided by (used in )  operating activities:
  Depreciation and amortization                                                        2,975        2,432
  Provision for bad debts                                                                123          154
  Provision for gaming discounts                                                         (18)           2
  Other expenses, net                                                                    149          850
  Interest expense, $100 Million Notes                                                 2,767        2,767
  Interest paid                                                                       (8,871)         (23)
  Interest expense, other                                                              4,506          246

  Changes in operating assets and liabilities:
   Increase in U.S.Treasury Bills purchased to retire $100 million notes
   Decrease (increase) in accounts receivable                                            860          638
   Decrease (increase) in inventories                                                    628          224
   Decrease (increase) in prepaid expenses and other assets                             (253)         178

   Increase (decrease) in accounts payable                                            (4,308)        (419)
   Increase (decrease) in accrued liabilities                                           (963)        (731)
   Increase (decrease) in current income taxes payable                                                 68
   Increase (decrease) in deferred income taxes payable                                               262
   Increase in non-qualified pension plan obligation
     to CEO upon retirement                                                              240          405
                                                                                   ------------  -----------
    Net cash  (used in) provided by  operating activities                             (2,484)       8,032
                                                                                   ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment, other                              (1,588)      (4,241)
  Capital expenditures-Black Hawk, Colorado                                             (809)
  Increase  in other assets-Black Hawk, Colorado                                         (17)
  Decrease (increase) in other assets                                                    463         (572)
                                                                                   ------------  -----------
  Net cash used in investing activities                                               (1,951)      (4,813)
                                                                                   ------------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term borrowings                                                       (88)         (81)
  Net collections, cancellations  (refunds) employee stock purchase plan                 101          143
                                                                                   ------------  -----------
   Net cash provided by (used in)  financing activities                                   13           62
                                                                                   ------------  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     ($4,422)      $3,281
                                                                                   ============  ===========

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       $65,151      $25,747
                                                                                   ============  ===========

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $60,729      $29,028
                                                                                   ============  ===========

Supplemental disclosure of cash flow information-Income taxes paid                        $0         $200
                                                                                   ------------  -----------

See notes to Condensed Consolidated Financial Statements (Unaudited)

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

Nature of Operation

The primary line of business of the Company is the operation of the Riviera Hotel & Casino on the "Strip" in Las Vegas, Nevada. The Company is engaged in the operation of a hotel/casino with restaurants and related facilities. The Company also manages the Four Queens Hotel/Casino in downtown Las Vegas.

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

The financial information at March 31, 1998 and for the three months ended March 31, 1998 and 1997 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.



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

Earnings Per Share

For the year ended December 31, 1997, the Company adopted FASB Statement No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share ("EPS") and required restatement of all prior-period EPS data presented. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. There were no excluded options for the quarter ended March 1997. A reconciliation of income and shares for basic and diluted EPS is as follows:


                                                                 For the quarter  at March 31, 1998
                                                                                               Per-share
                                                              (Loss)           Shares           Amount
Basic EPS
(Loss) available to common stockholders                       $(319)            4,902            $(.07)
                                                              ------            ------           ------
Effective of dilutive securities
Options  , antidilutive                                           0                 0                0
                                                              ------            ------            -----
Diluted EPS
 (Loss)available to common stockholders plus
assumed conversions                                           $(319)            4,902            $(.07)
                                                              ------            ------           ------


                                                                 For the quarter at March 31, 1997
                                                                                                Per-share
                                                               Income           Shares           Amount
Basic EPS
Income available to common stockholders                       $ 979             4,920             $.20
                                                              ------            ------            -----
Effective of dilutive securities
Options                                                                           302
                                                                                ------
Diluted EPS
Income available to common stockholders plus
assumed conversions                                           $ 979             5,222             $.19
                                                              ------            ------            -----


Recently Adopted Accounting Standards

On June 30, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management has adopted this FASB and the impact was not material.


Recently Issued Accounting Standards

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


3.    COMMITMENTS

The Company has begun construction of a casino in Black Hawk, Colorado on a site which was purchased for $15 million in August 1997. As of March 31, 1998 the Company had expended approximately $17.4 million on the project including the cost of the land.





4.    MERGER

The Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with R&E Gaming Corp. ("R&E Gaming") and its wholly-owned subsidiary RAS Acquisition Sub, Inc. ("RAS"), certain entities controlled by Allen E. Paulson, a California businessman ("Paulson"), pursuant to which one of such entities would be merged with and into the Company (the "Merger"). On February 25, 1998, the Company announced that it had been advised by Paulson, President of R&E Gaming, that R&E Gaming was preserving its right not to proceed with its acquisition of Elsinore and that an Option and Voting agreement relating to Elsinore between R&E Gaming and Morgens Waterfall was void by reason of certain alleged misrepresentations.

On March 20, 1998, the Company was notified (the "Termination Notice") by Paulson on behalf of R&E Gaming and its wholly-owned subsidiary RAS that the Merger Agreement, dated as of September 15, 1997, among the Company, R&E Gaming and RAS is void and unenforceable against R&E Gaming and RAS, or alternatively, of their intention to terminate the Merger Agreement. Riviera has disputed the factual and legal assertions in the Termination Notice and intends to vigorously pursue its rights against Paulson, including collection of the approximately $5.8 million being held in escrow (the "Escrow Funds") by State Street Bank and Trust Company of California, N.A. as escrow agent under an Escrow Agreement dated as of September 15, 1997. The Escrow Funds consist of : (I) $3.00 per share (20%) down payment for shares of the Company's common stock, which are not owned by the Morgans, Waterfall, Vintiadis & Company, Inc. managed funds, SunAmerica Life Insurance Company, Keyport Life Insurance Company or Paulson and his affiliates, and (ii) interest at the rate of 7% pre annum on the $15.00 purchase price for such shares from June 1, 1997 to February 14, 1998. The escrowed funds include cash of $654,000 and a letter of credit in the amount of $5.2 million which expires on June 10, 1998.

The Riviera Board of Directors has set the close of business on May 1, 1998, as the record date for the Riviera minority stockholders entitled to receive anything Riviera collects from the escrow. Excluded from participating are Morgens Waterfall, SunAmerica, Keyport Life and Paulson, and their affiliates and associates, who own an aggregate 3,355,000 Riviera shares. There can be no assurance that Riviera will be successful in collecting the escrow funds or how long it will take to finally resolve the dispute as to the escrow and related matters.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth certain operating information for the Company for the three months ended March 31, 1998 and 1997. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                                 1998      1997
                                                                 ----      ----
Income Statement Data:
Revenues:
 Casino                                                          47.7%    47.6%
 Rooms                                                           25.0%    26.6%
 Food and beverage                                               14.7%    13.8%
 Entertainment                                                   13.6%    13.8%
 Other                                                            7.6%     6.5%
 Less promotional allowances                                     -8.6%    -8.3%
                                                             -------------------
 Net Revenues                                                   100.0%   100.0%
                                                             -------------------
Costs and Expenses:
 Casino                                                          59.1%    59.6%
 Rooms                                                           42.6%    44.0%
 Food and beverage                                               70.3%    73.0%
 Entertainment                                                   74.3%    69.6%
 Other                                                           26.1%    26.2%
 Selling, general and administrative                             18.8%    19.5%
 Depreciation and amortization                                    7.6%     6.2%
                                                             -------------------
    Total costs and expenses                                     87.6%    87.2%
                                                             -------------------
Income from operations                                           12.4%    12.8%
Interest expense on $100 million notes                           -7.1%    -7.0%
Interest income on Treasury Bills
  to retire $100 million notes                                    3.6%     0.0%
Interest expense, other                                         -11.5%    -0.6%
Interest income, other                                            1.7%     0.8%
Other, net                                                       -0.4%    -2.2%
Income (loss) before provision (credit) for income taxes         -1.3%     3.8%
Provision (credit) for income taxes                               0.4%     1.3%
 Net income (loss)                                               -0.8%     2.5%
                                                             -------------------
EBITDA Margin                                                    20.0%    19.0%
                                                             -------------------

1 EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding Paulson Merger costs and write off costs associated with a secondary offering which was withdrawn in the first quarter 1997.) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenues

Net revenues decreased by $311,000, or 1%, from $39.5 million in the first quarter of 1997 to $39.2 million in first quarter if 1998. Casino revenues decreased by $111,000, or 1%, from $18.8 million during 1997 to $18.7 million during 1998 due to an $818,000 decrease in tables games, race, sports, keno and poker revenues which was partially offset by a $707,000 increase in slot revenues. Table games revenues decreased because drop was down $2.9 million due to the continued general softness in the Last Vegas market and competition for table games players. Slot revenues were up due to the opening of Nickel Town which is designed to offer value oriented slot customers an attractive location to play. Nickel Town is attracting additional walk-in customers from the Las Vegas Strip and it competes with Slots-of-Fun and Westward Ho with value oriented food, beverage and merchandise.

Room revenues decreased by $715,000, or 7% from $10.5 million in 1997 to $9.8 million in 1998 as the result of a decrease in hotel occupancy from 97.2% to 92.1% and a decrease of $1.20 in average daily rate from $59.10 in 1997 to $57.90 in 1998. Room revenue from tour operator bookings was down 18.8% due to the economic slow down in the Far East, however some of this decrease was made up with aggressive marketing.

Food and beverage revenues increased approximately $300,000, or 5.6%, from $5.5 million during 1997 to $5.8 million during 1998 due primarily to the addition of the Flying R Bar and Hound Doggies snack bar in Nickel Town.

Entertainment revenues decreased by approximately $100,000, or 1.6%, from $5.4 million during 1997 to $5.3 million during 1998 due to a 12% decrease in attendance at Splash.

Other revenues increased by approximately $400,000, or 15.3%, from $2.6 million during 1997 to $3.0 million during 1998 due primarily to the Company operating its own pay phones. Prior to June 1997, pay phones were operated through a concession leased to a third party. In addition, a gift shop for discounted merchandise was opened in Nickel Town.

Promotional allowances increased $100,000, or 2.9%, from $3.3 million in 1997 to $3.4 million in 1998. Increased room, food and beverage complimentaries were partially offset by lower entertainment complimentaries.

Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   decreased  by
approximately $300,000, or 1.1%, from $24.3 million for the three months ended March 31, 1997 to $24.0 million for the three months ended March 31, 1998.

Casino expenses decreased by approximately $200,000, or 1.5%, from $11.2 million during 1997 to $11.0 million during 1998 due to a corresponding decrease in casino revenues. Casino expenses as a percent of casino revenue decreased from 59.6% to 59.1% due to increased slot revenues which have lower direct costs.

Room costs decreased by approximately $400,000, or 9.8%, from $4.6 million during the 1997 period to $4.2 million during the 1998 period and room costs as a percentage of room revenue decreased from 44.0% in 1997 to 42.6% in 1998 due to decreased payroll and direct operating costs corresponding to the lower occupancy.

Food and beverage costs were approximately $4.0 million for each period. However, food and beverage costs as a percentage of revenues decreased from 73.0% in 1997 to 70.3% in 1998 because of increased beverage promotional revenue from the casino bars to promote casino play. Beverage revenues produce a higher profit margin than food revenues.

Entertainment costs increased by approximately $200,000, or 5.1%, from $3.8 million in 1997 to $4.0 million in 1998 due to a temporary increase in the contract payments for the Splash show marketing in an effort to increase ticket sales. Entertainment expense as a percentage of entertainment revenues increased from 69.6% in 1997 to 74.3% in 1998.

Other expenses increased  $100,000,  or 14.9%, from $700,000 in 1997 to $800,000 in 1998 because of the corresponding increase in gift shop revenues.

Other Operating Expenses

Selling, general and administrative expenses decreased by approximately $400,000, or 4.8%, from $7.7 million in 1997 to $7.3 million for 1998 due to a reduction in temporary personnel, and general corporate, administrative and legal expenses brought about by the effective utilization of in-house resources. Selling, general and administrative expenses decreased from 19.5% of total net revenues during the 1997 period to 18.8% in 1998.

Depreciation and amortization increased by approximately $500,000, or 22.0%, from $2.4 million in 1997 to $2.9 million in 1998 and from 6.2% to 7.6% of net revenues due to significant capital expenditures for operating assets in the twelve months ended March 31, 1998 totaling approximately $18.0 million. (excluding Black Hawk capital expenditures)

Other Income (Expense)

Interest expense, other increased by $4.3 million because the Company issued 10% First Mortgage Notes in the amount of $175.0 million on August 13, 1997, in addition to carrying the defeased 11% $100 million Notes until June 1, 1998, when the 11% Notes will be redeemed. The Company used part of the proceeds of the 10% First Mortgage Notes to purchase United States Government securities which were deposited into an irrevocable trust held to retire the $100 million notes. Interest income on these securities was $1.4 million in 1998. Interest income, other increased $377,000 because of the increased cash balances from the remaining proceeds of the $175.0 million notes.

During the first quarter of 1997 the Company withdrew a secondary offering due to market conditions and, as a result, charged costs totaling $850,000 to other expense. During the first quarter of 1998, $149,000 in merger and acquisition costs related to the R&E Gaming Corporation Plan of Merger (Paulson Merger) were charged to other expense as required under GAAP.


Net Income (Loss)

As  a  result  of  the  factors   discussed   above,  net  income  decreased  by
approximately $1.3 million, from $979,000 during the three months ended March 31, 1997 to a loss of $319,000 during the three months ended March 31, 1998.



EBITDA

EBITDA increased by approximately $300,000, or 4.2%, from $7.5 million in 1997 to $7.8 million in 1998. During the same periods, EBITDA margins increased from 19.0% to 20.0%, respectively. Management believes that these results are encouraging in light of the results of many of its direct competitors on the Las Vegas Strip. However, competition remains intense in Las Vegas with an apparent oversupply of rooms and significant logistical problems with regard to air and ground transportation in the immediate future.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $60.7 million at March 31, 1998, which was $4.4 million less than balances at December 31, 1997 due to payment of bond interest on February 15, 1998.

The Company's net cash used in operating activities was approximately $2.5 million for the three months ended March 31, 1998 compared to $8.0 million provided by operations in 1997. EBITDA for the first three months of 1997 and 1998 was $7.5 million and $7.8 million, respectively. Management believes that cash flow from operations, combined with the $60.7 million cash on hand, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months.

Scheduled interest payments on the defeased 11% Mortgage Notes is provided by the use of the U. S. Treasury Bills held to retire the $100 million notes and the related interest income. A portion of the proceeds of the 10% Notes was used to acquire U.S. Treasury Bills sufficient to pay the interest on the 11% Notes in December 1997 and the interest, principal and premium due June 1, 1998, when the retirement of the $100 million notes will be accomplished. Substantially all of the covenants on the 11% Notes were released as a result of the "contractual defeasance."

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

The 10% Note Indenture provides that, in certain circumstances, the Company must offer to repurchase the 10% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 10% Notes without a refinancing. The proposed Paulson Merger was specifically excluded from the defined transactions which would be considered a change in control.

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

Management considers it important to the competitive position of the Riviera that expenditures be made to upgrade the property. Capital expenditures in Las Vegas totaled approximately $8.9 million in 1994, $7.8 million in 1995, $14.9 million in 1996, and $19.8 million in 1997 which excludes the Black Hawk project expenditures of $16.6 million. Management has budgeted approximately $24.8 million for capital expenditures in Las Vegas for 1998 including the convention center expansion. The Company expects to finance such capital expenditures from cash flow and the unused proceeds from the 10% Notes.

In August 1997, the Company through its indirect 100% owned subsidiary, Riviera Black Hawk, Inc. purchased approximately 70,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. The Company is constructing a casino containing 1,000 slot machines, 14 table games, a 520-space covered parking garage, and entertainment and food service amenities. The Company is presently engaged in moving utilities from its property to the street and intends to start dewatering and excavation in late May 1998. Management intends to finance the project with a portion of the unused proceeds from the new First Mortgage Notes, equipment leases and project (first mortgage) financing. The casino is scheduled to open in 1999.


Forward Looking Statements

The Private Securities Litigation Reform Act of 1997 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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


                                                  RIVIERA HOLDINGS CORPORATION


                                                  By: /s/ William L. Westerman
                                                  William L. Westerman
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                                  By:/s/ Duane Krohn
                                                  Duane Krohn
                                                  Treasurer and
                                                  Chief Financial Officer


                                                  Date: May 8,  1998