Form 10-Q
period 1998-06-30
RIVIERA HOLDINGS CORP
filed 1998-08-11
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ______________June 30, 1998
                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________________

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


Registrant's telephone number,
  including area code_____________________ (702)794-9527

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



As of June 30, 1998 there were 5,108,176 shares of Common Stock, $.001 par value per share, outstanding.

                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                              2

Condensed Consolidated Balance Sheets at June 30, 1998 (Unaudited) and       3
December 31, 1997


Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months  and Six Months ended June 30, 1998 and 1997                    4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months and Six Months ended  June 30, 1998 and 1997                    5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   10

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of operations and of cash flows for the three months and six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 3, 1998

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

                                                                            June 30,          December 31,
                                                                              1998                1997
                                                                         ---------------    -----------------
                               ASSETS                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 62,690             $ 65,360
   Accounts receivable, net                                                       3,602                4,938
   Inventories                                                                    3,192                3,509
   Prepaid expenses and other assets                                              3,675                3,363
   Prepaid federal income tax and refunds receivable                              1,207                1,190
                                                                         ---------------    -----------------

       Total current assets                                                      74,366               78,360

U.S. TREASURY BILLS HELD TO RETIRE $100 MILLION NOTES                                 -              106,596

PROPERTY AND EQUIPMENT, NET                                                     158,592              153,611

OTHER ASSETS                                                                      8,324                9,299
                                                                         ---------------    -----------------

TOTAL ASSETS                                                                  $ 241,282            $ 347,866
                                                                         ===============    =================

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                329                  364
   Accounts payable                                                               9,038               10,890
   Accrued Interest                                                               6,563                6,570
   Accrued Expenses - Other                                                       8,451                8,796
                                                                         ---------------    -----------------

     Total current liabilities                                                   24,381               26,620

Deferred Income Taxes                                                             4,006                5,958

$100 Million Notes to be retired by U.S. Treasury Bills                               -              100,000

Other Long-Term Liabilities                                                       4,409                4,076

LONG-TERM DEBT, NET OF CURRENT PORTION                                          173,447              173,436

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value;  20,000,000 shares  authorized;  4,916,280 shares issued and outstanding at December 31, 1997 and 5,108,176 issued and
outstanding  at June 30, 1998)                                                        5                    5
   Additional paid-in capital                                                    13,462               13,711
   Notes receivable from Employee Shareholders                                       (9)                (207)
   Retained earnings                                                             21,581               24,267
                                                                         ---------------    -----------------

      Total shareholders' equity                                                 35,039               37,776
                                                                         ---------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 241,282            $ 347,866
                                                                         ===============    =================


See notes to Condensed Consolidated Financial Statements (Unaudited)

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)
(In Thousands Except Share Amounts)
                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                                   1998            1997            1998            1997
                                                               --------------  -------------   --------------  -------------
REVENUES:
  Casino                                                            $ 20,788       $ 19,332         $ 39,479       $ 38,134
  Rooms                                                               10,351         10,930           20,130         21,424
  Food and beverage                                                    6,386          5,787           12,153         11,248
  Entertainment                                                        5,428          5,327           10,773         10,759
  Other                                                                2,949          2,670            5,909          5,241
                                                               --------------  -------------   --------------  -------------
       Total                                                          45,902         44,046           88,444         86,806
   Less promotional allowances                                         3,713          3,424            7,088          6,703
                                                               --------------  -------------   --------------  -------------
            Net revenues                                              42,189         40,622           81,356         80,103
                                                               --------------  -------------   --------------  -------------

COSTS AND EXPENSES:
  Direct costs and expenses of operating departments:
    Casino                                                            11,869         10,930           22,907         22,187
    Rooms                                                              4,370          4,574            8,535          9,166
    Food and beverage                                                  4,237          4,015            8,289          8,002
    Entertainment                                                      4,065          3,790            8,037          7,571
    Other                                                                884            797            1,658          1,473
  Other operating expenses:
    Selling, general and administrative                                7,860          8,164           15,207         15,839
    Depreciation and amortization                                      3,016          2,578            5,990          5,010
                                                               --------------  -------------   --------------  -------------
            Total costs and expenses                                  36,301         34,848           70,623         69,248
                                                               --------------  -------------   --------------  -------------

INCOME FROM OPERATIONS                                                 5,888          5,774           10,733         10,855
                                                               --------------  -------------   --------------  -------------

OTHER INCOME (EXPENSE):
  Interest expense on $100 million notes                              (1,875)        (3,030)          (4,642)        (6,043)
  Interest income on Treasury bills to retire $100 million               920                           2,334
  Interest expense, other                                             (4,852)                         (9,798)
  Interest income, other                                                 679            328            1,352            623
  Interest capitalized                                                   563                           1,003
  Other, net                                                            (342)                           (491)          (850)
                                                               --------------  -------------   --------------  -------------
            Total other income (expense)                              (4,907)        (2,702)         (10,242)        (6,270)
                                                               --------------  -------------   --------------  -------------

INCOME BEFORE PROVISION  FOR INCOME TAXES                                981          3,072              491          4,585
                                                               --------------  -------------   --------------  -------------

PROVISION  FOR INCOME TAXES                                              342          1,053              171          1,582
                                                               --------------  -------------   --------------  -------------

INCOME BEFORE EXTRAORDINARY ITEM                                         639          2,019              320          3,003
                                                               --------------  -------------   --------------  -------------

EXTRAORDINARY ITEM, NET OF INCOME TAX                                 (3,006)                         (3,006)
                                                               --------------  -------------   --------------  -------------

NET INCOME(LOSS)                                                    $ (2,367)       $ 2,019         $ (2,686)       $ 3,003
                                                               ==============  =============   ==============  =============

Earnings per share before extraordinary item:
  Basic                                                               $ 0.13         $ 0.41           $ 0.06         $ 0.61
  Diluted                                                             $ 0.13         $ 0.39           $ 0.06         $ 0.58

Earnings (loss) per share:
  Basic                                                              $ (0.47)        $ 0.41          $ (0.54)        $ 0.61
  Diluted                                                            $ (0.47)        $ 0.39          $ (0.54)        $ 0.58

Weighted average common shares outstanding
  (used in the computation of basic earnings per share)            5,038,082      4,912,980        4,970,214      4,916,680
Effect of common stock options under the
  treasury stock method                                               45,907        299,000           46,782        300,379
Weighted average common & common equivalent shares
  (used in the computation of diluted earnings per share)          5,083,989      5,211,980        5,016,996      5,217,059


See notes to Condensed Consolidated Financial Statements (Unaudited)


RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)
(In Thousands)
                                                                                     Three Months Ended      Six Months Ended
                                                                                        June 30,                     June 30,
                                                                              1998          1997           1998          1997
                                                                         -------------  ------------  -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                           $ (2,367)      $ 2,019       $ (2,686)     $ 3,003
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization                                              3,015         2,578          5,990        5,010
    Extraordinary item, call premium to defease $100M Bonds                    4,624                        4,624
    Interest income on T-Bills to defease $100M Bonds                           (920)                      (2,334)
    Interest expense, $100M Bonds                                              1,875         2,767          4,642        5,534
    Interest paid, $100M Bonds                                                (4,614)       (5,500)        (4,614)      (5,500)
    Interest expense, other                                                    5,292           263          9,798          509
    Interest paid, other                                                         (30)         (110)        (8,901)        (134)
    Interest capitalized  on construction projects                              (563)                      (1,003)
    Other expense, net                                                           342                          491          850
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net                            371            97          1,336          667
      Decrease (increase) in inventories                                        (311)           23            317          247
      Decrease (increase) in prepaid expenses
          and other assets                                                       (58)          248           (311)         426
      Increase in prepaid income taxes and tax refunds                           (17)                         (17)
      Increase (decrease) in accounts payable                                  2,456        (1,162)        (1,852)      (1,791)
      Increase (decrease) in accrued liabilities                                  10          (946)          (954)      (1,450)
      Increase (decrease) in current income taxes payable                                       97                         165
      Increase (decrease) in deferred income taxes                            (1,951)           (4)        (1,951)         258
      Decrease in slot annuities payable                                        (154)         (253)          (154)        (253)
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                                 245           235            485          641
                                                                        -------------  ------------  -------------  -----------
       Net cash provided by operating activities                               7,245           352          2,906        8,182
                                                                        -------------  ------------  -------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, other                  (6,044)       (2,644)        (7,632)      (6,885)
      Capital expenditures - Black Hawk, Colorado project                     (2,531)                      (3,340)
      Interest capitalized  on construction projects                             563                        1,003
      Increase in other assets - Black Hawk, Colorado                            (15)                         (32)
      Decrease (increase) in other assets                                       (428)         (527)            35       (1,099)
                                                                        -------------  ------------  -------------  -----------

       Net cash used in investing activities                                  (8,455)       (3,171)        (9,966)      (7,984)
                                                                        -------------  ------------  -------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from US Tbills invested to defease $100M Bonds                107,516             -        108,930            -
      Payments to defease $100 M Bonds with call premium                    (104,313)                    (104,313)
      Payments on long-term borrowings                                           (89)         (745)          (177)        (826)
      Net collections, cancellations employee stock purchase plan
      and exercise of employee stock options                                    (151)          111            (50)         254
                                                                        -------------  ------------  -------------  -----------
        Net cash  provided by (used in) financing activities                   2,963          (634)         4,390         (572)
                                                                        -------------  ------------  -------------  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             $ 1,753      $ (3,453)      $ (2,670)      $ (374)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              $ 60,937      $ 29,286       $ 65,360     $ 26,208
                                                                        -------------  ------------  -------------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 62,690      $ 25,833       $ 62,690     $ 25,834
                                                                        =============  ============  =============  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
          INCOME TAXES PAID                                                                   $960                      $1,160
                                                                        -------------  ------------  -------------  -----------

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

The financial information at June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months and six months ended June 30, 1998 and 1997, are not necessarily indicative of the results that will be achieved for the entire year.

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

Earnings Per Share

For the year ended December 31, 1997, the Company adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred net income before extraordinary loss during the three-month and six-month periods ended June 30, 1998, diluted per share calculations are based upon average shares outstanding during these periods. Accordingly the effect of stock options outstanding for approximately 58,000 shares at June 30, 1998, was not included in diluted net loss per share calculations. The effect of stock options outstanding to purchase approximately 420,000 shares was not included in diluted per share calculations during the three-month and six-month periods ended June 30, 1998 as the average exercise price of such options was greater than the average price of the Company's common stock.


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

2.    DEBT

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million dollars. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the note on a straight line basis. On August 13, 1997, under a contractual defeasance, the Company used part of these proceeds to purchase United States Government securities ("the Securities") at a cost of $109,828,870 which were deposited into an irrevocable trust. The proceeds from these securities, together with interest that earned by the Securities was used to pay the principal, interest and call premium due on the 11% First Mortgage Notes (the 11% Notes") on June 1, 1998, the earliest date the 11% Notes could be redeemed. Interest earned from the Securities is included in interest income. The interest expense from the 10% Notes and from the 11% Notes is included in interest expense. A portion of the proceeds from the 10% Notes totaling $4.5 million was paid to a bank to retire the Class 13/14 Notes. The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (vi) enter into certain mergers and consolidations..

The $100 million notes which were defeased in August 1997, were retired on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35% income tax effect of $1.6 million resulting in an extraordinary loss of $3.0 million.

3.    COMMITMENTS

The Company has begun construction of a casino in Black Hawk, Colorado on a site which was purchased for $15 million in August 1997. As of June 30, 1998 the Company had expended approximately $ 19.8 million on the project including the cost of the land.

4.    PAULSON  MERGER, CONTINGENT VALUE RIGHTS AND RELATED LITIGATION

On September 15, 1997, The Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with R&E Gaming Corp. ("R&E Gaming") and its wholly-owned subsidiary RAS Acquisition Sub, Inc. ("RAS"), certain entities controlled by Allen E. Paulson, a California businessman ("Paulson"), pursuant to which one of such entities would be merged with and into the Company (the "Merger"). On February 25, 1998, the Company announced that it had been advised by Paulson, President of R&E Gaming, that R&E Gaming was preserving its right not to proceed with its acquisition of Elsinore and that an Option and Voting agreement relating to Elsinore between R&E Gaming and Morgens Waterfall was void by reason of certain alleged misrepresentations.

On March 20, 1998, the Company was notified (the "Termination Notice") by Paulson on behalf of R&E Gaming and its wholly-owned subsidiary RAS that the Merger Agreement, among the Company, R&E Gaming and RAS is void and unenforceable against R&E Gaming and RAS, or alternatively, of their intention to terminate the Merger Agreement. Riviera has disputed the factual and legal assertions in the Termination Notice and intends to vigorously pursue its rights against Paulson, including collection of the approximately $5.8 million being held in escrow (the "Escrow Funds") by State Street Bank and Trust Company of California, N.A. as escrow agent under an Escrow Agreement dated as of September 15, 1997. The Escrow Funds consist of : (I) $3.00 per share (20%) down payment for shares of the Company's common stock, which are not owned by the Morgans, Waterfall, Vintiadis & Company, Inc. managed funds, Sun America Life Insurance Company, Keyport Life Insurance Company or Paulson and his affiliates, and (ii) interest at the rate of 7% pre annum on the $15.00 purchase price for such shares from June 1, 1997 to February 14, 1998. The escrowed funds include cash of $654,000 and a letter of credit in the amount of $5.2 million which was to expire on June 10, 1998. The letters of credit were extended for one year and automatically renew for an additional year if not replaced or cashed.

The Riviera Board of Directors set the close of business on May 1, 1998, as the record date for the Riviera minority stockholders entitled to receive anything Riviera collects from the escrow. In June 1998 the Company issued approximately 1,770,000 Contingent Value Rights (CVR's) to the May 1, 1998 stockholders of record. Excluded from participating are Morgens Waterfall, SunAmerica, Keyport Life and Paulson, and their affiliates and associates, who own an aggregate 3,355,000 Riviera shares. Riviera is currently engated in litigation with R&E Gaming and its affiliates and there can be no assurance that Riviera will be successful in collecting all or any part of the funds currently held in the escrow account. It is possible that Riviera will not recover any of the escrow funds. The Contingent Value Rights alone will not entitle their holders to vote in the election of Riviera's directors or to any other benefits available to stockholders of Riviera. The Contingent Value Rights entitle their holders to share only in the proceeds of the funds currently in escrow.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following tables set forth certain operating information for the Company for the three months and six months ended June 30, 1998 and 1997. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                                              Three Months Ended           Six Months Ended
                                                                                    June 30,                   June 30,
Income Statement Data:                                                         1998          1997          1998          1997
Revenues:
  Casino                                                                       49.3%        47.6%         48.5%         47.6%
  Rooms                                                                        24.5%        26.9%         24.7%         26.7%
  Food and beverage                                                            15.1%        14.2%         14.9%         14.0%
  Entertainment                                                                12.9%        13.1%         13.2%         13.4%
  Other                                                                         7.0%         6.6%          7.3%          6.5%
  Less promotional allowances                                                  -8.8%        -8.4%         -8.7%         -8.4%
  Net Revenues                                                                100.0%       100.0%        100.0%        100.0%
Costs and Expenses:
    Casino                                                                     57.1%        56.5%         58.0%         58.2%
    Rooms                                                                      42.2%        41.8%         42.4%         42.8%
    Food and beverage                                                          66.3%        69.4%         68.2%         71.1%
    Entertainment                                                              74.9%        71.1%         74.6%         70.4%
    Other                                                                      30.0%        29.9%         28.1%         28.1%
    Selling, general and administrative                                        18.6%        20.1%         18.7%         19.8%
    Depreciation and amortization                                               7.1%         6.3%          7.4%          6.3%
            Total costs and expenses                                           86.0%        85.8%         86.8%         86.4%
Income from operations                                                         14.0%        14.2%         13.2%         13.6%
Interest expense on $100 million notes                                         -4.4%        -7.5%         -5.7%         -7.5%
Interest income on Treasury Bills to retire $100 million bonds                  2.2%         0.0%          2.9%          0.0%
Interest expense, other                                                       -11.5%         0.0%        -12.0%          0.0%
Interest income, other                                                          1.6%         0.8%          1.7%          0.8%
Interest, capitalized                                                           1.3%         0.0%          1.2%          0.0%
Other, net                                                                     -0.8%         0.0%         -0.6%         -1.1%
Income before provision  for income  taxes                                      2.3%         7.6%          0.6%          5.7%
Provision   for income taxes                                                    0.8%         2.6%          0.2%          2.0%
  Net income before extraordinary item                                          1.5%         0.0%          0.4%          3.7%
Extraordinary item, net of income taxes                                        -7.1%         0.0%         -3.7%          0.0%
Net Income (Loss)                                                              -5.6%         5.0%         -3.3%          3.7%
EBITDA   Margin                                                                21.1%        20.6%         20.6%         19.8%

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




Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenues

Net revenues increased by $1.6 million, or 3.9%, from $40.6 million in the second quarter of 1997 to $42.2 million in second quarter of 1998. Casino revenues increased by $1.5 million, or 7.5%, from $19.3 million during 1997 to $20.8 million during 1998 due to a $1.3 million increase in slot revenues and a $200,000 increase in tables games and other casino revenues. Slot revenues were up due to the opening of Nickel Town which is designed to offer value oriented slot customers an attractive location to play. Nickel Town is attracting additional walk-in customers from the Las Vegas Strip and it competes with Slots-of-Fun and Westward Ho with value oriented food, beverage and merchandise.

Room revenues decreased by $500,000, or 5.3% from $10.9 million in 1997 to $10.4 million in 1998 as the result of a decrease in hotel occupancy from 99.2% to 97.4% and a decrease of $2.90 in average daily rate from $59.60 in 1997 to $56.70 in 1998. Room revenue from tour operator bookings was down 25% due to the economic slow down in the Far East and competition from other Las Vegas Strip hotels.

Food and beverage revenues increased approximately $600,000, or 10.4%, from $5.8 million during 1997 to $6.4 million during 1998 due primarily to the addition of the Flying R Bar and Hound Doggies snack bar in Nickel Town and increased revenues in other bars in the main casino area.

Entertainment revenues increased by approximately $100,000, or 1.9%, from $5.3 million during 1997 to $5.4 million during 1998 due to a 1.2% increase in attendance. The number of cash tickets sold increased 5% while the number of complimentary tickets decreased 20%.

Other revenues increased by approximately $300,000, or 10.5%, from $2.7 million during 1997 to $3.0 million during 1998 due primarily to the Company operating its own pay phones. Prior to June 1997, pay phones were operated through a concession leased to a third party. In addition, a gift shop for discounted merchandise was opened in Nickel Town.

Promotional allowances increased $300,000, or 8.4%, from $3.4 million in 1997 to $3.7 million in 1998. Increased room, food and beverage complimentaries were partially offset by lower entertainment complimentaries.

Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   increased  by
approximately $1.3 million, or 5.5%, from $24.1 million for the three months ended June 30, 1997 to $25.4 million for the three months ended June 30, 1998.

Casino expenses increased by approximately $1.0 million, or 8.6%, from $10.9 million during 1997 to $11.9 million during 1998 due to slot marketing and tournament costs. Casino expenses as a percent of casino revenue increased from 56.5% to 57.1% due to the marketing programs.

Room costs decreased by approximately $200,000, or 4.6%, from $4.6 million during the 1997 period to $4.4 million during the 1998 period and room costs as a percentage of room revenue increased from 41.8% in 1997 to 42.2% in 1998 due to the decrease in average room rate and occupancy.

Food and beverage costs were approximately $4.0 million for each period. However, food and beverage costs as a percentage of revenues decreased from 69.4% in 1997 to 66.3% in 1998 because of increased beverage promotional revenue from the casino bars to promote casino play. Beverage revenues produce a higher profit margin than food revenues.

Entertainment costs increased by approximately $300,000, or 7.3%, from $3.8 million in 1997 to $4.1 million in 1998 because of a reduction in the allocation of fixed entertainment costs to the casino. The number of entertainment complimentary tickets used by the casino decreased 20% from 29,000 in 1997 to 23,000 in 1998. Entertainment expense as a percentage of entertainment revenues increased from 71.1% in 1997 to 74.9% in 1998.

Other expenses increased  $100,000,  or 10.9%, from $800,000 in 1997 to $900,000 in 1998 because of the corresponding increase in Nickel Town gift shop revenues and telephone revenues.

Other Operating Expenses

Selling, general and administrative expenses decreased $300,000, or 3.7%, from $8.2 million in 1997 to $7.9 million in 1998. Selling, general and administrative expenses decreased from 20.1% of total net revenues in 1997 to 18.6% during the 1998 period.

Depreciation and amortization increased by approximately $400,000, or 17.0%, from $2.6 million in 1997 to $3.0 million in 1998 and from 6.3% to 7.1% of net revenues due to a significant increase in depreciable capital expenditures for operating assets in the twelve months ended June 30, 1998 totaling approximately $ 12.1 million.

Other Income (Expense)

Interest expense, other increased by $4.9 million because the Company issued 10% First Mortgage Notes in the amount of $175.0 million on August 13, 1997, in addition to carrying the defeased 11% $100 million Notes until June 1, 1998, when the 11% Notes were redeemed. The Company used part of the proceeds of the 10% First Mortgage Notes to purchase United States Government securities which were deposited into an irrevocable trust held to retire the $100 million notes. Interest income on these securities was $900,000 in 1998. Interest income, other increased $700,000 because of the increased cash balances from the remaining proceeds of the $175.0 million notes. Capitalized interest increased $600,000 on the Black Hawk, Colorado, and Riviera Convention Center Expansion projects which commenced in late 1997.

During the second quarter of 1998, $342,000 in merger, acquisition and litigation costs related to the R&E Gaming Corporation Plan of Merger (Paulson Merger and related litigation) were charged to other expense as required under GAAP.

Extraordinary Item

The $100 million notes which were defeased in August 1997, were retired on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35% income tax effect of $1.6 million resulting in an extraordinary loss of $3.0 million.


Net Income (Loss)

As a result of the additional depreciation, interest and extraordinary item, net income decreased by approximately $4.4 million, from $2.0 million during the three months ended June 30, 1997 to a loss of $ 2.4 million during the three months ended June 30, 1998.



EBITDA

EBITDA increased by approximately $500,000, or 6.6%, from $8.4 million in 1997 to $8.9 million in 1998. Management believes that these results are encouraging in light of the results of many of its direct competitors on the Las Vegas Strip. This is the third consecutive quarter which has shown stability and growth. However, competition remains intense in Las Vegas with an apparent oversupply of rooms and significant logistical problems with regard to air and ground transportation in the immediate future.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues

Net revenues increased by $1.3 million, or 1.6%, from $80.1 million in 1997 to $81.4 million in 1998. Casino revenues increased by $1.4 million, or 3.5%, from $38.1 million during 1997 to $39.5 million during 1998 due to a $2.0 million increase in slot revenues which was partially offset by a $700,000 decrease in table games and other casino revenue. Table games revenue is down due to a $5.2 million decrease in drop resulting from the increased competition on the Las Vegas Strip.

Room revenues decreased by $1.3 million, or 6.0% from $21.4 million in 1997 to $20.1 million in 1998 as the result of a decrease in hotel occupancy from 98.2% to 94.8% and a decrease of $2.10 in average daily rate from $59.40 in 1997 to $57.30 in 1998. Room revenue from tour operator bookings was down 22% due to the economic slow down in the Far East, however some of this decrease was made up with aggressive marketing.

Food and beverage revenues increased approximately $900,000, or 8.0%, from $11.2 million during 1997 to $12.1 million during 1998 due primarily to the addition of the Flying R Bar and Hound Doggies snack bar in Nickel Town.

Entertainment revenues remained at $10.8 million for 1997 and 1998, and, the number of cash tickets remained the same at 327,000 while the number of complimentary tickets decreased 15%.

Other revenues increased by approximately $700,000, or 12.8%, from $5.2 million during 1997 to $5.9 million during 1998 due primarily to the Company operating its own pay phones. Prior to June 1997, pay phones were operated through a concession leased to a third party. In addition, a gift shop for discounted merchandise was opened in Nickel Town.

Promotional allowances increased $400,000, or 5.7%, from $6.7 million in 1997 to $7.1 million in 1998. Increased room, food and beverage complimentaries were partially offset by lower entertainment complimentaries.



Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   increased  by
approximately $1.0 million, or 2.1%, from $48.4 million for 1997 to $49.4 million for 1998.

Casino expenses increased by approximately $700,000, or 3.2%, from $22.2 million during 1997 to $22.9 million during 1998 due to slot marketing and tournament costs. Casino expenses as a percent of casino revenue decreased from 58.2% to 58.0% due to the resulting revenue increases.

Room costs decreased by approximately $700,000, or 6.9%, from $9.2 million during the 1997 period to $8.5 million during the 1998 period and room costs as a percentage of room revenue decreased from 42.8% in 1997 to 42.4% in 1998 due to reduced volume in the tour operator business segment.

Food and beverage costs increased $300,000, or 3.6%, from $8.0 million in 1997 to $8.3 million in 1998 due to the increased revenues. Food and beverage costs as a percentage of revenues decreased from 71.1% in 1997 to 68.2% in 1998 because of increased beverage promotional revenue from the casino bars to promote casino play. Beverage revenues produce a higher profit margin than food revenues.

Entertainment costs increased by approximately $500,000, or 6.2%, from $7.6 million in 1997 to $8.0 million in 1998 because of a reduction in the allocation of fixed entertainment costs to the casino. The number of entertainment complimentary tickets used by the casino decreased 14.6% from 58,000 in 1997 to 50,000 in 1998. Entertainment expense as a percentage of entertainment revenues increased from 70.4% in 1997 to 74.6% in 1998.

Other expenses increased $200,000, or 12.6%, from $1.5 million in 1997 to $1.7 million in 1998 because of the corresponding increase in gift shop revenues.


Other Operating Expenses

Selling, general and administrative expenses decreased by approximately $600,000 from $15.8 million in 1997 to $15.2 million in 1998. Selling, general and administrative expenses decreased from 19.8% of total net revenues during 1997 to 18.7% in 1998 due to a reduction in corporate expenses and legal fees.

Depreciation and amortization increased by approximately $1.0 million, or 19.6%, from $5.0 million in 1997 to $6.0 million in 1998 and from 6.3% to 7.4% of net revenues due to a significant increase in depreciable capital expenditures for operating assets in the twelve months ended June 30, 1998 totaling approximately $ 12.1 million.

Other Income (Expense)

Interest expense, other increased by $9.8 million because the Company issued 10% First Mortgage Notes in the amount of $175.0 million on August 13, 1997, in addition to carrying the defeased 11% $100 million Notes until June 1, 1998, when the 11% Notes were redeemed. The Company used part of the proceeds of the 10% First Mortgage Notes to purchase United States Government securities which were deposited into an irrevocable trust held to retire the $100 million notes. Interest income on these securities was $1.7 million in 1998. Interest income, other increased $1.4 million because of the increased cash balances from the remaining proceeds of the $175.0 million notes. Capitalized interest increased $1.0 million on the Black Hawk, Colorado, and Riviera Convention Center Expansion projects which commenced in late 1997.

During 1997 the Company withdrew a secondary offering due to market conditions and, as a result, charged costs totaling $850,000 to other expense. During 1998, $491,000 in merger and acquisition costs related to the R&E Gaming Corporation Plan of Merger (Paulson Merger) were charged to other expense as required under GAAP.

Extraordinary Item

The $100 million notes which were defeased in August 1997, were retired on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35% income tax effect of $1.6 million resulting in an extraordinary loss of $3.0 million.

Net Income (Loss)

As a result of the additional depreciation, interest and extraordinary items, net income decreased by approximately $5.7 million, from $3.0 million during the six months ended June 30, 1997 to a loss of $2.7 million during the six months ended June 30, 1998.

EBITDA

EBITDA increased by approximately $800,000, or 5.4%, from $15.9 million in 1997 to $16.7 million in 1998. During the same periods, EBITDA margins increased from 19.8% to 20.6%, respectively. Management believes that these results are encouraging in light of the results of many of its direct competitors on the Las Vegas Strip. However, competition remains intense in Las Vegas with an apparent oversupply of rooms and significant logistical problems with regard to air and ground transportation in the immediate future


Liquidity and Capital Resources

The Company had cash and cash equivalents of $62.7 million at June 30, 1998, which was $2.9 million less than balances at December 31, 1997 due to payment of bond interest on February 15, 1998 and the capital expenditures.

The Company's net cash from operating activities was approximately $2.9 million for the six months ended June 30, 1998 compared to $8.2 million provided by operations in 1997. EBITDA for the first six months of 1997 and 1998 was $15.9 million and $16.7 million, respectively. Management believes that cash flow from operations, combined with the $62.7 million cash on hand, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months.

Scheduled interest payments on the defeased 11% Mortgage Notes were provided by the use of the U. S. Treasury Bills held to retire the $100 million notes and the related interest income. A portion of the proceeds of the 10% Notes was used to acquire U.S. Treasury Bills sufficient to pay the interest on the 11% Notes in December 1997 and the interest, principal and premium due June 1, 1998, when the retirement of the $100 million notes was accomplished. Substantially all of the covenants on the 11% Notes were released as a result of the "contractual defeasance" in August of 1997.

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

Management considers it important to the competitive position of the Riviera that expenditures be made to upgrade the property. Capital expenditures in Las Vegas totaled approximately $8.9 million in 1994, $7.8 million in 1995, $14.9 million in 1996, and $19.8 million in 1997 which excludes the Black Hawk project expenditures of $19.9 million. Management has budgeted approximately $24.8 million for capital expenditures in Las Vegas for 1998 including the convention center expansion. For the first six months of 1998 capital expenditures were $7.6 million in Las Vegas and $3.3 million in Black Hawk. The Company expects to finance such capital expenditures from cash flow and the unused proceeds from the 10% Notes.

In August 1997, the Company through its indirect 100% owned subsidiary, Riviera Black Hawk, Inc. purchased approximately 70,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. The Company is constructing a casino containing 1,000 slot machines, 14 table games, a 520-space covered parking garage, and entertainment and food service amenities. Management intends to finance the project with a portion of the unused proceeds from the new First Mortgage Notes, equipment leases and project (first mortgage) financing. The casino is scheduled to open in 1999. As of June 30, 1998, the company had invested $19.9 million in the Black Hawk, Colorado project.


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


                                                Date: August 10, 1998