Form 10-Q
period 1998-09-30
RIVIERA HOLDINGS CORP
filed 1998-11-06
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number  000-21430

                                Riviera Holdings Corporation
                   (Exact name of Registrant as specified in its charter)


         Nevada                                   88-0296885
(State or other jurisdiction             (IRS Employer Identification No.)
 of Incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada         89109
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number,
  including area code                         (702) 794-9527
-------------------------------------------------------------------------

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



As of September 30, 1998 there were 5,107,676 shares of Common Stock, $.001 par value per share, outstanding.

                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                              2

Condensed Consolidated Balance Sheets (Unaudited) at September 30,           3
1998 and December 31, 1997


Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months  and Nine Months ended September 30, 1998 and 1997              4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months and Nine Months ended  September 30, 1998 and 1997              5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   10

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits - Employment agreements effective July 1, 1998.

(b)        Reports on Form 8-K - none.

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements





INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of operations and of cash flows for the three months and nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Las Vegas, Nevada
October 26, 1998


RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

                                                                                   September 30,          December 31,
                                                                                        1998                  1997
                                                                                 -------------------    -----------------
                                   ASSETS                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                               $ 52,078             $ 65,360
   Accounts receivable, net                                                                   4,727                4,938
   Inventories                                                                                2,780                3,509
   Prepaid expenses and other assets                                                          3,797                3,363
   Prepaid federal income tax and refunds receivable                                          1,092                1,190
                                                                                 -------------------    -----------------

       Total current assets                                                                  64,474               78,360

U.S. TREASURY BILLS HELD TO RETIRE $100 MILLION NOTES                                             -              106,596

PROPERTY AND EQUIPMENT, NET                                                                 165,621              153,611

OTHER ASSETS                                                                                  8,022                9,299
                                                                                 -------------------    -----------------

TOTAL ASSETS                                                                              $ 238,117            $ 347,866
                                                                                 ===================    =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                            447                  364
   Accounts payable                                                                           9,479               10,890
   Accrued Interest                                                                           2,188                6,570
   Accrued Expenses - Other                                                                  10,706                8,796
                                                                                 -------------------    -----------------

     Total current liabilities                                                               22,820               26,620

DEFERRED INCOME TAXES                                                                         3,205                5,958

$100 MILLION NOTES TO BE RETIRED BY U.S. TREASURY BILLS                                           -              100,000

OTHER LONG-TERM LIABILITIES                                                                   4,659                4,076

LONG-TERM DEBT, NET OF CURRENT PORTION                                                      173,772              173,436

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value;  20,000,000 shares  authorized;  4,916,280 shares issued and outstanding at December 31, 1997 and 5,107,676 issued and
outstanding  at September 30, 1998)                                                               5                    5
   Additional paid-in capital                                                                13,457               13,711
   Notes receivable from Employee Shareholders                                                   (4)                (207)
   Retained earnings                                                                         20,203               24,267
                                                                                 -------------------    -----------------

      Total shareholders' equity                                                             33,661               37,776
                                                                                 -------------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 238,117            $ 347,866
                                                                                 ===================    =================

See notes to Condensed Consolidated Financial Statements (Unaudited)


RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)
(In Thousands Except Share Amounts)
                                                                         Three Months Ended       Nine Months Ended
                                                                            September 30,                September 30,
                                                                      1998          1997            1998          1997
                                                                  -------------  ------------   -------------  ------------
REVENUES:
  Casino                                                              $ 19,681      $ 16,989        $ 59,160      $ 55,123
  Rooms                                                                  8,839         9,211          28,969        30,635
  Food and beverage                                                      5,999         5,012          18,152        16,260
  Entertainment                                                          5,666         5,475          16,439        16,233
  Other                                                                  2,804         2,663           8,713         7,904
                                                                  -------------  ------------   -------------  ------------
       Total                                                            42,989        39,350         131,433       126,155
   Less promotional allowances                                           3,512         2,967          10,600         9,670
                                                                  -------------  ------------   -------------  ------------
            Net revenues                                                39,477        36,383         120,833       116,485
                                                                  -------------  ------------   -------------  ------------

COSTS AND EXPENSES:
  Direct costs and expenses of operating departments:
    Casino                                                              11,956        10,604          34,863        32,809
    Rooms                                                                4,280         4,516          12,815        13,685
    Food and beverage                                                    4,252         3,798          12,541        11,801
    Entertainment                                                        4,029         4,203          12,066        11,752
    Other                                                                  836           827           2,494         2,300
  Other operating expenses:
    Selling, general and administrative                                  8,520         7,085          23,727        22,923
    Corporate expenses, severance pay                                      551                           551
    Depreciation and amortization                                        3,047         2,690           9,037         7,700
                                                                  -------------  ------------   -------------  ------------
            Total costs and expenses                                    37,471        33,723         108,094       102,970
                                                                  -------------  ------------   -------------  ------------

INCOME FROM OPERATIONS                                                   2,006         2,660          12,739        13,515
                                                                  -------------  ------------   -------------  ------------

OTHER INCOME (EXPENSE):
  Interest expense on $100 million notes                                     -        (2,767)         (4,642)       (8,300)
  Interest income on Treasury bills to retire $100 million notes             -           773           2,334           773
  Interest expense, other                                               (4,857)       (2,505)        (14,655)       (3,015)
  Interest income, other                                                   590           551           1,942         1,175
  Interest capitalized                                                     764                         1,767
  Other, net                                                              (567)         (220)         (1,058)       (1,070)
                                                                  -------------  ------------   -------------  ------------
            Total other income (expense)                                (4,070)       (4,168)        (14,312)      (10,437)
                                                                  -------------  ------------   -------------  ------------

INCOME (LOSS)  BEFORE TAXES AND EXTRAORDINARY ITEM                      (2,064)       (1,508)         (1,573)        3,078
                                                                  -------------  ------------   -------------  ------------

PROVISION  (BENEFIT)  FOR INCOME TAXES                                    (686)         (520)           (515)        1,062
                                                                  -------------  ------------   -------------  ------------

INCOME (LOSS)  BEFORE EXTRAORDINARY ITEM                                (1,378)         (988)         (1,058)        2,016
                                                                  -------------  ------------   -------------  ------------

EXTRAORDINARY ITEM, NET OF INCOME TAX OF $1.6 MILLION                        -                        (3,006)
                                                                  -------------  ------------   -------------  ------------

NET INCOME (LOSS)                                                     $ (1,378)       $ (988)       $ (4,064)      $ 2,016
                                                                  =============  ============   =============  ============

Earnings (loss) per share before extraordinary item:
  Basic                                                                $ (0.27)      $ (0.20)        $ (0.21)       $ 0.41
  Diluted                                                              $ (0.27)      $ (0.20)        $ (0.21)       $ 0.39

Earnings (loss) per share on extraordinary item:
  Basic                                                                $   -         $   -           $ (0.60)       $  -
  Diluted                                                              $   -         $   -           $ (0.59)       $  -

Earnings (loss) per share:
  Basic                                                                $ (0.27)      $ (0.20)        $ (0.81)       $ 0.41
  Diluted                                                              $ (0.27)      $ (0.20)        $ (0.81)       $ 0.39

Weighted average common shares outstanding
  (used in the computation of basic earnings per share)              5,107,976     4,911,713       5,016,201     4,908,180
Effect of common stock options under the
  treasury stock method                                                 14,581       299,206          42,389       300,004
Weighted average common & common equivalent shares
  (used in the computation of diluted earnings per share)            5,122,557     5,210,919       5,058,590     5,208,184


See notes to Condensed Consolidated Financial Statements (Unaudited)





CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)
(In Thousands)
                                                                                 Three Months Ended       Nine Months Ended
                                                                                  September 30,                September 30,
                                                                              1998           1997           1998          1997
                                                                           ------------   ------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                             $ (1,378)        $ (988)      $ (4,064)      $ 2,016
  Adjustments to reconcile net income (loss)  to net cash
    provided by (used in)  operating activities:
    Depreciation and amortization                                                3,047          2,690          9,038         7,700
    Extraordinary item, call premium to defease $100M notes                                                    4,624
    Interest income on T-Bills to defease $100M notes                                            (484)        (2,334)         (484)
    Interest expense, $100M notes                                                               2,767          4,642         8,300
    Interest paid, $100M notes                                                                                (4,614)       (5,500)
    Interest expense, other                                                      4,857          2,520         14,655         3,029
    Interest paid, other                                                        (8,770)            61        (17,671)         (392)
    Interest capitalized  on construction projects                                (764)                       (1,767)
    Other expense, net                                                           1,118                         1,609           850
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net                           (1,125)          (671)           211            (4)
      Decrease (increase) in inventories                                           412           (400)           729          (153)
      Decrease (increase) in prepaid expenses
          and other assets                                                        (122)          (622)          (433)         (196)
      Increase in prepaid income taxes and tax refunds                             115                            98
      Increase (decrease) in accounts payable                                      441            621         (1,411)       (1,166)
      Increase (decrease) in accrued liabilities                                  (247)           816            (84)         (303)
      Increase (decrease) in current income taxes payable                        1,118         (1,244)                      (1,079)
      Increase (decrease) in deferred income taxes                                (802)          (219)        (2,753)           39
      Decrease in slot annuities payable                                                                        (153)         (253)
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                                   251            241            736           880
                                                                           ------------   ------------  -------------  ------------
       Net cash provided by (used in)  operating activities                     (1,849)         5,088          1,058        13,284
                                                                           ------------   ------------  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, other                    (7,236)        (4,494)       (14,868)      (11,379)
      Capital expenditures - Black Hawk, Colorado project                       (2,838)       (15,000)        (6,179)      (15,000)
      Interest capitalized  on construction projects                               764                         1,767
      Increase in other assets - Black Hawk, Colorado                               (1)          (345)           (33)         (531)
      Decrease (increase) in other assets                                          185         (6,944)           220        (7,856)
                                                                           ------------   ------------  -------------  ------------

       Net cash used in investing activities                                    (9,126)       (26,783)       (19,093)      (34,766)
                                                                           ------------   ------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings                                           458        172,866            458       172,886
      Proceeds from US Tbills invested to defease $100M Notes                        -       (110,083)       108,930      (110,118)
      Payments to defease $100 M Notes with call premium                             -              -       (104,313)            -
      Payments on long-term borrowings                                             (94)        (4,382)          (270)       (5,208)
      Net collections, cancellations employee stock purchase plan
      and exercise of employee stock options                                        (2)            78            (52)          332
                                                                           ------------   ------------  -------------  ------------
        Net cash  provided by (used in) financing activities                       362         58,479          4,753        57,892
                                                                           ------------   ------------  -------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             $ (10,613)      $ 36,784      $ (13,282)     $ 36,410

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                $ 62,691       $ 25,834       $ 65,360      $ 26,208
                                                                           ------------   ------------  -------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 52,078       $ 62,618       $ 52,078      $ 62,618
                                                                           ============   ============  =============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
          INCOME TAXES PAID                                                                                                 $1,860
                                                                           ------------   ------------  -------------  ------------

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

Nature of Operation

The primary line of business of the Company is the operation of the Riviera Hotel & Casino on the "Strip" in Las Vegas, Nevada, including the operation of a hotel/casino with restaurants and related facilities. The Company also manages the Four Queens Hotel/Casino in downtown Las Vegas and is developing a casino in Black Hawk, Colorado.

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

The financial information at September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months and nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.



Legal Proceedings

The Company is a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a hotel. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company or ROC. (See also Note 4 - Paulson Merger, Contingent Value Rights and Related Regulations).

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

Earnings Per Share

For the year ended December 31, 1997, the Company adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred net income from continuing operations during the nine-month periods ended September 30, 1998, diluted per share calculations are based upon average shares outstanding during these periods. Accordingly the effect of stock options outstanding for approximately 42,000 shares at September 30, 1998, was not included in diluted net loss per share calculations. The effect of stock options outstanding to purchase approximately 509,000 shares was not included in diluted per share calculations during the three-month periods ended September 30, 1998 as the average exercise price of such options was greater than the average price of the Company's common stock. The effect of stock options outstanding to purchase approximately 414,000 shares was not included in diluted per share calculations during the nine-month periods ended September 30, 1998 as the average exercise price of such options was greater than the average price of the Company's common stock.




Recently Adopted Accounting Standards

On June 30, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management has adopted this FAS and the impact was not material.





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

In February of 1998 the FASB issued FAS No. 132, Employer Disclosure about Pensions and Other Post Retirement Benefits. Management has adopted this FAS and there was no impact on earnings.

Reclassifications

Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

2.    DEBT

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the 10% Notes on a straight line basis. On August 13, 1997, under a contractual defeasance, the Company used part of these proceeds to purchase United States Government securities ("the Securities") at a cost of $109,828,870 which were deposited into an irrevocable trust. The proceeds from these securities, together with interest that was earned by the Securities was used to pay the principal, interest and call premium due on the 11% First Mortgage Notes (the 11% Notes") on June 1, 1998, the earliest date the 11% Notes could be redeemed. Interest earned from the Securities is included in interest income. The interest expense from the 10% Notes and from the 11% Notes is included in interest expense. A portion of the proceeds from the 10% Notes totaling $4.5 million was paid to a bank to retire the Class 13/14 Notes. The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (vi) enter into certain mergers and consolidations.

The $100 million notes which were contractually defeased in August 1997, were redeemed on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35% income tax effect of $1.6 million resulting in an extraordinary loss of $3.0 million.


3.    COMMITMENTS

The Company has begun construction of a casino in Black Hawk, Colorado on a site which was purchased for $15 million in August 1997. As of September 30, 1998 the Company had expended approximately $ 22.6 million on the project including the cost of the land.

As a result of the scheduled opening of several new Las Vegas Strip properties in 1998, 1999 and 2000, an estimated 38,000 jobs must be filled, including 5,000 supervisory positions. Because of the Riviera's performance and reputation, its employees are prime candidates to fill these positions. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 90 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $150,000 in the third quarter of 1998. The total cost of the Plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001.


4.    PAULSON  MERGER, CONTINGENT VALUE RIGHTS AND RELATED LITIGATION

On September 15, 1997, The Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with R&E Gaming Corp. ("R&E Gaming") and its wholly-owned subsidiary RAS Acquisition Sub, Inc. ("RAS"),and certain entities controlled by Allen E. Paulson, a California businessman ("Paulson"), pursuant to which one of such entities would be merged with and into the Company (the "Merger"). On February 25, 1998, the Company announced that it had been advised by Paulson, President of R&E Gaming, that R&E Gaming was preserving its right not to proceed with its acquisition of Elsinore and that an Option and Voting agreement relating to Elsinore between R&E Gaming and Morgens, Waterfall Vintiadis & Company, Inc. was void by reason of certain alleged misrepresentations.

On March 20, 1998, the Company was notified (the "Termination Notice") by Paulson on behalf of R&E Gaming and its wholly-owned subsidiary RAS that the Merger Agreement, among the Company, R&E Gaming and RAS is void and unenforceable against R&E Gaming and RAS, or alternatively, of their intention to terminate the Merger Agreement. Riviera has disputed the factual and legal assertions in the Termination Notice and intends to vigorously pursue its rights against Paulson, including collection of the approximately $5.8 million being held in escrow (the "Escrow Funds") by State Street Bank and Trust Company of California, N.A. as escrow agent under an Escrow Agreement dated as of September 15, 1997. The Escrow Funds consist of : (I) $3.00 per share (20%) down payment for shares of the Company's common stock, which are not owned by the Morgans, Waterfall, Vintiadis & Company, Inc. managed funds, Sun America Life Insurance Company, Keyport Life Insurance Company or Paulson and his affiliates, and (ii) interest at the rate of 7% pre annum on the $15.00 purchase price for such shares from September 1, 1997 to February 14, 1998. The escrowed funds include cash of $654,000 and a letter of credit in the amount of $5.2 million which was to expire on June 10, 1998. The letters of credit were extended for one year and automatically renew for an additional year if not replaced or cashed.

The Riviera Board of Directors set the close of business on May 1, 1998, as the record date for the Riviera minority stockholders entitled to receive anything Riviera collects from the escrow. In September 1998 the Company issued approximately 1,770,000 Contingent Value Rights (CVR's) to the May 1, 1998 stockholders of record. Excluded from participating are Morgens Waterfall, SunAmerica, Keyport Life and Paulson, and their affiliates and associates, who own an aggregate 3,355,000 Riviera shares. Riviera is currently engaged in litigation with R&E Gaming and its affiliates and there can be no assurance that Riviera will be successful in collecting all or any part of the funds currently held in the escrow account. It is possible that Riviera will not recover any of the escrow funds. The Contingent Value Rights alone will not entitle their holders to vote in the election of Riviera's directors or to any other benefits available to stockholders of Riviera. The Contingent Value Rights entitle their holders to share only in the proceeds of the funds currently in escrow (approximately $5.8 million or $3.29 per CRV).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth certain operating information for the Company for the three months and nine months ended September 30, 1998 and 1997. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.


                                                                 Three Months Ended       Nine Months Ended
                                                                    September 30,           September 30,
Income Statement Data:                                           1998      1997           1998      1997
                                                                 ----      ----           ----      ----
Revenues:
 Casino                                                          49.9%     46.7%          49.0%     47.3%
 Rooms                                                           22.4%     25.3%          24.0%     26.3%
 Food and beverage                                               15.2%     13.8%          15.0%     14.0%
 Entertainment                                                   14.4%     15.0%          13.6%     13.9%
 Other                                                            7.1%      7.3%           7.2%      6.8%
 Less promotional allowances                                     -8.9%     -8.2%          -8.8%     -8.3%
                                                                ------    ------         ------    ------
 Net Revenues                                                   100.0%    100.0%         100.0%    100.0%
                                                                ------    ------         ------    ------
Costs and Expenses:
 Casino                                                          60.7%     62.4%          58.9%     59.5%
 Rooms                                                           48.4%     49.0%          44.2%     44.7%
 Food and beverage                                               70.9%     75.8%          69.1%     72.6%
 Entertainment                                                   71.1%     76.8%          73.4%     72.4%
 Other                                                           29.8%     31.1%          28.6%     29.1%
 Selling, general and administrative                             21.6%     19.5%          19.6%     19.7%
 Corporate expenses, severance pay                                1.4%      0.0%           0.5%      0.0%
 Depreciation and amortization                                    7.7%      7.4%           7.5%      6.6%
                                                                 -----     -----          -----     -----
   Total costs and expenses                                      94.9%     92.7%          89.5%     88.4%
                                                                 -----     -----          -----     -----
Income from operations                                            5.1%      7.3%          10.5%     11.6%
Interest expense on $100 million notes                            0.0%     -7.6%          -3.8%     -7.1%
Interest income on Treasury Bills to retire $100 million notes    0.0%      2.1%           1.9%      0.7%
Interest expense, other                                         -12.3%     -6.9%         -12.1%     -2.6%
Interest income, other                                            1.5%      1.5%           1.6%      1.0%
Interest, capitalized                                             1.9%      0.0%           1.5%      0.0%
Other, net                                                       -1.4%     -0.6%          -0.9%     -0.9%
Income before (benefit) provision for income taxes               -5.2%     -4.1%          -1.3%      2.6%
(Benefit) provision for income taxes                             -1.7%     -1.4%          -0.4%      0.9%
                                                                 -----     -----          -----     -----
 Net income before extraordinary item                            -3.5%     -2.7%          -0.9%      1.7%
Extraordinary item, net of income taxes of $1.6 million           0.0%      0.0%          -2.5%      0.0%
                                                                 -----     -----          -----     -----
Net Income (Loss)                                                -3.5%     -2.7%          -3.4%      1.7%
                                                                 -----     -----          -----     -----
EBITDA Margin                                                    14.2%     14.7%          18.5%     18.2%
                                                                 -----     -----          -----     -----




1 EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding Paulson Merger costs and write off costs associated with a secondary offering which was withdrawn in the first quarter 1997 and corporate expenses, severance pay) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenues

Net revenues increased by $3.1 million, or 8.5%, from $36.4 million in the third quarter of 1997 to $39.5 million in third quarter of 1998. Casino revenues increased by $2.7 million, or 15.9%, from $17.0 million during 1997 to $19.7 million during 1998 due to a $1.6 million increase in slot revenues and a $1.0 million increase in tables games and other casino revenues. Slot revenues were up due to the opening of Nickel Town in late 1997 which is designed to offer value oriented slot customers an attractive location to play. Nickel Town is attracting additional walk-in customers from the Las Vegas Strip and it competes with Circus Circus, Slots-of-Fun and Westward Ho with value oriented food, beverage and merchandise. Table games revenue increased as the result of significant play from selected regular customers.

Room revenues decreased by $400,000, or 4.0% from $9.2 million in 1997 to $8.8 million in 1998 as the result of a slight decrease in hotel occupancy from 98.4% to 97.4% and a decrease of $2.10 in average daily rate from $49.95 in 1997 to $47.85 in 1998. Room revenue from tour operator bookings was down 21% due to the economic slow down in the Far East and competition from other Las Vegas Strip hotels.

Food and beverage revenues increased approximately $1.0 million, or 19.7%, from $5.0 million during 1997 to $6.0 million during 1998 due primarily to the addition of the Flying R Bar and Hound Doggies snack bar in Nickel Town and increased revenues in other bars in the main casino area.

Entertainment revenues increased by approximately $200,000, or 3.5%, from $5.5 million during 1997 to $5.7 million during 1998 due to a 7.5% increase in attendance. The number of cash tickets sold increased 9.0% while the number of complimentary tickets decreased 2.2%.

Other revenues increased by approximately $100,000, or 5.3%, from $2.7 million during 1997 to $2.8 million during 1998 due primarily to the Nickel Town gift shop revenues.

Promotional allowances increased $500,000, or 18.4%, from $3.0 million in 1997 to $3.5 million in 1998 due to competition for gaming revenues on the Las Vegas Strip.

Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   increased  by
approximately $1.4 million, or 5.9%, from $24.0 million for the three months ended September 30, 1997 to $25.4 million for the three months ended September 30, 1998.

Casino expenses increased by approximately $1.4 million, or 12.8%, from $10.6 million during 1997 to $12.0 million during 1998 due to casino marketing programs. Casino expenses as a percent of casino revenue decreased from 62.4% to 60.7% as table games revenues increased at a faster rate than related expenses.

Room costs decreased by approximately $200,000, or 5.2%, from $4.5 million during the 1997 period to $4.3 million during the 1998 period and room costs as a percentage of room revenue decreased from 49.0% in 1997 to 48.4% in 1998 due to operating efficiencies and stringent cost controls.


Food and beverage costs increased approximately $500,000, or 12.0%, from $3.8 million during the 1997 period to $4.3 million for the 1998 period. However, food and beverage costs as a percentage of revenues decreased from 75.8% in 1997 to 70.9% in 1998 because of the higher beverage promotional revenue from the casino bars which tend to have a higher profit margin than food outlets.

Entertainment costs decreased by approximately $200,000, or 4.1%, from $4.2 million in 1997 to $4.0 million in 1998 because of a reduction in production costs related to stagehand labor. Entertainment expense as a percentage of entertainment revenues decreased from 76.8% in 1997 to 71.1% in 1998 are a result of these operating efficiencies.

Other expenses remained at approximately $800,000 in 1997 and 1998. Increased cost of sales for the new Nickel Town gift shop were offset by reduced telephone operating costs brought about by newly installed technology.

Other Operating Expenses

Selling, general and administrative expenses increased $1.4 million, or 20.1%, from $7.1 million in 1997 to $8.5 million in 1998. These expenses increased from 19.5% of total net revenues in 1997 to 21.6% during the 1998 period. As a result of the scheduled opening of several new properties in 1998, 1999 and 2000, an estimated 38,000 jobs must be filled, including 5,000 supervisory positions. Because of the Riviera's performance and reputation, its employees are prime candidates to fill these positions. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 90 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $150,000 in the third quarter of 1998. The total cost of the Plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001. In the third quarter of 1997 certain executive incentives and profit sharing based on EBIDTA were reduced as it became apparent that the Company would not reach its EBITDA goal.

Corporate expenses for severance payments resulting from changes in the composition of the Board of Directors and executive staff totaled $550,000 in 1998. Included were payments for the spread on options, consulting agreements and other compensation.

Depreciation and amortization increased by approximately $300,000, or 13.3%, from $2.7 million in 1997 to $3.0 million in 1998 due to capital expenditures for operating assets in the twelve months ended September 30, 1998 totaling approximately $11.2 million for the Riviera Hotel and Casino in Las Vegas, Nevada.

Other Income (Expense)

Combined interest expense (interest expense on the old $100 million defeased notes, less interest income on T Bills, plus interest on the new bonds) increased by $400,000 from $4.5 million to $4.9 million because the Company issued $175.0 million 10% First Mortgage Notes on August 13, 1997,to defease its old bonds.

Interest income, other increased $40,000 because of the increased cash balances from the remaining proceeds of the $175.0 million notes. Capitalized interest increased $764,000 on the Black Hawk, Colorado, and Riviera Convention Center Expansion projects which commenced in late 1997.

During the third quarter of 1998, $567,000 in costs associated with the Paulson Merger and related litigation were charged to other expense. In the third quarter of 1997, $220,000 of costs related to the payoff of bank debt were charged to other expense.


Net Income (Loss)

As a result of the additional depreciation, litigation costs, and corporate expenses for severance pay, the net loss increased by approximately $400,000, from $1.0 million during the third quarter of 1997 to $ 1.4 million during the third quarter of 1998.

EBITDA

EBITDA increased by approximately $300,000, or 4.8%, from $5.3 million in 1997 to $5.6 million in 1998. Management believes that these results are encouraging in light of the results of many of its direct competitors on the Las Vegas
Strip. This is the fourth consecutive quarter in which Riviera has shown stability and growth. However, competition remains intense in Las Vegas with an apparent oversupply of rooms and significant logistical problems with regard to air and ground transportation in the immediate future.


Nine Months Ended September 30, 1998 Compared to
Nine Months Ended September 30, 1997

Revenues

Net revenues increased by $4.3 million, or 3.7%, from $116.5 million in 1997 to $120.8 million in 1998. Casino revenues increased by $4.0 million, or 7.3%, from $55.1 million during 1997 to $59.1 million during 1998 due to a $3.7 million increase in slot revenues and a $400,000 increase in table games and other casino revenue. Slot revenues were up due to the opening of Nickel Town which is designed to offer value oriented slot customers an attractive location to play.

Room revenues decreased by $1.7 million, or 5.4% from $30.6 million in 1997 to $28.9 million in 1998 as the result of a decrease in hotel occupancy from 98.2% to 95.6% and a decrease of $2.20 in average daily rate from $56.20 in 1997 to $54.00 in 1998. Room revenue from tour operator bookings was down 22% due to the economic slow down in the Far East, however some of this decrease was made up with aggressive marketing.

Food and beverage revenues increased approximately $1.9 million, or 11.6%, from $16.3 million during 1997 to $18.2 million during 1998 due primarily to the addition of the Flying R Bar and Hound Doggies snack bar in Nickel Town.

Entertainment revenues increased approximately $200,000, or 1.3%, from $16.2 million in 1997 to $16.4 million for 1998, and, the number of cash tickets sold increased 15,000, or 2.9%.

Other revenues increased by approximately $800,000, or 10.2%, from $7.9 million during 1997 to $8.7 million during 1998 due primarily to the Company operating its own pay phones. Prior to June 1997, pay phones were operated through a concession leased to a third party. In addition, a gift shop for discounted merchandise was opened in Nickel Town.

Promotional allowances increased $900,000, or 9.6%, from $9.7 million in 1997 to $10.6 million in 1998. Increased room, food and beverage complimentaries were partially offset by lower entertainment complimentaries.




Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   increased  by
approximately $2.4 million, or 3.4%, from $72.3 million for 1997 to $74.8 million for 1998.

Casino expenses increased by approximately $2.0 million, or 6.3%, from $32.8 million during 1997 to $34.8 million during 1998 due to slot marketing and tournament costs. Casino expenses as a percent of casino revenue decreased from 59.5% to 58.9% due to the resulting revenue increases.

Room costs decreased by approximately $900,000, or 6.4%, from $13.7 million during the 1997 period to $12.8 million during the 1998 period and room costs as a percentage of room revenue decreased from 44.7% in 1997 to 44.2% in 1998 due to efficient handling of the reduced room occupancy.

Food and beverage costs increased $700,000, or 6.3%, from $11.8 million in 1997 to $12.5 million in 1998 due to the increased sales. Food and beverage costs as a percentage of revenues decreased from 72.6% in 1997 to 69.1% in 1998 because of increased beverage promotional revenue from the casino bars to promote casino play. Beverage revenues produce a higher profit margin than food revenues.

Entertainment costs increased by approximately $300,000, or 2.7%, from $11.7 million in 1997 to $12.0 million in 1998 because of a reduction in the allocation of fixed entertainment costs to the casino. The number of entertainment complimentary tickets used by the casino decreased 10.8% from 83,000 in 1997 to 75,000 in 1998. Entertainment expense as a percentage of entertainment revenues increased from 72.4% in 1997 to 73.4% in 1998.

Other expenses increased $200,000, or 8.4%, from $2.3 million in 1997 to $2.5 million in 1998 because of the corresponding increase in gift shop revenues.

Other Operating Expenses

Selling, general and administrative expenses increased by approximately $800,000 from $22.9 million in 1997 to $23.7 million in 1998. Selling, general and administrative expenses decreased from 19.7% of total net revenues during 1997 to 19.6% in 1998 due to a reduction in corporate expenses and legal fees.

Corporate expenses for severance settlements caused by changes in the composition of the Board of Directors and executive staff totaled $550,000 in 1998. Included were payments for the spread on options, consulting agreements and other compensation.

Depreciation and amortization increased by approximately $1.3 million, or 17.4%, from $7.7 million in 1997 to $9.0 million in 1998 and from 6.6% to 7.5% of net revenues due to a significant increase in depreciable capital expenditures for operating assets in the twelve months ended September 30, 1998 totaling approximately $ 11.2 million.

Other Income (Expense)

Interest expense, other increased by $11.7 million because the Company issued 10% First Mortgage Notes in the amount of $175.0 million on August 13, 1997, in addition to carrying the now defeased 11% $100 million Notes until June 1, 1998, when the 11% Notes were redeemed. The Company used part of the proceeds of the 10% First Mortgage Notes to purchase United States Government securities which were deposited into an irrevocable trust held to retire the $100 million notes. Interest income on these securities was $2.3 million in 1998. Interest income, other increased $800,000 because of the increased cash balances from the remaining proceeds of the $175.0 million notes. Capitalized interest increased $1.8 million on the Black Hawk, Colorado, and Riviera Convention Center Expansion projects which commenced in late 1997.

During 1997 the Company withdrew a secondary offering due to market conditions and, as a result, charged costs totaling $850,000 to other expense. During 1998, $1.1 million in merger and acquisition costs related to the R&E Gaming Corporation Plan of Merger (Paulson Merger) were charged to other expense.


Extraordinary Item

The $100 million notes, for which retirement monies were put into trust in August 1997, were retired on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35% income tax effect of $1.6 million resulting in an extraordinary loss of $3.0 million.

Net Income (Loss)

As a result of the additional depreciation, interest and extraordinary item, net income decreased by approximately $6.1 million, from $2.0 million during the nine months ended September 30, 1997 to a loss of $4.1 million during the nine months ended September 30, 1998.

EBITDA

EBITDA increased by approximately $1.1 million, or 5.2%, from $21.2 million in 1997 to $22.3 million in 1998. During the same periods, EBITDA margins increased from 18.2% to 18.5%, respectively. Management believes that these results are encouraging in light of the results of many of its direct competitors on the Las Vegas Strip as competition remains intense with an apparent oversupply of rooms and significant logistical problems with regard to air and ground transportation in the immediate future.


Liquidity and Capital Resources

The Company had cash and cash equivalents of $52.1 million at September 30, 1998, which was $13.3 million less than balances at December 31, 1997 due to payments of bond interest on February 15, and August 15, 1998 of $17.5 million and capital expenditures of $21.0 million.

The Company's net cash from operating activities was approximately $1.8 million for the nine months ended September 30, 1998 compared to $13.3 million provided by operations in 1997. EBITDA for the first nine months of 1997 and 1998 was $21.2 million and $22.3 million, respectively. Management believes that cash flow from operations, combined with the $52.1 million cash on hand, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months, assuming that $40 million in project and equipment financing is available for the Black Hawk casino development. Should the Company not be able to finance all of the $40 million required for Black Hawk, capital expenditures in Las Vegas will be reduced if necessary.

Scheduled interest payments on the 11% Mortgage Notes were provided by the use of the U. S. Treasury Bills held to retire the $100 million notes and the related interest income. A portion of the proceeds of the 10% Notes was used to acquire U.S. Treasury Bills sufficient to pay the interest on the 11% Notes in December 1997 and the interest, principal and premium due June 1, 1998, when the retirement of the $100 million notes was accomplished. Substantially all of the covenants on the 11% Notes were released as a result of the "contractual defeasance" in August of 1997.

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

Management considers it important to the competitive position of the Riviera that expenditures be made to upgrade the property. Capital expenditures in Las Vegas totaled approximately $8.9 million in 1994, $7.8 million in 1995, $14.9 million in 1996, and $19.8 million in 1997 which excludes the Black Hawk project expenditures of $22.7 million. Management has budgeted approximately $24.8 million for capital expenditures in Las Vegas for 1998 including the convention center expansion. For the first nine months of 1998 capital expenditures were $14.9 million in Las Vegas and $6.2 million in Black Hawk. The Company expects to finance such capital expenditures from cash flow and the unused proceeds from the 10% Notes.

In August 1997, the Company, through its indirect 100% owned subsidiary, Riviera Black Hawk, Inc., purchased approximately 70,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. The Company is constructing a casino containing 1,000 slot machines, 14 table games, a 520-space covered parking garage, and entertainment and food service amenities. Management intends to finance the project with a portion of the unused proceeds from the new First Mortgage Notes, equipment leases and project (first mortgage) financing. The casino is scheduled to open in 1999. As of September 30, 1998, the company had invested $22.7 million in the Black Hawk, Colorado project.


Year 2000

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation is generally referred to as the "Year 2000 Problem". If such situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

The Company has conducted a comprehensive review of its computer systems and other systems for the purpose of assessing its potential Year 2000 Problem, and is in the process of modifying or replacing those systems which are not Year 2000 compliant. Based upon this review, management believes such systems will be compliant by mid-calendar 1999. However, if modifications are not made or not completed timely, the Year 2000 Problem could have a significant impact on the Company's operations.

All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of September 30, 1998, the Company has incurred costs of approximately $50,000 (primarily for internal labor) related to the system applications and anticipates spending an additional $200,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates will occur and actual results could differ.

In addition, the Company has communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and the Company's possible exposure to Year 2000 issues of such third parties. However, there can be no guarantee that the systems of other companies, which the Company's systems may rely upon, will be timely converted or representations made to the Company by these parties are accurate. As a result the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a significant adverse impact on the Company's operations.

Planning  for  the  Year  2000  Problem,   including  contingency  planning,  is
significantly complete and will be revised, if necessary.

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

Item 6.  Exhibits on Form 8-K

(a)    Exhibits - Employment agreements effective July 1, 1998

(b)     Reports on Form 8-K - none.

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




                                                RIVIERA HOLDINGS CORPORATION

                                                By: /s/ William L. Westerman
                                                William L. Westerman
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                By:/s/ Duane Krohn
                                                Duane Krohn
                                                Treasurer and
                                                Chief Financial Officer


                                                Date: November 5, 1998

EXHIBIT INDEX

Exhibit Number                Description

10.34 Employment Agreement between Riviera Operating Corporation and Ronald P. Johnson, July 1, 1998.

10.35 Employment Agreement between Riviera Operating Corporation and Duane R. Krohn, July 1, 1998.

10.36 Employment Agreement between Riviera Operating Corporation and Robert A. Vannucci, July 1, 1998.

10.37 Employment Agreement between Riviera Operating Corporation and Jerome P. Grippe, July 1, 1998.