Form 10-K
period 1998-12-31
RIVIERA HOLDINGS CORP
filed 1999-03-08
CIK 899647

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

For the fiscal year ended December 31, 1998

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X]

           Based on the average bid price for the Registrant's Common Stock as of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $27,560,382. As of February 26, 1999 the number of outstanding shares of the Registrant's Common Stock was 5,068,576.

Documents incorporated by reference: The Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held June 2, 1999 is incorporated by reference in Part III hereof.


                               Page 1 of 35 Pages
                    Exhibit Index Appears on Page 31 hereof.

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

Item 1.   Business................................................................................................3
             General .............................................................................................3
             The Abandoned Merger.................................................................................3
             The Riviera Hotel & Casino...........................................................................3
             The Black Hawk Project...............................................................................8
             Geographical Markets.................................................................................8
             Management Activities................................................................................9
             Competition........................................................................................ 10
             Employees and Labor Relations.......................................................................11
             Regulation and Licensing............................................................................11
             Federal Registration................................................................................18

Item 2.   Properties.............................................................................................19

Item 3.   Legal Proceedings......................................................................................19

Item 4.   Submission of Matters to a Vote of Security Holders....................................................19

Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters...........................20

Item 6.   Selected Financial Data................................................................................20

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................21
             Results of Operations...............................................................................21
             1998 Compared to 1997...............................................................................22
             1997 Compared to 1996...............................................................................23
             Liquidity and Capital Resources.....................................................................24
             Year 2000 ..........................................................................................25
             Forward Looking Statements..........................................................................26
             Recently Adopted Accounting Standards...............................................................26
             Recently Issued Accounting Standards................................................................26

Item 8.   Financial Statements and Supplementary Data............................................................27

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................27

Item 10.  Directors and Executive Officers of the Registrant.....................................................28

Item 11.  Executive Compensation.................................................................................28

Item 12.  Principal Shareholders.................................................................................28

Item 13.  Certain Relationships and Related Transactions ........................................................28

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K.........................................29

                                                      PART I

Item 1.    Business

General

           Riviera Holdings Corporation, a Nevada corporation (the "Company"), through its wholly-owned subsidiary, Riviera Operating Corporation, a Nevada corporation ("ROC"), owns and operates the Riviera Hotel & Casino (the "Riviera") located on Las Vegas Boulevard (the "Las Vegas Strip") in Las Vegas, Nevada. Opened in 1955, the Riviera has developed a long-standing reputation for delivering high quality, traditional Las Vegas-style gaming, entertainment and other amenities. The Company, through its wholly owned subsidiary Riviera Gaming Management, Inc. ("RGM"), manages the Four Queens Hotel/Casino in downtown Las Vegas.

           The Company, through its wholly-owned subsidiary, Rivera Black Hawk, Inc., is currently constructing a limited-stakes casino in Black Hawk, Colorado. The successful completion and opening of the casino will be contingent upon a number of factors including regulatory approval and the Company's ability to obtain additional financing. The Company believes the casino will begin operations in the first quarter of 2000.

The Abandoned Merger

           In March 1998 the Company was notified by Allen E. Paulson ("Paulson") that he was terminating the merger agreement dated as of September of 1997 among the Company, and R & E Gaming Corp. and Riviera Acquisition Sub, Inc., affiliates of Paulson. Pursuant to the merger agreement a company controlled by Paulson was to have acquired 100% of the Company's common stock for $15 per share, plus an interest factor. Approximately $5.8 million is being held in escrow for the holders of 1,770,000 Riviera Contingent Value Rights ("CVR's"). The CVR's entitle their holders to share only in the proceeds of the funds currently in escrow. Excluded from participating in the CVR's are Morgens Waterfall, SunAmerica, Keyport Life and Paulson, and their affiliates and associates, who own an aggregate 3,355,000 Riviera shares.

           The Company, three major stockholders of the Company and other defendants involved in the terminated merger are in litigation with Paulson relating to the merger agreement and related issues. The Company is paying the expenses of such litigation but will not share in any recovery of the escrow funds. See "Legal Proceedings" for further information concerning this litigation. There can be no assurance that the Company will be successful in collecting all or any part of the funds currently held in the escrow fund.

The Riviera Hotel & Casino

General

           The Riviera is located on the corner of the Las Vegas Strip and Riviera Boulevard, across from Circus Circus. The Riviera targets slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. Key elements of this strategy include offering a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with some of Las Vegas' most popular shows, all at reasonable prices.

Gaming

           The Riviera has 115,000 square feet of casino space. The casino currently has approximately 1,600 slot machines and 46 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) poker, baccarat, Let It Ride(R) and poker. The casino also includes a keno lounge and a 200-seat race and sports book.

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

           The current management team redirected its business away from high-stakes wagerers in favor of the less volatile mid-level gaming customers. In order to effectively pursue this strategy, management has made several strategic changes including reconfiguring the casino space, installing new slot machines and bill acceptors, reducing the number of gaming tables and de-emphasizing baccarat. In addition, management implemented stricter credit policies and reduced baccarat table limits. As a result, the percentage of table game dollar volume represented by credit play declined from approximately 24% in 1993 to13% in 1998. Also, in 1998, revenues from slots and tables were approximately 76% and, 24% respectively, as compared to 55% and 45%, respectively, in 1992.

           During 1998, management continued a number of initiatives at the Riviera to increase slot play, including the replacement of old slot machines, the installation of bill acceptors and the addition of slot hosts. The Company's strategy is to continue to increase slot play through marketing programs and other improvements, including (i) the Company's slot upgrade program, which was completed in December 1997, (ii) addition of new signage, (iii) promotion of the Riviera Player's Club, (iv) sponsorship of slot tournaments, (v) creation of promotional programs, (vi) marketing of the "World's Loosest Corner of Slots" and "$40 for $20(R)" slot promotions, and (vii) the opening of "Nickel Town(R)" at the end of 1997. The Company developed Nickel Town on the corner of the Las Vegas Strip and Riviera Boulevard at the crosswalk from Circus Circus and the local Strip bus stop for approximately $5 million. The 10,000 square foot facility contains approximately 300 slot machines, a bar, snack bar and souvenir shop. Food and beverage items are priced very attractively and promoted extensively. Dramatic signage and lighting effects compatible with the property's existing facade facing the Las Vegas Strip create a "must see" effect for passers by on both sides of the Las Vegas Strip. The Company believes that the nickel player represents the most rapidly growing portion of the Las Vegas gaming market and was frequently neglected by the Company's major competitors who focus their slot products on higher denominations. Currently 78% of the devices in Nickel Town are nickel slot machines.

           Casino segment revenues were $77,676,000, $71,624,000 and $80,384,000 in 1998, 1997 and 1996, respectively.

Hotel

           The Riviera's hotel is comprised of five hotel towers with approximately 2,100 guest rooms, including 169 suites. Built in 1955 as part of the original casino/hotel, the nine-story North Tower features 391 rooms and 11 suites. In 1967, the 12-story South Tower was built with 147 rooms and 31 suites. Another 220 rooms and 72 suites, including penthouse suites, were added to the property through the construction of the 17-story Monte Carlo Tower in 1974. In 1977, the six-story San Remo Tower added 243 rooms and six suites to the south side of the resort. The most recent phase of hotel expansion was completed in 1988 upon the opening of the 930 room, 49 suite, 24-story Monaco Tower. By the end of 1997 the Company completed refurbishment of all of its approximately 2,100 hotel rooms except for 65 one-bedroom suites in the Monte Carlo Building. Despite the significant increase in rooms on the Las Vegas Strip in the last three years, management believes that the Riviera has attained room occupancy rates that are among the highest on the Las Vegas Strip with 97.5% for 1994, 97.0% for 1995, 98.2% for 1996, 96.8% for 1997 and 95.2% for 1998 (based on available rooms). The average occupancy rate citywide was 85.8% in 1998 according to the Las Vegas Convention and Visitors Authority (the "LVCVA"). Room revenue has increased from $35.4 million in 1993 to $39.1 million in 1998, an increase of 10.5%. Management believes that this performance can be attributed to its targeted and coordinated marketing strategy, particularly its focus on conventioneers.

           Rooms segment revenues were  $36,626,000, $39,153,000 and $40,078,000 in 1998, 1997 and 1996, respectively.

Restaurants

           The quality, value and variety of food services are critical to attracting Las Vegas visitors. The Riviera offers five bars and five restaurants and serves an average of approximately 5,000 meals per day, including banquets and room service. The following table outlines, for each restaurant, the type of service provided and total seating capacity:

                                                                         Seating
Name                               Type                                 Capacity
----                               ----                                 --------
Kady's                             Coffee Shop                               290
Kristofer's                        Steak and Seafood                         162
Rik' Shaw                          Chinese                                   124
Ristorante Italiano                Italian                                   126
World's Fare Buffet                All-you-can-eat                           432
                                                                          ------
                                                                           1,134

           In addition, the Riviera operates a snack bar and continental breakfast buffet as well as a fast food court operated by a third party. The food court has 200 seats and several fast-food restaurants.

           Food and Beverage segment revenues were $17,635,000, $15,916,000 and $16,262,000 in 1998, 1997 and 1996, respectively.

Convention Center

           The Riviera features 160,000 square feet of convention, meeting and banquet space. The convention center is one of the largest in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. The Riviera hosts approximately 175 conventions per year. The hotel currently has over 1.15 million convention related advance bookings of rooms totaled approximately 620,000 definite bookings and approximately 530,000 tentative
bookings.  On  average,   approximately  25%  of  the  rooms  are  occupied  for
conventions.

           In March 1998 the Company commenced construction to expand its convention center from 100,000 square feet to 160,000. The new expanded facilities include new, state-of-the-art convention, meeting and banquet facilities, teleconferencing and satellite uplink capability, and 66,000 square feet of additional parking. The new facilities connect to the existing convention facility and the main hotel buildings to form one integrated structure. The new addition known as the Royale Pavilion opened February 12, 1999, with a concert performed by the popular musical group, Air Supply.

Entertainment

           The Riviera has one of the most extensive entertainment programs in Las Vegas, offering four different regularly scheduled shows and special appearances by headline entertainers in concert. The Company believes entertainment provides an attractive marketing tool to attract customers to the Riviera. The Riviera offers one of the most extensive entertainment programs in Las Vegas, including such well received shows as Splash(R) (a variety show), An Evening at La Cage(sm) (a female impersonation show), Crazy Girls(sm) (an adult revue) as well as featured comedians at the Riviera Comedy Club. The Company updates its shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with the Company's emphasis on mid-level customers. The readers of the Las Vegas Review Journal voted the Riviera Comedy Club the number one comedy club in Las Vegas and the Crazy Girls bronze sculpture in front of the Hotel as the best visitor photo opportunity in Las Vegas in the most recently released "Best of Las Vegas" readers' survey.

           Other entertainment includes the 200-seat Le Bistro entertainment lounge located in the casino, which offers live performances every night. In addition, the Riviera presents major concerts which since 1996 have included performers such as the Beach Boys, the Pointer Sisters, Drew Carey, Air Supply, Frankie Avalon, Bobby Vee, Dion, the Doobie Brothers and Billy Ray Cyrus. The Company believes the recently completed Royale Pavilion will enable it to increase attendance at special events since, in the past, the then existing facilities could not accommodate the demand for tickets.

           Entertainment revenues including complimentaries have increased from $16.5 million in 1993 to $21.5 million in 1998, a 30% increase. Management believes that this increase is attributable to the popularity of the in-house productions supplemented by focused marketing and consistent advertising messages.

           Entertainment segment revenues were $19,764,000, $19,855,000 and $20,714,000 in 1998, 1997 and 1996, respectively.

           "All Other" segment revenues, derived primarily from telephone revenue, sales of retail merchandise and store rentals totaled $8,254,000, $7,244,000 and $6,960,000 in 1998, 1997 and 1996, respectively.

Future Expansions

           The Company is exploring the possible development of an approximately 60,000 square-foot domed shopping center and entertainment complex to be constructed directly over the casino which will contain stores and entertainment that will appeal to the Riviera's main target audience, adults aged 45 to 65. The exit from the complex would be by an escalator which will deliver patrons to the casino. The Company would require partners to finance, develop and operate the entertainment attraction and retail stores. To date no such partners have been identified.

           The Company is exploring a number of options for the development of its existing 26 acre site. These options include a joint venture for the development of a time-share condominium tower or an additional hotel tower and parking garage. Under the terms of the Company's Bond Indenture, the Company could contribute up to 6 acres of land to such projects and if the Company decides to develop a time share tower a third party would construct and sell time-share units and arrange financing. Management believes that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base for additional casinos customers. The development of a time-share tower or parking facility would require additional financing and, in the case of the time-share tower, a joint venture partner, none of which the Company has in place at this time.

Marketing Strategies

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

           The Riviera will continue to emphasize marketing programs that appeal to slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. In addition, a key marketing focus is maintaining and expanding Riviera's core conventioneer customer base. In developing its overall marketing programs, the Company conducts extensive, ongoing research of its target customers' preferences through surveys, one-on-one interviews and focus groups.

           Create Repeat Customers

           Generating customer loyalty is a critical component of management's business strategy as retaining customers is less expensive than attracting new ones. The Company has developed a focused and coordinated marketing program intended to develop a loyal customer base which emphasizes (i) providing a high level of service to its customers to ensure an enjoyable experience while at the Riviera, (ii) responding to customer surveys and (iii) focusing marketing efforts and promotional programs on customers with positive gaming profiles. The Company uses its research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Player's Club which tracks their level of play, and to fill out surveys that provide the Riviera with personal information and preferences. Members of the Riviera Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail and telemarketing. The Company designs promotional offers targeted at certain mid-level gaming patrons that are expected to provide significant revenues based upon their historical gaming patterns. The Company contacts these customers through a combination of direct mail and telemarketing by an in-house marketing staff and independent representatives located in major cities. The Riviera uses a proprietary database which is linked to its player tracking system to help identify customers' requirements and preferences; thereby allowing the Riviera to customize promotions to attract repeat visitors. The Company offers customers personalized service, credit availability and access to a variety of complimentary or reduced-rate room, dinner and entertainment reservations. Management uses a specialized multi-tiered marketing approach to attract customers in each of its major markets. Slot and table game tournaments and special events are designed for specific levels of play. Utilizing its proprietary database the Company's marketing department then targets and invites the customers most appropriate for the customized events. In addition, the Company hosts an array of special events, including slot and table tournaments, designed to attract customers for an extended stay. Management has found that this individualized marketing approach has provided significant revenues and profitable repeat business.

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

           Attract Walk-In Traffic

           The Company seeks to maximize the number of people who patronize the Riviera that are not guests in the hotel by capitalizing on Riviera's prime Strip location, convention center proximity and the Riviera's several popular in-house productions. The Riviera is well situated on the Las Vegas Strip near Circus Circus, Stardust Hotel & Casino, Westward Ho Casino & Hotel, Sahara Hotel & Casino, Las Vegas Hilton and the Las Vegas Convention Center. Management strives to attract customers from those facilities, as well as capitalize on the visitors in Las Vegas in general, with the goal of increasing walk-in traffic by
(i) the development and promotion of Nickel Town, (ii) providing a variety of quality, value-priced entertainment and dining options, and (iii) promoting the "World's Loosest Corner of Slots," the "Free Pull" and "$40 for $20" slot promotions, and placing them inside the casino.

           Focus on Convention Customers

           This market consists of two groups: (i) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (ii) those attending city-wide events, usually held at the Las Vegas Convention Center. The Riviera targets convention business because it typically provides patrons willing to pay higher room rates and it provides certain advance planning benefits, since conventions are usually booked two years in advance of the event date. Management focuses its marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. The Riviera also benefits from its proximity to the Las Vegas Convention Center which makes it attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. The Company derives approximately 25.5% of its hotel occupancy from convention customers and considers them a critical component of its customer base. Management believes that the recently completed expansion of the Riviera's Convention Center from 100,000 to 160,000 square feet will accommodate the growth in the size and number of groups that presently use the facility, attract new convention groups and increase the percentage of rooms occupied by conventioneers.

           Tour and Travel Operators

           Management has found that many of its customers use tour and travel "package" options to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods enabling the Company to maintain occupancy rates at the highest levels throughout the year. Management has developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. The Company's four largest tour and travel operators, currently account for approximately 500 of the available 2,100 room bookings per night. The Company makes an effort to convert many tour and travel customers who meet the Company's target customer gaming profile into repeat slot customers.

The Black Hawk Project

           The Company's indirect wholly-owned subsidiary, Riviera Black Hawk, Inc. ("Riviera Black Hawk") is constructing a casino in Black Hawk, Colorado. This property will be one of the largest integrated casino and parking facilities in the state of Colorado and will be located at one of the premiere gaming sites in Black Hawk, approximately 40 miles west of Denver. It will be one of the first casinos encountered when traveling from Denver to the adjacent gaming sites of Black Hawk and Central City. The casino will feature one of the largest gaming selections in the market with approximately 1,000 slot machines and 14 gaming tables. A variety of other amenities will be offered, which are designed to differentiate this casino, including (1) on-site covered parking for 520 vehicles offering convenient safe parking and valet options, (2) an approximately 265 seat casual dining restaurant with two themed bars, and (3) an entertainment center with seating for up to 600 people. The Company believes that its Black Hawk casino will be successful due to its premiere location, single floor Las Vegas-style casino, convenient covered self-parking, superior size and amenities.

           The casino is expected to be completed and open in the first quarter of 2000. The Company presently estimates that the total cost to develop and open the casino, excluding capitalized interest and financing related costs, will be approximately $63.0 million, which includes: (i) $15.1 million for the purchase of the land on which the casino is being developed, (ii) $27.5 million bonded "Guaranteed Maximum Price" construction cost, (iii) $10.6 million for furniture, fixtures and equipment, (iv) $7.7 million for project and development costs, fees and permits and (v) $2.1 million for pre-opening costs and initial working capital. As of December 31, 1998, the Company had spent $25.0 million on this project (excluding capitalized interest).

Geographical Markets

The Las Vegas Market

           Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the LVCVA, the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last twelve years from 15.2 million in 1986 to 30.6 million in 1998, a compound annual growth rate of 6.0%. Clark County gaming has continued to be a strong and growing business with Clark County gaming revenues increasing at a compound annual growth rate of 8.4% from $2.4 billion in 1986 to $6.3 billion in 1998.

           Gaming and tourism are the major attractions of Las Vegas, complemented by warm weather and the availability of many year-round recreational activities. Although Las Vegas' principal markets are the western region of the United States, most significantly Southern California and Arizona, Las Vegas also serves as a destination resort for visitors from all over the world. A significant percentage of visitors originate from Latin America and Pacific Rim countries such as Japan, Taiwan, Hong Kong and Singapore.

           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 63% from approximately 67,000 at the end of 1989 to 109,365 at the end of 1998, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the country. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 85% for each of the years from 1993 through 1998. Since January 1, 1998 approximately 4,500 new hotel rooms opened, and as of December 31, 1998 there were 12,476 hotel rooms under construction. The LVCVA states that an additional approximately 3,500 rooms will be completed by the end of the year 2000. The new rooms under construction are primarily being designed to attract the high-end gaming and convention customers, and based on construction costs, will be priced at rates well above those which have been or can be charged by the Riviera based on the investment in its facility.

           The Company believes that the growth in the Las Vegas market has been enhanced as a result of (i) a dedicated program by the LVCVA and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (ii) the increased capacity of McCarran Airport and (iii) the introduction of large themed

"must see" destination resorts in Las Vegas. In 1988, approximately 1.7 million delegates attended conventions in Las Vegas and generated approximately $1.3 billion of economic impact. In 1998, the number of convention delegates had increased to 3.3 million with approximately $4.3 billion of economic impact.

           During the past five years, McCarran Airport has expanded its facilities to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran Airport has increased from approximately 22.5 million in 1993 to 30.2 million in 1998. Construction has recently been completed on numerous roadway enhancements to improve access to the Airport. An additional runway has also been completed and is now operational. The Airport has additional long-term expansion plans underway which will provide three new satellite concourses, 60 additional gates and other facilities.

The Colorado Market

           In November 1990, Colorado voters approved limited-stakes gaming ($5.00 or less per wager) in three historic gold mining areas, Black Hawk/Central City and Cripple Creek. Because of the $5.00 maximum bet, the casinos in Colorado emphasize gaming machine play. Black Hawk and Central City are contiguous, with Black Hawk being closer to Denver, and are located approximately 40 miles west of Denver and 10 miles north of Interstate 70, the main highway connecting Denver to many of Colorado's major ski resorts. Cripple Creek is located approximately 45 miles from Colorado Springs and 75 miles from Pueblo. Casinos located in the Black Hawk/Central City area serve primarily the residents of Denver and Boulder, Colorado and surrounding communities. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area.

           The proximity of the Black Hawk/Central City area to major population centers has contributed to consistent growth in gaming revenues in the market since the legalization of gaming in 1990. The Company also believes that the Black Hawk/Central City gaming market has benefitted from the entry of larger, well-capitalized gaming operators offering parking and superior amenities. As a result, gaming revenues have grown from $127.6 million in 1992 to $366.0 million in 1998, representing a 19% compound annual growth rate. As of December 31, 1998 there were 30 casinos and over 10,000 slot machines in operation in Black Hawk and Central City.

Management Activities

           In order to capitalize on management's expertise and reputation as successful operators of casino properties, the Company formed RGM, a wholly-owned subsidiary of the Company, for the primary purpose of obtaining casino management contracts in Nevada and other jurisdictions. RGM provides services such as assisting new venue licensee applicants in designing and planning their gaming operations and managing the start-up of new gaming operations. These services include casino design, equipment selection, employee recruitment and training, control and accounting systems development and marketing programs. Management believes that management contracts provide high margin income with limited additional overhead and little or no capital expenditure requirements. Management is continually evaluating opportunities to manage other casinos/hotels. The Company's objective is to obtain the right to a substantial equity position in projects it would manage as part of the compensation for its services.

Four Queens Management Agreement

           Riviera Gaming Management-Elsinore, Inc. ("RGME"), an indirect wholly-owned subsidiary of the Company, is operating the Four Queens Hotel and Casino, located adjacent to the Golden Nugget on Fremont Street in Downtown Las Vegas, pursuant to a Management Agreement effective as of February 27, 1997. The term of the agreement is approximately 40 months (subject to earlier termination by either party on six months notice. RGME is paid a minimum annual management fee of $1 million and a performance fee, which is payable only if cash flow increases materially above current levels. RGME has warrants to purchase common stock of Elsinore Corporation (the parent of the Four Queens Hotel/Casino) which appears unlikely to have significant value.

Other Management Opportunities

           The Company is continuously reviewing opportunities to expand and become a multi-jurisdictional casino company with greater capital resources to enable it to compete more effectively. The jurisdictions include, but are not limited to, Mississippi, Pennsylvania and Iowa. The Company may also become involved in financially distressed casino properties where it believes it may be able to effect a turn-around (similar to that which current management achieved at the Riviera) and can obtain a significant equity stake.

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

           Since January 1, 1998 approximately 4,500 new hotel rooms opened, and as of December 31, 1998 there were approximately 12,500 hotel rooms under construction. The LVCVA states that an additional 3,537 rooms will be completed by the end of the year 2000. Existing and future expansions, additions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional business from the Company's facilities. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

           During 1998, available room nights in the Las Vegas market increased from 37.7 million to 39.0 million or 3.5%, while total room nights occupied increased from 32.5 million to 33.4 million or 2.9%. The ending room inventory at December 31, 1998 was 109,365 compared to 105,347 at December 31, 1997, an increase of 4,018 rooms or 3.8 %. This has had the effect of intensifying competition. At the Riviera, room occupancy fell from 96.8% in 1997 to 95.2% in 1998 (still much higher than the Strip average) and room rates decreased by $3.43 or 5.8%, from $58.25 in 1997 to $54.82 in 1998.

           The Company also competes, to some extent, with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states. Any future development of casinos, lotteries or other forms of gaming in other states, particularly areas close to Nevada, such as California, could have a material adverse effect on the Company's results of operations.

           The current business of the Company is entirely dependent on gaming in Las Vegas. The Riviera derives a substantial percentage of its business from tourists, principally from Southern California and the southwestern United States. Weakness in the economy of Southern California has in the past, and could in the future, adversely affect the financial results of the Company. Until the Black Hawk casino opens, the Company's operations will be primarily dependent upon the results of operations achieved by the Riviera on the Las Vegas Strip. Any significant disruption in operations at the Riviera would have a material adverse effect on the Company.

Black Hawk, Colorado

           The Black Hawk/Central City gaming market is characterized by intense competition. The Company believes that the primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaining tables, types and pricing of non-gaming amenities, name recognition and overall atmosphere. The Company believes its main competitors will be the larger gaming facilities in the City of Black Hawk, particularly those with considerable on-site or proximate parking and established reputations in the local market. Of the 30 gaming facilities currently operating in Black Hawk/Central City, eight have over 400 gaming positions. The largest casinos in terms of the number of gaming positions are respectively, the Isle of Capri, Black Hawk, Harvey's Wagon Wheel Casino Hotel, Colorado Central Station, Bullwhackers Black Hawk, Canyon Casino, Fitzgeralds Casino Black Hawk, the Lodge and Gilpin Hotel Casino. Construction has also begun on the "Mardi Gras" casino, which is expected to feature over 600 slot machines. Other projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market, although the Company is not aware of whether any of these projects are proceeding.

           The Company expects the gaming facilities near the intersection of Main and Mill Streets to provide significant competition, while at the same time creating the greatest concentration of parking in the Black Hawk/Central City market, as well as attracting a critical mass of customers to the area. Colorado Central Station, one of the most successful casinos in the market, is located across the street from the Company's Black Hawk casino and has approximately 700 slot machines, 20 gaming tables and approximately 700 valet-only parking spaces. The Isle of Capri Black Hawk, operated by Casino America, which opened in December 1998, is located directly across the street from the Company's Black Hawk casino and features approximately 1,100 slot machines, 14 table games, and 1,000 parking spaces.

           Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, there can be no assurance that gaming will not be approved in other Colorado communities in the future.

           The Company will also compete with other forms of gaming in Colorado, including lottery gaming, and horse and dog racing as well as other forms of entertainment.

           Pursuant to a license agreement, the Riviera will license the use at the Black Hawk casino of all of the trademarks, service marks and logos used by the Riviera Hotel & Casino in Las Vegas. In addition, the license agreement will provide that additional trademarks, service marks and logos acquired or developed by the Company and used at its other facilities will be subject to the license agreement.

Employees and Labor Relations

           As of December 31, 1998 the Riviera had approximately 2,100 full time equivalent employees and had collective bargaining contracts with nine unions covering approximately 1,200 of such employees including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters and teamsters. The Company's agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of the Company's unionized employees, were renegotiated in 1998 and expire in the year 2002. Collective Bargaining Agreements with the Operating Engineers, Electricians and Musicians will expire in 1999, while the Agreements with the Carpenters and Painters will expire in 2000. A new Agreement was negotiated with the Teamsters and expires in 2003. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

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

           ROC is required to be licensed by the Nevada Gaming Authorities. The gaming license held by ROC requires the periodic payment of fees and taxes and is not transferable. ROC is also licensed as a manufacturer and distributor of gaming devices. Such licenses also require the periodic payment of fees and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of ROC. ROC is also registered by the Nevada Commission as an intermediary company and has been found suitable to own the stock of RGM which has been registered by the Nevada Commission as an
Intermediary company and has been found suitable to own the stock of its subsidiary RGME. RGME has been licensed as the manager of the Four Queens and such license is not transferable. ROC and RGME are each a Corporate Licensee (collectively, the "Corporate Licensees") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, ROC, RGM and RGME have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

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

           The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering, or hypothecate its assets to secure the payment or performance of the obligations evidenced by such a security, without the prior approval of the Nevada Commission, (ii) the pledge of the stock of a Corporate Licensee or Intermediary company ("Stock Pledge"), such as ROC, RGM and RGME, is void without the prior approval of the Nevada Commission, and (iii) restrictions upon the transfer of an equity security issued by a Corporate Licensee or Intermediary company and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission.

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

           The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming Licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming Licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

           Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War 1, and which conform to the requirements of applicable city ordinances regardless of the age of the structures. The Colorado Amendment provides that no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. The Colorado Amendment prohibits limited stakes gaming between the hours of 2:00 a.m. and 8:00 a.m., and allows limited stakes gaming to occur in establishments licensed to sell alcoholic beverages.

           Further, the Colorado Amendment provides that, in addition to any other applicable license fees, up to a maximum of 40% of the total amounts wagered less payouts to players may be payable by a licensee for conducting limited stakes gaming. Such percentage is to be established by the Colorado Limited Gaming Act of 1991 (the "Colorado Act").

           The Colorado legislature promulgated the Colorado Act to implement the provisions of the Colorado Amendment. The Colorado Act became effective on June 4, 1991 and has been amended subsequently.

           The Colorado Act declares public policy on limited stakes gaming to be that: (i) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; gaming is free from criminal and corruptive elements; (ii) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licenses gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) all establishments where limited stakes gaming is conducted and where gambling devices and equipment must be licensed, controlled and assisted to protect the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy and free competition in Colorado; and (iv) no applicant for a license of other approval has any right to a license or to the granting of the approval sought.

           The Colorado Act subjects the ownership and operation of limitation stakes gaming facilities in Colorado to extensive regulation by the Colorado Limited Gaming Control Commission (the "Colorado Commission") and prohibits persons under the age of 21 from participating in limited stakes gaming. No limited stakes gaming may be conducted in Colorado unless all appropriate gaming licenses are approved by and obtained from the Colorado Commission. The Colorado Commission has full and exclusive authority to promulgate, and has promulgated, rules and regulations governing the licensing, conducting and operating of limited stakes gaming (the "Colorado Regulations"). Such authority does not require any approval by or delegation of authority from the Colorado Department of Revenue (the "Colorado Revenue Department"). The Colorado Act also created the Division of Gaming within the Colorado Revenue Department to license, implement, regulate and supervise the conduct of limited stakes gaming in Colorado, supervised and administered by the Director of the Division of Gaming (the "Division Director").

           The Colorado Commission may issue:  (i)  slot machine or distributor,
(ii) operator, (iii) retail gaming, (iv) support and (v) key employee gaming licenses. The first three licenses require annual renewal by the Colorado Commission. Support and key employee licenses are issued for two year periods and are renewable by the Division Director. The Colorado Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

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

           Gaming employees must hold either a support or key employee license. Every retail gaming licensee must have a key employee license in charge of all limited stakes gaming activities when limited stakes gaming is being conducted. The Colorado Commission may determine that a gaming employee is a key employee and, require that such person apply for a key employee license.

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

           The Colorado Act requires that every officer, director, and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee shall be a person of good moral character and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

           Persons found unsuitable by the Colorado Commission may be required immediately to terminate any interest, association, or agreement with or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's application. A license approval may be conditioned upon the termination of any relationship with unsuitable persons.

           An applicant or licensee must report to the Division of Gaming or Colorado Commission all leases not later than 30 days after the effective date of the lease. Also, an applicant or a license, upon the request of the Colorado Commission or the Division Director, must submit copies of all written gaming contracts and summaries of all oral gaming contracts to which it is or intends to become a party. The Division Director or the Colorado Commission may require changes in the lease or gaming contract before an applicant is approved or participation in such agreement is allowed or may require termination of the lease or gaming contract.

           The Colorado Act and the Colorado Regulations require licensees to maintain detailed records that account for all business transactions. Records must be furnished upon demand to the Colorado Commission, the Division of Gaming and other law enforcement authorities. The Colorado Regulations also establish extensive playing procedures and rules of play for poker, blackjack and slot machines. Retail gaming licenses must adopt comprehensive internal control procedures. Such procedures must be approved in advance by the Division of Gaming and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others. No gaming devices may be used in limited stakes gaming without the approval of the Division Director or the Colorado Commission.

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

           All agreement, contracts, leases, or arrangements in violation of the Colorado Act or the Colorado Regulations are void and unenforceable.

           The Colorado Amendment requires an annual tax of as much as 40% on the total amount wagered less all payouts to players. With respect to games of poker, the tax is calculated based on the sums wagered which are retained by the licensee as compensation. Effective October 1 of each year, the Colorado Commission establishes the gaming tax for the following 12 months. Currently, the gaming tax is: 2% on the first $2 million of these amounts; 4% on amounts from $2 million to $4 million; 14% on amounts from $4 million to $5 million; 18% on amounts from $5 million to $10 million; and 20% on amounts over $10 million.

           The Colorado Commission requires all gaming licensees to pay an annual device fee for each slot machine, blackjack table and poker table of $75. The municipality of Black Hawk assesses an annual device fee of $750 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city. In addition, a business improvement fee of as much as $102 per device and a transportation authority device fee of $77 per device also may apply depending upon the location of the licensed premises in Black Hawk. The current annual business improvement fee is $89.04.

           Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, alcoholic beverage licenses and other municipal taxes and fees. Significant increases in these fees and taxes, or the imposition of new taxes and fees, may occur.

           Violation of the Colorado Act constitutes a class 1 misdemeanor which may subject the violator to fines or incarceration or both. A licensee who violates the Colorado Act or Colorado Regulations is subject to suspension of the license for a period of up to six months, fines or both, or to license revocation.

           The Colorado Commission has enacted rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term "publicly traded corporation" includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations even if created under the laws of a foreign country. Such requirements shall automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where such ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation, or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by said entity, the Colorado Commission may require that entity to comply with the disclosure regulations contained in Rule 4.5.

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

           Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (i) 5% or more of any class of voting securities of a publicly traded corporation required to include in its articles of organization the Rule 4.5 charter language provisions, or (ii) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee (all such persons hereinafter referred to as "qualifying persons"), shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

           A qualifying person who is an institutional investor under Rule 4.5 and who individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

           The Regulation also provides for exemption from the requirements for a finding of suitability when the Colorado Commission finds such action to be consistent with the purposes of the Act.

           Pursuant  to Rule  4.5,  persons  found  unsuitable  by the  Colorado
Commission must be removed from any position as an officer, director, or employee of a licensee, or from a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interest. The Colorado Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability or must apply for a key employee licensee.

           The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities and requires a liquor license. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses. Violation of state alcoholic beverage laws may constitute a criminal offense resulting in incarceration or fines or both.

           There are various classes of retail liquor licenses under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. Even though a retail gaming licensee may be issued various classes of retail liquor licenses, such gaming licensee may only hold liquor licenses of the same class. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval of the same. The Colorado Department of Revenue's Liquor Enforcement Division must also approve the application.

           Currently, no gaming or liquor licenses in Colorado have been granted in connection with the Black Hawk Project. Applications have been made for a retail gaming license and for a hotel and restaurant liquor license. Applications for key employee gaming licenses have also been made. Associate Person license applications have been submitted for some related companies as required by the Division Director. Additional gaming and support license applications will have to be made and approved prior to the opening of the casino. Certain stockholders of the Company owning more than 5% of the common stock are submitting information relevant to the requirement for a finding of suitability, or exemption from such finding.

Federal Registration

           ROC is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines. All requisite filings for the present year have been made.

Item 2.    Properties

           The Riviera complex is located on the Las Vegas Strip, occupies approximately 26 acres and comprises approximately one-million square feet, including 115,000 square feet of casino space, 160,000 square foot convention, meeting and banquet facility, approximately 2,100 hotel rooms (including approximately 169 luxury suites) in five towers, four restaurants, a buffet, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, executive and other offices for the Riviera are located on the property.

           There are 41 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

           The entire Riviera complex is encumbered by a first deed of trust securing the Notes. See, "Management's Discussion And Analysis of Financial Condition And Results of Operations."

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

           On April 9, 1998, Paulson, R&E Gaming Corp. and other Paulson-controlled entities (collectively, "Paulson") commenced an action in the United States District Court for the Central District of California against the Company, Jefferies & Company, Inc., Morgens, Waterfall,Vintiadis & Company, Inc., Keyport Life Insurance Company, SunAmerica Life Insurance Company and others, asserting various claims for the return of his down payment and damages. The Company believes there is no merit to Paulson's damage claims against the Company. The Company has vigorously contested, and will continue to contest, Paulson's claims. The Company has asserted counterclaims against Paulson, including a claim for the collection of the Escrow Funds for the benefit of the holders of CVRs. See, "Business - The Abandoned Merger" for further information.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

                                                      PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

           The Company's Common Stock began trading on the American Stock Exchange on May 13, 1996 and was reported on the NASDAQ Bulletin Board prior to that date. As of February 26, 1999, based upon information available to it, the Company believes that there were approximately 1,000 beneficial holders of the Company's Common Stock.

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

           The table below sets forth the bid and ask sales prices by quarter for the years ended December 31, 1998, 1997 and 1996, based on information provided by certain brokers who have had transactions in the Company's Common Stock during the year:


                                         First                 Second                  Third                 Fourth
-------------------------------------------------------------------------------------------------------------------
                                       Quarter                Quarter                Quarter                Quarter
-------------------------------------------------------------------------------------------------------------------
         1998
-------------------------------------------------------------------------------------------------------------------
       HIGH BID                         $10.75                  $6.00                  $5.75                  $3.88
-------------------------------------------------------------------------------------------------------------------
        LOW ASK                          15.06                  10.81                   8.13                   5.81
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
         1997
-------------------------------------------------------------------------------------------------------------------
       HIGH BID                        $ 12.88                $ 12.25                $ 12.13                $ 12.75
-------------------------------------------------------------------------------------------------------------------
        LOW ASK                          14.50                  14.13                  15.50                  14.94
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
         1996
-------------------------------------------------------------------------------------------------------------------
       HIGH BID                         $ 7.50                 $11.00                 $14.00                 $12.94
-------------------------------------------------------------------------------------------------------------------
        LOW ASK                           9.75                  17.75                  17.13                  15.63
-------------------------------------------------------------------------------------------------------------------

           On February 26, 1999, (the most recent trade date of the Company's common stock), 4,300 shares were traded closing at $5.4375 per share.

Item 6.    Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company for the years ended December 31 in thousands (in thousands except Net Income (Loss) Per Common Share):


                                                       1998            1997           1996            1995            1994
                                                       ----            ----           ----            ----            ----
Total Operating  Revenue                           $159,955        $153,793       $164,409        $151,146        $153,921
Net Income (Loss)                                   (4,057)           2,088          8,440           6,344           4,790
Net Income (Loss) Per Diluted
Common Share                                        ($0.81)           $0.40          $1.63           $1.26           $1.00
Total Assets                                        244,909         347,866        167,665         157,931         151,925
Long-Term Debt                                      179,439         177,512        109,088         110,571         113,155

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

           The following table sets forth the Company's income statement data as a percentage of net revenues (unless otherwise noted) for the Company for the periods indicated:

                                                                          1998              1997               1996
                                                                          ----              ----               ----
Revenues:
  Casino                                                                 48.6%             46.6%              48.9%
  Rooms                                                                  24.8%             27.2%              25.7%
  Food and Beverage                                                      15.0%             14.0%              13.8%
  Entertainment                                                          13.5%             13.6%              13.2%
  Other                                                                   7.0%              6.9%               6.1%
  Less promotional  allowances                                          (8.7%)            (8.3%)             (7.7%)
                                                                       -------           -------
     Net revenues                                                       100.0%            100.0%             100.0%

Costs and Expenses:
  Casino1                                                                58.3%             56.7%              56.9%
  Rooms1                                                                 52.7%             50.8%              52.9%
  Food and Beverage1                                                     73.3%             74.6%              71.7%
  Entertainment1                                                         78.3%             82.5%              82.4%
  Other1                                                                 29.7%             28.5%              29.2%
  General and administrative                                             16.9%             17.0%              16.9%
  Corporate expenses, severance pay                                       0.3%              0.0%               0.0%
  Depreciation and amortization                                           7.6%              6.8%               5.0%
     Total Costs and Expenses                                            89.8%             87.7%              85.8%

Income from operations                                                   10.2%             12.3%              14.2%
Interest expense on 11%, $100 million notes                              -2.9%             -7.2%              -6.7%
Interest income on Treasury Bills to retire 11%, $100 million notes       1.5%              1.5%               0.0%
Interest expense, other                                                 -12.2%             -4.6%              -0.6%
Interest income, other                                                    1.5%              1.3%               0.7%
Interest, capitalized                                                     1.7%              0.5%               0.0%
Other (income) expense, net                                              -0.8%             -1.0%              -0.3%
                                                                       -------           -------            -------
Income before provision for income taxes                                 -1.0%              2.2%               7.8%
(Benefit) provision for income  taxes                                    -0.3%              0.9%              -2.7%
                                                                       -------            ------            -------
     Net Income before extraordinary item                                -0.7%              1.4%               5.1%
Extraordinary item, net of income taxes of $1.6 million                  -1.9%              0.0%               0.0%
                                                                       -------           -------            -------
     Net Income (Loss)                                                   -2.5%              1.4%               5.1%
                                                                       =======           =======            =======

 EBITDA2  margin                                                         18.2%             19.1%              19.2%
-----------------------


1 Shown as a percentage of corresponding departmental revenue.

2 EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding corporate financing, severance and Paulson Merger/litigation costs.) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt.

1998 Compared to 1997

Revenues

           Net revenues increased by approximately $6.2 million, or 4.0%, from $153.8 million in 1997 to $159.9 million in 1998. Casino revenues increased by approximately $6.0 million, or 8.4%, from $71.7 million during 1997 to $77.7 million during 1998 due primarily to a $5.5 million, or 11.9%, increase in slot revenues as a result of the opening of Nickel Town in late 1997. Nickel Town is designed to offer value oriented slot customers an attractive location to play and is attracting additional walk-in customers from the Las Vegas Strip because it competes with Circus Circus, Slots-of Fun and Westward Ho with value oriented food, beverage and merchandise. Table games revenue increased as the result of significant play from selected regular customers. Room revenues decreased by approximately $2.2 million, or 5.3%. from $41.8 million 1997 to $39.6 million during 1998 as a result of a slight decrease in hotel occupancy from 96.8% to 95.2% and a decrease in average room rate of $3.43, or 5.8%, from $58.25 in 1997 to $54.82 in 1998. Food and beverage revenues increased approximately $2.3 million, or 10.8%, from $21.6 million 1997 to $23.9 million during 1998 due to additional covers in the bars and restaurants. Entertainment revenues increased by approximately $650,000, or 3.1%, from $20.9 million during 1997 to $21.5 million during 1998 due to 27,000 increased covers from 737,000 in 1997 to 764,000 in 1998. Other revenues increased by approximately $600,000, or 5.7%, from $10.6 million during 1997 to $11.2 million during 1998 due primarily to the Nickel Town gift shop revenues. Promotional allowances increased by approximately $1.3 million, or 10.0%, from $12.7 million during 1997 to $14.0 million during 1998 due to competition for gaming revenues on the Las Vegas Strip.

Direct Costs and Expenses of Operating Departments

           Total direct costs and expenses of operating departments increased by approximately $5.6 million, or 5.7%, from $98.2 million in 1997 to $103.8 million in 1998. Casino expense increased by approximately $4.7 million, or 11.5%, from $40.6 million during 1997 to $45.3 million during 1998 and casino expenses as a percent of casino revenue increased from 56.7% to 58.3%, due to increased marketing costs. Room costs decreased $400,000 or 1.8% from $21.2 million in 1997 to $20.8 million in 1998, however, room costs as a percentage of room revenues increased from 50.8% during 1997 to 52.7% during 1998 as room revenue decreased. Food and beverage costs increased by approximately $1.4 million, or 8.8%, from $16.1 million during 1997 to $17.5 million during the 1998 period resulting from a corresponding increase in revenues. Food and beverage costs as a percentage of food and beverage revenues decreased from 74.6% during 1997 to 73.3% during 1998 because food and beverage revenue increased while payroll and other costs remained relatively constant. Entertainment costs decreased by approximately $400,000, or 2.2%, from $17.2 million during 1997 to $16.8 million during 1998 and entertainment expense as a percentage of entertainment revenues decreased from 82.5% during 1997 to 78.3% in 1998 due to the increase in revenues in all Mardi Gras shows, special events and the box office operation. Other expenses increased by approximately $300,000, or 9.9%, from $3.0 million to $3.3 million due to the corresponding increase in Nickel Town gift shop sales.

Other Operating Expenses

           General and administrative expenses increased by approximately $800,000, or 3.1%, from $26.2 million for 1997 to $27.0 million 1998 due primarily to increased incentive and employee retention plan costs required to retain personnel in the competitive gaming environment. As a percentage of total net revenues, general and administrative expenses decreased from 17.0% during the 1997 period to 16.9% during the 1998 period. Corporate expenses for severance settlements caused by changes in the composition of the Board of Directors and executive staff totaled $550,000 in 1998. Included were payments for the spread on options, consulting agreements and other compensation. Depreciation and amortization increased by approximately $1.7 million, or 15.8%, from $10.5 million during the 1997 period to $12.1 million during the 1998 period due to a significant increase in depreciable capital expenditures for operating assets in the twelve months ended December 31, 1998 totaling approximately $20,000,000.

Other Income (Expense)

           Interest expense, other increased by $12.4 million because the Company issued 10% First Mortgage Notes in the amount of $175.0 million on August 13, 1997, in addition to carrying the now defeased 11%, $100 million notes until June 1, 1998, when the 11%, $100 million notes were redeemed. The Company used part of the proceeds of the 10% First Mortgage Notes to purchase United States Government securities, which were deposited into an irrevocable trust held to retire the 11%, $100 million notes. Interest income on these securities was $2.3 million in 1998. Interest income, other, increased $500,000 because of the increased cash balances from the remaining proceeds of the $175.0 million notes. Capitalized interest increased $1.9 million primarily on the Black Hawk, Colorado, and Riviera Convention Center Expansion projects.

           During 1997 the Company withdrew a secondary offering due to market conditions and, as a result, charged costs totaling $850,000 to other expense. Also, during 1997, approximately $400,000 in merger and acquisition costs related to the R&E Gaming Corporation Plan of Merger was charged to other expense. In 1998, $1.2 million in costs related to the abandoned Paulson Merger were charged to other expense.

Extraordinary Item

           The 11%, $100 million notes, for which retirement monies were put into trust in August 1997, were retired on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35% income tax effect of $1.6 million resulting in an extraordinary loss of $3.0 million.

Net Income

           As  a  result   of  the   additional   depreciation,   interest   and
extraordinary item, net income decreased by approximately $6.1 million, from $2.0 million in 1997 to a loss of $4.1 million in 1998.

EBITDA

           EBITDA, as defined, decreased by approximately $300,000, or 1.0%, from $29.4 million in 1997 to $29.1 million in 1998. During the same periods, EBITDA margin decreased from 19.1% to 18.2% of net revenues.

1997 Compared to 1996

Revenues

           Net revenues decreased by approximately $10.6 million, or 6.5%, from $164.4 million in 1996 to $153.8 million in 1997. Casino revenues decreased by approximately $8.8 million, or 10.9%, from $80.4 million in 1996 to $71.6 million in 1997 due to a general softness in the gaming market in Las Vegas. Room revenues decreased by approximately $400,000, or 1.0% from $42.2 million in 1996 to $41.8 million in 1997 as a result of a decrease in hotel occupancy from 98.2% to 96.8%. The decrease in occupancy was partially offset by an increase in ADR from $57.07 in 1996 to $58.25 in 1997. Food and beverage revenues decreased approximately $1.0 million, or 4.8%, from $22.6 million in 1996 to $21.6 million during 1997 due to fewer covers in the bars and restaurants. Entertainment revenues decreased by approximately $900,000, or 4.1%, from $21.8 million during 1996 to $20.9 million during 1997, due to the reduction in number of covers for the Splash variety show. Other revenues increased by approximately $600,000, or 5.7%, from $10.0 million during 1996 to $10.6 million during 1997 due primarily to management fees of approximately $1.0 million for operating the Four Queens Hotel/Casino in downtown Las Vegas. In 1996 the Company received a refund of $576,000 from a union health and welfare trust fund for reduced premiums. Promotional allowances remained relatively unchanged at approximately $12.6 million during 1996 and $12.7 million in 1997.

Direct Costs and Expenses of Operating Departments

           Total direct costs and expenses of operating departments decreased by approximately $6.9 million, or 6.5%, from $105.3 million in 1996 to $98.2 million in 1997. Casino expenses decreased by approximately $5.0 million, or 11.1%, from $45.7 million in 1996 to $40.7 million in 1997, and casino expenses as a percent of casino revenue decreased slightly from 56.9% to 56.7%. Room costs decreased approximately $1.0 million, or 5.0%, from $22.3 million in 1996 to $21.3 million in 1997, and room costs as a percentage of room revenues decreased from 52.9% during 1996 to $50.8% during 1997. Payroll and linen costs were reduced due to the lower occupancy. Food and beverage cost decreased by approximately $100,000, or 0.5%, from $16.2 million in 1996 to $16.1 million in 1997 resulting from a corresponding decrease in revenues. However, food and beverage costs as a percentage of food and beverage revenues increased from 71.7% during 1996 to 74.6% during l997 because of reduced beverage promotional revenue from the casino bars. Entertainment costs decreased by approximately $700, 000, or 4.0% from $17.9 million during 1996 to $17.2 million during 1997 due to the reduced expenses associated with lower covers in Splash. Entertainment expense as a percentage of entertainment revenues increased from 82.4% in 1996 to 82.5% in 1997 due to a decrease in revenues. Other expenses increased by approximately $100,000, or 3.3% from $2.9 million to $3.0 million due to the corresponding increase in other revenues.

Other Operating Expenses

           General and administrative expenses decreased by approximately $1.6 million, or 5.6%, from $27.8 million in 1996 to $26.2 million in 1997 due to decreased incentive plan costs associated with lower earnings. As a percentage of total net revenues, general and administrative expenses increased from 16.9% in 1996 to17.0% in l997 as a result of spreading of fixed costs over a smaller revenue base in the 1997 period. Depreciation and amortization increased by approximately $2.3 million, or 27.7%, from $8.2 million in 1996 to $10.5 million in 1997 due to capital expenditures of $21.0 million during the 1997 period.

Other Income (Expense)

           Interest expense, other, increased by $6.1 million because the Company issued 10% First Mortgage Notes of $175.0 million on August13, 1997, in addition to carrying the 11%, $100 million notes until June 1, 1998, when they were redeemed. The Company used part of the proceeds of the 10% First Mortgage Notes to purchase United States Government securities at a cost of $104.3 million which were deposited into an irrevocable trust held to retire the 11%, $100 million notes. Interest income on these securities was $2.3 million in 1997. Interest income, other, increased approximately $759,000, or 65.0%, from $1.2 million to $1.9 million because of the increased cash balances from the remaining proceeds of the $175.0 million notes.

           During the first quarter of 1997, the Company withdrew its secondary offering due to market conditions and, as a result, charged costs totaling $850,000 to other expenses. Also, during 1997 approximately $400,000 in merger and acquisition costs related to the Paulson Merger were charged to other expense.

Net Income

           As a result of the factors discussed above and a decrease in income taxes of approximately $3.1 million at a 34.5% effective rate, net income decreased by approximately $6.4 million, or 75.3%, from $8.4 million during 1996 to $2.1 million during 1997.

EBITDA

           EBITDA , as defined, decreased by approximately $2.1 million, or 6.8%, from $31.5 million in 1996 to $29.4 million in 1997. During the same periods, EBITDA margins were 19.2% and 19.1% respectively.

Liquidity and Capital Resources

           The Company had cash and cash equivalents of $48.9 million at December 31, 1998, which was $16.3 million less than balances at December 31, 1997, due primarily to capital expenditures of $34.1 million.

           The Company's net cash from operating  activities was approximately $
8.1 million for 1998 compared to $18.6 million in 1997. Cash flows used in investing activities were $28.8 million in 1998 and $42.8 million in 1997. Cash flows from financing activities were $4.0 million in 1998 and $63.9 million in 1997. EBITDA, as defined, for 1998 and 1997 was $29.1 million and $29.4 million, respectively. Management believes that cash flow from operations, combined with the $48.9 million cash on hand, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months, assuming that $40 million in project and equipment financing is available for the Black Hawk casino development. Should the Company not be able to finance all of the $40 million required for Black Hawk, capital expenditures in Las Vegas will be reduced or financed, if necessary.

           Scheduled interest payments on the 11%, $100 million notes were provided by the use of the U. S. Treasury Bills held to retire the 11%, $100 million notes and the related interest income. A portion of the proceeds of the 10% Notes was used to acquire U.S. Treasury Bills sufficient to pay the interest on the 11%, $100 million notes in December 1997 and the interest, principal and premium due June 1, 1998, when the retirement of the 11%, $100 million notes was accomplished. Substantially all of the covenants on the 11%, $100 million notes were released as a result of the "contractual defeasance" in August of 1997. The debt was redeemed on June 1, 1998, resulting in an extraordinary charge, net of tax, of $3 million.

           On August 13, 1997, the Company raised $175 million in 10% Notes due August 15, 2004. Cash flow from operations is not expected to pay 100% of the principal at maturity. Repayment will be dependent upon refinancing, and there can be no assurance that the Company will be able to refinance the principal amount of the 10% Notes at maturity. The 10% Notes are not redeemable at the option of the Company until August 15, 2001, and thereafter are redeemable at premiums beginning at 105.0% and declining each subsequent year to par in 2003.

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

           The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and ROC to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and ROC would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. Management believes that as of December 31, 1998, the Company was in compliance with the covenants.

           Management considers it important to the competitive position of the Riviera that expenditures be made to upgrade the property. Capital expenditures in Las Vegas totaled approximately $8.9 million in 1994, $7.8 million in 1995, $14.9 million in 1996, $19.8 million in 1997 and $23.6 million in 1998 which excludes the Black Hawk project expenditures of $27.1 million for 1997 and 1998. Management has budgeted approximately $17.3 million for capital expenditures in Las Vegas for 1999 including the completion of the convention center expansion. The Company expects to finance the majority of such capital expenditures from cash flow and equipment financing.

           In August 1997, the Company, through its indirect 100% owned subsidiary, Riviera Black Hawk, Inc., purchased approximately 71,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. The Company is constructing a casino containing 1,000 slot machines, 14 table games, a 520-space covered parking garage, and entertainment and food service amenities. Management intends to finance the project with a portion of the unused proceeds from the new First Mortgage Notes, equipment leases and project (first mortgage) financing. The casino is scheduled to open in early 2000. As of December 31, 1998, the company had invested $27.1 million in the Black Hawk, Colorado project.

Year 2000

           In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation is generally referred to as the "Year 2000 Problem." If such situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

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

           All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of December 31, 1998, the Company has incurred costs of approximately $75,000 (primarily for internal labor) related to the system applications and anticipates spending an additional $200,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates will occur and actual results could differ.

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

Forward Looking Statements

           The Private Securities Litigation Reform Act of 1998 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements. These forward-looking statements generally relate to the Company's plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. The factors that may affect the Company's expectations of its operations, markets and services include, among others, the following: local and regional economic and business conditions; changes or developments in laws, regulations or taxes; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors and stockholders, as well as legislative, regulatory, judicial and other governmental authorities; competition; the loss of any licenses or permits or the Company's failure to renew gaming or liquor licenses on a timely basis; delays in completing the construction of the casino in Black Hawk, Colorado due to casualty, weather or mechanical failure, or labor disputes or work stoppages; changes in business strategy, capital improvements or development plans; availability of additional capital to support capital improvements and development; and other factors discussed under the captions "Business" or "Management's Discussion and Analysis of Financial Condition and Results of Operations,"or elsewhere in this Form 10-K.

Recently Adopted Accounting Standards

           The Financial Accounting Standards Board ("FASB") issued Statement of FinancialAccounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement required businesses to disclose comprehensive income and its components in their financial statements. The Company has no items of comprehensive income.

           The FASB issued SFAS No. 131, "Segment Reporting," which is effective for fiscal years ending after December 31, 1997. This statement requires companies to identify and disclose certain information regarding segments based upon the operating decisions of certain of the Company's management. The Company believes that it has complied with the requirements of the FASB.

Recently Issued Accounting Standards

           The FASB issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 1999. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company will adopt SFAS No. 133 in the year ending December 31, 2000. Management has not finalized its analysis of this SFAS or the impact on the Company.

           The American Institute of Financial Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." This standard provides guidance on the financial reporting costs for start-up costs and organization costs. This standard requires cost of start-up and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management is evaluating the impact that this standard could have on the Company's consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

    Riviera Holdings Corporation
    Financial Statements for the Years Ended
    December 31, 1998, 1997 and 1996 and
    Independent Auditors' Report




RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Page

INDEPENDENT AUDITORS' REPORT                                                                                        F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 1998 and 1997                                                                  F-2

   Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996                                    F-3

   Statements of Stockholders' Equity for Years Ended December 31, 1998, 1997 and 1996                              F-5

   Consolidated Statements of Cash Flows for Years Ended December 31, 1998, 1997 and 1996                           F-6

   Notes to Consolidated Financial Statements                                                                       F-8


INDEPENDENT AUDITORS' REPORT


Riviera Holdings Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Las Vegas, Nevada
February 19, 1999


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(In thousands, except share amounts)
-------------------------------------------------------------------------------------------------------------


ASSETS                                                                                     1998         1997

CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 48,883     $ 65,151
  Accounts receivable, net                                                                5,389        4,938
  Inventories                                                                             2,727        3,509
  Prepaid expenses and other assets                                                       4,028        4,554
                                                                                         ------       ------

           Total current assets                                                          61,027       78,152

U.S. TREASURY BILLS HELD TO RETIRE $100 MILLION NOTES                                                106,596

PROPERTY AND EQUIPMENT, Net                                                             175,622      153,611

OTHER ASSETS, Net                                                                         8,260        9,507
                                                                                         ------       ------

TOTAL                                                                                 $ 244,909    $ 347,866
                                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                       $ 363        $ 364
  Accounts payable                                                                       11,865       10,890
  Accrued interest, other                                                                 6,563        6,570
  Accrued expenses                                                                       10,053        8,795
                                                                                        -------       ------

           Total current liabilities                                                     28,844       26,619
                                                                                        -------       ------

DEFERRED INCOME TAX LIABILITY, Net                                                        3,123        5,958
                                                                                         ------        -----

$100 MILLION NOTES TO BE RETIRED BY THE U.S. TREASURY BILLS                                          100,000
                                                                                                     -------

OTHER LONG-TERM LIABILITIES                                                               4,933        4,076
                                                                                         ------        -----

LONG-TERM DEBT, Net of current portion                                                  174,506      173,436
                                                                                       --------      -------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Common stock ($.001 par value;  20,000,000  shares  authorized;  5,073,376 and
    4,903,680 shares at December 31, 1998 and 1997, respectively,
    issued and outstanding                                                                    5            5
  Additional paid-in capital                                                             13,457       13,711
  Treasury stock (34,300 shares at December 31, 1998)                                      (167)
  Notes receivable from employee stockholders                                                (3)        (207)
  Retained earnings                                                                      20,211       24,268
                                                                                         ------       ------

           Total stockholders' equity                                                    33,503       37,777
                                                                                         ------       ------

TOTAL                                                                                 $ 244,909    $ 347,866
                                                                                      =========    =========

See notes to consolidated financial statements.


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF OPERATIONS  YEARS ENDED DECEMBER 31, 1998,  1997 AND
1996 (In thousands, except per share and share amounts)
---------------------------------------------------------------------------------------------------------------------


                                                                                     1998         1997         1996

REVENUES:
  Casino                                                                          $ 77,676     $ 71,624     $ 80,384
  Rooms                                                                             39,607       41,812       42,246
  Food and beverage                                                                 23,940       21,603       22,641
  Entertainment                                                                     21,543       20,895       21,778
  Other                                                                             11,155       10,556        9,987
                                                                                   -------      -------       ------

          Total                                                                    173,921      166,490      177,036
  Less promotional allowances                                                       13,966       12,697       12,627
                                                                                   -------      -------      -------

          Net revenues                                                             159,955      153,793      164,409
                                                                                   -------     --------     --------

COSTS AND EXPENSES:
  Direct costs and expenses of operating departments:
    Casino                                                                          45,293       40,620       45,699
    Rooms                                                                           20,859       21,235       22,344
    Food and beverage                                                               17,539       16,118       16,223
    Entertainment                                                                   16,861       17,235       17,956
    Other                                                                            3,308        3,011        2,916
  Other operating expenses:
    General and administrative                                                      27,028       26,211       27,778
    Corporate expenses, severance pay                                                  551
    Depreciation and amortization                                                   12,137       10,485        8,212
                                                                                   -------      -------       ------

         Total costs and expenses                                                  143,576      134,915      141,128
                                                                                  --------     --------      -------

INCOME FROM OPERATIONS                                                              16,379       18,878       23,281
                                                                                   -------      -------      -------

OTHER INCOME (EXPENSE):
  Interest expense on $100 million notes                                            (4,642)     (11,067)     (11,063)
  Interest income on Treasury Bills held to retire $100 million notes                2,334        2,267
  Interest expense, other                                                          (19,545)      (7,908)      (1,022)
  Interest income, other                                                             2,440        1,926        1,167
  Interest capitalized                                                               2,679          771
  Other, net                                                                        (1,229)      (1,470)         505
                                                                                    --------     --------     ------

          Total other expense                                                      (17,963)     (15,481)     (10,413)
                                                                                   ---------    ---------    --------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR TAXES AND
  EXTRAORDINARY ITEM                                                                (1,584)       3,397       12,868

(BENEFIT) PROVISION FOR INCOME TAXES                                                  (533)       1,309        4,428
                                                                                     ------      ------        -----

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                             (1,051)       2,088        8,440

EXTRAORDINARY ITEM (net of income tax of $1.6 million)                              (3,006)
                                                                                    -------      ------       ------

NET INCOME (LOSS)                                                                 $ (4,057)     $ 2,088      $ 8,440
                                                                                  ==========    ========     =======

See notes to consolidated financial statements

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF OPERATIONS  YEARS ENDED DECEMBER 31, 1998,  1997 AND
1996 (In thousands, except per share and share amounts)
------------------------------------------------------------------------------------------------------------


                                                                        1998         1997         1996

EARNINGS PER SHARE DATA:
  Earnings (loss) per share before extraordinary item:
    Basic                                                                 $ (0.21)    $ 0.42        $ 1.73
                                                                          =========   =======       ======

    Diluted                                                               $ (0.21)    $ 0.40        $ 1.63
                                                                          =========   =======       ======

  Earnings (loss) per share before extraordinary item:
    Basic                                                                 $ (0.60)      $ -            $ -
                                                                          =========     ====           ===

    Diluted                                                               $ (0.60)      $ -            $ -
                                                                          =========     ====           ===

  Earnings (loss) per share:
    Basic                                                                 $ (0.81)    $ 0.42        $ 1.73
                                                                          =========   =======       ======

    Diluted                                                               $ (0.81)    $ 0.40        $ 1.63
                                                                          =========   =======       ======

  Weighted-average common shares outstanding                               5,037       4,913         4,880
                                                                           ======      ======        =====

  Weighted-average common and common equivalent shares                     5,037       5,214         5,169
                                                                           ======      ======        =====


See notes to consolidated financial statements.
                                                                     (Concluded)


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS'  EQUITY YEARS ENDED DECEMBER 31, 1998,
1997 AND 1996 (In thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------------------


                                                                                                     Notes
                                                                                                   Receivable
                                                            Additional                                from
                                   Shares         Common      Paid-In    Retained    Treasury       Employee
                                 Outstanding      Stock       Capital    Earnings      Stock      Shareholders       Total

BALANCES,
  JANUARY 1, 1996                 4,800,000         $ 5      $ 12,537    $ 13,740                                   $ 26,282

  Stock issued under employee
    stock purchase plan             137,000                     1,543                                 $ (1,383)          160
  Collections of stockholders'
    receivables                                                                                            332           332
  Refunds on employee
    stock purchases                 (17,600)                     (198)                                     198
  Director compensation plan          3,103                        37                                                     37
  Net income                              -                                 8,440                                      8,440
                                         --                                ------                                      -----

BALANCES,
  DECEMBER 31, 1996               4,922,503           5        13,919      22,180                         (853)       35,251

  Stock issued under employee
    stock purchase plan               6,200                        71                                      (71)
  Collections of stockholders'
    receivables                                                                                            425           425
  Refunds on employee
    stock purchases                 (25,900)                     (292)                                     292
  Director compensation plan            877                        13                                                     13
  Net income                                                                2,088                                      2,088
                                                                           ------                                     -----
BALANCES,
  DECEMBER 31, 1997               4,903,680           5        13,711      24,268                         (207)       37,777

  Stock issued under executive
    option plan                     269,096                       480                                                    480
  Collections and refunds of
    stockholders' receivables, net                                                                        (530)         (530)
  Purchase of treasury stock        (34,300)                                          $ (167)                           (167)
  Refunds on employee stock
    purchases                       (65,100)                     (734)                                     734
  Net loss                                                                 (4,057)                                    (4,057)
                                                                           --------                                   -------

BALANCES,
  DECEMBER 31, 1998               5,073,376         $ 5      $ 13,457    $ 20,211     $ (167)              $(3)     $ 33,503
                                 ==========        ====     =========   =========    ========             ======    ========



See notes to consolidated financial statements.


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In thousands)
-------------------------------------------------------------------------------------------------------------------------


                                                                                         1998          1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $ (4,057)     $ 2,088      $ 8,440
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                       12,137       10,485        8,212
    Provision for bad debts                                                                782          (16)         524
    Provision for gaming discounts                                                         (76)         (84)         232
    Gain on disposition of long-term debt, net                                                                      (505)
    Extraordinary item, call premium to retire $100 million notes                        4,624
    Interest income on U.S. Treasury Bills to retire $100 million notes                 (2,334)
    Interest expense, $100 million notes                                                 4,642       11,067       12,085
    Interest paid on $100 million notes                                                 (4,614)     (11,420)     (12,072)
    Interest expense, other                                                             19,545        7,874
    Interest paid, other                                                               (17,688)
    Interest capitalized on construction projects                                       (2,679)        (771)
    Changes in operating assets and liabilities:
      Increase in U.S. Treasury Bills purchased to retire $100 million notes                         (2,267)
      (Increase) decrease in accounts receivable, net                                   (1,157)         276       (1,535)
      Decrease (increase) in inventories                                                   782         (470)        (853)
      Decrease (increase) in prepaid expenses and other assets                             526       (1,862)         (90)
      (Decrease) increase in accounts payable                                             (774)       2,167          166
      Increase (decrease) in accrued expenses                                            1,258         (726)         104
      Increase (decrease) in current income taxes payable                                              (413)         362
      (Decrease) increase in deferred income taxes payable                              (2,835)       1,332        1,603
      Decrease in slot annuities payable                                                  (153)         253          578
      Increase in non-qualified pension plan obligation to CEO upon retire                 600          755        1,039
                                                                                          ----         ----        -----

           Net cash provided by operating activities                                     8,529       18,268       18,290

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment, other                               (21,432)     (19,752)     (14,923)
  Capital expenditures - Black Hawk, Colorado                                           (9,842)     (17,353)
  Interest capitalized on construction projects                                          2,679          771
  Increase in other assets - Black Hawk, Colorado                                          (27)        (100)
  (Increase) decrease in other assets                                                     (208)      (6,346)       1,906
                                                                                          ------     --------      -----

           Net cash used in investing activities                                       (28,830)     (42,780)     (13,017)
                                                                                       ---------    --------     --------

See notes to consolidated financial statements.
                                                                     (Continued)

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In thousands)
-------------------------------------------------------------------------------------------------------------------------


                                                                                        1998          1997         1996

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                              $ 172,848        $ 209
  U.S. Treasury Bills sold (purchased) to retire $100 million notes                  $ 108,930     (104,329)
  Payments to retire $100 million notes with call premium                             (104,313)
  Payments on long-term borrowings                                                        (364)      (5,041)      (2,226)
  Purchase of treasury stock                                                              (167)
  Proceeds from issuance of stock to employees and directors                                             13          197
  Net collections, cancellations employee stock purchase plan and exercise of employee
    stock options                                                                          (50)         425          332
                                                                                           ----        ----          ---

           Net cash provided by (used in) financing activities                           4,036       63,916       (1,488)
                                                                                        ------      -------       -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (16,268)      39,404        3,785

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            65,151       25,747       21,962
                                                                                       -------      -------       ------

CASH AND CASH EQUIVALENTS, END  OF YEAR                                               $ 48,883     $ 65,151     $ 25,747
                                                                                     =========    =========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Income taxes paid                                                                       $  -      $ 1,860      $ 2,463
                                                                                          ====     ========      =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Stock issued to employees for notes receivable                                          $  -         $ 71      $ 1,383
                                                                                          ====        =====      =======

  Noncash reductions of long-term debt                                                    $  -                     $ 845
                                                                                          ====                     =====

Property acquired with debt and accounts payable                                       $ 2,874
                                                                                       =======



See notes to consolidated financial statements.
                                                                     (Concluded)

RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - Riviera Holdings Corporation and its wholly owned subsidiary, Riviera Operating Corporation ("ROC"), (together, the "Company"), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.

      In July 1994, management established a new division, Riviera Gaming Management, Inc. ("RGM") for the purpose of obtaining management contracts in Nevada and other jurisdictions. In August 1995, RGM incorporated in the state of Nevada as a wholly owned subsidiary of ROC.

      All  significant   subsidiaries   are   consolidated   and  inter  company
      transactions eliminated in this presentation.

      Nature of Operations - The primary line of business of the Company is the operation of the Riviera Hotel and Casino (the "Riviera") on the "Strip" in Las Vegas, Nevada. The Company, through its gaming management subsidiary, also manages the Four Queens Hotel and Casino (owned by Elsinore Corporation) in downtown Las Vegas (see Note 13). Currently, the Company is developing a casino in Black Hawk, Colorado, through Riviera Black Hawk, Inc., ("RBH") a wholly owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM, and will manage the casino when completed.

      Casino operations are subject to extensive regulation in the State of Nevada by the Gaming Control Board and various other state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, recording casino and other revenues, and granting credit comply, in all material respects, with the applicable regulations.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ROC and RGM, and their related subsidiary entities. All material intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents - All highly liquid investments securities with a maturity of three months or less when acquired are considered to be cash equivalents. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

      The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under SFAS No. 115, are carried on the consolidated balance sheets in the cash and cash equivalents category. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities to be classified as either held to maturity, trading, or available for sale.

      Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each balance sheet date. Held-to-maturity securities are required to be carried at amortized cost. At December 31, 1998 and 1997, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and repurchase agreements, with an amortized cost of $35,781,000 and $50,534,000, respectively, maturing in three months or less.

      Inventories - Inventories consist primarily of food, beverage, gift shop, and promotional inventories; and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Property and Equipment - Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Interest incurred during construction of new facilities or major additions to facilities is capitalized and amortized over the life of the asset. Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets, which range from 5 for certain gaming equipment to 40 years for buildings. The costs of normal maintenance and repairs are charged to expense as incurred. Gains or losses on disposals are recognized as incurred.

      The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or circumstances indicate that carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.

      Other Assets - Other assets include bond offering costs and commissions, which are amortized over the life of the debt, and are included in interest expense.

      Restricted Cash for Periodic Slot Payments - At December 31, 1998 and 1997, the Company had interest-bearing deposits with a commercial bank in the amount of $55,000 and $208,000, respectively, which are restricted as to use. These amounts represent deposits required by the State of Nevada Gaming Control Board to fund periodic slot payments due customers through the year 2000 and are included in other noncurrent assets.

      Stock-Based Compensation - The effect of stock options in the income statement is reported in accordance with Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosures-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for unissued stock options in the stock option plan (see Note
      15).

      Fair Value Disclosure as of December 31, 1998 and 1997:

           Cash and Cash Equivalents, Accounts Receivable, Restricted Cash for Periodic Slot Payments, Accounts Payable, and Accrued Liabilities - The carrying value of these items is a reasonable estimate of their fair value.

           Long-Term Debt - The fair value of the Company's long-term debt (including the $100 million Notes to be retired by the U.S. Treasury Bills) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt is approximately $158,774,000 and $276,638,000 in 1998 and 1997,
           respectively.

      Casino Revenue - The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins and losses.

      Promotional Allowances - Promotional allowances consist primarily of accommodations, entertainment, and food and beverage services furnished without charge to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.

      The estimated costs of providing promotional allowances are classified as costs of the casino operating department through interdepartmental allocations. These allocations for the years ended December 31, 1998, 1997 and 1996, are as follows (amounts in thousands):

                                                     1998      1997      1996

Food and beverage                                    $ 6,271   $ 5,759   $ 6,364
Rooms                                                $ 1,698   $ 1,442   $ 1,209
Entertainment                                        $ 1,518     $ 903     $ 922
                                                    --------    ------     -----

Total costs allocated to casino                      $ 9,487   $ 8,104   $ 8,495
                                                     =======   =======   =======

      Federal Income Taxes - The Company and its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (ii) operating loss and tax credit carryforwards.

      Estimates and Assumptions - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities, and the estimated allowance for receivables. Actual results may differ from estimates.

      Reclassifications - Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the current year presentation. These reclassifications had no effect on the Company's net income.

      Recently Adopted Accounting Standards - The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement required businesses to disclose comprehensive income and its components in their financial statements. The Company has no items of comprehensive income.

      The FASB issued SFAS No. 131, "Segment Reporting," which is effective for fiscal years ending after December 31, 1997. This statement requires companies to identify and disclose certain information regarding segments based upon the operating decisions of certain of the Company's management. The Company believes that it has complied with the requirements of this SFAS.

      Recently  Issued  Accounting  Standards  - The FASB  issued  SFAS No. 133,
      "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 1999. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company will adopt SFAS No. 133 in the year ending December 31, 2000. Management has not finalized its analysis of this SFAS or the impact on the Company.

      The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged.

      Management is evaluating the impact that this standard could have on the Company's future consolidated financial statements.

2.    ACCOUNTS RECEIVABLE

      Accounts   receivable   consist  of  the  following  at  December  31  (in
      thousands):

                                                         1998      1997

Casino                                                   $ 3,492   $ 2,211
Hotel                                                    $ 3,211   $ 3,115
Other                                                        $ -     $ 158
                                                            ----     -----

Total                                                      6,703     5,484
Allowance for bad debts and discounts                     (1,314)     (546)
                                                          -------     -----

Ending balance                                             5,389     4,938
                                                           ======    =====

      Changes in the casino and hotel allowance for bad debts and discounts for the years ended December 31, 1998, 1997 and 1996, consist of the following (in thousands):

                                             1998      1997     1996

Beginning balance                              $ 546     $646     $741
Write-offs                                     $(391)   $(438)   $(912)
Recoveries                                      $ 81     $ 49     $ 61
Provision for bad debts                      $ 1,154     $372     $524
Provision for gaming discounts                 $ (76)    $(83)    $232
                                               ------    -----    ----

Ending balance                              $  1,314    $ 546    $ 646
                                            ========    =====     ====

3.    PREPAID EXPENSES AND OTHER ASSETS

      Prepaid expenses and other assets consist of the following at December 31 (in thousands):

                                                       1998      1997

Prepaid gaming taxes                                   $ 1,209   $ 1,286
Prepaid federal income taxes                           $ 1,092   $ 1,190
Prepaid insurance                                        $ 431     $ 263
Other prepaid expenses                                 $ 1,296   $ 1,815
                                                       -------   -------

Total                                                  $ 4,028   $ 4,554
                                                       =======   =======

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31 (in thousands):

                                                       1998         1997

Land and improvements                                   $37,638      $36,751
Buildings and improvements                              $80,381      $80,322
Equipment, furniture, and fixtures                      $71,238      $67,793
Construction in progress                                $32,083      $ 2,326
                                                        --------     -------

Total property and equipment                          $ 221,340    $ 187,192
Accumulated depreciation                              $ (45,718)   $ (33,581)
                                                      ----------   ----------

Net property and equipment                            $ 175,622    $ 153,611
                                                      ==========   =========

      In 1998 and 1997, approximately $2,679,000 and $771,000, respectively, in interest costs were capitalized on construction projects. Substantially all of the Company's property and equipment is pledged as collateral to secure debt (see Note 8).

5.    OTHER ASSETS

      Other assets consist of the following at December 31 (in thousands):

                                                            1998      1997

Deposits                                                      $ 163     $ 725
Bond offering costs and commissions, net                    $ 6,366   $ 7,327
Other                                                       $ 1,676   $ 1,247
Restricted cash for periodic slot payments                     $ 55     $ 208
                                                              -----     -----

Total                                                       $ 8,260   $ 9,507
                                                            ========  =======

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable consist of the following at December 31 (in thousands):

                                                          1998       1997

Outstanding chip and token liability                        $ 495      $ 681
Casino account deposits                                    $1,055      $ 203
Miscellaneous gaming                                       $  589      $ 716
                                                           ------      -----

Total liabilities related to gaming activities             $2,139     $1,600
Accounts payable to vendors                                $6,516     $7,944
Hotel deposits                                             $1,119     $  969
Construction payables                                      $1,749
Other                                                      $  342      $ 377
                                                           ------     -----

Total                                                   $  11,865   $ 10,890
                                                        =========   ========

      Accrued expenses consist of the following at December 31 (in thousands):

                                                            1998       1997

Payroll, related payroll taxes, and employee benefits       $5,919   $ 5,593
Incentive, retention, and profit sharing plans              $2,797   $ 1,982
Other                                                       $1,337   $ 1,220
                                                           -------   -------

Total                                                     $ 10,053   $ 8,795
                                                          =========  =======

7.    OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following at December 31 (in thousands):

                                                                                          1998      1997

Periodic slot payments due to customers through 2000, pre-funded by
  restricted cash (see Note 1)                                                               $ 55     $ 208
Nonqualified pension plan obligation to the CEO of the Company, payable in 20 quarterly installments upon expiration of his employment contract,
  plus accrued interest                                                                   $ 4,878   $ 3,868
                                                                                          --------  -------

 Total other long-term liabilities                                                        $ 4,933   $ 4,076
                                                                                          =======   =======


8.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31 (in thousands):

                                                                                   1998         1997

10% First Mortgage Notes maturing on August 15, 2004,  bearing  interest payable semi-annually on February 15 and August 15 of each year,  redeemable beginning
  August 1, 2001,  at 105%;  2002 at 102.5%;  and 2003 and  thereafter  at 100%.
  These notes are collateralized by the land and physical structures  comprising
  the Riviera Hotel and Casino                                                    $ 173,271    $ 172,963

5%Special  Improvement  District Bonds - issued by the City of Black Hawk, Black
  Hawk,  Colorado,  in the amount of $2,940,000 in July 1998. Bond proceeds will be used to finance certain road improvements and other infrastructure projects that will benefit the Riviera  BlackHawk  property  and the Isle of Capri,  an adjacent casino.  As of December 31, 1998,  approximately  $1,370,000 had been expended. Riviera BlackHawk is responsible to repay 50%
  of the obligation                                                                     687

Capitalized lease obligations (see Note 11)                                             473          741

5.6% note payable to computer  manufacturer  in monthly  installments of $8,835, including interest through August 2003, for a computer
  system and related peripherals                                                        438

8.5% unsecured, promissory notes in the original principal amount of
  $441,262, payable monthly and maturing December 31, 1998                                -           96
                                                                                         --           --

Total long-term debt                                                                174,869      173,800
Current maturities by terms of debt                                                    (363)        (364)
                                                                                       -----        -----

Total                                                                               174,506      173,436
                                                                                   ========     =======

      Maturities of long-term debt for the year ending December 31, 1998 are as follows (in thousands):

1999                                                   $ 363
2000                                                   $ 419
2001                                                   $ 230
2002                                                   $ 235
2003                                                   $ 214
2004                                               $ 173,271
Thereafter                                             $ 137
                                                       -----

Total                                              $ 174,869
                                                   =========

      During the fourth quarter of 1996 the Company restructured and retired certain of its long-term debt resulting in recognition of other income, net, of $505,000.

      Other income (expense) for the year ended December 31, 1997, includes $850,000 of costs for a canceled secondary offering.

      In February 1997, the Company entered into a $15.0 million, five-year reducing revolving line of credit (the "Credit Facility"). The Credit Facility bears interest at prime plus 0.5% or LIBOR plus 2.9%. The Company has not utilized this line of credit. The Credit Facility was modified as a result of the 10% First Mortgage Notes and the proposed Paulson Merger (see Note 12). The modifications included an increase in the allowable funded debt-to-EBITDA ratio to 4.75 to one. The Company is not currently meeting this requirement and, therefore, cannot draw down on the Credit Facility at this time. The Credit Facility is callable upon a change in control other than the Merger.

      On August 13, 1997, the Company issued 10% First Mortgage Notes (the "10% Notes") with a principal amount of $175 million dollars. The 10% Notes were issued at a discount in the amount of $2.2 million. The discount is being accreted over the life of the note on a straight-line basis. The 10%
      Note Indenture contains certain covenants that limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. A portion of the proceeds from the 10% Notes totaling $4.5 million was paid to a bank to retire certain long-term debt. As described in Note 9, a portion of the proceeds was invested in U.S. Treasury Notes to pay the 11% $100 Million Notes. The Company has registered under the Securities Act of 1933, as amended, securities identical to the 10% Notes. On January 8, 1998, the Company completed an exchange offer for such registered securities for the 10% Notes effective January 1, 1998.

      The 10% Notes are unconditionally guaranteed by all existing and future restricted subsidiaries of the Company, which will not initially include Riviera Black Hawk, Inc. ("RBH"). RBH will become collateral for the 10% First Mortgage Notes if certain consolidated operating ratios are met. As of December 31, 1998, RBH had no operations. At December 31, 1998, RBH only had assets of approximately $27.1 million, which represents the cost of the land for the Black Hawk Casino project and construction in progress. Therefore, the Company has not included separate financial information for the guarantors as of December 31, 1998. The Company intends to disclose such additional information in the future as the subsidiary develops.

      The Company has credit facilities totaling $1,100,000 for letters of credit issued periodically to foreign vendors for purchases of merchandise. The letters require payment upon presentation of a valid voucher.

9.    $100 MILLION NOTES RETIRED BY THE U.S. TREASURY BILLS

      On August 13, 1997, the Company used part of the proceeds from the 10% Notes to purchase United States Government Securities (the "Securities") at a cost of $109.8 million, which was deposited into an irrevocable trust. These Securities, together with interest that was earned by the Securities, was used to pay the principal, interest from August 13, 1997 to June 1, 1998, and call premium of $4,313,000 due on the 11% $100 Million Notes on June 1, 1998, which was the earliest date the 11% $100 Million Notes could be redeemed. Interest earned from the Securities is included in Interest income on Treasury Bills held to retire $100 million notes. The interest expenses from the 10% Notes and from the 11% $100 Million Notes are reported separately on the consolidated statements of income. As a part of the funding for the retirement of these notes, substantially all the covenants (other than payment of principal and interest) were released. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35% income tax effect of $1.6 million, resulting in an extraordinary loss of $3.0 million.

10.   FEDERAL INCOME TAXES

      SFAS No. 109 requires the Company to compute deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

      The effective income tax rates on income attributable to continuing operations differ from the statutory federal income tax rates for the year ended December 31, 1998, 1997, and 1996, as follows (in thousands):

                                  1998                  1997                   1996
                                 Amount      Rate      Amount      Rate       Amount       Rate

Taxes (benefit) at federal
  statutory rate                  $ (2,164)    (35.0)%   $ 1,189    35.0 %       $ 4,504     35.0 %
Other                                   21       0.3 %       120     3.5 %           (76)    (1.0)%
                                       ---      -----        ----    -----           -----    ------

Provision (benefit) for
  income taxes                    $ (2,143)    (34.7)%   $ 1,309    38.5 %       $ 4,428     34.0 %
                                  ==========   =======  ========    ======       ========    ======

      The tax effects of the items comprising the Company's net deferred tax liability consist of the following at December 31 (in thousands):

                                                                              1998        1997

Deferred tax liabilities:
  Basis in long-term debt obligations                                                        $ 150
  Reserve differential for hospitality and gaming activities                   $ 1,208     $ 1,214
  Difference between book and tax depreciable property                           6,299       6,955
  Other                                                                            928         867
                                                                                  ----         ---

Total                                                                            8,435       9,186
                                                                                 ------      -----

Deferred tax assets:
  Reserves not currently deductible                                              2,899       1,845
  Bad debt reserves                                                                460         191
  AMT and other credits                                                          1,953       1,192
                                                                                ------       -----

Total                                                                            5,312       3,228
                                                                                 -----       -----

Net deferred tax liability                                                     $ 3,123       5,958
                                                                               =======       =====

      The Company has $1,953,000 of alternative minimum tax credit available to offset future income tax liabilities. The credit has no expiration date.

11.   LEASING ACTIVITIES

      The Company leases certain equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at lease inception and are included with property and equipment. Management estimates the fair market value of the property and equipment, subject to the leases, approximates the net present value of the leases. The leased property and equipment consist primarily of signs and air conditioning equipment.

      The following is a schedule by year of the minimum rental payments due under capital leases, as of December 31, 1998 (in thousands).

1999                                                                     $ 462
2000                                                                     $ 232
                                                                         -----
Total minimum lease payments                                             $ 694
Taxes, maintenance, and insurance                                       $ (177)
Interest portion of payments                                             $ (44)
                                                                        ------

Present value of net minimum lease payments                              $ 473
                                                                         =====

      Rental expense for the years ended December 31, 1998, 1997 and 1996, was approximately $287,000, $275,000 and $334,000, respectively.

      In addition, the Company leases retail space (primarily to retail shops and fast food vendors) to third parties under terms of noncancelable operating leases that expire in various years through 2003. Rental income, which is included in other income, for the years ended December 31, 1998, 1997, and 1996, was approximately $1,615,000, $1,555,000, and $1,573,000, respectively.

      At December 31, 1998, the Company had future minimum annual rental income due under noncancelable operating leases as follows (in thousands):

1999                                       $ 1,183
2000                                         $ 647
2001                                         $ 428
2002                                         $ 276
2003                                         $ 150
                                             -----

Total                                      $ 2,684
                                           =======

12.   COMMITMENTS AND CONTINGENCIES

      The Company is party to several routine lawsuits, both as plaintiff and defendant, arising from normal operations of a hotel. Management does not believe that the outcome of such litigation in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

      Allen Paulson Merger/Litigation - In March 1998, the Company was noti-fied by Allen E. Paulson ("Paulson") that he was terminating the Merger Agreement entered into in September of 1997, whereby a company controlled by Paulson would acquire 100% of the Company's stock for $15 per share, plus an interest factor. Approximately $5.8 million is being held in escrow for the holders of 1,770,000 Riviera Contingent Value Rights ("CVRs"). The CVRs entitle their holders to share only in the proceeds of the funds currently in escrow. Excluded from participating in the CVRs are Morgens Waterfall, SunAmerica, Keyport Life, and Paulson, and their affiliates and associates, who own an aggregate 3,355,000 Riviera shares.

      The Company (and three major stockholders of the Company and other defendants involved in the terminated merger) is involved in litigation with Paulson relating to the Merger Agreement and related issues. The Company is paying the expenses of such litigation, but will not share in any recovery of the escrow funds. There can be no assurance that Riviera will be successful in collecting all or any part of the funds currently held in the escrow account.

      Other income (expense) for the year ended December 31, 1998 and 1997, includes $1,231,000 and $400,000, respectively, in costs relating to the Allen Paulson merger/litigation.

      Black Hawk Project - The Company is constructing a casino in Black Hawk, Colorado, on a site that was purchased for $15.1 million in August 1997. As of December 31, 1998, the Company had expended approximately $27.1 million on the project. The Company entered into a contract for a gross maximum price of $27.5 million for the construction of the casino. The Company estimated the cost of the project at $65 million. The Company believes that it has, or can raise, sufficient funds to complete the project.

      Employees and Labor Relations - As of December 31, 1998 the Riviera had approximately 2,100 full-time equivalent employees and had collective bargaining contracts with nine unions covering approximately 1,2000 of such employees including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters and teamsters. The Company's agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of the Company's unionized employees, were renegotiated in 1998 and expire in the year 2002. Collective Bargaining Agreements with the Operating Engineers, Electricians and Musicians will expire in 1999, while the Agreements with the Carpenters and Painters will expire in 2000. A new Agreement was negotiated with the Teamsters and expires in 2003. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

13.   MANAGEMENT AGREEMENTS

      From August 1996 until February 1997, RGM was operating the Four Queens in downtown Las Vegas under an interim management agreement for a fee of $83,333 per month. A long-term management agreement (the "Management Agreement") with Elsinore Corporation ("Elsinore"), the owner of the Four Queens, went into effect on February 28, 1997, the effective date of the Chapter 11 plan of reorganization of Elsinore. The Company believes that the terms of the Management Agreement are no less favorable to the Company than if the Company had negotiated with an independent party.

      The term of the Management Agreement is approximately 40 months, subject to earlier termination or extension. Either party may terminate the Agreement if cumulative earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the first two fiscal years are less than $12.8 million. The Four Queens EBITDA for the 24 months ending February 28, 1999 will approximate $10.7 million. Management and the Board of Directors of Elsinore have agreed to continue the agreement for its original term provided, however, that it could be terminated by either party on six month's notice. RGM is paid a minimum annual management fee of $1.0 million, payable in equal monthly installments. In addition, RGM is entitled to a fee of 25% of the amount by which the Four Queens EBITDA exceeds $8 million in any fiscal year. Based upon current historical and projected EBITDA, it is unlikely that the $8 million threshold will be met. RGM has received warrants to purchase 1,125,000 shares of common stock of Elsinore, exercisable during the term or extended term of the Management Agreement at an exercise price of $1 per share. In consideration of Four Queens' failure to meet the $12.8 million EBITDA threshold for the first two years of the agreement, RGME and Elsinore are negotiating a revised termination bonus.

      Either party can terminate the Management Agreement if (i) substantially all the Four Queens' assets are sold; (ii) the Four Queens is merged; or
      (iii) a majority of the Four Queens' or Elsinore's shares are sold. Upon such termination RGM will receive a $2.0 million termination bonus minus any amount realized or realizable upon exercise of the warrants.

      RGM has entered into a management agreement, in principle with Riviera Black Hawk, Inc. wherein RGM will receive management fees for operating Riviera Black Hawk, Inc. for a percentage of revenues and EBITDA.

14.   EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

      The Company has an employment agreement with Mr. Westerman, Chairman of the Board and Chief Executive Officer of the Company. This agreement includes an annual base salary, an incentive bonus based upon the extent of adjusted operating earnings, contributions to a Non-Qualified Pension Plan, and contributions to a Profit Sharing and 401(k) Plan. While employed by the company, contributions to the pension plan are in amounts equal to Mr. Westerman's salary each year plus interest on accrued amounts of a rate equal to the current effective interest rate of the Company (10.6% at December 31, 1998). In addition, the Company has termination fee agreements with each of the Directors, Executive Officers, and Significant Employees pursuant to which each of such employees will be entitled to receive one year's salary and health insurance benefits if their employment with the Company is terminated within one year of a change of control of the Company and without cause, or the involuntary termination of Mr. Westerman.

      On March 20, 1998, Mr. Westerman exercised a clause in the Agreement that requires the Company to establish a trust for the money in his retirement fund as permitted in his employment agreement following shareholder approval of a "change in control." The approval by the shareholders of the merger on February 5, 1998, constituted a change of control (see Note 12). The Company has entered into an agreement with Mr. Westerman to permit funding the trust amount at his option.

      The Company has an incentive compensation plan, covering employees of the Company who, in the opinion of the Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with the Company or other employees who also have made a significant contribution to the successful and profitable operation of the Company. The amount of the bonus is based on operating earnings before depreciation, amortization, interest expense, provision for income taxes, extraordinary losses and gains, any provisions or payments made pursuant to the Plan, and any provisions or payments made pursuant to the incentive compensation of the Chairman and Chief

      Executive Officer. During the years ended December 31, 1998, 1997 and 1996, the Company recorded accrued bonuses of $1,593,475, $920,000 and $2,588,000, respectively, based upon the above incentive compensation plan and the incentive compensation plan established for the Chairman of the Board under his employment agreement.

      The Company contributes to multi-employer pension plans under various union agreements to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,657,605, $1,604,199 and $1,650,000 for the years ended December 31, 1998, 1997, and 1996. These contributions were for approximately 1,400 employees, including food and beverage employees, room department employees, carpenters, engineers, stage hands, electricians, painters, and teamsters. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

      The Company sponsors a Profit Sharing and 401(k) Plan that incurred administrative expenses of approximately $36,000, $44,000 and $34,000 for the years ended 1998, 1997, and 1996, respectively.

      The profit sharing component of the Profit Sharing and 401(k) Plan provides that the Company will make a contribution equal to one percent of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1/10th of one percent thereof for each $200,000 by which operating earnings is exceeded, up to a maximum of three percent thereof. The Company may elect not to contribute to the Profit Sharing and 401(k) Plan if it notifies its employees by the first day of January of the Profit Sharing and 401(k) Plan year. An employee will become vested in the Company's contributions based on the employee's years of service. An employee will receive a year of vesting service for each plan year in which the employee completed 1,000 hours of service. Vesting credit will be allocated in 20% increments for each year of service commencing with the attainment of two years of service. An employee will be fully vested following the completion of six years of service.

      The 401(k) component of the Profit Sharing and 401(k) Plan provides that each eligible employee may contribute up to 15% of such employee's annual compensation, and that the Company will contribute 1% of each employee's annual compensation for each 4% of compensation contributed by the employee, up to a maximum of 2%. All non-union employees of the Company are eligible to participate in the Profit Sharing and 401(k) Plan after 12 consecutive months of service with the Company.

      As a result of the  scheduled  opening  of  several  new Las  Vegas  Strip properties in 1998, 1999, and 2000, an estimated 38,000 jobs must be filled, including 5,000 supervisory positions. Because of the Riviera's performance and reputation, its employees are prime candidates to fill these positions. In the third quarter of 1998, management instituted an employee retention plan (the "Plan"), which covers approximately 90 executive, supervisory, and technical support positions, and includes a combination of employment contracts, stay put agreements, bonus arrangements, and salary adjustments.

      The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $287,000 in 1998. The total cost of the Plan is estimated to be approximately $2.0 million over the period July 1, 1998, through June 30, 2001.

15.   STOCK OPTION PLANS

      At a meeting held on July 27, 1993, the Company's Board of Directors adopted a stock option plan providing for the issuance of both nonqualified and incentive stock options (as defined in the Internal Revenue Code). This stock option plan was ratified by the Company's stockholders at the April 26, 1994, annual meeting. The number of shares available for purchase under the Stock Option Plan as adopted was 120,000 (as adjusted pursuant to antidilution provisions). The stockholders approved a four-for-one stock split, increasing the number of shares of Common Stock available for purchase under the Stock Option Plan to 480,000. Options were granted for 228,000 shares for 1993; 132,000 shares for 1994; none for 1995; and 110,000 for 1996. No options were exercised in 1996, or 1997. On November 21, 1996, the Company amended the Stock Option Plan, which was approved at the annual meeting held on May 8, 1997, to increase the number of shares available under the Stock Option Plan from 480,000 shares to 1,000,000 shares and granted options to purchase 300,000 additional shares to Mr. Westerman. During 1998, 95,000 options were issued for 1997 to executives excluding Mr. Westerman. Also during 1998, 284,000 options were exercised by executives. In connection with the resignation of a Board member and an employee, the Company paid approxi-mately $258,000 (included in non-recurring corporate expenses) on 54,000 options for the difference between the weighted average option price of $2.22 compared to the weighted average market price of $7.00 on the dates of exercise. On January 21, 1999, 95,000 options were issued for 1998 to executives excluding Mr. Westerman. Options vest 25% on the date of grant and 25% each subsequent year. The term of an option can in no event be exercisable more than 10 years (five years in the case of an incentive option granted to a shareholder owning more than 10% of the Common Stock), or such shorter period, if any, as may be necessary to comply with the requirements of state securities laws, from the date such option is granted.

      On March 5, 1996, the Board of Directors adopted an employee stock purchase plan (the "Stock Purchase Plan"), which was approved by the stockholders on May 10, 1996. A total of 300,000 shares of common stock (subject to adjustment for capital changes) in the aggregate may be granted under the stock purchase plan. The Stock Purchase Plan is administered by the compensation committee. The purchase price per share of stock shall be 85% of per share market value of the common stock on the purchase date. Employees may require the Company to repurchase the stock prior to fulfillment under certain conditions. Refunds represent the return of payroll deductions to employees for persons exiting the Plan. On May 31, 1996, approximately 560 union and non-union employees participated in the 1996 employee stock purchase plan. Under the plan, 137,000 shares were issued to employees at $11.26 (85% of market price at May 10, 1996), for $160,000 cash and the balance in notes receivable of $1,383,000, which are payable over two years via payroll deduction. During 1997, 25,900 shares were returned through the plan as the result of refunds to the employees. During 1997, 6,200 shares were issued at $11.47 for notes receivable of $71,145. During 1998, 65,100 shares of stock were returned to the Plan due to employee refunds.

      On May 10, 1996, the stockholders approved a Nonqualified Stock Option Plan for Non-Employee Directors (the "Nonqualified Stock Option Plan") and a Stock Compensation Plan for Directors serving on the Compensation Committee (the "Stock Compensation Plan"). The total number of shares available for purchase under each plan is 50,000. Pursuant to the Nonqualified Stock Option Plan, directors were granted options to purchase 10,000 shares at exercise prices of $13.25 and $13.50, which represented fair market value in 1996. As of December 31, 1997, 3,980 shares were issued pursuant to the Stock Compensation Plan at $12.08 per share. In May and August of 1998, an additional 2,000 options were issued at the market price, on the respective dates of issuance, of $9.00 and $7.50 per share. As a result of the departure of Board members, 6,000 non-vested options were extinquished.

      Accordingly, no compensation cost has been recognized for unexercised options remaining in the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, the Company's net income and pro forma net income common share and common share equivalent would have been decreased to the pro forma amounts indicated below at December 31 (in thousands, except per share amounts).

                                                                                   1998         1997         1996

Net (loss) income - as reported                                                  $ (4,057)     $ 2,088      $ 8,440
Net (loss) income - pro forma                                                    $ (4,548)     $ 2,058      $ 8,380
Basic (loss) income per common share - as reported                                $ (0.81)      $ 0.42      $  1.73
Basic (loss) earnings per common share - pro forma                                $ (0.90)      $ 0.42      $  1.72
Diluted (loss) earnings per common and common share equivalent -
  as reported                                                                     $ (0.81)      $ 0.40      $  1.63
Diluted (loss) earnings per common and common share equivalent -
  pro forma                                                                       $ (0.90)      $ 0.39      $  1.61

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 62%, 72% and 77%; risk-free interest rates of 5.46%, 6.50% and 5.70%; and expected lives of five years for all years. The weighted fair value of options granted in 1998, 1997 and 1996 was $7.21, $6.81 and $3.08, respectively.

      Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

16.   EARNINGS PER SHARE

      For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement established standards for computing and presenting earnings per share ("EPS") and required restatement of all prior-period EPS data presented. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the 12 months ended December 31, 1998, 1997 and 1996, were 531,000, 410,000 and 414,000, respectively.

      A reconciliation of income and shares for basic and diluted EPS is as follows (amounts in thousands, except per share amounts):

                                                                                Year Ended 1998
                                                                 ------------------------------------------------
                                                                    Income             Shares          Per-Share
                                                                 (Numerator)       (Denominator)        Amount


Basic EPS -
  Loss available to common stockholders                            $ (4,057)            $ 5,037         $(0.81)
Effect of dilutive securities -
  Options                                                                 -                   -
                                                                   ---------            --------

Diluted EPS -
  Loss available to common stockholders plus
    assumed conversions                                            $ (4,057)            $ 5,037         $(0.81)
                                                                   =========           ========         =======

                                                                               Year Ended 1997
                                                                  ----------------------------------------------
                                                                     Income             Shares          Per-Share
                                                                  (Numerator)       (Denominator)        Amount

Basic EPS -
  Income available to common stockholders                           $ 2,088             $ 4,913        $ 0.42
                                                                                                       =======
Effect of dilutive securities -
  Options                                                                 -                 301
                                                                    -------             -------
Diluted EPS -
  Income available to common stockholders plus
    assumed conversions                                             $ 2,088             $ 5,214        $ 0.40
                                                                   ========            ========        =======

                                                                               Year Ended 1996
                                                                  -----------------------------------------------
                                                                     Income             Shares          Per-Share
                                                                  (Numerator)       (Denominator)        Amount

Basic EPS -
  Income available to common stockholders                           $ 8,440             $ 4,880        $ 1.73
                                                                                                      ========
Effect of dilutive securities -
  Options                                                               $ -               $ 289
                                                                    --------           ---------

Diluted EPS -
  Income available to common stockholders plus
    assumed conversions                                             $ 8,440             $ 5,169        $ 1.63

      On November 16, 1995, the stockholders of the Company approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized shares of common stock from 5,000,000 to 20,000,000 and a four-for-one stock split. Accordingly, per share information, average number of shares outstanding, and number of shares outstanding in the accompanying consolidated financial statements have been adjusted for the stock split as of the earliest date presented (January 1, 1996).

17.   SEGMENT DISCLOSURES

      The Company provides Las Vegas-style gaming, amenities and entertainment. The Company's four reportable segments are based upon the type of service provided: Casino, rooms, food and beverage, and entertainment. The casino segment provides customers with gaming activities through traditional table games and slot machines. The rooms segment provides hotel services. The food and beverage segment provides restaurant and drink services through a variety of themed restaurants and bars. The entertainment segment provides customers with a variety of live Las Vegas-style shows, reviews, and concerts. All other segment activity consists of rent income, retail store income, telephone, and other activity. The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                                                 Food and
               1998                   Casino         Rooms       Beverage       Entertainment   All Other       Total

Revenues from external customers        $ 77,676      $ 36,626     $ 17,635        $ 19,764         $ 8,254      $ 159,955
Intersegment revenues                                    2,981        6,305           1,779           2,901         13,966
Segment profit                            32,382        15,767           96           2,903           4,946         56,094


               1997

Revenues from external customers          71,624        39,153       15,916          19,855           7,244        153,792
Intersegment revenues                                    2,659        5,687           1,040           3,312         12,698
Segment profit                            31,004        17,918         (202)          2,620           4,233         55,573


               1996

Revenues from external customers          80,384        40,078       16,262          20,714           6,970        164,408
Intersegment revenues                                    2,168        6,379           1,064           3,017         12,628
Segment profit                            34,685        17,734           39           2,758           4,054         59,270


      Reconciliation of segment profit to consolidated net income before taxes and extraordinary items:

                                                             1998       1997        1996

Segment profit                                              $ 56,094    $ 55,573   $ 59,270
Other operating expenses                                    $ 39,715    $ 36,695   $ 35,989
Other expense                                               $ 17,963    $ 15,481   $ 10,413
                                                           ---------   ---------   --------

Net income (loss) before provision (benefit)
  for taxes and extraordinary items                         $ (1,584)    $ 3,397   $ 12,868
                                                            =========    =======   ========

      The Company does not market to residents of Las Vegas. Significantly all revenues are derived from patrons visiting the Company from other parts of the United States and other countries. Revenues from a foreign country or region may exceed 10% of all reported segment revenues; however, the Company cannot identify such information based upon the nature of gaming operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 30, 1999, relating to the Annual Meeting of Stockholders to be held on June 2, 1999 and is made a part hereof.

Item 11.   Executive Compensation

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 30, 1999, relating to the Annual Meeting of Stockholders to be held on June 2, 1999 and is made a part hereof.

Item 12.   Principal Shareholders

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 30, 1999, relating to the Annual Meeting of Stockholders to be held on June 2, 1999 and is made a part hereof.

Item 13.   Certain Relationships and Related Transactions

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated April 30, 1999, relating to the Annual Meeting of Stockholders to be held on June 2, 1999, and is made a part hereof.

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)(1)   List of Financial Statements.

           The following Independent Auditors' Report and the Consolidated Financial Statements of the Company are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

           -  Independent Auditors' Report dated February 19, 1999.
           -  Consolidated Balance Sheets as of December 31, 1998 and 1997.
           - Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996 - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and
              1996.
           - Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.
           -  Notes to Consolidated Financial Statements.

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

           (b)      Reports on Form 8-K

           No reports on Form 8-K were filed with the Commission during the fourth quarter ended December 31, 1998.

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

                                                              March 4, 1999


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                                Date


/s/ WILLIAM L. WESTERMAN                    Chairman of the Board, Chief                         March 4,1999
William L. Westerman                        Executive Officer and President


/s/ DUANE R. KROHN                          Treasurer (Principal Financial                       March 4,1999
Duane R. Krohn                              and Accounting Officer


/s/ ROBERT R. BARENGO                       Director                                             March 4,1999
Robert R. Barengo


/s/ RICHARD L. BAROVICK                     Director                                             March 4, 1999
-----------------------
Richard. L. Barovick


/s/ JAMES N. LAND, JR.                      Director                                             March 4,1999
James N. Land, Jr.

                                                  EXHIBIT  INDEX


Exhibit
Number                               Description
2.1*                                 Agreement and Plan of Merger, dated September 15, 1997, by and among
                                     R&E Gaming Corp., Riviera Acquisitions Sub, Inc., and Riviera Holdings
                                     Corporation (see Exhibit 10.1 to Current Report on Form 8-K filed with the
                                     Commission on September 29, 1997, Commission File No. 0-21430)

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

3.9*                                 Articles of Incorporation of Riviera Gaming Management of Colorado, Inc.
                                     (see Exhibit 3.9 to Amendment No. 1 to Registration Statement on Form S-4
                                     filed with the Commission on December 9, 1997, Commission File No. 0-
                                     21430)

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

10.1*                                Registration Rights Agreement dated as of August 13, 1997 by and among the
                                     Company, the Guarantors party thereto, Jefferies & Company, Inc. and
                                     Ladenburg Thalmann & Co. Inc. (see Exhibit 4.1 to Current Report on Form
                                     8-K filed with the Commission on August 18, 1997, Commission File No. 0-
                                     21430)

10.2* Purchase Agreement dated August 8, 1997 among the Company, the Guarantors party thereto, Jefferies & Company, Inc. and
                                     Ladenburg Thalmann & Co., Inc. (see Exhibit
                                     1.1 to Current Report on Form 8-K filed with the Commission on August 18, 1997,
                                     Commission File No. 0-21430)

10.3*                                Lease Agreement between Riviera, Inc. and Mardi Gras Food Court, Inc.
                                     dated April 1, 1990 (see Exhibit 10.1 to Form 10, Commission File No. 0-
                                     21430)

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

10.33*                               Escrow Agreement, dated September 15, 1997, by and among R&E Gaming
                                     Corp., Riviera Holdings Corporation, and State Street Bank and Trust




                                     Company of California (see Exhibit 10.2 to Form 8-K filed September 29,
                                     1997, Commission File No. 000-21430)

10.34*                               Employment agreement between the Company and Ronald P. Johnson effective July 1, 1998 (see, Exhibit 10.34 of Form 10Q filed November 6,
                                     1998.)

10.35*                               Employment agreement between the Company and Duane R. Krohn effective
                                     July 1, 1998 (see, Exhibit 10.35 of Form 10Q filed November 6, 1998.)

10.36*                               Employment agreement between the Company and Robert A. Vannucci effective July 1, 1998 (see, Exhibit 10.36 of Form 10Q filed November 6,
                                     1998.)

10.37*                               Employment agreement between the Company and Jerome P. Grippe effective July 1, 1998 (see, Exhibit 10.37 of Form 10Q filed November 6,
                                     1998.)

21.1*                                Subsidiaries of the Company (see Exhibit 21.1 to Registration Statement on
                                     Form S-4 filed with the Commission on September 10, 1997, Commission
                                     File No. 0-21430)

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