Form 10-K/A
period 1998-12-31
RIVIERA HOLDINGS CORP
filed 1999-04-30
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Documents incorporated by reference:



                               Page 1 of 67 Pages
                    Exhibit Index Appears on Page 63 hereof.


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

Item 8.   Financial Statements and Supplementary Data............................................................27

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................49

Item 10.  Directors and Executive Officers of the Registrant.....................................................50

Item 11.  Executive Compensation.................................................................................53

Item 12.  Principal Shareholders.................................................................................57

Item 13.  Certain Relationships and Related Transactions ........................................................59

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K.........................................61

                                                         2

          This Amendment is being filed to report the  information  contained in
Part III.


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

           Entertainment revenues including complementaries have increased from $16.5 million in 1993 to $21.5 million in 1998, a 30% increase. Management believes that this increase is attributable to the popularity of the in-house productions supplemented by focused marketing and consistent advertising messages.

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

           The table below sets forth the bid and ask sales prices by quarter for the years ended December 31, 1998, 1997 and 1996, based on information provided by certain brokers who have had transactions in the Company's Common Stock during the year:


                                         First                 Second                  Third                 Fourth
                                       Quarter                Quarter                Quarter                Quarter
                                       -------                -------                -------                -------
         1998
        LOW BID                         $10.75                  $6.00                  $5.75                  $3.88
       HIGH ASK                          15.06                  10.81                   8.13                   5.81

         1997
        LOW BID                        $ 12.88                $ 12.25                $ 12.13                $ 12.75
       HIGH ASK                          14.50                  14.13                  15.50                  14.94

         1996
        LOW BID                         $ 7.50                 $11.00                 $14.00                 $12.94
       HIGH ASK                           9.75                  17.75                  17.13                  15.63


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

           The 10% Note Indenture provides that in certain circumstances the Company must offer to repurchase the 10% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 10% Notes without a refinancing. The proposed Paulson Merger was specifically excluded from the defined transactions which would be considered a change in control.

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

Recently Adopted Accounting Standards

           The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement required businesses to disclose comprehensive income and its components in their financial statements. The Company has no items of comprehensive income.

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

Item 8.    Financial Statements and Supplementary Data


Financial Statements for the Years Ended
December 31, 1998, 1997 and 1996 and
Independent Auditors' Report




RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS




                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 28


CONSOLIDATED FINANCIAL STATEMENTS:

     Balance Sheets as of December 31, 1998 and 1997                         29

     Statements of Operations for the Years
      Ended December 31, 1998, 1997 and 1996                                 30

     Statements of Stockholders' Equity for Years
      Ended December 31, 1998, 1997 and 1996                                 32

     Consolidated Statements of Cash Flows for Years
      Ended December 31, 1998, 1997 and 1996                                 33

     Notes to Consolidated Financial Statements                              35

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


Las Vegas, Nevada
February 19, 1999





RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(In thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                              1998           1997

CURRENT ASSETS:
  Cash and cash equivalents                                                                $     48,883    $     65,151
  Accounts receivable, net                                                                        5,389           4,938
  Inventories                                                                                     2,727           3,509
  Prepaid expenses and other assets                                                               4,028           4,554
                                                                                           -------------   -------------

           Total current assets                                                                  61,027          78,152

U.S. TREASURY BILLS HELD TO RETIRE $100 MILLION NOTES                                                           106,596

PROPERTY AND EQUIPMENT, Net                                                                     175,622         153,611

OTHER ASSETS, Net                                                                                 8,260           9,507
                                                                                           -------------   -------------

TOTAL                                                                                      $    244,909     $   347,866
                                                                                           =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                        $        363  $          364
  Accounts payable                                                                               11,865          10,890
  Accrued interest, other                                                                         6,563           6,570
  Accrued expenses                                                                               10,053           8,795
                                                                                           -------------   -------------

           Total current liabilities                                                             28,844          26,619
                                                                                           -------------   -------------

DEFERRED INCOME TAX LIABILITY, Net                                                                3,123           5,958
                                                                                           -------------   -------------

$100 MILLION NOTES TO BE RETIRED BY THE U.S. TREASURY BILLS                                                     100,000
                                                                                           -------------   -------------

OTHER LONG-TERM LIABILITIES                                                                       4,933           4,076
                                                                                           -------------   -------------

LONG-TERM DEBT, Net of current portion                                                          174,506         173,436
                                                                                           -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS" EQUITY:
  Common stock ($.001 par value;  20,000,000  shares  authorized;  5,073,376 and
    4,903,680 shares at December 31, 1998 and 1997, respectively,
    issued and outstanding                                                                            5               5
  Additional paid-in capital                                                                     13,457          13,711
  Treasury stock (34,300 shares at December 31, 1998)                                              (167)
  Notes receivable from employee stockholders                                                        (3)           (207)
  Retained earnings                                                                              20,211          24,268
                                                                                           -------------   -------------

           Total stockholders"  equity                                                           33,503          37,777
                                                                                           -------------   -------------

TOTAL                                                                                      $    244,909     $   347,866
                                                                                           =============   =============

See notes to consolidated financial statements.




RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF OPERATIONS  YEARS ENDED DECEMBER 31, 1998,  1997 AND
1996 (In thousands, except per share and share amounts)
---------------------------------------------------------------------------------------------------------- -------------


                                                                                         1998         1997          1996

REVENUES:
  Casino                                                                         $      77,676  $     71,624  $     80,384
  Rooms                                                                                 39,607        41,812        42,246
  Food and beverage                                                                     23,940        21,603        22,641
  Entertainment                                                                         21,543        20,895        21,778
  Other                                                                                 11,155        10,556         9,987
                                                                                 -------------- ------------- -------------

          Total                                                                        173,921       166,490       177,036
  Less promotional allowances                                                           13,966        12,697        12,627
                                                                                 -------------- ------------- -------------

          Net revenues                                                                 159,955       153,793       164,409
                                                                                 -------------- ------------- -------------

COSTS AND EXPENSES:
  Direct costs and expenses of operating departments:
    Casino                                                                              45,293        40,620        45,699
    Rooms                                                                               20,859        21,235        22,344
    Food and beverage                                                                   17,539        16,118        16,223
    Entertainment                                                                       16,861        17,235        17,956
    Other                                                                                3,308         3,011         2,916
  Other operating expenses:
    General and administrative                                                          27,028        26,211        27,778
    Corporate expenses, severance pay                                                      551
    Depreciation and amortization                                                       12,137        10,485         8,212
                                                                                 -------------- ------------- -------------

         Total costs and expenses                                                      143,576       134,915       141,128
                                                                                 -------------- ------------- -------------

INCOME FROM OPERATIONS                                                                  16,379        18,878        23,281
                                                                                 -------------- ------------- -------------

OTHER INCOME (EXPENSE):
  Interest expense on $100 million notes                                                (4,642)      (11,067)      (11,063)
  Interest income on Treasury Bills held to retire $100 million notes                    2,334         2,267
  Interest expense, other                                                              (19,545)       (7,908)       (1,022)
  Interest income, other                                                                 2,440         1,926         1,167
  Interest capitalized                                                                   2,679           771
  Other, net                                                                            (1,229)       (1,470)          505
                                                                                 -------------- ------------- -------------

          Total other expense                                                          (17,963)      (15,481)      (10,413)
                                                                                 -------------- ------------- -------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR TAXES AND
  EXTRAORDINARY ITEM                                                                    (1,584)        3,397        12,868

PROVISION (BENEFIT) FOR INCOME TAXES                                                      (533)        1,309         4,428
                                                                                 -------------- ------------- -------------

 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                (1,051)        2,088         8,440

EXTRAORDINARY ITEM (net of income tax of $1.6 million)                                  (3,006)
                                                                                 -------------- ------------- -------------

NET INCOME (LOSS)                                                                $      (4,057) $      2,088  $      8,440
                                                                                 ============== ============= =============


See notes to consolidated financial statements                      (Continued)





RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF OPERATIONS  YEARS ENDED DECEMBER 31, 1998,  1997 AND
1996 (In thousands, except per share and share amounts)
-------------------------------------------------------------------------------------------------------- ---------------


                                                                                      1998          1997            1996

EARNINGS PER SHARE DATA:
  Earnings (loss) per share before extraordinary item:
    Basic                                                                    $      (0.21)  $       0.42   $         1.73
                                                                             ============== =============  ==============

    Diluted                                                                  $      (0.21)  $       0.40   $         1.63
                                                                             ============== =============  ==============

  Earnings (loss) per share before extraordinary item:
    Basic                                                                    $      (0.60)    $        -     $          -
                                                                             ============== =============  ==============

    Diluted                                                                  $      (0.60)    $        -     $          -
                                                                             ============== =============  ==============

  Earnings (loss) per share:
    Basic                                                                    $      (0.81)  $       0.42   $         1.73
                                                                             ============== =============  ==============

    Diluted                                                                  $      (0.81)  $       0.40   $         1.63
                                                                             ============== =============  ==============

  Weighted-average common shares outstanding                                        5,037          4,913            4,880
                                                                             ============== =============  ==============

  Weighted-average common and common equivalent shares                              5,037          5,214            5,169
                                                                             ============== =============  ==============


See notes to consolidated financial statements.
                                                                    (Concluded)




RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS'  EQUITY YEARS ENDED DECEMBER 31, 1998,
1997 AND 1996 (In thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------------


                                                                                                Notes
                                                                                             Receivable
                                                         Additional                             from
                                Shares        Common      Paid-In     Retained   Treasury     Employee
                              Outstanding      Stock      Capital     Earnings    Stock     Shareholders          Total

BALANCES,
  JANUARY 1, 1996                 4,800,000    $    5  $   12,537  $   13,740                               $   26,282

  Stock issued under employee
    stock purchase plan             137,000                 1,543                          $  (1,383)              160
  Collections of stockholders"
    receivables                                                                                  332               332
  Refunds on employee
7    stock purchases                (17,600)                 (198)                               198
  Director compensation plan          3,103                    37                                                   37
  Net income                                                            8,440                                    8,440
                                  ----------   ------  ----------- -----------             ----------       -----------


BALANCES,
  DECEMBER 31, 1996               4,922,503         5      13,919      22,180                   (853)           35,251

  Stock issued under employee
    stock purchase plan               6,200                    71                                (71)
  Collections of stockholders'
    receivables                                                                                  425               425
  Refunds on employee
    stock purchases                 (25,900)                 (292)                               292
  Director compensation plan            877                    13                                                   13
  Net income                                                            2,088                                    2,088
                                  ----------   ------  ----------- -----------             ----------       -----------
BALANCES,
  DECEMBER 31, 1997               4,903,680         5      13,711      24,268                  (207)            37,777

  Stock issued under executive
    option plan                     269,096                   480                                                  480
  Collections and refunds of
    stockholders' receivables, net                                                             (530)              (530)
  Purchase of treasury stock        (34,300)                                    $   (167)                         (167)
  Refunds on employee stock
    purchases                       (65,100)                 (734)                              734
  Net loss                                                             (4,057)                                  (4,057)
                                  ----------   ------  ----------- -----------             ----------       -----------

BALANCES,
  DECEMBER 31, 1998               5,073,376    $    5  $   13,457  $   20,211   $   (167)  $     (3)        $   33,503
                                  ==========   ======  =========== ===========  =========  ==========       ===========

See notes to consolidated financial statements





RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                 1998              1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (Loss)                                                     $      (4,057)  $        2,088    $      8,440
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                               12,137           10,485           8,212
    Provision for bad debts                                                        782              (16)            524
    Provision for gaming discounts                                                 (76)             (84)            232
    Gain on disposition of long-term debt, net                                                                     (505)
    Extraordinary item, call premium to retire $100 million notes                4,624
    Interest income on U.S. Treasury Bills to retire $100 million notes         (2,334)
    Interest expense, $100 million notes                                         4,642           11,067          12,085
    Interest paid on $100 million notes                                         (4,614)         (11,420)        (12,072)
    Interest expense, other                                                     19,545            7,874
    Interest paid, other                                                       (17,688)
    Interest capitalized on construction projects                               (2,679)            (771)
    Changes in operating assets and liabilities:
      Increase in U.S. Treasury Bills purchased to retire $100 million notes                     (2,267)
      (Increase) decrease in accounts receivable, net                           (1,157)             276          (1,535)
      Decrease (increase) in inventories                                           782             (470)           (853)
      Decrease (increase) in prepaid expenses and other assets                     526           (1,862)            (90)
      (Decrease) increase in accounts payable                                     (774)           2,167             166
      Increase (decrease) in accrued expenses                                    1,258             (726)            104
      Increase (decrease) in current income taxes payable                                          (413)            362
      (Decrease) increase in deferred income taxes payable                      (2,835)           1,332           1,603
      Decrease in slot annuities payable                                          (153)             253             578
      Increase in non-qualified pension plan obligation to CEO upon retire         600              755           1,039
                                                                          -------------  ---------------   -------------

           Net cash provided by operating activities                            8,529            18,268          18,290

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment, other                      (21,432)          (19,752)        (14,923)
  Capital expenditures - Black Hawk, Colorado                                  (9,842)          (17,353)
  Interest capitalized on construction projects                                 2,679               771
  Increase in other assets - Black Hawk, Colorado                                 (27)             (100)
  (Increase) decrease in other assets                                            (208)           (6,346)          1,906
                                                                          ------------  ----------------   -------------

           Net cash used in investing activities                              (28,830)          (42,780)        (13,017)
                                                                          ------------  ----------------   -------------

See notes to consolidated financial statements.
                                                                     (Continued)





RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                      1998           1997          1996

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                         $    172,848    $      209
  U.S. Treasury Bills sold (purchased) to retire $100 million notes           $    108,930       (104,329)
  Payments to retire $100 million notes with call premium                         (104,313)
  Payments on long-term borrowings                                                    (364)        (5,041)       (2,226)
  Purchase of treasury stock                                                          (167)
  Proceeds from issuance of stock to employees and directors                                           13           197
  Net collections, cancellations employee stock purchase plan and exercise of employee
    stock options                                                                      (50)           425           332
                                                                              -------------  -------------   -----------

           Net cash provided by (used in) financing activities                       4,036         63,916        (1,488)
                                                                              -------------  -------------   -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (16,268)        39,404         3,785

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        65,151         25,747        21,962
                                                                              -------------  -------------   -----------

CASH AND CASH EQUIVALENTS, END  OF YEAR                                       $     48,883    $    65,151    $   25,747
                                                                              =============  =============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Income taxes paid                                                           $          -    $     1,860    $    2,463
                                                                              =============  =============   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Stock issued to employees for notes receivable                              $          -    $         7    $    1,383
                                                                              =============  =============   ===========

  Noncash reductions of long-term debt                                        $          -                   $      845
                                                                              =============                  ===========

Property acquired with debt and accounts payable                              $      2,874
                                                                              =============



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

Nature of Operations - The primary line of business of the Company is the operation of the Riviera Hotel and Casino (the "Riviera") on the Strip in Las Vegas, Nevada. The Company, through its gaming management subsidiary, also manages the Four Queens Hotel and Casino (owned by Elsinore Corporation) in downtown Las Vegas (see Note 13). Currently, the Company is developing a casino in Black Hawk, Colorado, through Riviera Black Hawk, Inc., ("RBH") a wholly owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM, and will manage the casino when completed.

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

The estimated costs of providing promotional allowances are classified as costs of the casino operating department through interdepartmental allocations. These allocations for the years ended December 31, 1998, 1997 and 1996, are as follows (amounts in thousands):


                                           1998            1997            1996

    Food and beverage                  $  6,271      $    5,759      $    6,364
    Rooms                                 1,698           1,442           1,209
    Entertainment                         1,518             903             922
                                       ---------     -----------     -----------

    Total costs allocated to casino    $  9,487      $    8,104      $    8,495
                                       =========     ===========     ===========

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

Management is evaluating the impact that this standard could have on the Company's future consolidated financial statements.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (in thousands):


                                                        1998               1997

Casino                                              $  3,492           $  2,211
Hotel                                                  3,211              3,115
Other                                                                       158
                                                    ---------          ---------

Total                                                  6,703              5,484
Allowance for bad debts and discounts                 (1,314)              (546)


Ending balance                                      $  5,389           $  4,938
                                                    =========          =========

Changes in the casino and hotel allowance for bad debts and discounts for the years ended December 31, 1998, 1997 and 1996, consist of the following (in thousands):


                                        1998           1997           1996

Beginning balance                 $     546         $     646      $     741
Write-offs                             (391)             (438)          (912)
Recoveries                               81                49             61
Provision for bad debts               1,154               372            524
Provision for gaming discounts          (76)              (83)           232
                                  ----------        ----------     ----------

Ending balance                    $   1,314         $     546      $     646
                                  ==========        ==========     ==========

3.       PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at December 31 (in thousands):


                                                            1998           1997

Prepaid gaming taxes                                   $  1,209        $  1,286
Prepaid federal income taxes                              1,092           1,190
Prepaid insurance                                           431             263
Other prepaid expenses                                    1,296           1,815
                                                       ---------       ---------

Total                                                  $  4,028        $  4,554
                                                       =========       =========

4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):


                                                         1998              1997

Land and improvements                             $    37,638       $    36,751
Buildings and improvements                             80,381            80,322
Equipment, furniture, and fixtures                     71,238            67,793
Construction in progress                               32,083             2,326
                                                  ------------      ------------

Total property and equipment                          221,340           187,192
Accumulated depreciation                              (45,718)          (33,581)
                                                  ------------      ------------

Net property and equipment                        $   175,622       $   153,611
                                                  ============      ============

In 1998 and 1997, approximately $2,679,000 and $771,000, respectively, in interest costs were capitalized on construction projects. Substantially all of the Company's property and equipment is pledged as collateral to secure debt (see Note 8).

5.       OTHER ASSETS

Other assets consist of the following at December 31 (in thousands):


                                                  1998           1997

Deposits                                     $     163          $     725
Bond offering costs and commissions, net         6,366              7,327
Other                                            1,676              1,247
Restricted cash for periodic slot payments          55                208
                                             ----------         ----------

Total                                        $   8,260          $   9,507
                                             ==========         ==========

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of the following at December 31 (in thousands):


                                                 1998             1997

Outstanding chip and token liability       $      495         $       681
Casino account deposits                         1,055                 203
Miscellaneous gaming                              589                 716


Total liabilities related to gaming activities  2,139               1,600
Accounts payable to vendors                     6,516               7,944
Hotel deposits                                  1,119                 969
Construction payables                           1,749
Other                                             342                 377
                                           -----------        ------------

Total                                      $   11,865         $    10,890
                                           ===========        ============


Accrued expenses consist of the following at December 31 (in thousands):

                                                            1998           1997

Payroll, related payroll taxes, and employee benefits  $    5,919      $  5,593
Incentive, retention, and profit sharing plans              2,797         1,982
Other                                                       1,337         1,220
                                                       -----------     ---------

Total                                                  $   10,053      $  8,795
                                                       ===========     =========

7.       OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at December 31 (in thousands):


                                                                                       1998           1997

Periodic slot payments due to customers through 2000, pre-funded by
  restricted cash (see Note 1)                                                  $       55         $     208
Nonqualified pension plan obligation to the CEO of the Company, payable in 20 quarterly installments upon expiration of his employment contract,
  plus accrued interest                                                              4,878             3,868
                                                                                -----------       -----------

Total other long-term liabilities                                               $    4,933        $    4,076
                                                                                ===========       ===========


8.       LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):


                                                                                            1998              1997

10% First Mortgage Notes maturing on August 15, 2004,  bearing  interest payable semi-annually on February 15 and August 15 of each year,  redeemable beginning
  August 1, 2001,  at 105%;  2002 at 102.5%;  and 2003 and  thereafter  at 100%.
  These notes are collateralized by the land and physical structures  comprising the
  Riviera Hotel and Casino                                                            $  173,271        $  172,963

5%Special  Improvement  District Bonds - issued by the City of Black Hawk, Black
  Hawk,  Colorado,  in the amount of $2,940,000 in July 1998. Bond proceeds will be used to finance certain road improvements and other infrastructure projects that will benefit the Riviera  Black Hawk  property and the Isle of Capri,  an adjacent casino.  As of December 31, 1998,  approximately  $1,370,000 had been expended. Riviera Black Hawk is responsible to repay 50%
  of the obligation                                                                          687

Capitalized lease obligations (see Note 11)                                                  473               741

5.6% note payable to computer  manufacturer  in monthly  installments of $8,835, including interest through August 2003, for a computer
  system and related peripherals                                                             438

8.5% unsecured, promissory notes in the original principal amount of
  $441,262, payable monthly and maturing December 31, 1998                                                      96
                                                                                      -----------       -----------

Total long-term debt                                                                     174,869           173,800
Current maturities by terms of debt                                                         (363)             (364)
                                                                                      -----------       -----------

Total                                                                                 $  174,506        $  173,436
                                                                                      ===========       ===========

Maturities of long-term debt for the year ending December 31, 1998 are as follows (in thousands):


1999                                                              $         363
2000                                                                        419
2001                                                                        230
2002                                                                        235
2003                                                                        214
2004                                                                    173,271
Thereafter                                                                  137
                                                                 ---------------

Total                                                                $  174,869
                                                                 ===============


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

The effective income tax rates on income attributable to continuing operations differ from the statutory federal income tax rates for the year ended December 31, 1998, 1997, and 1996, as follows (in thousands):


                                                 1998                    1997                      1996
                                                 Amount    Rate         Amount        Rate        Amount         Rate

Taxes (benefit) at federal
  statutory rate                           $   (2,164)    (35.0)%   $    1,189       35.0 %     $    4,504      35.0 %
Other                                              21       0.3 %          120        3.5 %            (76)     (1.0)%
                                           -----------    -------   -----------     --------    -----------     ------

Provision (benefit) for
  income taxes                             $   (2,143)    (34.7)%   $    1,309       38.5 %     $    4,428      34.0 %
                                           ===========    =======   ===========     ========    ===========     ======

The tax effects of the items comprising the Company's net deferred tax liability consist of the following at December 31 (in thousands):

                                                               1998        1997

Deferred tax liabilities:
  Basis in long-term debt obligations                                  $    150
  Reserve differential for hospitality and gaming activities $  1,208     1,214
  Difference between book and tax depreciable property          6,299     6,955
  Other                                                           928       867
                                                             --------- ---------

Total                                                           8,435     9,186
                                                             --------- ---------

Deferred tax assets:
  Reserves not currently deductible                             2,899     1,845
  Bad debt reserves                                               460       191
  AMT and other credits                                         1,953     1,192
                                                             --------- ---------

Total                                                           5,312     3,228
                                                             --------- ---------

Net deferred tax liability                                   $  3,123  $  5,958
                                                             ========= =========

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

The following is a schedule by year of the minimum rental payments due under capital leases, as of December 31, 1998 (in thousands).


  1999                                                                $     462
  2000                                                                      232
                                                                      ----------

Total minimum lease payments                                                694
Taxes, maintenance, and insurance                                          (177)
Interest portion of payments                                                (44)
                                                                      ----------

Present value of net minimum lease payments                           $     473
                                                                      ==========

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

At December 31, 1998, the Company had future minimum annual rental income due under noncancelable operating leases as follows (in thousands):


  1999                                                               $    1,183
  2000                                                                      647
  2001                                                                      428
  2002                                                                      276
  2003                                                                      150
                                                                     -----------

Total                                                                $    2,684
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

Allen Paulson Merger/Litigation - In March 1998, the Company was notified by Allen E. Paulson ("Paulson") that he was terminating the Merger Agreement entered into in September of 1997, whereby a company controlled by Paulson would acquire 100% of the Company's stock for $15 per share, plus an interest factor. Approximately $5.8 million is being held in escrow for the holders of 1,770,000 Riviera Contingent Value Rights ("CVRs"). The CVRs entitle their holders to share only in the proceeds of the funds currently in escrow. Excluded from participating in the CVRs are Morgens Waterfall, SunAmerica, Keyport Life, and Paulson, and their affiliates and associates, who own an aggregate 3,355,000 Riviera shares.

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

15.      STOCK OPTION PLANS

At a meeting held on July 27, 1993, the Company's Board of Directors adopted a stock option plan providing for the issuance of both nonqualified and incentive stock options (as defined in the Internal Revenue Code). This stock option plan was ratified by the Company's stockholders at the April 26, 1994, annual meeting. The number of shares available for purchase under the Stock Option Plan as adopted was 120,000 (as adjusted pursuant to antidilution provisions). The stockholders approved a four-for-one stock split, increasing the number of shares of Common Stock available for purchase under the Stock Option Plan to 480,000. Options were granted for 228,000 shares for 1993; 132,000 shares for 1994; none for 1995; and 110,000 for 1996. No options were exercised in 1996, or 1997. On November 21, 1996, the Company amended the Stock Option Plan, which was approved at the annual meeting held on May 8, 1997, to increase the number of shares available under the Stock Option Plan from 480,000 shares to 1,000,000 shares and granted options to purchase 300,000 additional shares to Mr. Westerman. During 1998, 95,000 options were issued for 1997 to executives excluding Mr. Westerman. Also during 1998, 284,000 options were exercised by executives. In connection with the resignation of a board member and an employee, the Company paid approximately $258,000 (included in non-recurring corporate expenses) on 54,000 options for the difference between the weighted average option price of $2.22 compared to the weighted average, market price of $7.00 on the dates of exercise. On January 21, 1999, 95,000 options were issued for 1998 to executives excluding Mr. Westerman. Options vest 25% on the date of grant and 25% each subsequent year. The term of an option can in no event be exercisable more than 10 years (five years in the case of an incentive option granted to a shareholder owning more than 10% of the Common Stock), or such shorter period, if any, as may be necessary to comply with the requirements of state securities laws, from the date such option is granted.

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

On May 10, 1996, the stockholders approved a Nonqualified Stock Option Plan for Non-Employee Directors (the "Nonqualified Stock Option Plan") and a Stock Compensation Plan for Directors serving on the Compensation Committee (the "Stock Compensation Plan"). The total number of shares available for purchase under each plan is 50,000. Pursuant to the Nonqualified Stock Option Plan, directors were granted options to purchase 10,000 shares at exercise prices of $13.25 and $13.50, which represented fair market value in 1996. As of December 31, 1997, 3,980 shares were issued pursuant to the Stock Compensation Plan at $12.08 per share. In May and August of 1998, an additional 2,000 options were issued at the market price on the respective dates of issuance, of $9.00 and $7.50 per share. As a result of the departure of board members, 6,000 non-vested options were extinguished.

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


                                                                                 1998              1997               1996

Net income (loss) - as reported                                        $       (4,057)     $      2,088      $       8,440
Net income (loss) - pro forma                                          $       (4,548)     $      2,058      $       8,380
Basic income (loss) per common share - as reported                     $           (1)     $          0      $           2
Basic earnings (loss) per common share - pro forma                     $           (1)     $          0      $           2
Diluted earnings (loss) per common and common
  share equivalent - as reported                                       $           (1)     $          0      $           2
Diluted earnings (loss) per common and common share
  equivalent - pro forma                                               $           (1)     $          0      $           2

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

A reconciliation of income and shares for basic and diluted EPS is as follows (amounts in thousands, except per share amounts):




                                                                               Year Ended 1998
                                                                -----------------------------------------------
                                                                        Income      Shares          Per-Share
                                                                   (Numerator)    (Denominator)      Amount

Basic EPS -
  Loss available to common stockholders                           $  (4,057)             5,037      $    (0.81)
                                                                                                   ============
Effect of dilutive securities -
  Options                                                         ----------            -------

Diluted EPS -
  Loss available to common stockholders plus
    assumed conversions                                           $  (4,057)             5,037      $    (0.81)
                                                                =============     =============     ===========

                                                                               Year Ended 1997
                                                                -----------------------------------------------
                                                                        Income      Shares          Per-Share
                                                                   (Numerator)    (Denominator)      Amount

Basic EPS -
  Income available to common stockholders                         $   2,088              4,913      $     0.42
                                                                                                    ===========
Effect of dilutive securities -
  Options                                                                                  301
                                                                  ----------            -------
Diluted EPS -
  Income available to common stockholders plus
    assumed conversions                                           $   2,088              5,214      $     0.40
                                                                ==============    =============     ===========


                                                                               Year Ended 1996
                                                                -----------------------------------------------
                                                                        Income      Shares          Per-Share
                                                                   (Numerator)    (Denominator)      Amount

Basic EPS -
  Income available to common stockholders                         $   8,440              4,880      $     1.73
                                                                                                    ===========
Effect of dilutive securities -
  Options                                                                                  289
                                                                  ----------           --------
Diluted EPS -
  Income available to common stockholders plus
    assumed conversions                                           $   8,440              5,169      $     1.63
                                                                ==============    =============     ===========

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


                                                                   Food and
                1998                    Casino         Rooms       Beverage     Entertainment         All Other     Total

Revenues from external customers     $      77,676 $      36,626 $      17,635  $     19,764     $       8,254  $  159,955
Intersegment revenues                                      2,981         6,305         1,779             2,901      13,966
Segment profit                              32,382        15,767            96         2,903             4,946      56,094


                1997

Revenues from external customers            71,624        39,153        15,916        19,855             7,244     153,792
Intersegment revenues                                      2,659         5,687         1,040             3,312      12,698
Segment profit                              31,004        17,918          (202)        2,620             4,233      55,573


                1996

Revenues from external customers            80,384        40,078        16,262        20,714             6,970     164,408
Intersegment revenues                                      2,168         6,379         1,064             3,017      12,628
Segment profit                              34,685        17,734            39         2,758             4,054      59,270

Reconciliation of segment profit to consolidated net income before taxes and extraordinary items:


                                                                                   1998             1997            1996

                                                         Segment profit       $  56,094        $  55,573       $  59,270
                                               Other operating expenses          39,715           36,695          35,989
                                                          Other expense          17,963           15,481          10,413
                                                                              ----------       ----------      ----------


                           Net income (loss) before provision (benefit)
                                      for taxes and extraordinary items       $  (1,584)       $   3,397       $  12,868
                                                                              ==========       ==========      ==========

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                                       PART III

Item 10.       Directors and Executive Officers of the Registrant.

                                                       Directors

        The following table sets forth certain information as of April 5, 1999 regarding the directors of the Company:



Name                        Age    Position


William L. Westerman        67     Chairman of the Board and Chief Executive
                                   Officer of the Company and Riviera Operating
                                   Corporation ("ROC"), a wholly-owned
                                   subsidiary of the Company,
                                   and President of the Company
Robert R. Barengo           57     Director of the Company and ROC
Richard. L. Barovick        69     Director of the Company and ROC
James N. Land, Jr.          69     Director of the Company and ROC


        William L. Westerman has been Chairman of the Board and Chief Executive Officer of the Company since February 1993. Mr. Westerman was a consultant to Riviera, Inc. from July 1, 1991 until he was appointed Chairman of the Board and Chief Executive Officer of Riviera, Inc. (the Company's predecessor) on January 1, 1992. From 1973 to June 30, 1991, Mr. Westerman was President and Chief Executive Officer of Cellu-Craft Inc., a manufacturer of flexible packaging primarily for food products, and then later had several positions with Alusuisse, a multi-national aluminum and chemical company, following its acquisition of Cellu-Craft in 1989.

        Robert R. Barengo has been a Director of the Company and ROC since February 1993. Mr. Barengo was a consultant to Riviera, Inc. from January 1993 until June 30, 1993. Since 1972, Mr. Barengo has been engaged in the private practice of law in Reno, Nevada. From 1978 to 1993, Mr. Barengo was Speaker Pro Tempore and Speaker of the Nevada Assembly. From October 1992 to May 1996, Mr. Barengo was a director and 10% shareholder of Leroy's Horse & Sports Place, Inc. ("Leroy's"). In May 1996, Leroy's became a wholly owned subsidiary of American Wagering, Inc. ("AWI"), a publicly held corporation listed on NASDAQ. Since May 1996, Mr. Barengo has been a director of AWI and currently owns 7% of the outstanding stock of AWI. Since 1993, Mr. Barengo has been the President and the sole stockholder of Silver State Disseminators Company, a company licensed by Nevada gaming authorities to disseminate racing information in the State of Nevada and Chairman of the Nevada Dairy Commission.

        Richard L. Barovick is currently a private investor and a founder and member of the board of the Bank of Westport, in Westport, Connecticut. Mr. Barovick was elected a director of the Company and ROC on August 4, 1998. Mr. Barovick was Chief Executive Officer of Grundy Worldwide from 1994 until it was acquired by Pearson plc in May, 1995. From 1991 to 1994, Mr. Barovick was Managing Director and a member of the Board of Grundy. Mr. Barovick graduated from the Harvard Law School and shortly thereafter joined the legal department of MCA/Universal, where he was involved in the financial and administrative aspects of television packaging. Thereafter, Mr. Barovick was in private practice and served, at various times, as General Counsel to the New York Jets and Association of Tennis Professionals, special counsel to IBM, Time Incorporated, The William Morris Agency, Reader's Digest Entertainment, MCA, Inc., and HBO, among others.

        James N. Land, Jr. is currently a corporate consultant. Mr. Land was elected a director of the Company and ROC on January 21, 1999. Mr. Land is a director of Raytheon Company and E. W. Blanch Holdings, Inc. During the period 1956 to 1976, Mr. Land was employed by The First Boston Corporation in various capacities, including Director, Senior Vice President, Co-Head of Corporate Finance, and Head of International Operations. From 1971 through 1989, he served as a director of various companies, including Kaiser Industries Corporation, Marathon Oil Company, Castle & Cooke, Inc., Manville Corporation, NWA, Inc. and Northwest Airlines, Inc. Since 1976, Mr. Land has been a financial consultant to such companies as Castle & Cooke, Inc., Kaiser Cement Corporation, Kaiser Steel Corporation, Scripps League Newspapers, Inc., Xerox Corporation, PPG Industries, Inc., Mellon Bank, McLeod Young & Weir, Shilling & Co., Pollio Dairy Products, Air Products and Chemicals, Inc. and Cellu-Craft, Inc.

                                                  Executive Officers

        The following table sets forth certain information as of March 31, 1999 regarding the executive officers of the Company and ROC:



Name                      Age       Position


William L. Westerman      67        Chairman of the Board and Chief Executive
                                    Officer of the Company and ROC, and
                                    President of the Company
Duane R. Krohn            53        Treasurer of the Company, and Executive Vice
                                    President of Finance and Treasurer of ROC
John A. Wishon, Esq.      54        Vice President and General Counsel of ROC,
                                    Secretary of the Company and ROC
Ronald P. Johnson         50        Executive Vice President of Gaming
                                    Operations of ROC
Robert A. Vannucci        51        Executive Vice President of Marketing and
                                    Entertainment of ROC
Jerome P. Grippe          56        Senior Vice President of Operations of ROC
Robert E. Nickels, Sr.    69        Senior Vice President of Administration
                                    of ROC
Michael L. Falba          56        Vice President of Casino Operations of ROC


        For a description of the business experience of William L. Westerman, see "Directors."

        Duane R. Krohn, CPA, assumed the position of Treasurer of the Company and ROC on June 30, 1993 and was elected Vice President of Finance of ROC on April 26, 1994, and Executive Vice President of Finance of ROC on July 1, 1998. Mr. Krohn was initially employed by Riviera, Inc. in April 1990, as Director of Corporate Finance and served as Vice President-Finance from March 1992 to June 30, 1993. Mr. Krohn served as Chief Financial Officer of Imperial Palace, Inc. (a casino/hotel operator in Las Vegas) from February 1987 to March 1990. Prior to 1987, Mr. Krohn was Chief Financial Officer of the Mint and the Dunes in Las Vegas, Nevada, and Bally's Park Place in Atlantic City, New Jersey.

        John A. Wishon, Esq. was elected Secretary of the Company and ROC, and General Counsel of ROC in September 1994, and was elected Vice President of ROC in November 1996. Mr. Wishon was initially employed by ROC as a Marketing Analyst in February 1994. From January 1992 to February 1994, Mr. Wishon was a legal and management consultant to Gold River Gambling Hall & Resort, the Bicycle Club Casino, and Tierra del Sol Casino Resort. From October 1990 to January 1992, Mr. Wishon served as Vice President of Hotel Operations and later as Vice President of Administration and Legal Affairs at the Sands Hotel Casino in Las Vegas. Prior to December 1988, Mr. Wishon served as General Manager of the Airtel Plaza and Westwood Plaza Hotels in Los Angeles, California. From 1976 until 1988, Mr. Wishon was Senior Vice President of the Hotel del Coronado Corporation and held the positions of Resident Manager and General Counsel. Mr. Wishon is a member of the Nevada and California Bars, has practiced law with emphasis on real estate and contract law and has been employed in law enforcement.

        Ronald P. Johnson became Vice President of Gaming Operations of ROC in September 1994, and Executive Vice President of Gaming Operations of ROC on July 1, 1998. Mr. Johnson became Director of Slots of ROC on June 30, 1993 and was elected Vice President of Slot Operations and Marketing on April 26, 1994. Mr. Johnson was Vice President-Slot Operations and Marketing of Riviera, Inc. from April 1991 until June 30, 1993. Mr. Johnson was Vice President-Slot Operations for Sands Hotel and Casino Inc. from September 1989 until he joined Riviera, Inc. From September 1986 until September 1989, Mr. Johnson was Assistant Slot Manager at Bally's Grand Las Vegas.

        Robert A. Vannucci was elected Vice President of Marketing and Entertainment of ROC on April 26, 1994, and Executive Vice President of Marketing and Entertainment on July 1, 1998. Mr. Vannucci had been Director of Marketing of ROC since July 19, 1993. Mr. Vannucci was Senior Vice President of Marketing and Operations at the Sands Casino Hotel in Las Vegas from April 1991 to February 1993. Mr. Vannucci was Vice President and General Manager of Fitzgerald's Las Vegas (a casino/hotel operator) from 1988 to January 1991.

        Jerome P. Grippe was elected Vice President of Operations of ROC on April 26, 1994, and Senior Vice President of Operations of ROC on July 1, 1998. Mr. Grippe became Director of Operations of ROC on June 30, 1993. Mr. Grippe was Assistant to the Chairman of the Board of Riviera, Inc. from July 1990 until May 1993. Mr. Grippe had served in the United States Army from 1964 until his retirement as a Colonel in July 1990.

        Robert E. Nickels, Sr. was elected Vice President of Administration of ROC on June 30, 1993, and Senior Vice President of Administration of ROC on July 1, 1998. From March 1992 until June 30, 1993, Mr. Nickels was Vice President of Administration of Riviera, Inc. From November 1991 to February 1992, Mr. Nickels was a self-employed business consultant. From March 1979 to April 1986, Mr. Nickels was Director of Internal Audit for MGM-Reno. From April 1986 to November 1991, Mr. Nickels served as Vice President of Administration at Bally's Reno and Las Vegas.

        Michael L. Falba was elected Vice President of Casino Operations of ROC on April 26, 1994. Mr. Falba became Director of Casino Operations of ROC on June 30, 1993. Mr. Falba was employed by Riviera, Inc. from March 1989 until November 1991 as Assistant Casino Manager, and from November 1991 to June 30, 1993 as Vice President of Casino Operations.

        Officers of each of the Company and ROC serve at the discretion of their
respective   Boards  of  Directors   and  are  also  subject  to  the  licensing
requirements of the Nevada Gaming Commission.

          Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers and any persons who own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission various reports as to ownership of such Common Stock. Such persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations to the Company, during the last fiscal year (i) the Form 5 filed by Mr. Barengo for the fiscal year ending December 31, 1998 was not timely filed, (ii) a Form 4 filed by Richard Barovick to report purchases of Common Stock in August 1998 was 18 days late; (iii) a Form 4 filed by Michael Falba to report dispositions of Common Stock in March 1998 was 13 days late; and
(iv) other than these specific exceptions, the aforesaid Section 16(a) filing requirements of these and all other officers and directors were met on a timely basis during 1998.

Item 11.       Executive Compensation

                                          Compensation of Executive Officers

        The following table sets forth a summary of the compensation paid by the Company in the Years ended December 31, 1996, 1997 and 1998, to the Chief Executive Officer of the Company and ROC, and to the Company's four most highly compensated executive officers who received over $100,000 in compensation during 1997 from the Company (collectively, the "Named Executive Officers").


                                                 Summary Compensation Table

Name and                                                                             Other Annual            All Other
Principal Position                    Year        Salary            Bonus            Compensation(1)      Compensation(2)
William L. Westerman                  1998          $600,000(5)        $900,000(5)        $413,300 (4)(5)           $2,402
Chairman of the Board and             1997           600,000              -----            782,175(4)                1,809
Chief Executive Officer of the        1996           400,000          1,213,969(3)         441,375(4)                1,566
Company and ROC

Ronald P. Johnson                     1998           188,757             84,000              7,300                     818
Executive Vice President of           1997           180,996             82,000              7,175                     763
Gaming Operations of ROC              1996           170,961            100,000              6,875                     791

Robert Vannucci                       1998           183,710             84,000              7,300                     818
Executive Vice President of           1997           167,055             82,000              7,175                     681
Marketing and Entertainment           1996           145,961            100,000              6,875                     536
of ROC

Duane R. Krohn                        1998           160,040             84,000              7,300                     563
Treasurer of the Company and          1997           123,351             82,000              7,175                     394
Executive Vice President of           1996           117,715            100,000              6,875                     408
Finance and Treasurer of ROC

Jerome P. Grippe                      1998           134,196             84,000              7,300                     469
Senior Vice President of              1997           122,580             82,000              7,175                     394
Operations of ROC                     1996           118,653            100,000              6,837                     408

(1) Includes amounts contributed by the Company under the Company's Profit Sharing and 401(k) Plans. The Company contributed for the account of each executive, $2,500 in 1998 and $2,375in each of 1997 and 1996.

(2)     Includes premiums paid by the Company for excess life insurance.
(3) Includes $614,000 of Mr. Westerman's 1996 Incentive Bonus which was credited to his retirement account pursuant to his employment agreement.
(4) Includes contributions to Mr. Westerman's retirement account of $406,000 in 1998, $775,000 in 1997, and
        $425,000 in 1996. Does not include interest earned on retirement account of $410,159 in 1998 and $343,914 in 1997. (See "Employment Agreements")
(5) See "Employment Agreements" for a summary of certain of the provisions of Mr. Westerman's employment agreement.

                                                    Option Grants

        The number of shares  available for purchase  under the  Company's  1993
Employee Stock Option Plan, as amended (the "Stock Option Plan") is 1,000,000 (as adjusted pursuant to antidilution provisions). Options for an aggregate of 770,000 shares have been granted under the Stock Option Plan as of December 31, 1998. During the Company's 1998 fiscal year, 95,000 options were granted under the Stock Option Plan.

       Option Exercises, Year-End Options Values and Option Grants in 1998

        The following table presents at December 31, 1998 the value of unexercised in-the-money options held by the Named Executive Officers.


                                                       Number of                                      Value of Unexercised,
                                                  Unexercised Options                                 In-The-Money Options
Name                                                 Vested       Not Vested                          Vested      Not Vested
----                                                 ------       ----------                          ------     -----------
William L. Westerman                                240,000           80,000                              $0                $0
Ronald P. Johnson                                     7,750            9,250                               0                 0
Duane R. Krohn                                        7,750            9,250                               0                 0
Robert Vannucci                                       7,750            9,250                               0                 0
Jerome P. Grippe                                      7,000            7,000                               0                 0

        The following table presents options granted during 1998.






                                                Individual Grants
                                                                                      Potential Realizable Value at
                            ---------------------------------------------------------     Assumed Annual Rates of
                                            Percent of                                  Stock Price Appreciation for
                             Number of     Total Options   Exercise of                      Option Term
                             Underlying     Granted to    Exercise Price                  ------------------
                              Options      Employees in    Base Price     Expiration
Name                          Granted         1998         Per Share         Date          5%             10%
-----                       ------------   ------------   ------------   ------------    --------      --------
Ronald P. Johnson              10,000         10.5%          7.000         6/11/08       $114,023      $181,562
Duane R. Krohn                 10,000         10.5%          7.000         6/11/08        114,023       181,562
Robert Vannucci                10,000         10.5%          7.000         6/11/08        114,023       181,562
Jerome P. Grippe                7,000          7.4%          7.000         6/11/08         79,816       127,093

The following table presents aggregated option exercises during 1998 and their values as of December 31, 1998.

                                                                                               Value of Unexercised
                                                       Number of Securities Underlying        In-The-Money Options at
                                 Options Exercised     Unexercised Options at 12/31/98             12/31/98
                                  Shares      Value
Name                            Acquired    Realized(1)    Exercisable     Unexercisable     Exercisable   Unexercisable
----                            --------     --------      -----------     -------------     -----------   -------------
William L. Westerman             180,000     $1,400,000        240,000         80,000          $0.00          $0.00
Ronald P. Johnson                 18,000        147,875          7,750          9,250           0.00           0.00
Duane R. Krohn                    18,000        140,000          7,750          9,250           0.00           0.00
Robert Vannucci                   14,168        116,461          7,750          9,250           0.00           0.00
Jerome P. Grippe                  14,168        116,461          7,750          9,250           0.00           0.00

----------------------
(1) Market value of the underlying securities at the exercise date or year-end, as the case may be, less the exercise price of "in-the-money" options. Messrs. Westerman, Johnson and Krohn paid cash for their option shares, while Messrs. Vannucci and Grippe elected cashless exercise and received 14,168 shares.

                                                 Employment Agreements

        William L. Westerman serves as Chairman of the Board, President and Chief Executive Officer of the Company, and as Chairman of the Board and Chief Executive Officer of ROC.

        Under Mr. Westerman's existing employment agreement with the Company, which was last amended on June 24, 1998, Mr. Westerman shall be employed by the Company for an indefinite period subject to termination by either the Company or Mr. Westerman on not less than 120 days prior written notice. Mr. Westerman's base compensation is $600,000.

        Under the employment agreement, Mr. Westerman is entitled to participate in the Company's Senior Management Compensation Plan or such other executive bonus plan as shall be established by the Company's Board of Directors (collectively the "Plan"). If at least 80% of targeted net income, as defined by the Plan, is met, Mr. Westerman shall be entitled to receive a bonus under the Plan expressed as a percentage of his $600,000 base salary depending on the percentage of targeted net income realized by the Company in a particular year, with a maximum bonus of $900,000. Mr. Westerman received an incentive bonus of $900,000 for 1998.

        The employment agreement provides that the Company fund a retirement account for Mr. Westerman. Pursuant to the employment agreement, an aggregate of $4,877,968 had been credited to the retirement account from its inception through January 1, 1999. Under the employment agreement, each year that Mr. Westerman continues to be employed, an amount equal to Mr. Westerman's base salary for that year will be credited to the account on January 1 of that year and in the event that Mr. Westerman is no longer employed by the Company (except for termination for cause, in which case Mr. Westerman would forfeit all rights to monies in the retirement account), Mr. Westerman will be entitled to receive the amount in the retirement account as of the date he ceases to be employed by the Company in 20 quarterly installments. Pursuant to the employment agreement, the retirement account was credited quarterly with interest and shall be credited with additional amounts on the first day of each succeeding calendar quarter equal to the product of (i) the Company's average borrowing cost for the immediately preceding fiscal year, as determined by the Company's chief financial officer and (ii) the average outstanding balance in the retirement account during the preceding calendar quarter. Total interest earned for 1998 and 1997 was $410,159 and $343,914, respectively. In the event of Mr. Westerman's death, an amount equal to the applicable federal estate tax (now 60%) on the retirement account will be pre-paid prior to the date or dates such taxes are due.

        The Company retains beneficial ownership of all monies in the retirement account, which monies are earmarked to pay Mr. Westerman's retirement benefits. However, upon (i) the vote of a majority of the outstanding shares of Common Stock approving a "Change of Control" (as defined below), (ii) the occurrence of a Change of Control without Mr. Westerman's consent, (iii) a breach by the Company of a material term of the employment agreement or (iv) the expiration or earlier termination of the term of the employment agreement for any reason other than cause, Mr. Westerman may require the Company to establish a "Rabbi Trust" for the benefit of Mr. Westerman and to fund such trust with an amount of cash equal to the amount then credited to the retirement account, including any amount to be credited to the retirement account upon a Change of Control discussed below.

        On February 5, 1998, the shareholders of the Company by a majority vote approved the Agreement and the Plan of Merger (the "Riviera Merger Agreement") with R&E Gaming Corp. and its wholly-owned subsidiary Riviera Acquisition Sub, Inc. (See,"Security Ownership of Certain Beneficial Owners and Management" for a description of the Riviera Merger Agreement and events that have taken place since the February 5, 1998 shareholder approval.) Such shareholder approval constituted a Change of Control. On March 5, 1998, subsequent to this Change of Control, Mr. Westerman exercised his right to require the Company to establish and fund a Rabbi Trust for his benefit. On March 20, 1998, Mr. Westerman and the Company entered into an agreement whereby Mr. Westerman waived his right to have the Company fund the Rabbi Trust in exchange for the Company agreeing to fund such Rabbi Trust within five business days after notice from Mr. Westerman.

        Mr. Westerman's employment agreement provides (a) that the sum of Mr. Westerman's base salary, bonus, and credits to his Retirement Account in any one year shall not exceed that which would have been payable under his previous employment agreement with the Company, and (b) that Mr. Westerman shall instruct the Company of any reductions in base salary, bonus, and credits to his Retirement Account necessary to comply with this limitation. The

Company has determined that for the year 1998, a reduction of $194,000 would be necessary to comply with this provision. Prior to December 31, 1998, Mr. Westerman instructed the Company that this be applied to reduce the amount to be credited to his retirement account from $600,000 to $406,000.

        In addition to Mr. Westerman, four executives have employment contracts with the Company for fixed terms of either 2 or 3 years. Each of these employment contracts contains a Termination Fee Agreement and a Stay Bonus Agreement. See "Termination Fee Agreements" and "Stay Bonus Agreements." These employment agreements also provide for a "Normal Incentive Bonus" entitling the executive to participate in the Company's Senior Management Compensation Plan (the "Plan") whereby the employee may share a portion of the Plan's pool which provides for a target of $25 million EBITDA for the years 1999 and 2000 with amounts being credited to the Plan's pool up to a maximum of $1.2 million. Three of these employment agreements also provide for a "Special Incentive Bonus" in an amount equal to one-third of any excess of $1.2 million.

                                           Employee Stock Purchase Plan

        On March 5, 1996, the Board of Directors adopted an employee stock purchase plan (the "Stock Purchase Plan"), which was approved by the stockholders on May 10, 1996. A total of 300,000 shares of Common Stock (subject to adjustment for capital changes) in the aggregate may be granted under the Stock Purchase Plan. The Stock Purchase Plan is administered by the Compensation Committee. The purchase price per share of stock shall be 85% of per share market value of the Common Stock on the purchase date. On May 31, 1996, approximately 560 union and non-union employees participated in the Stock Purchase Plan. Under the Stock Purchase Plan, 137,000 shares were issued to employees at $11.26 (85% of market price at May 10, 1996), for $160,000 cash and the balance in notes receivable of $1,383,000 which were payable over two years via payroll deduction. During 1997, 6,200 shares were reissued at $11.47 for notes receivable of $71,145. During 1996, 1997 and 1998 respectively, 17,600, 25,900 and 65,100 shares were returned to the Stock Purchase Plan, and 265,400 shares remained eligible to be issued under the plan at December 31, 1998.

        The Company has registered the issuance of all the shares issuable under the Stock Purchase Plan on Form S-8 under the Securities Act of 1933, as amended (the "Securities Act").

                                              Key Employee Retention Plan

        As a result of the scheduled openings of several new Las Vegas Strip properties in 1998, 1999 and 2000, an estimated 38,000 jobs must be filled, including 5,000 supervisory positions. Because of the Riviera's performance and reputation, its employees are prime candidates to fill these positions. In the third quarter of 1998, management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments.

                                              Termination Fee Agreements

        Approximately 85 executive officers and significant employees (excluding Mr. Westerman) of ROC have termination fee agreements effective through January 2000, pursuant to which each of such employees will be entitled to receive (1) either six months' or one year's base salary if their employment with the Company is terminated, without cause, within 12 or 24 months of a change of control of the Company or ROC; and (2) group health insurance for periods of either one or two years. The base salary payments are payable in bi-weekly installments subject to the employee's duty to mitigate by using his or her best efforts to find employment. The estimated total amount that would be payable under all such agreements is approximately $5 million in salaries and $1.5 million in benefits as of December 31, 1998.

                                          Stay Bonus Agreements

        Approximately 85 executive officers and significant employees (excluding Mr. Westerman) or ROC are party to agreements pursuant to which each such employee is entitled to receive a "stay bonus" (varying amounts) if the employee is discharged without cause (as defined in the stay bonus agreements), or continues to be employed by the

Company on each of January 1, 2000, January 1, 2001 and June 30, 2001. The estimated total amount that would be payable under all such agreements is approximately $2.3 million.

                                               Compensation of Directors

        Each of Messrs. Barengo, Barovick and Land is paid an annual fee of $50,000 for services as a director of the Company and ROC. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors. On March 5, 1996 the Board of Directors adopted a Nonqualified Stock Option Plan for Non-Employee Directors (the "Directors' Option Plan"), which was approved by the stockholders on May 10, 1996. Under the Directors' Option Plan, each individual elected, re-elected or continuing as a non-employee director will automatically receive a non-qualified stock option for 2,000 shares of Common Stock, with an option exercise price equal to the fair market value of the Common Stock on the date of grant. 50,000 shares have been reserved for issuance under the Directors' Option Plan. Under the Directors' Option Plans, options to purchase 2,000 shares at an exercise price of $13.25 were granted to Mr. Barengo on May 10, 1996, options to purchase 2,000 shares at an exercise price of $13.50 were granted to Mr. Barengo on May 12, 1997, and options to purchase 2,000 shares at an exercise price of $9.00 were granted to Mr. Barengo on May 11, 1998. Upon becoming Directors of the Company, under the Directors' Option Plan Mr. Barovick was granted options to purchase 2,000 shares at an exercise price of $7.50 on August 4, 1998, and Mr. Land was granted options to purchase 2,000 shares at an exercise price of $5.50 on January 21,1999. Options to purchase 2,000 shares at an exercise price of $9.00 were granted to Phillip P. Hannifin on May 11, 1998. Options to purchase 2,000 shares at an exercise price of $9.00 were granted to William Friedman on May 11, 1998. Messrs. Hannifin and Friedman resigned from the Board of Directors on June 24, 1998 and July 27, 1998, respectively. Directors who are also officers or employees of the Company or ROC do not receive any additional compensation for services as a director. Currently, Mr. Westerman is the only such director. The Board of Directors has granted the members of the Compensation Committee the right to elect to receive all or part of their annual fees in the form of the Company's Common Stock in a number of shares having a fair market value equal to the cash compensation subject to such election pursuant to the Company's Compensation Plan for Directors serving on the Compensation Committee. Of the 50,000 shares reserved for issuance under this plan, 3,103 shares were issued to Mr. Barengo for a portion of his director's fees in 1996 and 877 shares were issued to Mr. Barengo for a portion of his director's fees in 1997.

Item 12.       Principal Shareholders

               Security Ownership of Certain Beneficial Owners and Management

        The Common Stock is traded on the American Stock Exchange. The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 7, 1999, by (i) each person who, to the knowledge of the Company, beneficially owns more than 5% of the outstanding Common Stock of the Company (based on reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or upon information furnished to the Company), (ii) the directors and certain officers of the Company and (iii) all directors and officers of the Company and ROC as a group. The percentages of shares of Common Stock held or beneficially owned by any Stockholder or group of Stockholders are based upon the total number of shares of Common Stock outstanding as of April 7, 1999. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

                                                                                Shares Beneficially Owned
Name                                                                                Number          Percentage**
----                                                                                ------          ----------
William L. Westerman(1)(2)                                                         504,200               9.9%
Robert R. Barengo(1)(2)                                                              5,180                *
Richard L. Barovick(1)(2)                                                           10,000                *
James N. Land, Jr.                                                                   1,500                *
Ronald P. Johnson(1)(2)                                                             39,250                *
Duane R. Krohn(1)(2)                                                                36,050                *
Robert Vannucci(1)(2)                                                               24,418                *
Jerome P. Grippe(1)(2)                                                              22,918                *
Keyport Life Insurance Co.(3)                                                      857,160              16.9
SunAmerica Life Insurance Company(4)                                               761,920              15.0
Morgens Entities:(5)
  Betje Partners                                                                    29,360               0.6
  Morgens Waterfall Income Partners                                                 43,920               0.9
  MWV Employee Retirement Plan Group Trust                                           7,760               0.2
  Phoenix Partners, L.P.                                                            79,440               1.6
  Restart Partners, L.P.                                                           282,000               5.8
  Restart Partners II, L.P.                                                        440,600               8.7
  Restart Partners III, L.P.                                                       298,600               5.9
  The Common Fund                                                                   90,880               1.8
                                                                               -----------              ----
      Total Morgens Entities                                                     1,264,800              25.0
James D. Bennett(6)                                                                497,065               9.8
Allen E. Paulson(7)                                                                463,655               9.1
All executive officers and directors as a group                                    697,413              12.9
(11 persons).(1)(2)

--------------------------------
*     Less than 1%.
** Based on 5,068,376 shares of Common Stock outstanding on April 7, 1999.

(1) The address for each director and officer of the Company or ROC is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
(2) Includes vested portion of options to purchase shares of Common Stock granted pursuant to the Stock Option Plan and Non-qualified Stock Option Plan for Non-Employee Directors.
(3) The address for Keyport Life Insurance Company ("Keyport") is 125 High Street, Boston Massachusetts 02110. Stein Roe & Farnham Incorporated, an affiliate of Keyport, is Keyport's investment advisor, and, as such, has the power and authority to direct the disposition of the securities, and accordingly, could be deemed to be a "beneficial" owner within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Stein Roe & Farnham Incorporated, however, disclaims actual beneficial ownership of such securities.
(4) The address for SunAmerica Life Insurance Company ("SunAmerica") is One SunAmerica Center, Los Angeles, California 90067.
(5) The address for Morgens, Waterfall, Vintiadis & Company, Inc. ("Morgens") is 10 East 50th Street, New York, New York 10022. Morgens or its principals are either investment advisors to, or trustees or general partners of, the eight entities listed in the above table ("Morgens Entities") that are the owners of the Common Stock of the Company. Morgens or its principals have the power and authority to direct the disposition of these securities and, accordingly, could be deemed to be "beneficial" owners within the meaning of Rule l3d-3 of the Exchange Act. Each of Morgens, its principals and the Morgens Entities, however, disclaims beneficial ownership with respect to any securities not actually beneficially owned by it.
(6) The address for Mr. Bennett is 2 Stamford Plaza, Suite 1501, 281 Tresser Boulevard, Stamford, Connecticut 06901. Includes 303,003 shares held by Restructuring Capital Associates, L.P. ("Restructuring Capital") and Bennett Restructuring Fund, L.P.
(7) The address for Mr. Paulson is Del Mar Country Club, 6001 Clubhouse Drive, Rancho Santa Fe, California 92067.


           The Company is a party to a registration rights agreement with, among others, Morgens, Keyport, SunAmerica and affiliates of Restructuring Capital, each of which owns more than 5% of the Common Stock. Pursuant to the Equity Registration Rights Agreement dated June 30, 1993, among the Company and the Holders of Registerable Shares referred to therein, each of the three largest holders of Common Stock is entitled to cause the Company to file a registration statement and holders of 51% or more of the shares of Common Stock then subject to the Equity Registration Rights Agreement are entitled to cause the Company to file two registration statements, registering under the Securities Act, the offer and sale of Common Stock owned by such persons. All other Holders of Registerable Shares will be entitled to have shares of Common Stock owned by them included in any such registrations in addition, the agreement grants to each party the right to have included, subject to certain limitations, all shares of Common Stock owned by such party in any registration statement filed by the Company under the Securities Act, including those filed on behalf of the Company or security holders not party to the Equity Registration Rights Agreement. Pursuant to the agreement, the Company will pay all costs and expenses, other than underwriting discounts and commissions, in connection with the registration and sale of Common Stock under the agreement.

Item 13.   Certain Relationships and Related Transactions

           Robert R. Barengo was formerly a director and 10% stockholder of Leroy's. In May 1996, Leroy's became a wholly-owned subsidiary of AWI, a publicly hold corporation listed on NASDAQ. Mr. Barengo is currently a director of AWI and owns 7% of the outstanding stock of AWI, which leases approximately 12,000 square feet of the Riviera Hotel & Casino's casino floor. AWI is the operator of the Riviera Hotel & Casino's sports book operations. This lease was assumed by the Company from Riviera, Inc. and is still in effect. The lease provides for rental payments based upon the monthly and annual revenues derived by AWI from the location. From January 1, 1998 through December 31, 1998, AWI paid aggregate rent to ROC of approximately $212,000 The Company believes that the terms of the lease with AWI are at least as favorable to the Company and ROC as could have been obtained from unaffiliated third parties and are at least as favorable as terms obtained by other casino hotels in Las Vegas. AWI also owns Howard Johnson Hotel & Casino located at the intersection of Tropicana Avenue and Interstate 15 in Las Vegas, Nevada. The hotel's operations include an International House of Pancakes restaurant, on-site food and beverage sales, 150 guest rooms (no suites) and approximately 53 gaming machines. The Company believes that this casino/hotel's operations are not competitive with the Riviera Hotel & Casino

           As of April 1, 1998, the Company entered into a letter agreement, with Mr. Barengo, a member of the Bar of the State of Nevada, pursuant to which Mr. Barengo has been assisting the Company and its outside counsel in enforcing the Company's rights under the Riviera Merger Agreement and with related matters. Under such letter agreement, Mr. Barengo receives a fee of $10,000 per month for his consulting services, which services commenced on April 1, 1998. Either party may terminate the letter agreement on no less than seven days prior written notice.

           From August 1996 until February 1997, Riviera Gaming Management-Elsinore, Inc. ("RGME"), an indirect wholly-owned subsidiary of the Company, operated the Four Queens located adjacent to the Golden Nugget on Fremont Street in downtown Las Vegas under an interim management agreement for a fee of $83,333 per month, A long-term management agreement (the "Management Agreement") with Elsinore Corporation ("Elsinore"), which owns the Four Queens through its wholly-owned subsidiary Four Queens, Inc., went into effect on February 28, 1997, the effective date of the Chapter 11 plan of reorganization of Elsinore. The Morgens Entities, beneficial owners of approximately 25% of the common stock of the Company, own over 94% of the voting stock of Elsinore. The Company believes that the terms of the Management Agreement are no less favorable to the Company than if the Company had negotiated with an independent third party. The term of the Management Agreement is approximately 40 months, subject to earlier termination or extension. Either party can terminate the Management Agreement if (i) substantially all the Four Queens' assets are sold;
(ii) the Four Queens is merged; or (iii) a majority of the Four Queens' or Elsinore's shares are sold. Upon such termination RGME will receive a $2.0 million termination bonus minus any amount realized or realizable upon exercise of the warrants. Either party may terminate the Agreement if cumulative earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the first two fiscal years are less than $12.8 million. The Four Queens EBITDA for the 24 months ending March 31, 1999 was approximately $10.2 million. Management and the Board of Directors of Elsinore have agreed to continue the agreement for its original term provided, however, that it can be terminated by either party on six month's notice. RGME is paid a minimum annual management fee of $1.0 million, payable in equal monthly installments. In addition, RGME is entitled to a fee of 25% of the amount by which the Four Queens EBITDA exceeds $8 million in any fiscal year. Based upon current historical and projected EBITDA, it is unlikely that the $8 million threshold will be met. RGME has received warrants to purchase 1,125,000 shares of common stock of Elsinore, exercisable during the term or extended term of the Management Agreement at an exercise price of $1 per share. In consideration of Four Queens' failure to meet the $12.8 million EBITDA threshold for the first two years of the agreement, RGME and Elsinore are negotiating a revised termination bonus.

           Since March 5, 1997, Mr. Westerman has been the President and a director of Four Queens, Inc. Mr. Westerman has also been a director of Darling International Inc., a publicly held company, since June 23, 1997. Morgens
Entities own 46.13% of the stock of Darling International, Inc. which is primarily in the business of processing animal and bakery waste by-products.

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

                                                      SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RIVIERA HOLDINGS CORPORATION


                                         By:/s/   WILLIAM L. WESTERMAN
                                         William L. Westerman
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)

                                         April 30, 1999


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                             Date


/s/ WILLIAM L. WESTERMAN    Chairman of the Board, Chief         April 30, 1999
William L. Westerman        Executive Officer and President


/s/ DUANE R. KROHN          Treasurer (Principal Financial       April 30, 1999
Duane R. Krohn              and Accounting Officer)


/s/ ROBERT R. BARENGO       Director                             April 30, 1999
Robert R. Barengo


/s/ RICHARD L. BAROVICK     Director                             April 30, 1999
Richard. L. Barovick


/s/ JAMES N. LAND, JR.      Director                             April 30, 1999
James N. Land, Jr.

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