Form 10-Q
period 1999-03-31
RIVIERA HOLDINGS CORP
filed 1999-05-07
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                                              OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

                                 Commission file number  000-21430

                          Riviera Holdings Corporation
             (Exact name of Registrant as specified in its charter)

             Nevada                             88-0296885
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada          89109
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number,
  including area code                                (702) 794-9527

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No



              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



As of March 31, 1999 there were 5,068,376 shares of Common Stock, $.001 par value per share, outstanding.

                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                               2

Condensed Consolidated Balance Sheets  at March 31, 1999 (Unaudited)  and
December 31, 1998                                                             3
Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months  ended March 31, 1999 and 1998                                   4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months  ended  March 31, 1999 and 1998                                  5

Notes to Condensed Consolidated Financial Statements (Unaudited)              6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       10

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations and of cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

April 19, 1999
Las Vegas, Nevada


RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)
                                                                                       March 31,          December 31,
                                                                                         1999                 1998
                                                                                      (Unaudited)
                                                                                   ------------------   ------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $39,805              $48,883
   Accounts receivable, net                                                                    5,192                5,390
   Inventories                                                                                 2,385                2,726
   Prepaid expenses and other assets                                                           3,470                4,028
                                                                                   ------------------   ------------------
       Total current assets                                                                   50,852               61,027


PROPERTY AND EQUIPMENT, NET                                                                  183,854              175,622

OTHER ASSETS, NET                                                                              8,029                8,260
                                                                                   ------------------   ------------------

TOTAL ASSETS                                                                                $242,735             $244,909
                                                                                   ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                            $337                 $363
   Accounts payable                                                                           13,222               11,865
   Accrued Interest, Other                                                                     2,194                6,563
   Accrued Expenses - Other                                                                    9,987               10,053
                                                                                   ------------------   ------------------
     Total current liabilities                                                                25,740               28,844
                                                                                   ------------------   ------------------

Deferred Income Taxes                                                                          3,209                3,123
                                                                                   ------------------   ------------------


Other Long-Term Liabilities                                                                    5,624                4,933
                                                                                   ------------------   ------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                       174,518              174,506
                                                                                   ------------------   ------------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
Common stock ($.001 par value;  20,000,000 shares  authorized;  5,073,376 issued and outstanding at December 31, 1998
and 5,068,376 at March 31, 1999)                                                                   5                    5
   Additional paid-in capital                                                                 13,454               13,457
   Treasury stock (34,300 shares at December 31, 1998, and
   39,100 shares at March 31, 1999)                                                             (189)                (167)
   Notes receivable from Employee Shareholders                                                    (1)                  (3)
   Retained earnings                                                                          20,375               20,211
                                                                                   ------------------   ------------------
      Total shareholders' equity                                                              33,644               33,503
                                                                                   ------------------   ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $242,735             $244,909
                                                                                   ==================   ==================

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)
(In Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------

                                                                                       1999                 1998
REVENUES:
  Casino                                                                                   $18,916              $18,691
  Rooms                                                                                     10,139                9,944
  Food and beverage                                                                          6,356                5,767
  Entertainment                                                                              5,612                5,345
  Other                                                                                      2,823                2,795
                                                                                 ------------------  -------------------
                                                                                            43,846               42,542
   Less promotional allowances                                                               3,549                3,375
                                                                                 ------------------  -------------------
            Net revenues                                                                    40,297               39,167
                                                                                 ------------------  -------------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                                                  11,349               10,976
    Rooms                                                                                    5,249                4,861
    Food and beverage                                                                        4,395                3,985
    Entertainment                                                                            4,189                4,202
    Other                                                                                      802                  774
Other operating expenses:
    General and administrative                                                               7,121                6,550
    Depreciation and amortization                                                            3,333                2,975
                                                                                 ------------------  -------------------
            Total costs and expenses                                                        36,438               34,323
                                                                                 ------------------  -------------------

INCOME FROM OPERATIONS                                                                       3,859                4,844
                                                                                 ------------------  -------------------

OTHER INCOME (EXPENSE)
Interest expense on $100 million notes                                                                           (2,767)
Interest income on Treasury Bills held to retire $100 million notes                                               1,414
Interest expense, other                                                                     (4,870)              (4,946)
Interest income, other                                                                         353                  673
Interest capitalized                                                                           961                  440
Other, net                                                                                     (51)                (149)
                                                                                 ------------------  -------------------
     Total other income (expense)                                                           (3,607)              (5,335)
                                                                                 ------------------  -------------------

INCOME (LOSS)  BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES                                                                          252                 (491)

PROVISION (BENEFIT) FOR INCOME TAXES                                                            86                 (172)
                                                                                 ------------------  -------------------

NET INCOME (LOSS)                                                                             $166                ($319)
                                                                                 ==================  ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                   5,070                4,902
                                                                                 ------------------  -------------------
EARNINGS (LOSS) PER SHARE-BASIC                                                             $ 0.03              $ (0.07)
                                                                                 ------------------  -------------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING                             5,082                4,902
                                                                                 ------------------  -------------------
EARNINGS (LOSS) PER SHARE-DILUTED                                                           $ 0.03              $ (0.07)
                                                                                 ------------------  -------------------

See notes to condensed consolidated financial statements


 RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                       1999               1998
                                                                                ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                                             $166              ($319)
  Adjustments to reconcile net income to net cash
    used in operating loss:
    Depreciation and amortization                                                            3,333              2,975
    Interest income on Tbills to defease $100M Bonds                                                           (1,414)
    Interest expense, $100M Bonds                                                                               2,767
    Interest expense, other                                                                  4,870              4,946
    Interest paid, other                                                                    (8,766)            (8,871)
    Capitalized Interest on construction projects                                             (961)              (440)
    Other expense, net                                                                          51                149
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net                                          197                965
      Decrease (increase) in inventories                                                       341                627
      Decrease (increase) in prepaid expenses
          and other assets                                                                     559               (253)
      Increase (decrease) in accounts payable                                               (2,063)            (4,308)
      Increase (decrease) in accrued liabilities                                              (297)               328
      Increase (decrease) in deferred income taxes                                              86
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                                               259                240
                                                                                ------------------- ------------------
       Net cash used in  operating activities                                               (2,225)            (2,608)
                                                                                ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, Las Vegas, Nevada                    (5,227)            (1,588)
      Capital expenditures - Black Hawk, Colorado project                                   (6,338)              (809)
      Property acquired with accounts payable - Black Hawk, Colorado project                 3,418
      Capitalized Interest on construction projects                                            961                440
      Increase in other assets - Black Hawk, Colorado                                          (60)               (17)
      Decrease (increase) in other assets                                                       75                349
                                                                                ------------------- ------------------

       Net cash used in investing activities                                                (7,171)            (1,625)
                                                                                ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings                                                       411
      Payments on long-term borrowings                                                         (71)               (88)
      Purchase of treasury stock                                                               (22)
      Net collections, cancellations employee stock purchase plan
      and exercise of employee stock options                                                                     (101)
                                                                                ------------------- ------------------
        Net cash  provided by (used in) financing activities                                   318               (189)
                                                                                ------------------- ------------------

DECREASE  IN CASH AND CASH EQUIVALENTS                                                     ($9,078)           ($4,422)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             $48,883            $65,151
                                                                                ------------------- ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $39,805            $60,729
                                                                                =================== ==================

See notes to condensed consolidated financial statements

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

In July 1994, management established a new division, Riviera Gaming Management, Inc. ("RGM") for the purpose of obtaining management contracts in Nevada and other jurisdictions. In August 1996, RGM incorporated in the State of Nevada as a wholly owned subsidiary of ROC. In March 1997 Riviera Gaming Management of Colorado was incorporated in the State of Colorado, and in August 1997 Riviera Black Hawk, Inc. was incorporated in the State of Colorado for the purpose of developing a casino in Black Hawk, Colorado.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary ROC and various indirect wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial information at March 31, 1999 and for the three months ended March 31, 1999 and 1998 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

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

Earnings Per Share

For the year ended December 31, 1997, the Company adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. Additionally, the effect of stock options outstanding is not included in diluted net loss per share calculations. Since the Company incurred net income from continuing operations during the three-month period ended March 31, 1999, diluted per share calculations are based upon average shares outstanding during this period and the effect of dilutive securities of $12,378. The effect of stock options outstanding to purchase approximately 509,000 shares was not included in diluted per share calculations during the three-month period ended March 31, 1999 as the average exercise price of such options was greater than the average price of the Company's common stock.

Recently Adopted Accounting Standards

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee recently issued Statement of Position No. 98-5, Reporting on the Costs of Start Up Activities. This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. We adopted this standard effective January 1, 1999. The impact has been to record a general expense of $15,000 for the three months ended March 31, 1999, that we would have otherwise deferred as pre-opening costs.


Reclassifications

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.




2.       DEBT

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the 10% Notes on a straight-line basis. On August 13, 1997, under a contractual defeasance, the Company used part of these proceeds to purchase United States Government securities ("the Securities") at a cost of $109.8 million which were deposited into an irrevocable trust. The proceeds from these securities, together with interest that was earned by the Securities was used to pay the principal, interest and call premium due on the 11% First Mortgage Notes (the 11% Notes") on June 1, 1998, the earliest date the 11% Notes could be redeemed. Interest earned from the Securities is included in "Interest income on Treasury Bills held to retire $100 million notes." The interest expense from the 10% Notes is included in "Interest expense, other", and from the 11% Notes is included in "Interest expense on $100 million notes".

The $100 million notes, which were contractually defeased in August 1997, were redeemed on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35% income tax effect of $1.6 million resulting in an extraordinary loss of $3.0 million.


3.       COMMITMENTS

The Company has begun construction of a casino in Black Hawk, Colorado on a site, which was purchased for $15 million in August 1997. As of March 31, 1999 the Company has made $26.6 million in cash contributions to finance the cost of land and construction.

As a result of the scheduled opening of several new Las Vegas Strip properties in 1999 and 2000, an estimated 38,000 jobs must be filled, including approximately 5,000 supervisory positions. Because of the Company's performance and reputation, its employees are prime candidates to fill these positions. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $150,000 in the first quarter of 1999. The total cost of the Plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001.

4.       PAULSON  MERGER, CONTINGENT VALUE RIGHTS AND RELATED LITIGATION

Riviera Holdings is a defendant in an action commenced on April 9, 1998, by Allen Paulson, R&E Gaming Corp. and other Paulson-controlled entities (collectively, "Paulson") in the United States District Court for the Central District of California. The other defendants in the action include Jefferies & Company, Inc. (the initial Purchaser of the notes), as well as Morgens, Waterfall, Vintiadis & Company, Inc., Keyport Life Insurance Company, Sun America Life Insurance Company and others. Paulson's claims arise from a merger agreement between Riviera Holdings and Paulson which was terminated in the first half of 1998. Paulson has requested a refund of the amounts deposited in escrow for the minority shareholders in connection with the proposed merger as well as other damages. We believe there is no merit to Paulson's damage claims against Riviera Holdings. Riviera Holdings has vigorously contested counterclaims against Paulson, including a claim for the collection of the escrow funds. However, no assurance can be given regarding the outcome of this lawsuit.

5.  SEGMENT DISCLOSURES

The Company provides Las Vegas-style gaming, amenities and entertainment. The Company's four reportable segments are based upon the type of service provided:
Casino, rooms, food and beverage, and entertainment. The casino segment provides customers with gaming activities through traditional table games and slot machines. The rooms segment provides hotel services. The food and beverage segment provides restaurant and drink services through a variety of themed restaurants and bars. The entertainment segment provides customers with a variety of live Las Vegas-style shows, reviews and concerts. All other segment activity consists of rent income, retail store income, telephone and other activity. The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.


                                                                            Food and    Entertain-
      Three Months ended March 31, 1999            Casino       Rooms       Beverage       ment      All Other      Total

Revenues from external customers                  $18,916     $10,139         $6,356      $5,612       $2,823      $43,846
Intersegment revenues                                             897          1,931         721                     3,549
Segment profit                                      7,567       3,993             30         702        2,020       14,312


      Three Months ended March 31, 1998

Revenues from external customers                   18,691       9,944          5,767       5,345        2,795       42,542
Intersegment revenues                                             961          1,673         741                     3,375
Segment profit                                      7,715       4,122            109         402        2,021       14,369




Reconciliation of segment profit to consolidated net income before taxes and extraordinary items:


                                                                                                        1999         1998
Segment profit                                                                                        $14,312      $14,369
Other operating expenses                                                                               10,454        9,525
Other expense                                                                                           3,606        5,335
                                                                                                 --------------------------
Net income (loss) before provision (benefit) for taxes                                                   $252        ($491)
                                                                                                 ==========================

The Company does not have significant marketing programs for residents of Las Vegas. Substantially all revenues are derived from patrons visiting the Company from other parts of the United States and other countries. Revenues from a foreign country or region may exceed 10% of all reported segment revenues, however, the Company cannot precisely identify such information based upon the nature of gaming operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


The following tables set forth certain operating information for the Company for the three months ended March 31, 1999 and 1998. Revenues and promotional allowances are shown as a percentage of net revenues. Department costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                                                   Three Months Ended
                                                                                         March 31,
              Income Statement Data:                                                1999       1998
                                                                                    ----       ----
              Revenues:
                Casino                                                               46.9%       47.7%
                Rooms                                                                25.2%       25.4%
                Food and beverage                                                    15.8%       14.7%
                Entertainment                                                        13.9%       13.6%
                Other                                                                 7.0%        7.1%
                Less promotional allowances                                          -8.8%       -8.6%
                Net Revenues                                                        100.0%      100.0%
              Costs and Expenses:
                  Casino                                                             60.0%       58.7%
                  Rooms                                                              51.8%       48.9%
                  Food and beverage                                                  69.1%       69.1%
                  Entertainment                                                      74.6%       78.6%
                  Other                                                              28.4%       27.7%
                  General and administrative                                         17.7%       16.7%
                  Depreciation and amortization                                       8.3%        7.6%
                          Total costs and expenses                                   90.4%       87.6%
              Income from operations                                                  9.6%       12.4%
              Interest expense on $100 million notes                                  0.0%       -7.1%
              Interest income on Treasury Bills to retire $100 million notes          0.0%        3.6%
              Interest expense, other                                               -12.1%      -12.6%
              Interest income, other                                                  0.9%        1.7%
              Interest, capitalized                                                   2.4%        1.1%
              Other, net                                                             -0.1%       -0.4%
              Income before  (benefit) provision  for income  taxes                   0.6%       -1.3%
              (Benefit) provision   for income taxes                                 -0.2%        0.4%
              Net Income (Loss)                                                       0.4%       -0.8%
              EBITDA   Margin                                                        17.8%       20.0%



1EBITDA consists of earnings before interest, income taxes, depreciation, amortization and Other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues

Net revenues increased by $1.1 million, or 2.9%, from $39.2 million in the first quarter of 1998 to $40.3 million in first quarter of 1999. Casino revenues increased by $225,000, or 1.2%, from $18.7 million during 1998 to $18.9 million during 1999 due primarily to a $197,000 increase in slot revenues due to additional marketing efforts and the continued success of Nickel Town. Slot revenues were up due an increase of $2.8 million in coin in and an increase of 0.1% in the hold percentage.

Room revenues increased by $200,000, or 2.0% from $9.9 million in 1998 to $10.1 million in 1999 as the result of an increase in hotel occupancy from 92.1% to 97.0% which was partially offset by a decrease of $2.53 in average daily rate from $57.90 in 1998 to $55.37 in 1999. Convention room revenue increased $330,000 or 9.4% from $3.5 million in 1998 to $3.8 million in 1999 and was partially offset by a decrease in individual and tour operator revenues.

Food and beverage revenues increased approximately $600,000, or 10.2%, from $5.8 million during 1998 to $6.4 million in 1999 due primarily to the expansion of the convention center banquet facilities. Banquet covers increased approximately 25,000, or 3.9%, from 65,000 in 1998 to 90,000 in 1999.

Entertainment revenues increased by approximately $300,000, or 5.0%, from $5.3 million during 1998 to $5.6 million in 1999 due to a 5.0% increase in attendance. The number of cash tickets sold to entertainment venues increased 6.2% and was partially offset by a decrease in complimentary tickets.

Promotional allowances increased $200,000, or 5.2%, from $3.3 million in 1998 to $3.5 million in 1999 due to competition for gaming revenues on the Las Vegas Strip.

Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   increased  by
approximately $1.2 million, or 4.8%, from $24.8 million for the three months ended March 31, 1998 to $26.0 million for the three months ended March 31, 1999.

Casino expenses increased by approximately $400,000, or 3.4%, from $10.9 million during 1998 to $11.3 million during 1999 due to casino marketing programs. Casino expenses as a percent of casino revenue increased from 58.7% to 60.0%. Although the marketing programs produced additional drop, the win was not adequate to cover the additional expenses.

Room costs increased by approximately $400,000, or 8.0%, from $4.9 million during the 1998 period to $5.2 million during the 1999 period and room costs as a percentage of room revenue increased from 48.9% in 1998 to 51.8% in 1999 due to the increase in occupancy and a decision to increase staffing to offer greater service to our hotel guests.

Food and beverage costs increased approximately $400,000, or 10.3%, from $4.0 million during the 1998 period to $4.4 million for the 1999 period. However, food and beverage costs as a percentage of revenues remained the same at 69.1% in 1998 and 1999 because of the higher revenues.

Entertainment costs remained the same at approximately $4.2 million in 1998 and 1999. Entertainment expense as a percentage of entertainment revenues decreased from 78.6% in 1998 to 74.6% in 1999 as a result of the increased revenues.

Other expenses remained at approximately $800,000 in 1998 and 1999. Increased cost of sales and payroll for the gift shops were offset by reduced telephone operating costs brought about by newly installed telecommunications systems.

Other Operating Expenses

General and administrative expenses increased $600,000, or 8.7%, from $6.5 million in 1998 to $7.1 million in 1999. These expenses increased from 16.7% of total net revenues in 1998 to 17.7% during the 1999 period. As a result of the scheduled opening of several new properties in 1999 and 2000, an estimated 38,000 jobs must be filled, including approximately 5,000 supervisory positions. Because of the Riviera's performance and reputation, its employees are prime candidates to fill these positions. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $150,000 in the first quarter of 1999. The total cost of the Plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001.

Depreciation and amortization increased by approximately $350,000, or 12.0%, from $2.9 million in 1998 to $3.3 million in 1999 due to capital expenditures for the casino renovation, which was completed in December 1998, and the Convention Center Pavilion, which was completed in February 1999.

Other Income (Expense)

Interest expense on the $100 million notes of $2.8 million, less interest income on U.S. Treasury Bills of $1.4 million was recorded in 1998 until the notes were redeemed on June 1, 1998. Interest income, other decreased $320,000 because of the decrease in investment balances as the proceeds of the $175 million notes were utilized in the Convention Center Pavilion and the Black Hawk, Colorado project.

Capitalized interest for the first quarter of 1999 was $961,000 on the Black Hawk, Colorado, and Riviera Convention Center Pavilion projects compared to $440,000 in 1998.

Net Income (Loss)

Net income increased by $484,000 from a loss of $319,000 for the three months ended March 1998 to a profit of $166,000 for the three months ended March 1999 due to a combination of the above factors.

EBITDA

EBITDA decreased by approximately $600,000, or 8.0%, from $7.8 million in 1998 to $7.2 million in 1999. Net revenues increased by $1.1 million or 2.9%; however, the increase was offset by a $2.1 million or 5.5% increase in operating expenses of which $1.1 million was payroll and related benefits costs associated with the increased volume and the employee retention plan.



Liquidity and Capital Resources

The Company had cash and cash equivalents of $39.8 million at March 31, 1999, which was $9.0 million less than balances at December 31, 1998 due to payments of bond interest on February 15, of $8.8 million and capital expenditures of $7.9 million, net of construction payables.

The Company's net cash used in operating activities was approximately $2.2 million for the three months ended March 31, 1999 compared to $2.6 million in 1998. Management believes that cash flow from operations, combined with the $39.8 million cash on hand, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 1999, assuming that project and equipment financing is available for the Black Hawk casino development. Should the Company not be able to finance a portion of the amounts required for Black Hawk, capital expenditures in Las Vegas will be reduced if necessary. The Company's capital budget for 1999 in Las Vegas is approximately $17.0 million.

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

The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to :
(i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (vi) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and ROC to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and ROC would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At March 31, 1999, the Company believes that it is in compliance with the covenants.


In August 1997, the Company, through its indirect 100% owned subsidiary, Riviera Black Hawk, Inc., purchased approximately 70,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. The Company is constructing a casino containing 1,000 slot machines, 14 table games; a 520-space covered parking garage, and entertainment and food service amenities. Management intends to finance the project with a portion of the unused proceeds from the new First Mortgage Notes, equipment leases and project (first mortgage) financing. The casino is scheduled to open in January 2000. As of March 31, 1999, the company had invested $26.6 million in cash in the Black Hawk, Colorado project.






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

All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of March 31, 1999, the Company has incurred costs of approximately $75,000 (primarily for internal labor) related to the system applications and anticipates spending an additional $125,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates will occur and actual results could differ.

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

(a)      Exhibits - None

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


                                                RIVIERA HOLDINGS CORPORATION


                                                By: /s/ William L. Westerman
                                                William L. Westerman
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                By:/s/ Duane Krohn
                                                Duane Krohn
                                                Treasurer and
                                                Chief Financial Officer


                                                Date: May  7, 1999