Form 10-Q
period 1999-06-30
RIVIERA HOLDINGS CORP
filed 1999-08-13
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1999
                               -----------------------------------------
                                                 OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

                        Commission file number 000-21430

                          Riviera Holdings Corporation
             (Exact name of Registrant as specified in its charter)

             Nevada                               88-0296885
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada            89109
-----------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number,
  including area code                                (702) 794-9527

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



As of June 30, 1999 there were 5,067,676 shares of Common Stock, $.001 par value per share, outstanding.

                                            RIVIERA HOLDINGS CORPORATION

                                                        INDEX

                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                           2

Condensed Consolidated Balance Sheets  at June 30, 1999 (Unaudited)  and
December 31, 1998                                                         3
Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months and Six Months  ended June 30, 1999 and 1998                 4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months and Six Months  ended  June 30, 1999 and 1998                5

Notes to Condensed Consolidated Financial Statements (Unaudited)          6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  11


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibits and Reports on Form 8-K                                19

Signature Page                                                           20

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of operations and of cash flows for the three months and six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

July 26, 1999
Las Vegas, Nevada



RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)
                                                                                June 30,         December 31,
                                                                                  1999               1998
                                                                               (Unaudited)
                                                                             ----------------  -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $41,496            $48,883
   Cash and cash equivalents - restricted                                             26,278
   Short term investments                                                              5,121
   Short term investments - restricted                                                10,101
   Accounts receivable, net                                                            3,797              5,390
   Inventories                                                                         2,490              2,726
   Prepaid expenses and other assets                                                   3,379              4,028
                                                                             ----------------  -----------------
       Total current assets                                                           92,662             61,027


PROPERTY AND EQUIPMENT, NET                                                          188,236            175,622

OTHER ASSETS, NET                                                                     10,384              7,797

RESTRICTED CASH                                                                          410                463
                                                                             ----------------  -----------------

TOTAL ASSETS                                                                        $291,692           $244,909
                                                                             ================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                    $415               $363
   Accounts payable                                                                   13,252             11,865
   Accrued interest, other                                                             7,018              6,563
   Accrued expenses - other                                                            9,386             10,053
                                                                             ----------------  -----------------
     Total current liabilities                                                        30,071             28,844
                                                                             ----------------  -----------------

Deferred income taxes                                                                  2,857              3,123
                                                                             ----------------  -----------------


Other long-term liabilities                                                            5,209              4,933
                                                                             ----------------  -----------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                               220,729            174,506
                                                                             ----------------  -----------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
Common stock ($.001 par value;  20,000,000 shares  authorized;  5,067,676 issued and outstanding at June 30, 1999
and 5,073,376 at December 31, 1999)                                                        5                  5
   Additional paid-in capital                                                         13,446             13,457
   Treasury stock (39,100 shares at June 30, 1999, and
   34,300 shares at December 31, 1998)                                                  (189)              (167)
   Notes receivable from Employee Shareholders                                                               (3)
   Retained earnings                                                                  19,564             20,211
                                                                             ----------------  -----------------
      Total shareholders' equity                                                      32,826             33,503
                                                                             ----------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $291,692           $244,909
                                                                             ================  =================

See notes to condensed consolidated financial statements



RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)
(In Thousands, Except Per Share Amounts)                                    Three Months Ended         Six Months Ended
                                                                                  June 30,                          June 30,
                                                                   -----------------------------------------------------------------
                                                                        1999              1998             1999             1998
REVENUES:
  Casino                                                                $19,364           $20,788          $38,280          $39,479
  Rooms                                                                  10,061            10,403           20,200           20,347
  Food and beverage                                                       6,680             6,386           13,036           12,153
  Entertainment                                                           5,456             5,428           11,068           10,773
  Other                                                                   2,958             2,897            5,781            5,692
                                                                 ---------------   ---------------  ---------------  ---------------
                                                                         44,519            45,902           88,365           88,444
   Less promotional allowances                                            3,869             3,713            7,418            7,088
                                                                 ---------------   ---------------  ---------------  ---------------

            Net revenues                                                 40,650            42,189           80,947           81,356
                                                                 ---------------   ---------------  ---------------  ---------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                               11,346            11,347           22,695           22,323
    Rooms                                                                 5,613             5,568           10,862           10,429
    Food and beverage                                                     4,565             4,698            8,960            8,683
    Entertainment                                                         4,191             4,248            8,380            8,450
    Other                                                                   836               884            1,638            1,658
Other operating expenses:
    General and administrative                                            7,224             6,540           14,345           13,090
    Preopening expenses-Black Hawk, Colorado casino project                  73                                 73
    Depreciation and amortization                                         3,521             3,015            6,854            5,990
                                                                 ---------------   ---------------  ---------------  ---------------

            Total costs and expenses                                     37,369            36,300           73,807           70,623
                                                                 ---------------   ---------------  ---------------  ---------------

INCOME FROM OPERATIONS                                                    3,281             5,889            7,140           10,733
                                                                 ---------------   ---------------  ---------------  ---------------

OTHER INCOME (EXPENSE)
Interest expense on $100 million notes                                                     (1,875)                           (4,642)
Interest on Treasury Bills held to retire $100 million notes                                  920                             2,334
Interest expense, other                                                  (5,372)           (4,852)         (10,242)          (9,798)
Interest income, other                                                      346               679              699            1,352
Interest capitalized                                                        810               563            1,771            1,003
Other, net                                                                 (229)             (342)            (280)            (491)
                                                                 ---------------   ---------------  ---------------  ---------------

     Total other income (expense)                                        (4,445)           (4,907)          (8,052)         (10,242)
                                                                 ---------------   ---------------  ---------------  ---------------

INCOME (LOSS)  BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES                                                    (1,164)              982             (912)             491

PROVISION (BENEFIT) FOR INCOME TAXES                                       (352)              343             (266)             171
                                                                 ---------------   ---------------  ---------------  ---------------

INCOME BEFORE EXTRAORDINARY ITEM                                           (812)              639             (646)             320

EXTRAORDINARY ITEM, NET OF INCOME TAX                                                      (3,006)                           (3,006)
                                                                 ---------------   ---------------  ---------------  ---------------

NET INCOME (LOSS)                                                         ($812)          ($2,367)           ($646)         ($2,686)
                                                                 ===============   ===============  ===============  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                5,068             5,038            5,069            4,970
                                                                 ---------------   ---------------  ---------------  ---------------
EARNINGS (LOSS) PER SHARE-BASIC                                         $ (0.16)          $ (0.47)         $ (0.13)         $ (0.54)
                                                                 ---------------   ---------------  ---------------  ---------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING          5,068             5,084            5,069            5,017
                                                                 ---------------   ---------------  ---------------  ---------------
EARNINGS (LOSS) PER SHARE-DILUTED                                       $ (0.16)          $ (0.47)         $ (0.13)         $ (0.54)
                                                                 ---------------   ---------------  ---------------  ---------------

See notes to condensed consolidated financial statements



 RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                  Three Months Ended   Six Months Ended
                                                                                      June 30,                June 30,
                                                                                1999        1998        1999        1998
                                                                             -----------  ----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                                 ($812)    ($2,367)     ($646)     ($2,686)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                 3,521       3,015      6,854        5,990
    Extraordinary item, call premium to defease $100M Bonds                                   4,624                   4,624
    Interest income on Tbills to defease $100M Bonds                                           (920)                 (2,334)
    Interest expense, $100M Bonds                                                             1,875                   4,642
    Interest paid, $100M Bonds                                                               (4,614)                 (4,614)
    Interest expense, other                                                       5,372       5,292     10,242        9,798
    Interest paid, other                                                            (25)        (30)    (8,791)      (8,901)
    Capitalized interest on construction projects                                  (810)       (563)    (1,771)      (1,003)
    Other expense, net                                                              302         342        353          491
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net                             1,395         371      1,592        1,336
      Decrease (increase) in inventories                                           (105)       (311)       236          317
      Decrease (increase) in prepaid expenses
          and other assets                                                           90         (75)       649         (328)
      Increase (decrease) in accounts payable                                    (2,781)      2,456     (4,845)      (1,852)
      Increase (decrease) in accrued liabilities                                 (1,185)       (144)    (1,482)      (1,108)
      Increase (decrease) in deferred income taxes                                 (352)     (1,951)      (266)      (1,951)
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                                     69         245        328          485
                                                                             -----------  ----------  ---------  -----------
       Net cash provided by  operating activities                                 4,679       7,245      2,453        2,906
                                                                             -----------  ----------  ---------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, Las Vegas, Nevada         (1,417)     (6,044)    (6,644)      (7,632)
      Capital expenditures - Black Hawk, Colorado project                        (6,486)     (2,531)   (12,824)      (3,340)
      Property acquired with accounts payable - primarily Black Hawk, Co.         2,812                  6,230
      Capitalized Interest on construction projects                                 810         563      1,771        1,003
      Purchase of short term investments                                        (15,222)        (15)   (15,222)         (32)
      Purchase of Tbills for Black Hawk, Colorado restricted funds              (26,278)               (26,278)
      Decrease (increase) in other assets                                        (2,981)       (428)    (2,966)          35
                                                                             -----------  ----------  ---------  -----------

       Net cash used in investing activities                                    (48,762)     (8,455)   (55,932)      (9,966)
                                                                             -----------  ----------  ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from US Tbills invested to defease $100M Bonds                                107,516                 108,930
     Payments to defease $100M Bonds with call premium                                     (104,313)               (104,313)
      Proceeds from long-term borrowings                                         45,854                 46,265
      Payments on long-term borrowings                                              (72)        (89)      (143)        (177)
      Purchase of treasury stock                                                                           (22)
      Net collections, cancellations employee stock purchase plan
      and exercise of employee stock options                                         (7)       (151)        (7)         (50)
                                                                             -----------  ----------  ---------  -----------
        Net cash  provided by  financing activities                              45,774       2,963     46,092        4,390
                                                                             -----------  ----------  ---------  -----------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                $1,691      $1,753    ($7,387)     ($2,670)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  $39,805     $60,937    $48,883      $65,360
                                                                             -----------  ----------  ---------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $41,496     $62,690    $41,496      $62,690
                                                                             ===========  ==========  =========  ===========

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

The financial information at June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the six months ended June 30, 1999 and 1998, are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.



Legal Proceedings

The Company is a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a hotel /casino. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company or ROC. (See also Note 4 - Paulson Merger, Contingent Value Rights and Related Litigation).

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

Cash and cash equivalents and short term investments - restricted

Amounts related to the Riviera Black Hawk casino project in Black Hawk, Colorado are restricted in use to that project or for the related 13% First Mortgage Notes interest payments.


Earnings Per Share

Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. However, the effect of stock options outstanding is not included in diluted net loss per share calculations. Since the Company incurred net loss from continuing operations during the three month and six month period ended June 30, 1999, diluted per share calculations are based upon average shares outstanding during this period. The effect of stock options outstanding to purchase approximately 509,000 shares was not included in diluted per share calculations during the six-month period ended June 30, 1999 as the average exercise price of such options was greater than the average price of the Company's common stock.

Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued FAS No. 137, `Deferral of FAS 133 Accounting for Derivatives' which delays the implementation of that pronouncement to June 15, 2000. The Company has not determined what effect, if any, that FAS 133 may have on its results of operations


Reclassifications

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.




2.       DEBT

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the 10% Notes on a straight-line basis. On August 13, 1997, under a contractual defeasance, the Company used part of these proceeds to purchase United States Government Treasury bills ("the Securities") at a cost of $109.8 million which were deposited into an irrevocable trust. The proceeds from these securities, together with interest that was earned by the Securities was used to pay the principal, interest and call premium due on the 11% First Mortgage Notes ("the 11% Notes" or "$100 million notes") on June 1, 1998, the earliest date the 11% Notes could be redeemed. Interest earned from the Securities is included in "Interest income on Treasury Bills held to retire $100 million notes." The interest expense from the 10% Notes is included in "Interest expense, other", and from the 11% Notes is included in "Interest expense on $100 million notes".

The $100 million notes, which were contractually defeased in August 1997, were redeemed on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35% income tax effect of $1.6 million resulting in an extraordinary loss of $3.0 million.


On June 3, 1999, Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary, closed a $45 million private placement of 13% First Mortgage Notes. The net proceeds of the placement will be used to fund the completion of RBH's casino project in Black Hawk, Colorado. The Company has not guaranteed the $45 million RBH Notes, but has agreed to a "Capital Completion Commitment" of up to $10 million and a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the first 3 years of RBH operations to cover if (i) the $5.85 million interest on such Notes is not paid by RBH and (ii) the amount by which RBH cash flow is less than $7.5 million per year.

In April 1999, the Company entered into a $3.0 million capital lease line for 60 months at approximately 8.3% of which $1.2 million was used to date for general equipment purchases.

In July 1999, the Company entered into a $3.5 million equipment financing arrangement for 60 months at approximately 9.1%.


3.       COMMITMENTS

RBH is constructing a casino in Black Hawk, Colorado on a site which was purchased for $15 million in August 1997. As of June 30, 1999 the Company had made $20.0 million in cash contributions to RBH (excluding capitalized interest).

In July 1999, the Company's 100% owned subsidiary, Riviera Black Hawk, Inc. committed to a $10.6 million capital lease line for 60 months at approximately 10.6% for gaming equipment , furniture and fixtures at the Black Hawk, Colorado casino. Management believes that these financial arrangements along with the $45 million First Mortgage Notes will be sufficient to construct and open the casino.

As a result of the scheduled opening of several new Las Vegas Strip properties in 1999 and 2000, an estimated 38,000 jobs must be filled, including approximately 5,000 supervisory positions. Because of the Company's performance and reputation, its employees are prime candidates to fill these positions. In the third quarter of 1998 management instituted an employee retention plan ("the Plan") which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $150,000 in the second quarter of 1999 and $300,000 year to date. The total cost of the Plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001.


4.       PAULSON  MERGER, CONTINGENT VALUE RIGHTS AND RELATED LITIGATION

Riviera Holdings is a defendant in an action commenced on April 9, 1998, by Allen Paulson, R&E Gaming Corp. and other Paulson-controlled entities (collectively, "Paulson") in the United States District Court for the Central District of California. The other defendants in the action include Jefferies & Company, Inc. (the initial Purchaser of the notes), as well as Morgens, Waterfall, Vintiadis & Company, Inc., Keyport Life Insurance Company, Sun America Life Insurance Company and others. Paulson's claims arise from a merger agreement between Riviera Holdings and Paulson which was terminated in the first half of 1998. Paulson has requested a refund of the amounts deposited in escrow for the minority shareholders in connection with the proposed merger as well as other damages. On July 2, 1999, Riviera Holdings Corporation announced that it had agreed to settle its portion of the action brought by Allen Paulson, however, the action will continue against the other defendants. The settlement is subject to court approval which is anticipated sometime later this year. Under the terms of the settlement Mr. Paulson would receive $5 million consisting of $3,477,000 ($7.50 per share) for the 463,655 shares of RHC common stock he has owned since 1997 and $1,523,000 out of the funds being held in escrow to be distributed to the holders of the CVR's after court approval ( approximately $4,350,000 or $2.46 per CVR,after giving effect to the settlement).

5.  SEGMENT DISCLOSURES

The Company provides Las Vegas-style gaming, amenities and entertainment. The Company's four reportable segments are based upon the type of service provided:
Casino, rooms, food and beverage, and entertainment. The casino segment provides customers with gaming activities through traditional table games and slot machines. The rooms segment provides hotel services. The food and beverage segment provides restaurant and drink services through a variety of themed restaurants and bars. The entertainment segment provides customers with a variety of live Las Vegas-style shows, reviews and concerts. All other segment activity consists of rent income, retail store income, telephone and other activity. Intersegment revenues consist of revenues generated through complimentary sales to customers by the casino segment. The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies



                                                                    Food and    Entertain-
     Three Months ended June 30, 1999        Casino      Rooms      Beverage       ment      All Other    Total

Revenues from external customers               $19,364    $10,061        $6,680      $5,456      $2,958    $44,519
Intersegment revenues                                       1,138         2,015         716                  3,869
Segment profit                                   8,018      3,310           100         549       2,122     14,099

     Three Months ended June 30, 1998

Revenues from external customers               $20,788    $10,403        $6,386      $5,428      $2,897    $45,902
Intersegment revenues                                       1,088         1,979         646                  3,713
Segment profit                                   9,441      3,747          (291)        534       2,013     15,444

      Six Months ended June 30, 1999

Revenues from external customers                38,280     20,200        13,036      11,068       5,781    $88,365
Intersegment revenues                                       2,035         3,946       1,437                  7,418
Segment profit                                  15,585      7,303           130       1,251       4,143     28,412

      Six Months ended June 30, 1998

Revenues from external customers               $39,479    $20,347       $12,153     $10,773      $5,692    $88,444
Intersegment revenues                                       2,049         3,652       1,387                  7,088
Segment profit                                  17,156      7,869          (182)        936       4,034     29,813


Reconciliation of segment profit to consolidated net income before taxes and extraordinary items:

                                                                    Three Months Ended        Six Months Ended
                                                                      1999         1998        1999        1998
Segment profit                                                           14,099      15,444     $28,412    $29,813
Other operating expenses                                                 10,818       9,555      21,272     19,080
Other expense                                                             4,445       4,907       8,052     10,242
                                                                  -------------------------------------------------
Net income (loss) before provision (benefit) for taxes                  ($1,164)       $982       ($912)      $491
                                                                  =================================================

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following tables set forth certain operating information for the Company for the three months and six months ended June 30, 1999 and 1998. Revenues and promotional allowances are shown as a percentage of net revenues. Department costs are shown as a percentage of departmental revenues.
All other percentages are based on net revenues.

                                                                          Three Months Ended   Six Months Ended
                                                                               June 30,             June 30,
            Income Statement Data:                                         1999      1998         1999       1998
                                                                         ---------  --------  ---------  ---------
            Revenues:
              Casino                                                        47.6%     49.3%      47.3%      48.5%
              Rooms                                                         24.8%     24.7%      25.0%      25.0%
              Food and beverage                                             16.4%     15.1%      16.1%      14.9%
              Entertainment                                                 13.4%     12.9%      13.7%      13.2%
              Other                                                          7.3%      6.8%       7.1%       7.0%
              Less promotional allowances                                   -9.5%     -8.8%      -9.2%      -8.7%
              Net Revenues                                                 100.0%    100.0%     100.0%     100.0%
            Costs and Expenses:
                Casino                                                      58.6%     54.6%      59.3%      56.4%
                Rooms                                                       55.8%     53.5%      53.8%      51.3%
                Food and beverage                                           68.3%     73.6%      68.7%      71.4%
                Entertainment                                               76.8%     78.3%      75.7%      78.4%
                Other                                                       28.3%     30.5%      28.3%      29.1%
                General and administrative                                  17.8%     15.5%      17.7%      16.1%
                Preopening Expenses - Black Hawk, Colorado Project           0.2%      0.0%       0.0%       0.0%
                Depreciation and amortization                                8.7%      7.1%       8.5%       7.4%
                        Total costs and expenses                            91.9%     86.0%      91.2%      86.8%
            Income from operations                                           8.1%     14.0%       8.8%      13.2%
            Interest expense on $100 million notes                           0.0%     -4.4%       0.0%      -5.7%
            Interest income on Treasury Bills to retire $100 million notes   0.0%      2.2%       0.0%       2.9%
            Interest expense, other                                        -13.2%    -11.5%     -12.7%     -12.0%
            Interest income, other                                           0.9%      1.6%       0.9%       1.7%
            Interest, capitalized                                            2.0%      1.3%       2.2%       1.2%
            Other, net                                                      -0.6%     -0.8%      -0.4%      -0.6%
            Income before  (benefit) provision  for income  taxes           -2.9%      2.3%      -1.1%       0.6%
            (Benefit) provision   for income taxes                          -0.9%      0.8%      -0.3%       0.2%
              Net income before extraordinary item                          -2.0%      1.5%      -0.8%       0.4%
            Extraordinary item, net of income taxes of $1.6 million          0.0%     -7.1%       0.0%      -3.7%
            Net Income (Loss)                                               -2.0%     -5.6%      -0.8%      -3.3%
            EBITDA (1)  Margin                                              16.9%     21.1%      17.4%      20.6%
            Net cash provided by  operating activities                      11.5%     17.2%       3.0%       3.6%

1 EBITDA consists of earnings before interest, income taxes, depreciation, amortization, preopening expenses, and Other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues

Net revenues decreased by $1.5 million, or 3.7%, from $42.2 million in the second quarter of 1998 to $40.7 million in second quarter of 1999. Casino revenues decreased by $1.4 million, or 6.9%, from $20.8 million during 1998 to $19.4 million during 1999 due to a decrease in table games revenues, which was partially offset by higher slot revenues. The decrease in table games revenues was due primarily to a lower hold percentage, which was 14.3% in the second quarter of 1999 compared to 19.5% in the second quarter of 1998. In addition, table games drop, which is generally considered to be gross volume in the casino industry, was relatively flat. Management believes its surveillance and other control systems are functioning properly and that the fluctuations in hold percentage are a normal function of the games and that they return to normal percentages over time. Racebook revenues decreased $121,000 in the quarter due to lower handle (volume) with comparable hold percentages. These decreases were partially offset by increases in slot revenues due to additional marketing efforts, the continued success of lower denomination slot machines and the reduction of amounts paid to distributors of participation machines for a share of the revenues.

Room revenues decreased by $342,000, or 3.3% from $10.4 million in 1998 to $10.1 million in 1999 as the result of a decrease of $2.81 in average daily rate from $56.74 in 1998 to $53.93 in 1999, which was partially offset by an increase in hotel occupancy of 1.2% from 97.4% to 98.5%. Convention room revenue decreased $660,000 or 16.0% from $4.1 million in 1998 to $3.4 million in 1999 and was partially offset by an increase in individual reservations. Convention revenues decreased due to lower attendance at recurring conventions and competition among the Las Vegas Strip hotels for the delegates.

Food and beverage revenues increased $294,000, or 4.6%, from $6.4 million during 1998 to $6.7 million in 1999 due primarily to the expansion of the convention center banquet facilities. In addition, prices were increased in some of the other food and beverage outlets, and price increases will continue in months following the end of the quarter.

Entertainment revenues remained constant at approximately $5.4 million, as attendance and pricing was relatively unchanged.

Promotional allowances increased $156,000, or 4.2%, from $3.7 million in 1998 to $3.9 million in 1999 due to competition for gaming revenues on the Las Vegas Strip.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments decreased $194,000, or 0.7%, from $26.7 million for the three months ended June 30, 1998 to $26.5 million for the three months ended June 30, 1999.

Casino expenses were comparable in total at $11.3 million as overall casino revenues decrease due to casino marketing programs necessitated by the competition on the Las Vegas Strip. Casino expenses as a percent of casino revenue increased from 54.6% to 58.6%.

Room costs remained the same at approximately $5.6 million in 1998 and 1999. Room costs as a percentage of room revenue increased slightly from 53.5% in 1998 to 55.8% in 1999 due to the increase in occupancy, increased union wage scales and a decision to increase staffing to offer greater service to our hotel guests.

Food and beverage costs decreased $133,000, or 2.8%, from $4.7 million during the 1998 period to $4.6 million for the 1999 period. However, food and beverage costs as a percentage of revenues decreased from 73.6% to 68.3% because of the higher banquet revenues which are more profitable and price increases in some of the restaurants.

Entertainment costs remained the same at approximately $4.2 million in 1998 and 1999. Entertainment expense as a percentage of entertainment revenues decreased from 78.3% in 1998 to 76.8% in 1999 as a result of the increased operating efficiency.

Other departmental expenses were down 5.4% and costs as a percentage of revenues
decreased  from  30.5%  to  28.3%  due  to  increased   revenues  and  operating
efficiencies.

Other Operating Expenses

General and administrative expenses increased $684,000, or 10.5%, from $6.5 million in 1998 to $7.2 million in 1999. These expenses increased from 15.5% of total net revenues in 1998 to 17.8% during the 1999 period. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the plan are being accrued as additional payroll costs and included approximately $150,000 in the second quarter of 1999. The total cost of the plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001. Additionally, utility costs have increased $150,000 from 1998 to 1999 due to the expansion of the convention center.

Depreciation and amortization increased by $506,000, or 16.8%, from $3.0 million in 1998 to $3.5 million in 1999 due to capital expenditures for the casino renovation, which was completed in December 1998, and the Convention Center Pavilion, which was completed in February 1999.

Other Income (Expense)

Interest expense on the $100 million notes of $1.9 million, less interest income on U.S. Treasury Bills of $920,000 was recorded in second quarter of 1998 until the notes were redeemed on June 1, 1998. Interest expense, other increased $520,000 due to the issuance of 13% First Mortgage Notes on the Black Hawk, Colorado, project effective June 1999. Interest income, other decreased $330,000 because of the weighted average decrease in investment balances for the period as the proceeds of the $175 million notes were utilized in the Convention Center Pavilion and the Black Hawk, Colorado project prior to the issuance of the Black Hawk 13% Mortgage Notes.

Capitalized interest for the second quarter of 1999 was $810,000 on the Black Hawk, Colorado project compared to $563,000 in 1998 (which also included the Convention Center Pavilion).

Extraordinary Item, Net of Taxes in the Second Quarter of 1998

The $100 million notes, which were contractually defeased in August 1997, were retired on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300.000 were recorded net of the income tax effect of $1.6 million resulting in as an extraordinary loss of $3.0 million.

Net Income (Loss)

The Net Loss decreased by $1.6 million from $2.4 million for the three months ended June 30, 1998 to $812,000 for the three months ended June 30, 1999 due primarily to the extraordinary item in 1998 and other fluctuations discussed above.

Net Cash Provided by Operating Activities


Net cash provided by operating activities decreased $2.5 million from $7.2 million in 1998 to $4.7 million in 1999. Net revenues, primarily casino table games, decreased $1.5 million or 3.7%, and general and administrative increased approximately $700,000 as previously discussed.


EBITDA

EBITDA decreased by $2.0 million, or 22.8%, from $8.9 million in 1998 (a record in any second quarter) to $6.9 million in 1999.



Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues

Net revenues decreased by $400,000, or 0.5%, from $81.4 million in 1998 to $80.9 million in 1999. Casino revenues decreased by $1.2 million, or 3.0%, from $39.5 million during 1998 to $38.3 million during 1999 due primarily to a decrease in table games revenues which was partially offset by an increase in slot revenues. The decrease in table games revenues was due primarily to a lower hold percentage which was 15.9% in 1999 compared to 18.4% in 1998. In addition, table games drop, which is generally considered to be gross volume in the casino industry, was relatively flat. Management believes its surveillance and other control systems are functioning properly and that the fluctuations in hold percentage are a normal function of the games and that they return to normal percentages over time. Racebook revenues decreased $163,000 in the period due to lower handle (volume) with comparable hold percentages. These decreases were partially offset by increases in slot revenues due to additional marketing efforts, the continued success of lower denomination slot machines and the reduction of amounts paid to distributors of participation slot machines for a share of the revenues.

Room revenues decreased by $147,000, or 0.7% from $20.3 million in 1998 to $20.2 million in 1999 as the result of a decrease of $ 2.66 in average daily rate from $57.30 in 1998 to $54.64 in 1999. However, hotel occupancy increased from 94.75% in 1998 to 97.79% in 1999. Convention room revenue decreased $330,000 or 4.3% from $7.6 million in 1998 to $7.3 million in 1999 and was partially offset by an increase in tour operator revenues. Convention revenues decreased due to lower attendance at recurring conventions and competition among the Las Vegas Strip hotels for the delegates.

Food and beverage revenues increased approximately $883,000, or 7.3%, from $12.2 million during 1998 to $13.0 million in 1999 due primarily to the expansion of the convention center banquet facilities. Banquet covers increased approximately 43,000, or 24.1%, from 179,000 in 1998 to 222,000 in 1999.

Entertainment revenues increased by approximately $300,000, or 2.7%, from $10.8 million during 1998 to $11.1 million in 1999 due to a 1.4% increase in attendance.

Promotional allowances increased $330,000, or 4.7%, from $7.1 million in 1998 to $7.4 million in 1999 due to competition for gaming revenues on the Las Vegas Strip.


Direct Costs and Expenses of Operating Departments

Total  direct  costs  and  expenses  of  operating   departments   increased  by
approximately $1.0 million, or 1.9%, from $51.5 million for the six months ended June 30, 1998 to $52.5 million for the six months ended June 30, 1999.

Casino expenses increased by approximately $400,000, or 1.7%, from $22.3 million during 1998 to $22.7 million during 1999 due to casino marketing programs. Casino expenses as a percent of casino revenue increased from 56.4% to 59.3%. Although the marketing programs produced additional drop, the win was not adequate to cover the additional expenses.

Room costs increased by approximately $400,000, or 4.2%, from $10.4 million during the 1998 period to $10.8 million during the 1999 period and room costs as a percentage of room revenue increased from 51.3% in 1998 to 53.8% in 1999 due to the increase in occupancy and a decision to increase staffing to offer greater service to our hotel guests.

Food and beverage costs increased approximately $300,000, or 3.2%, from $8.7 million during the 1998 period to $9.0 million for the 1999 period. However, food and beverage costs as a percentage of revenues decreased from 71.4% in 1998 to 68.7% in 1999 because of the higher banquet revenues which are more profitable and price increases in some of the restaurants.

Entertainment costs remained the same at approximately $8.4 million in 1998 and 1999. Entertainment expense as a percentage of entertainment revenues decreased from 78.4% in 1998 to 75.7% in 1999 as a result of the increased revenues and operating efficiency.

Other expenses remained at approximately $1.6 million in 1998 and 1999. Increased cost of sales and payroll for the gift shops were offset by reduced telephone operating costs brought about by newly installed telecommunications systems.

Other Operating Expenses

General and administrative expenses increased $1.2 million, or 9.6%, from $13.1 million in 1998 to $14.3 million in 1999. These expenses increased from 16.1% of total net revenues in 1998 to 17.7% during the 1999 period. As previously discussed, in the third quarter of 1998 management instituted an employee retention plan in anticipation of the competition for employees on the Las Vegas Strip. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $300,000 in 1999. The total cost of the Plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001. Additionally, utility costs have increased $300,000 from 1998 to 1999 due to the expansion of the convention center.

Depreciation and amortization increased by approximately $900,000, or 14.4%, from $6.0 million in 1998 to $6.9 million in 1999 due to capital expenditures for the casino renovation, which was completed in December 1998, and the Convention Center Pavilion, which was completed in February 1999.



Other Income (Expense)

Interest expense on the $100 million notes of $4.6 million, less interest income on U.S. Treasury Bills of $2.3 million was recorded in 1998 until the notes were redeemed on June 1, 1998. Interest expense, other increased $450,000 due to the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999. Interest income, other decreased $650,000 because of the decrease in investment balances for the period as the proceeds of the $175 million notes were utilized in the Convention Center Pavilion and the Black Hawk, Colorado project prior to the issuance of the 13% First Mortgage Notes.

Capitalized interest for 1999 was $1.7 million on the Black Hawk, Colorado and Riviera Convention Center Pavilion projects compared to $1.0 million in 1998.

Extraordinary Item, Net of Taxes in 1998

The $100 million notes, which were contractually defeased in August 1997, were retired on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300.000 were recorded net of the income tax effect of $1.6 million resulting in as an extraordinary loss of $3.0 million.


Net Income (Loss)

Net loss decreased $2.0 million from a loss of $2.6 million for the six months ended June 30, 1998 to a loss of $650,000 for the six months ended June 30, 1999 due primarily to the extraordinary item in 1998.


Net Cash Provided by Operating Activities


Net cash provided by operating activities decreased approximately $400,000 from $2.9 million in 1998 to $2.5 million in 1999. Net revenues, primarily casino table games, decreased $1.2 million or 3.0% and general and administrative increased approximately $1.3 million. These decreases were partially offset by increases in components of working capital.

EBITDA

EBITDA decreased by approximately $2.6 million, or 15.9%, from $16.7 million in 1998 to $14.1 million in 1999

Liquidity and Capital Resources

At June 30, 1999, the Company had cash and short term investments of $83.0 million, including $36.4 million restricted for the Black Hawk project. The Company had working capital of $62.6 million and shareholders equity of $32.8 million. The cash and short term investments increased during the first six months of 1999 as a result of the private placement of $45 million in Riviera Black Hawk, Inc. first mortgage bonds in June 1999 and $14.1 million of EBITDA.

The Company's net cash provided by operating activities was approximately $2.5 million for the six months ended June 30, 1999 compared to $2.9 million in 1998. Management believes that cash flow from operations, combined with the $83.0 million cash and short term investments will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 1999 including completion of the Black Hawk casino development.

Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the $175 million 10% Notes at maturity on August 15, 2004 and the $45 million 13% Notes at maturity on May 1, 2005. Accordingly, the ability of the Company and its subsidiary to repay the Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company and its subsidiary will be able to refinance the principal amount of the Notes at maturity. The 10% Notes are not redeemable at the option of the Company until August 15, 2001, and thereafter are redeemable at premiums beginning at 105.0% and declining each subsequent year to par in 2003. Although Riviera Black Hawk, Inc. can, at any time prior to May 1, 2001, redeem up to 35% of the aggregate principal amount of the 13% notes at 113% , the subsidiary may not redeem 100% of the 13% Notes until May 1, 2002, at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

The 10% and 13% Note Indentures provide that, in certain circumstances, the Company and its subsidiary must offer to repurchase the Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiary would be unable to pay the principal amount of the Notes without a refinancing.

The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its unrestricted subsidiary Riviera Black Hawk, Inc. under the 13% Notes Indenture), subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At June 30, 1999, the Company believes that it is in compliance with the covenants.


In August 1997, the Company, through its indirect 100% owned subsidiary, Riviera Black Hawk, Inc., purchased approximately 70,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. The Company is constructing a casino containing 1,000 slot machines, 14 table games, a 520-space covered parking garage, and entertainment and food service amenities. Management intends to finance the remainder of the project with a portion of the unused proceeds from the 13%First Mortgage Notes and equipment leases. The casino is scheduled to open in January 2000. As of June 30, 1999, the company had invested $20.0 million in cash in the Black Hawk, Colorado project (excluding capitalized interest) and the total project costs to date including capitalized interest were $39.9 million.


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

The Company has conducted a comprehensive review of its computer systems and other systems for the purpose of assessing its potential Year 2000 Problem, and is in the process of modifying or replacing those systems which are not Year 2000 compliant. Based upon this review, management believes such systems will be compliant by October 1999. However, if modifications are not made or not completed timely, the Year 2000 Problem could have a significant impact on the Company's operations.

All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of June 30, 1999, the Company has incurred costs of approximately $100,000 (primarily for internal labor) related to the system applications and anticipates spending an additional $100,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates will occur and actual results could differ.

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

As a result of various external risk factors, the Company could be adversely impacted and the effect could be material regardless of the readiness of its own systems. For example, if one or more of the Company's utility providers (of electric, natural gas, water, and sewer) experiences Year 2000 problems that impact their ability to provide their services the operations of the Company could be adversely impacted. Furthermore, disruption of services for any of the markets for the Company's customers could result in an adverse change in customer visits from the affected market. - Airline service to and from the Las Vegas market could be disrupted by Year 2000 problems, which would limit the ability of potential customers to visit the property. - The possible long term disruption of banking services due to Year 2000 problems could ultimately impair the Company's daily financial transactions, including the deposit of monies and processing of checks. Furthermore, credit card processing and customers' access to cash via automated teller machines could also be disrupted.

The most likely worst case scenario is a failure of utility companies to deliver services. Under that scenario, the entire Las Vegas hotel and casino industry would be closed until the utilities were restored. The contingency plan is to provide minimal services to the guests until the utilities can be restored.

The Company has developed, and continues to update and revise, contingency plans to address the identified risks. However, given the nature of many of the external risk factors, the Company does not believe viable alternatives would be available. For example, the Company cannot develop a meaningful contingency plan to address a disruption in airline service. Consequently, the occurrence of any of the aforementioned disruptions could, depending upon their severity and duration, have a material adverse impact on operating results.

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

Part II.          Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company, held on June 8, 1999, in Las Vegas, Nevada, stockholders holding 4,280,604 shares of Common Stock, in person or by proxy, voted for election of directors of the Company, William L. Westerman, Robert R. Barengo, Richard L.
Barovick and James N. Land, Jr.  There were 23,900 shares abstaining.

 Voters holding 3,221,474 shares of Common Stock, in person or by proxy, votes to adopt an amendment to the Second Restated Articles of Incorporation of the Company which provided that all persons owning or controlling securities of the Company and its affiliated companies must comply with all gaming laws in each jurisdiction in which the Company or its affiliated companies conduct or plan to conduct gaming activities. The amendment also provides that the Company could redeem, or force the divestiture of, the Company's securities owned by any person or an affiliate of such person who was found to be "unsuitable" by a gaming authority to own or control securities of the Company or any of its affiliated companies, or who causes the Company or any of its affiliated companies to be threatened with the loss of any gaming license. There were 24,800 shares against and 68,320 abstaining.

Item 5.  Other Information

Proposals of stockholders intended to be presented at the 2000 Annual Meeting of Stockholders must be received at the Company's executive offices on or before December 31, 1999, for inclusion in the Company's Proxy Statement with respect to such meeting.

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


                                                   RIVIERA HOLDINGS CORPORATION

                                                   By: /s/ William L. Westerman
                                                   William L. Westerman
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                                                   By: /s/ Duane Krohn
                                                   Duane Krohn
                                                   Treasurer and
                                                   Chief Financial Officer


                                                   Date: August 12, 1999