Form 10-K/A
period 1998-12-31
RIVIERA HOLDINGS CORP
filed 1999-11-02
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

The Abandoned Merger


           In March 1998 the Company was notified by Allen E. Paulson ("Paulson") that he was terminating the merger agreement dated as of September of 1997 among the Company, and R & E Gaming Corp. and Riviera Acquisition Sub, Inc., affiliates of Paulson. Pursuant to the merger agreement a company controlled by Paulson was to have acquired 100% of the Company's common stock for $15 per share, plus an interest factor. Approximately $5.8 million is being held in an escrow account for the holders of 1,770,000 Riviera Contingent Value Rights ("CVR's"). The escrow account was established by Mr. Paulson in connection with the original terms of the merger. The CVR's entitle their holders to share only in the proceeds of the funds currently in escrow. Excluded from participating in the CVR's are Morgens Waterfall, SunAmerica, Keyport Life and Paulson, and their affiliates and associates, who own an aggregate 3,355,000 Riviera shares.

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

The Riviera Board of Directors set the close of business on May 1, 1998, as the record date for the Riviera minority stockholders entitled to receive anything Riviera collects from the escrow. Excluded from participating were Morgens Waterfall, SunAmerica, Keyport Life and Paulson, and their affiliates and associates, who own an aggregate 3,355,000 Riviera shares.

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


During 1998, management continued a number of initiatives at the Riviera to increase slot play, including the replacement of old slot machines, the installation of bill acceptors and the addition of slot hosts. Slot hosts are employees of the Company who interact with patrons as goodwill ambassadors to generate loyalty. The Company's strategy is to continue to increase slot play through marketing programs and other improvements, including (i) the Company's slot upgrade program, which was completed in December 1997, (ii) addition of new signage, (iii) promotion of the Riviera Player's Club, (iv) sponsorship of slot tournaments, (v) creation of promotional programs, (vi) marketing of the "World's Loosest Corner of Slots" and "$40 for $20(R)" slot promotions, and
(vii) the opening of "Nickel Town(R)" at the end of 1997. The Company developed Nickel Town on the corner of the Las Vegas Strip and Riviera Boulevard at the crosswalk from Circus Circus and the local Strip bus stop for approximately $5 million. The 10,000 square foot facility contains approximately 300 slot machines, a bar, snack bar and souvenir shop. Food and beverage items are priced very attractively and promoted extensively. Dramatic signage and lighting effects compatible with the property's existing facade facing the Las Vegas Strip create a "must see" effect for passers by on both sides of the Las Vegas Strip. The Company believes that the nickel player represents the most rapidly growing portion of the Las Vegas gaming market and was frequently neglected by the Company's major competitors who focus their slot products on higher denominations. Currently 78% of the devices in Nickel Town are nickel slot machines.


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


Entertainment segment revenues (which exclude complimentary revenues) were $19,764,000, $19,855,000 and $20,714,000 in 1998, 1997 and 1996, respectively.


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

The Black Hawk Project


The Company's indirect wholly-owned subsidiary, Riviera Black Hawk, Inc. ("Riviera Black Hawk") is constructing a casino in Black Hawk, Colorado. This property will be the third largest casino with entertainment and parking facilities in Black Hawk, Colorado, approximately 40 miles west of Denver. It will be one of the first three casinos encountered when traveling from Denver to the Black Hawk/Central City market. The casino will feature approximately 1,000 slot machines and 12 gaming tables. A variety of other amenities will be offered, which are designed to differentiate this casino, including on-site parking for approximately 520 vehicles, an approximately 265 seat casual dining restaurant with two themed bars, and an entertainment center with seating for up to 600 people.


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


At December 31, 1998, the Las Vegas Convention and Visitors Authority ("LVCA") indicated that there were 31 operational casinos on the Las Vegas Strip. Of these Las Vegas Strip casinos, 21 casinos had over 1,000 available hotel rooms. The Riviera is ranked as the 17th largest Las Vegas Strip hotel/casino, based upon number of available hotel rooms.


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


           In March 1998 the Company was notified by Allen E. Paulson ("Paulson") that he was terminating the merger agreement dated as of September of 1997 among the Company, and R & E Gaming Corp. and Riviera Acquisition Sub, Inc., affiliates of Paulson. Pursuant to the merger agreement a company controlled by Paulson was to have acquired 100% of the Company's common stock for $15 per share, plus an interest factor. Approximately $5.8 million is being held in an escrow account for the holders of 1,770,000 Riviera Contingent Value Rights ("CVR's"). The escrow account was established by Mr. Paulson in connection with the original terms of the merger. The CVR's entitle their holders to share only in the proceeds of the funds currently in escrow. Excluded from participating in the CVR's are Morgens Waterfall, SunAmerica, Keyport Life and Paulson, and their affiliates and associates, who own an aggregate 3,355,000 Riviera shares.

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

The Riviera Board of Directors set the close of business on May 1, 1998, as the record date for the Riviera minority stockholders entitled to receive anything Riviera collects from the escrow. Excluded from participating were Morgens Waterfall, SunAmerica, Keyport Life and Paulson, and their affiliates and associates, who own an aggregate 3,355,000 Riviera shares.


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

           The following table sets forth the Company's income statement data as a percentage of net revenues (unless otherwise noted) for the Company for the periods indicated:

                                                                          1998              1997               1996
                                                                          ----              ----               ----
Revenues:
  Casino                                                                 48.6%             46.6%              48.9%
  Rooms                                                                  24.8%             27.2%              25.7%
  Food and Beverage                                                      15.0%             14.0%              13.8%
  Entertainment                                                          13.5%             13.6%              13.2%
  Other                                                                   7.0%              6.9%               6.1%
  Less promotional  allowances                                          (8.7%)            (8.3%)             (7.7%)
                                                                       -------           -------            -------
     Net revenues                                                       100.0%            100.0%             100.0%

Costs and Expenses:
  Casino1                                                                58.3%             56.7%              56.9%
  Rooms1                                                                 52.7%             50.8%              52.9%
  Food and Beverage1                                                     73.3%             74.6%              71.7%
  Entertainment1                                                         78.3%             82.5%              82.4%
  Other1                                                                 29.7%             28.5%              29.2%
  General and administrative                                             16.9%             17.0%              16.9%
  Corporate expenses, severance pay                                       0.3%              0.0%               0.0%
  Depreciation and amortization                                           7.6%              6.8%               5.0%
     Total Costs and Expenses                                            89.8%             87.7%              85.8%

Income from operations                                                   10.2%             12.3%              14.2%
Interest expense on 11%, $100 million notes                              -2.9%             -7.2%              -6.7%
Interest income on Treasury Bills to retire 11%, $100 million notes       1.5%              1.5%               0.0%
Interest expense, other                                                 -12.2%             -4.6%              -0.6%
Interest income, other                                                    1.5%              1.3%               0.7%
Interest, capitalized                                                     1.7%              0.5%               0.0%
Other (income) expense, net                                              -0.8%             -1.0%              -0.3%
                                                                       -------           -------            -------
Income before provision for income taxes                                 -1.0%              2.2%               7.8%
(Benefit) provision for income  taxes                                    -0.3%              0.9%              -2.7%
                                                                       -------            ------            -------
     Net Income before extraordinary item                                -0.7%              1.4%               5.1%
Extraordinary item, net of income taxes of $1.6 million                  -1.9%              0.0%               0.0%
                                                                       -------           -------            -------
     Net Income (Loss)                                                   -2.5%              1.4%               5.1%
                                                                       =======           =======            =======

 EBITDA2  margin                                                         18.2%             19.1%              19.2%

-----------------------
1 Shown as a percentage of corresponding departmental revenue.


2 EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding corporate financing, severance and Paulson Merger/litigation costs.) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies.

1998 Compared to 1997

Revenues


Net revenues increased by approximately $6.2 million, or 4.0%, from $153.8 million in 1997 to $159.9 million in 1998. Casino revenues increased by approximately $6.0 million, or 8.4%, from $71.7 million during 1997 to $77.7 million during 1998 due primarily to a $5.5 million, or 11.9%, increase in slot revenues as a result of the opening of Nickel Town in late 1997. Nickel Town is designed to offer value oriented slot customers an attractive location to play and is attracting additional walk-in customers from the Las Vegas Strip because it competes with Circus Circus, Slots-of Fun and Westward Ho with value oriented food, beverage and merchandise. Table games revenue increased approximately $0.9 million as the result of significant play from selected regular customers. Room revenues decreased by approximately $2.2 million, or 5.3%. from $41.8 million 1997 to $39.6 million during 1998 as a result of a slight decrease in hotel occupancy from 96.8% to 95.2% and a decrease in average room rate of $3.43, or 5.8%, from $58.25 in 1997 to $54.82 in 1998. Food and beverage revenues increased approximately $2.3 million, or 10.8%, from $21.6 million 1997 to $23.9 million during 1998 due to additional covers in the bars and restaurants. Entertainment revenues increased by approximately $650,000, or 3.1%, from $20.9 million during 1997 to $21.5 million during 1998 due to 27,000 increased covers from 737,000 in 1997 to 764,000 in 1998. Other revenues increased by approximately $600,000, or 5.7%, from $10.6 million during 1997 to $11.2 million during 1998 due primarily to the Nickel Town gift shop revenues. Promotional allowances increased by approximately $1.3 million, or 10.0%, from $12.7 million during 1997 to $14.0 million during 1998 due to competition for gaming revenues on the Las Vegas Strip.


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


In addition, the Company has communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and the Company's possible exposure to Year 2000 issues of such third parties. The Company, through correspondence from major vendors or statements obtained at Year 2000 disclosure sites of major vendors, has been advised that such vendors' software or products are either Year 2000 compliant or should be Year 2000 compliant before December 31, 1999. However, there can be no guarantee that the systems of other companies, which the Company's systems may rely upon, will be timely converted or representations made to the Company by these parties are accurate. As a result the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a significant adverse impact on the Company's operations.

       As a result of various external risk factors, the Company could be adversely impacted and the effect could be material regardless of the readiness of our own systems. The most reasonable worst case scenario - if one or more of our utility providers (of electric, natural gas, water, sewer) experiences Year 2000 problems that impact their ability to provide their services, our operations could be adversely impacted. Furthermore, disruption of services for any of the markets for our customers could result in an adverse change in customer visits from the affected market. Automobile and airline traffic to and from the Las Vegas market could be disrupted by Year 2000 problems, which would limit the ability of potential customers to visit our property. The possible long-term disruption of banking services due to Year 2000 problems could ultimately impair our daily financial transactions, including the deposit of monies and processing of checks. Furthermore, credit card processing and customers' access to cash via automated teller machines could also be disrupted.

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


Item 7a

Quantitative and Qualitative Disclosure About Market Risk

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturaties of 30 days or less.

As of December 31, 1998, we had $174.5 million in borrowings. The borrowings include $175 million in bonds maturing in 2004. Interest under the bonds is based on a fixed rate of 10%. The borrowings also include $.7 million in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1,470,000 when the project is complete, is payable over ten years beginning in January 2000. The special improvement district bonds bear interest at 5%. Other borrowings relate to leases.

Interest rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

                                                                           Fair
(Amounts in                                                            Value at
 thousands)         1999   2000   2001  2002  2003  Thereafter  Total  12/31/98
----------------    ----   ----   ----  ----  ----  ----------  -----  --------
Long term
debt including
current portion
________________
Equipment
loans and
capital leases     $363   $307   $110   $108   $82              $970     $970
                   ------------------------------------------------------------
Average interest
rate               7.5%   7.5%   5.6%   5.6%   5.6%
________________
Special
Improvement
District Bonds           $112    $120   $127  $132     $979   $1,470   $1,470
                   ------------------------------------------------------------
Average interest
rates                    5.0%    5.0%   5.0%  5.0%     5.0%
________________
10% First
Mortgage Notes                                     $173,271 $173,271 $156,334
                   ------------------------------------------------------------
Average interest
rate                                                  10.0%    10.0%
________________

                   ------------------------------------------------------------

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


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF OPERATIONS  YEARS ENDED DECEMBER 31, 1998,  1997 AND
1996 (In thousands, except per share and share amounts)
---------------------------------------------------------------------------------------------------------------------------


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
                                                                                 ============== ============= =============


See notes to consolidated financial statements (Continued)


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF OPERATIONS  YEARS ENDED DECEMBER 31, 1998,  1997 AND
1996 (In thousands, except per share and share amounts)
--------------------------------------------------------------------------------------------------------------------------


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

  Earnings (loss) per share for extraordinary item:
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
                                                                             ============== =============  ==============


See notes to consolidated financial statements.
                                                                    (Concluded)




RIVIERA HOLDINGS CORPORATION

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS'  EQUITY YEARS ENDED DECEMBER 31, 1998,
1997 AND 1996 (In thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------------


                                                                                                Notes
                                                                                             Receivable
                                                         Additional                             from
                                Shares        Common      Paid-In     Retained   Treasury     Employee
                              Outstanding      Stock      Capital     Earnings    Stock     Shareholders          Total

BALANCES,
  JANUARY 1, 1996                 4,800,000    $    5  $   12,537  $   13,740                               $   26,282

  Stock issued under employee
    stock purchase plan             137,000                 1,543                          $  (1,383)              160
  Collections of stockholders"
    receivables                                                                                  332               332
  Refunds on employee
    stock purchases                 (17,600)                 (198)                               198
  Director compensation plan          3,103                    37                                                   37
  Net income                                                            8,440                                    8,440
                                  ----------   ------  ----------- -----------             ----------       -----------


BALANCES,
  DECEMBER 31, 1996               4,922,503         5      13,919      22,180                   (853)           35,251

  Stock issued under employee
    stock purchase plan               6,200                    71                                (71)
  Collections of stockholders'
    receivables                                                                                  425               425
  Refunds on employee
    stock purchases                 (25,900)                 (292)                               292
  Director compensation plan            877                    13                                                   13
  Net income                                                            2,088                                    2,088
                                  ----------   ------  ----------- -----------             ----------       -----------
BALANCES,
  DECEMBER 31, 1997               4,903,680         5      13,711      24,268                  (207)            37,777

  Stock issued under executive
    option plan                     269,096                   480                                                  480
  Collections and refunds of
    stockholders' receivables, net                                                             (530)              (530)
  Purchase of treasury stock        (34,300)                                    $   (167)                         (167)
  Refunds on employee stock
    purchases                       (65,100)                 (734)                              734
  Net loss                                                             (4,057)                                  (4,057)
                                  ----------   ------  ----------- -----------  ---------  ----------       -----------

BALANCES,
  DECEMBER 31, 1998               5,073,376    $    5  $   13,457  $   20,211   $   (167)  $     (3)        $   33,503
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


Revenue Recognition

    Casino Revenue - The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins and losses.

    Room Revenue, Food and Beverage Revenue, Entertainment Revenue and Other Revenue - The Company recognizes room, food and beverage, entertainment and other revenue at the time that goods or services are provided.


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
                                                  ============      ============


In 1998 and 1997, approximately $2,679,000 and $771,000, respectively, in interest costs were capitalized on construction projects. Substantially all of the Company's property and equipment is pledged as collateral to secure debt (see Note 8). Repairs and maintenance that do not significantly improve the life of fixed assets are expensed as incurred. Costs for significant improvements that extend the expected life of fixed assets more than one year are capitalized and depreciated over the remaining extended life using a straight line method of depreciation.

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

The effective income tax rates on income attributable to continuing operations differ from the statutory federal income tax rates for the year ended December 31, 1998, 1997, and 1996, as follows (in thousands):


                                                 1998                    1997                      1996
                                                 Amount    Rate         Amount        Rate        Amount         Rate

Taxes (benefit) at federal
  statutory rate                           $   (2,164)    (35.0)%   $    1,189       35.0 %     $    4,504      35.0 %
Other                                              21       0.3 %          120        3.5 %            (76)     (1.0)%
                                           -----------    -------   -----------     --------    -----------     ------

Provision (benefit) for
  income taxes                             $   (2,143)    (34.7)%   $    1,309       38.5 %     $    4,428      34.0 %
                                           ===========    =======   ===========     ========    ===========     ======


Comparative analysis of the provision (benefit) for income taxes is as follows:

                                                  1998                     1997                       1996
                                                  ----                     ----                       ----
Current                                           691                      (23)                      5,831
Deferred                                       (2,835)                   1,332                      (1,603)
                                               -------                   ------                     -------
Total                                         $(2,143)                  $1,309                      $4,428
                                              ========                  =======                     =======


The tax effects of the items comprising the Company's net deferred tax liability consist of the following at December 31 (in thousands):

                                                               1998        1997

Deferred tax liabilities:
  Basis in long-term debt obligations                                  $    150
  Reserve differential for hospitality and gaming activities $  1,208     1,214
  Difference between book and tax depreciable property          6,299     6,955
  Other                                                           928       867
                                                             --------- ---------

Total                                                           8,435     9,186
                                                             --------- ---------

Deferred tax assets:
  Reserves not currently deductible                             2,899     1,845
  Bad debt reserves                                               460       191
  AMT and other credits                                         1,953     1,192
                                                             --------- ---------

Total                                                           5,312     3,228
                                                             --------- ---------

Net deferred tax liability                                   $  3,123  $  5,958
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


Other income (expense) for the year ended December 31, 1998 and 1997, includes $1,231,000 and $400,000, respectively, in costs relating to the Allen Paulson merger/litigation. These specific legal expenses were incurred for the collection of funds due to shareholders in connection with the terminated merger agreement (Contingent Value Rights) and as such have been excluded from income from operations.


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

On March 5, 1996, the Board of Directors adopted an employee stock purchase plan (the "Stock Purchase Plan"), which was approved by the stockholders on May 10, 1996. A total of 300,000 shares of common stock (subject to adjustment for capital changes) in the aggregate may be granted under the stock purchase plan. The Stock Purchase Plan is administered by the compensation committee. The purchase price per share of stock shall be 85% of per share market value of the common stock on the purchase date. Employees may require the Company to repurchase the stock prior to fulfillment upon termination or the request of the employee. Refunds represent the return of payroll deductions to employees for persons exiting the Plan. On May 31, 1996, approximately 560 union and non-union employees participated in the 1996 employee stock purchase plan. Under the plan, 137,000 shares were issued to employees at $11.26 (85% of market price at May 10, 1996), for $160,000 cash and the balance in notes receivable of $1,383,000, which are payable over two years via payroll deduction. During 1997, 25,900 shares were returned through the plan as the result of refunds to the employees. During 1997, 6,200 shares were issued at $11.47 for notes receivable of $71,145. During 1998, 65,100 shares of stock were returned to the Plan due to employee refunds.

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

The activity of the two stock option plans (1994 Incentive Stock Option Plan and 1996 Non-Employee Director Stock Compensation Plan) is as follows:



                                                                            Per Share
                                                                            Exercise Price
1994 Incentive Stock Option Plan
Outstanding at January 1, 1996                               360,000        $2.08 to $2.50
 Grants                                                      410,000        $13.63
 Exercised
 Canceled
                                                        -------------
Outstanding at December 31, 1996                             770,000        $2.08 to $13.63
 Grants
 Exercised
 Canceled
                                                        -------------
Outstanding at December 31, 1997                             770,000        $2.08 to $13.63
 Grants                                                       95,000        $7.00
 Exercised                                                  (284,000)       $7.00
 Purchased from option holder by Company                     (54,000)       $7.00
 Canceled                                                     (7,000)       $7.00
                                                        -------------
Outstanding at December 31, 1998                             520,000

1996 Non-Employee Director Stock Compensation Plan
Outstanding at January 1, 1996
 Grants                                                        4,000        $13.25
 Exercised
 Canceled
                                                        -------------
Outstanding at December 31, 1996                               4,000        $13.25
 Grants                                                        6,000        $13.50
 Exercised
 Canceled
                                                        -------------
Outstanding at December 31, 1997                              10,000        $13.25 to $13.50
 Automatic grant to directors                                  8,000        $7.50 to $9.00
 Exercised
 Canceled                                                    (10,000)       $9.00 to $13.50
                                                        -------------
Outstanding at December 31, 1998                               8,000        $9.00 to $13.50



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

18.  SUBSEQUENT EVENTS (Unaudited)

On June 3, 1999, the registrant's wholly-owned subsidiary, Riviera Black Hawk, Inc., closed a private placement of $45 million 13% First Mortgage Notes due 2005. The proceeds will be used for Riviera Black Hawk's casino project.


The Company entered into a Settlement Agreement, dated as of July 1, 1999 (the "Settlement Agreement"), by and among Allen E. Paulson ("Paulson"), R&E Gaming Corp. ("Gaming"), Riviera Acquisition Sub, Inc. ("RAS"), Elsinore Acquisition Sub, Inc. ("EAS"), and Carlo Corporation ("Carlo," and collectively with Paulson, Gaming, EAS and RAS, the "Paulson Plaintiffs"), and the Company ("RHC").

On Friday, October 8, 1999, the Federal District Court for the Central District of California approved a bar order as part of a settlement of the lawsuit brought by Allen Paulson against the Company. Pursuant to the terms of the Settlement Agreement, the Company purchased 463,655 shares from Mr. Paulson for $7.50 per share. By a letter dated October 13, 1999, the Company's Chairman advised holders of Contingent Value Rights ("CVR's") that they would receive from an escrow established by Mr. Paulson in connection with the aborted Paulson-Riviera merger $2.46 for each CVR. On Friday, October 8, 1999, there were 1,770,000 CVR's outstanding.

On October 18, 1999, the Company purchased 81,000 of its shares from Sun America, Inc. at $7.50 per share. This transaction reduced Sun America's ownership of the Company below 15% of the Company's outstanding stock to facilitate the licensing by the Colorado Gaming Commission of the Company's subsidiary, Riviera Black Hawk, Inc. After giving effect to such share repurchases, the Company had 4,523,021 shares of common stock outstanding.

In a letter dated September 1, 1999, Elsinore Corporation and Four Queens, Inc. (the "Companies") terminated a Management Agreement, dated as of February 28, 1996, by and among the Companies and Riviera Gaming Management Corp.-Elsinore ("Manager"), effective 120 days from the date of such letter (December 30, 1999). In a letter, dated September 3, 1999, William L. Westerman, acting on behalf of the Manager (1) accepted the termination but pointed out that it would have no effect on the rights of the Manager and its affiliates to continue to receive the management fee and to receive other monies from the Companies for services performed or goods supplied prior to December 30, 1999 by the Manager and its affiliates, (2) noted that Mr. Dual Cooper had been appointed General Manager of the Companies and requested that the Companies confirm (which they did by executing such September 3rd letter) that the Manager is no longer responsible for management of the Four Queens and that its role until December 30, 1999 will be limited to (i) providing such consulting services on the same basis as at present and (iii) using its best efforts to separate the computer systems in an orderly fashion but that the Manager will assume no responsibility for the effectiveness thereof and (3) indicated that the Companies were to exculpate and indemnify the Manager from any responsibility for operation of the Four Queens from and after September 3, 1999 (which they did by executing such September 3rd letter).

The Financial Accounting Standards Board recently issued FAS No. 137, 'Deferral of FAS 133 Accounting for Derivatives' which delays the implementation of that pronouncement to September 15, 2000. The Company has not determined what effect, if any, that FAS 133 may have on its results of operations.


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

Item 13.   Certain Relationships and Related Transactions

           Robert R. Barengo was formerly a director and 10% stockholder of Leroy's. In May 1996, Leroy's became a wholly-owned subsidiary of AWI, a publicly hold corporation listed on NASDAQ. Mr. Barengo is currently a director of AWI and owns 7% of the outstanding stock of AWI, which leases approximately 12,000 square feet of the Riviera Hotel & Casino's casino floor. AWI is the operator of the Riviera Hotel & Casino's sports book operations. This lease was assumed by the Company from Riviera, Inc. and is still in effect. The lease provides for rental payments based upon the monthly and annual revenues derived by AWI from the location. From January 1, 1998 through December 31, 1998, AWI paid aggregate rent to ROC of approximately $212,000 The Company believes that the terms of the lease with AWI are at least as favorable to the Company and ROC as could have been obtained from unaffiliated third parties and are at least as favorable as terms obtained by other casino hotels in Las Vegas. AWI also owns Howard Johnson Hotel & Casino located at the intersection of Tropicana Avenue and Interstate 15 in Las Vegas, Nevada. The hotel's operations include an International House of Pancakes restaurant, on-site food and beverage sales, 150 guest rooms (no suites) and approximately 53 gaming machines. The Company believes that this casino/hotel's operations are not competitive with the Riviera Hotel & Casino.

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