Form 10-K/A
period 1998-12-31
RIVIERA HOLDINGS CORP
filed 1999-11-05
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 3)

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

Entertainment revenues including complementaries have increased from $16.5 million in 1993 to $21.5 million in 1998, a 30% increase. Management believes that this increase is attributable to the popularity of the in-house productions supplemented by focused marketing and consistent advertising messages. Complimentaries are rooms, food, beverage and other items that are offered as an incentive to customers to patronize our casino.

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



/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 19, 1999, except for Note 18, as to
                   which the date is October 18, 1999





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