Form 10-Q
period 1999-09-30
RIVIERA HOLDINGS CORP
filed 1999-11-15
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1999
                               ---------------------------------------
                                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

                        Commission file number 000-21430

                          Riviera Holdings Corporation
             (Exact name of Registrant as specified in its charter)

      Nevada                                      88-0296885
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada            89109
--------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number,
  including area code                                (702) 794-9527
--------------------------------------------------------------------

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



As of November 1, 1999, there were 4,523,021 shares of Common Stock, $.001 par value per share, outstanding.

                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                               2

Condensed Consolidated Balance Sheets  at September 30, 1999 (Unaudited)
and December 31, 1998                                                         3
Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months and Nine Months  ended September 30, 1999 and 1998               4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months and Nine Months  ended  September 30, 1999 and 1998              5

Notes to Condensed Consolidated Financial Statements (Unaudited)              6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         13

PART II.  OTHER INFORMATION

Item 5.  Other Information                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                     22

Signature Page                                                                23

Exhibits                                                                      24

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of operations and of cash flows for the three months and nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

November 1, 1999
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)
                                                                               September 30,     December 31,
                                                                                  1999               1998
                                                                               (Unaudited)
                                                                             ----------------  -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $39,213            $48,883
   Cash and cash equivalents - restricted                                             18,255
   Short term investments                                                              5,201
   Short term investments - restricted                                                10,251
   Accounts receivable, net                                                            5,524              5,390
   Inventories                                                                         2,601              2,726
   Prepaid expenses and other assets                                                   4,023              4,028
                                                                             ----------------  -----------------
       Total current assets                                                           85,068             61,027


PROPERTY AND EQUIPMENT, NET                                                          196,321            175,622

OTHER ASSETS, NET                                                                     10,363              7,797

RESTRICTED CASH                                                                            3                463
                                                                             ----------------  -----------------

TOTAL ASSETS                                                                        $291,755           $244,909
                                                                             ================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                  $1,024               $363
   Accounts payable                                                                   14,748             11,865
   Accrued interest                                                                    4,107              6,563
   Accrued expenses - other                                                           11,561             10,053
                                                                             ----------------  -----------------
     Total current liabilities                                                        31,440             28,844
                                                                             ----------------  -----------------

Deferred income taxes                                                                  1,540              3,123
                                                                             ----------------  -----------------


Other long-term liabilities                                                            5,482              4,933
                                                                             ----------------  -----------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                               222,638            174,506
                                                                             ----------------  -----------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
Common stock ($.001 par value;  20,000,000 shares  authorized;  5,067,676 issued and outstanding at September 30, 1999
and 5,073,376 at December 31, 1998)                                                        5                  5
   Additional paid-in capital                                                         13,446             13,457
   Treasury stock (39,100 shares at September 30, 1999, and
   34,300 shares at December 31, 1998)                                                  (189)              (167)
   Notes receivable from Employee Shareholders                                                               (3)
   Retained earnings                                                                  17,393             20,211
                                                                             ----------------  -----------------
      Total shareholders' equity                                                      30,655             33,503
                                                                             ----------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $291,755           $244,909
                                                                             ================  =================

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Unaudited)
(In Thousands, Except Per Share Amounts)                                       Three Months Ended        Nine Months Ended
                                                                                  September 30,            September 30,
                                                                     ---------------------------------------------------------------
                                                                             1999            1998             1999            1998
REVENUES:
  Casino                                                                   $18,654         $19,681          $56,934         $59,160
  Rooms                                                                      8,726           8,948           28,926          29,295
  Food and beverage                                                          6,253           5,999           19,289          18,152
  Entertainment                                                              5,561           5,666           16,629          16,439
  Other                                                                      2,777           2,695            8,558           8,387
                                                                     --------------  --------------   --------------  --------------
                                                                            41,971          42,989          130,336         131,433
   Less promotional allowances                                               3,067           3,512           10,485          10,600
                                                                     --------------  --------------   --------------  --------------
            Net revenues                                                    38,904          39,477          119,851         120,833
                                                                     --------------  --------------   --------------  --------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                                  10,523          11,675           33,218          33,998
    Rooms                                                                    5,473           5,182           16,335          15,611
    Food and beverage                                                        4,761           4,478           13,721          13,161
    Entertainment                                                            4,353           4,248           12,733          12,698
    Other                                                                      863             836            2,501           2,494
Other operating expenses:
    General and administrative                                               7,897           7,455           22,242          20,545
    Preopening expenses-Black Hawk, Colorado casino project                     46                              119
    Corporate expense, severance pay                                                           551                              551
    Depreciation and amortization                                            3,550           3,047           10,404           9,037
                                                                     --------------  --------------   --------------  --------------
            Total costs and expenses                                        37,466          37,472          111,273         108,095
                                                                     --------------  --------------   --------------  --------------

INCOME FROM OPERATIONS                                                       1,438           2,005            8,578          12,738
                                                                     --------------  --------------   --------------  --------------

OTHER INCOME (EXPENSE)
Interest expense on $100 million notes                                                                                       (4,642)
Interest on Treasury Bills held to retire $100 million notes                                                                  2,334
Interest expense, other                                                     (6,546)         (4,857)         (16,788)        (14,655)
Interest income, other                                                         899             590            1,598           1,942
Interest capitalized                                                         1,261             764            3,032           1,767
Other, net (primarily Paulson litigation and settlement costs)              (1,524)           (567)          (1,804)         (1,058)
                                                                     --------------  --------------   --------------  --------------
     Total other income (expense)                                           (5,910)         (4,070)         (13,962)        (14,312)
                                                                     --------------  --------------   --------------  --------------

INCOME (LOSS)  BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES                                                       (4,472)         (2,065)          (5,384)         (1,574)

PROVISION (BENEFIT) FOR INCOME TAXES                                        (2,300)           (686)          (2,566)           (515)
                                                                     --------------  --------------   --------------  --------------

INCOME (LOSS)  BEFORE EXTRAORDINARY ITEM                                    (2,172)         (1,379)          (2,818)         (1,059)

EXTRAORDINARY ITEM, NET OF INCOME TAX OF $1.6 MILLION                                                                        (3,006)
                                                                     --------------  --------------   --------------  --------------

NET INCOME (LOSS)                                                          ($2,172)        ($1,379)         ($2,818)        ($4,065)
                                                                     ==============  ==============   ==============  ==============

Earnings (loss) per share before extraordinary item:
  Basic                                                                    $ (0.43)        $ (0.27)         $ (0.56)        $ (0.21)
  Diluted                                                                  $ (0.43)        $ (0.27)         $ (0.56)        $ (0.21)

Earnings (loss) per share for extraordinary item:
  Basic                                                                                                                     $ (0.60)
  Diluted                                                                                                                   $ (0.60)

Earnings (loss) per share:
  Basic                                                                    $ (0.43)        $ (0.27)         $ (0.56)        $ (0.81)
  Diluted                                                                  $ (0.43)        $ (0.27)         $ (0.56)        $ (0.81)

Weighted average common shares outstanding                               5,067,676       5,107,976        5,068,698       5,016,201

Weighted average common&common equivalent shares                         5,067,676       5,107,976        5,068,698       5,016,201

See notes to condensed consolidated financial statements

 RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                              Three Months Ended   Nine Months Ended
                                                                                September 30,          September 30,
                                                                              1999        1998       1999       1998
                                                                         -----------  ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                           ($2,172)    ($1,379)   ($2,818)   ($4,065)
  Adjustments to reconcile net income(loss) to net cash (used in) and provided by operating activities:
    Gain on sale of equipment                                                   (55)                   (55)
    Depreciation and amortization                                             3,550       3,047     10,404      9,038
    Extraordinary item, call premium to defease $100M Bonds                                                     4,624
    Interest income on Tbills to defease $100M Bonds                                                           (2,334)
    Interest expense, $100M Bonds                                                                               4,642
    Interest paid, $100M Bonds                                                                                 (4,614)
    Interest expense, other                                                   6,545       4,857     16,787     14,655
    Interest paid, other                                                     (8,836)     (8,770)   (17,627)   (17,671)
    Capitalized interest on construction projects                            (1,261)       (764)    (3,032)    (1,767)
    Other expense, net (primarily Paulson litigation and settlement)          1,566       1,118      1,919      1,609
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net                        (1,726)     (1,125)      (134)       211
      Decrease (increase) in inventories                                       (112)        412        124        729
      Decrease (increase) in prepaid expenses
          and other assets                                                     (644)         (7)         5       (335)
      Increase (decrease) in accounts payable                                (4,893)        441     (3,834)    (1,564)
      Increase (decrease) in accrued liabilities                              1,440        (247)       (42)       (84)
      Increase (decrease) in current income taxes payable                                 1,118
      Increase (decrease) in deferred income taxes                           (1,317)       (802)    (1,583)    (2,753)
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                                274         251        602        736
                                                                         -----------  ---------- ---------- ----------
       Net cash (used in) provided by  operating activities                  (7,641)     (1,849)       716      1,058
                                                                         -----------  ---------- ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, Las Vegas, Nevada     (2,373)     (7,236)    (9,017)   (14,868)
      Capital expenditures - Black Hawk, Colorado project                    (9,381)     (2,838)   (22,205)    (6,179)
      Property acquired with accounts payable - primarily Black Hawk, Co.     5,231                  5,558
      Capitalized Interest on construction projects                           1,261         764      3,032      1,767
      Purchase of short term investments                                       (230)         (1)   (15,452)       (33)
      Decrease (increase) Black Hawk, Colorado restricted funds               8,023                (18,255)
      Sale of equipment                                                         174                    174
      Decrease (increase) in other assets                                       212         185     (2,754)       220
                                                                         -----------  ---------- ---------- ----------

       Net cash provided by (used in) investing activities                    2,917      (9,126)   (58,919)   (19,093)
                                                                         -----------  ---------- ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from US Tbills invested to defease $100M Bonds                                                  108,930
     Payments to defease $100M Bonds with call premium                                                       (104,313)
      Proceeds from long-term borrowings                                      2,515         458     48,780        458
      Payments on long-term borrowings                                          (74)        (94)      (217)      (270)
      Purchase of treasury stock                                                                       (22)
      Net collections, cancellations employee stock purchase plan
      and exercise of employee stock options                                                 (2)        (7)       (52)
                                                                         -----------  ---------- ---------- ----------
        Net cash  provided by  financing activities                           2,441         362     48,534      4,753
                                                                         -----------  ---------- ---------- ----------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                           ($2,283)   ($10,613)   ($9,670)  ($13,282)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              $41,496     $62,691    $48,883    $65,360
                                                                         -----------  ---------- ---------- ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $39,213     $52,078    $39,213    $52,078
                                                                         ===========  ========== ========== ==========


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

Nature of Operations

The primary line of business of the Company is the operation of the Riviera Hotel & Casino on the "Strip" in Las Vegas, Nevada, including the operation of a hotel/casino with restaurants and related facilities. The Company is developing a casino in Black Hawk, Colorado. Additionally, the Company manages the Four Queens Hotel/Casino in downtown Las Vegas, Nevada. On September 1, 1999, the Company received notice from Elsinore Corporation that its management contract would be cancelled effective December 30, 1999.

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

The financial information at September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the nine months ended September 30, 1999 and 1998, are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K/A.



Legal Proceedings

The Company is a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a hotel /casino. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company or ROC.

Morgens, Waterfall, Vintiadis & Company, Inc. ("Morgens Waterfall") filed a Complaint against the issuer and its directors (the "Defendants") on September 30, 1999, in the Eighth Judicial District Court, Clark County, Nevada, Case No. A408793 ("Nevada State Court"). Morgens Waterfall also filed an Application for Temporary Restraining Order and Motion for Preliminary Injunction ("TRO") seeking to restrain the issuer from pursuing its Motion for Entry of Settlement Bar Order and Final Judgment, in a litigation in the United States District Court for the Central District of California (Western Division), Case No. 98-2644 ABC (AIJx) (the "Paulson Plaintiffs Litigation"). The issuer filed a Notice of Removal to United States District Court for the District of Nevada, on October 1, 1999.

Morgens Waterfall did not pursue its application for a TRO in the Nevada Federal Court. Instead it sought an order in the California Federal Court staying the issuer's motion. This effort to obtain a stay failed, and the issuer's Motion for Entry of Settlement Bar Order and Final Judgment was granted and a Settlement Bar Order was entered by the California District Court in the Paulson Plaintiffs Litigation on October 28, 1999.

On November 1, 1999, Morgens, Waterfall, Vintiadis & Company, Inc. made a motion to remand its lawsuit to the Nevada State Court. The Defendants intend to oppose such motion.

According to the memorandum filed by Morgens Waterfall in connection with its motion to remand, the Morgens Waterfall complaint alleges "1) direct shareholders' claims against the issuer and its directors for breaches of fiduciary duty, based upon their entering into a discriminatory Settlement Agreement and Bar Order which disadvantages Morgens Waterfall and other minority shareholders for the benefit of certain other shareholders, including director shareholders, and 2) a derivative shareholder's claim against the issuer which seeks to enjoin the corporation from acting in a manner that discriminates between and among its shareholders and is wasteful of corporate assets."

The Defendants believe the Morgens Waterfall complaint is without merit and intend to seek summary judgment at the earliest possible moment.

Copies of the Morgens Waterfall complaint are filed as an exhibit to this Form 10Q.

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


Earnings Per Share

Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. However, the effect of stock options outstanding is not included in diluted net loss per share calculations. Since the Company incurred a net loss from continuing operations during the three month and nine month periods ended September 30, 1999 and 1998, diluted per share calculations are based upon average shares outstanding during this period.

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




2.       DEBT

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the 10% Notes on a straight-line basis. On August 13, 1997, under a contractual defeasance, the Company used part of these proceeds to purchase United States Government Treasury bills ("the Securities") at a cost of $109.8 million which were deposited into an irrevocable trust. The proceeds from these securities, together with interest that was earned by the Securities was used to pay the principal, interest and call premium due on the 11% First Mortgage Notes ("the 11% Notes" or "$100 million notes") on September 1, 1998, the earliest date the 11% Notes could be redeemed. Interest earned from the Securities is included in "Interest income on Treasury Bills held to retire $100 million notes." The interest expense from the 10% Notes is included in "Interest expense, other", and from the 11% Notes is included in "Interest expense on $100 million notes".

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


3.       COMMITMENTS

RBH is constructing a casino in Black Hawk, Colorado on a site which was purchased for $15 million in August 1997. As of September 30, 1999 the Company had made $20.0 million in cash contributions to RBH (excluding capitalized interest).

In October 1999, the Company's 100% owned subsidiary, Riviera Black Hawk, Inc. committed to a $11.1 million capital lease line for 60 months at approximately 10.6% for gaming equipment , furniture and fixtures at the Black Hawk, Colorado casino. Management believes that these financial arrangements along with the $45 million First Mortgage Notes will be sufficient to construct and open the casino.

As a result of the scheduled opening of several new Las Vegas Strip properties in 1999 and 2000, an estimated 38,000 jobs must be filled, including approximately 5,000 supervisory positions. Because of the Company's performance and reputation, its employees are prime candidates to fill these positions. In the third quarter of 1998 management instituted an employee retention plan ("the Plan") which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $150,000 in the third quarter of 1999 and $450,000 year to date. The total cost of the Plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001.


4.       PAULSON  MERGER, CONTINGENT VALUE RIGHTS AND RELATED LITIGATION

Riviera Holdings was a defendant in an action commenced on April 9, 1998, by Allen Paulson, R&E Gaming Corp. and other Paulson-controlled entities (collectively, "Paulson") in the United States District Court for the Central District of California. The other defendants in the action include Jefferies & Company, Inc. (the initial Purchaser of the notes), as well as Morgens, Waterfall, Vintiadis & Company, Inc., Keyport Life Insurance Company, Sun America Life Insurance Company and others. Paulson's claims arise from a merger agreement between Riviera Holdings and Paulson which was terminated in the first half of 1998.

The Company entered into a Settlement Agreement, dated as of July 1, 1999 (the "Settlement Agreement"), by and among Allen E. Paulson ("Paulson"), R&E Gaming Corp. ("Gaming"), Riviera Acquisition Sub, Inc. ("RAS"), Elsinore Acquisition Sub, Inc. ("EAS"), and Carlo Corporation ("Carlo," and collectively with Paulson, Gaming, EAS, and RAS, the "Paulson Plaintiffs"), and the Company ("RHC").

On October 8, 1999, the Federal District Court for the Central District of California approved a bar order as part of a settlement of the lawsuit brought by Allen Paulson against the Company. Pursuant to the terms of the Settlement Agreement, the Company purchased 463,655 shares from Mr. Paulson for $7.50 per share. By a letter dated October 13, 1999, the Company's Chairman advised holders of Contingent Value Rights ("CVR's") that they would receive from an escrow established by Mr. Paulson in connection with the aborted Paulson-Riviera merger $2.46 for each CVR. On Friday, October 8, 1999, there were 1,770,000 CVR's outstanding. The Company accrued $1,159,000 for settlement costs as of September 30, 1999, representing the spread between the $7.50 paid to Mr. Paulson for his shares and the $5.00 marker price at July 1, 1999, when the agreement was reached.

5.       SUBSEQUENT EVENTS

On October 14, 1999, the Company agreed to purchase 81,000 of its shares from Sun America, Inc. at $7.50 per share. On October 20, 1999, the Company completed this transaction which reduced Sun America's ownership of the Company below 15% of the Company's outstanding stock to facilitate the licensing by the Colorado Gaming Commission of the Company's subsidiary, Riviera Black Hawk, Inc. After giving effect to such share repurchases in addition to the Paulson repurchase, the Company had 4,523,021 shares of common stock outstanding.

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



                                                                    Food and   Entertain-
   Three Months ended September 30, 1999       Casino     Rooms     Beverage      ment     All Other    Total

Revenues from external customers                $18,654    $7,888       $4,708     $4,877      $2,777   $38,904
Intersegment revenues                                         838        1,545        684                 3,067
Segment profit (loss)                             8,131     2,415          (53)       524       1,914    12,931

         Three Months ended September 30, 1998

Revenues from external customers                $19,681    $7,931       $4,230     $4,940      $2,695   $39,477
Intersegment revenues                                       1,017        1,769        726                 3,512
Segment profit (loss)                             8,006     2,749         (248)       693       1,859    13,059

         Nine Months ended September 30, 1999

Revenues from external customers                 56,934    26,053       13,798     14,508       8,558  $119,851
Intersegment revenues                                       2,873        5,491      2,121                10,485
Segment profit (loss)                            23,716     9,718           77      1,775       6,057    41,343

         Nine Months ended September 30, 1998

Revenues from external customers                $59,160   $26,229      $12,731    $14,326      $8,387  $120,833
Intersegment revenues                                       3,066        5,421      2,113                10,600
Segment profit (loss)                            25,162    10,618         (430)     1,628       5,893    42,871


Reconciliation of segment profit to consolidated net income before taxes and extraordinary items:

                                                                    Three Months Ended      Nine Months Ended
                                                                      1999        1998       1999       1998
Segment profit                                                          12,931     13,059     $41,343   $42,871
Other operating expenses                                                11,493     11,053      32,765    30,133
Other expense                                                            5,910      4,070      13,962    14,312

Net income (loss) before provision (benefit) for taxes and
extraordinary items                                                    ($4,472)   ($2,065)    ($5,384)  ($1,574)
                                                                       ========   ========    ========  ========

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth certain operating information for the Company for the three months and nine months ended September 30, 1999 and 1998. Revenues and promotional allowances are shown as a percentage of net revenues. Department costs are shown as a percentage of departmental revenues.
All other percentages are based on net revenues.

                                                                           Three Months Ended   Nine Months Ended
                                                                             September 30,        September 30,
            Income Statement Data:                                         1999      1998         1999       1998
                                                                         ---------  --------  ---------  ---------
            Revenues:
              Casino                                                        47.9%     49.9%      47.5%      49.0%
              Rooms                                                         22.4%     22.7%      24.1%      24.2%
              Food and beverage                                             16.1%     15.2%      16.1%      15.0%
              Entertainment                                                 14.3%     14.4%      13.9%      13.6%
              Other                                                          7.2%      6.7%       7.1%       6.8%
              Less promotional allowances                                   -7.9%     -8.9%      -8.7%      -8.8%
              Net Revenues                                                 100.0%    100.0%     100.0%     100.0%
            Costs and Expenses:
                Casino                                                      56.4%     59.3%      58.3%      57.5%
                Rooms                                                       62.7%     57.9%      56.5%      53.3%
                Food and beverage                                           76.1%     74.6%      71.1%      72.5%
                Entertainment                                               78.3%     75.0%      76.6%      77.2%
                Other                                                       31.1%     31.0%      29.2%      29.7%
                General and administrative                                  20.3%     18.9%      18.6%      17.0%
                Preopening Expenses - Black Hawk, Colorado Project           0.1%      0.0%       0.1%       0.0%
                Corporate expenses, severance pay                            0.0%      0.0%       0.0%       0.5%
                Depreciation and amortization                                9.1%      7.7%       8.7%       7.5%
                        Total costs and expenses                            96.3%     94.9%      92.8%      89.5%
            Income from operations                                           3.7%      5.1%       7.2%      10.5%
            Interest expense on $100 million notes                           0.0%      0.0%       0.0%      -3.8%
            Interest income on Treasury Bills to retire $100 million notes   0.0%      0.0%       0.0%       1.9%
            Interest expense, other                                        -16.8%    -12.3%     -14.0%     -12.1%
            Interest income, other                                           2.3%      1.5%       1.3%       1.6%
            Interest, capitalized                                            3.2%      1.9%       2.5%       1.5%
            Other, net (primarily Paulson litigation and settlement)        -3.9%     -1.4%      -1.5%      -0.9%
            Income (loss) before  (benefit) provision  for income  taxes   -11.5%     -5.2%      -4.5%      -1.3%
            (Benefit) provision   for income taxes                          -5.9%     -1.7%      -2.1%      -0.4%
              Net income before extraordinary item                          -5.6%     -3.5%      -2.4%      -0.9%
            Extraordinary item, net of income taxes of $1.6 million          0.0%      0.0%       0.0%      -2.5%
            Net Income (Loss)                                               -5.6%     -3.5%      -2.4%      -3.4%
            EBITDA (1)  Margin                                              12.9%     14.2%      15.9%      18.0%
            Net cash provided by (used in) operating activities            -19.6%     -4.7%       0.6%       0.9%

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

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues

Net revenues decreased by $600,000, or 1.5%, from $39.5 million in the third quarter of 1998 to $38.9 million in third quarter of 1999. Casino revenues decreased by $1.0 million, or 5.2%, from $19.7 million during 1998 to $18.7 million during 1999 due to a decrease in table games revenues. Table games drop was down $2.6 million, or 11.3%, from $22.6 million in the third quarter of 1998 to $20.0 million in the third quarter of 1999 and hold percentage was down somewhat from 20.4% to 18.3%. The hold percentage for the quarter is comparable to budget and similar to Las Vegas Strip averages. We essentially won from our significant table games customers in 1998 and they are winning from us this year

Slot revenues increased slightly due to the success of the lower denomination slot machines and the reduction of amounts paid to distributors of participation machines for a share of the revenues. In addition, we were able to keep our costs in line in the marketing and payroll areas in slots, allowing us to increase the slot departmental profits by $800,000 in the quarter.

Room revenues decreased by approximately $200,000, or 2.5% from $8.9 million in 1998 to $8.7 million in 1999 as the result of a decrease of $1.96 in average daily rate from $47.85 in 1998 to $45.89 in 1999, which was partially offset by an increase in hotel occupancy of 1.8% from 97.0% to 98.8%. Convention room revenue decreased approximately $200,000 or 5.9% from $3.1 million in 1998 to $2.9 million in 1999 and was partially offset by an increase in tour operator reservations. Convention revenues decreased due to lower attendance at recurring conventions and competition among the Las Vegas Strip hotels for the delegates.

Food and beverage revenues increased approximately $300,000, or 4.2%, from $6.0 million during 1998 to $6.3 million in 1999 due primarily to the expansion of the convention center banquet facilities. In addition, prices were increased in some of the other food and beverage outlets.

Entertainment revenues decreased approximately $100,000, or 1.8%, from $5.7 million in 1998 to $5.6 million in 1999, as ticket sales decreased for all shows, with the exception of Splash which experienced a slight increase in attendance.

Promotional allowances decreased approximately $500,000, or 12.7%, from $3.5 million in 1998 to $3.0 million in 1999 due to a reduction in table games marketing activity and the rescheduling of the major fall slot tournament from third quarter in 1998 to fourth quarter in 1999.


Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments decreased approximately $500,000, or 1.7%, from $26.4 million for the three months ended September 30, 1998 to $26.0 million for the three months ended September 30, 1999.

Casino expenses decreased $1.2 million, or 9.9%, as overall table games revenues declined and the related direct costs such as payroll, promotional allowances and taxes decreased. Slot marketing costs were reduced due to the elimination of certain summer cash giveaway programs which had been offered in prior years and the rescheduling of the fall slot tournament from third quarter 1998 to fourth quarter 1999. Casino expenses as a percentage of revenues decreased from 59.3% in 1998 to 56.4% in 1999.



Room costs increased approximately $300,000, or 5.6%, from $5.2 million in 1998 to $5.5 million in 1999. Room costs as a percentage of room revenue increased from 57.9% in 1998 to 62.7% in 1999 due to the increase in occupancy, increased union wage scales and a decision to increase staffing to offer greater service to our hotel guests.

Food and beverage costs increased approximately $300,000, or 6.3%, from $4.5 million during the 1998 period to $4.8 million for the 1999 period. Further, food and beverage costs as a percentage of revenues increased from 74.6% to 76.1% because of the increased union wage scales, and an increase in personnel to staff the new convention center banquet facilities.

Entertainment costs increased $100,000, or 2.5%, from $4.2 million during the 1998 period to $4.3 million in the 1999 period. Entertainment expense as a percentage of entertainment revenues increased from 75.0% in 1998 to 78.3% in 1999 as a result of increased Splash advertising and promotion costs.

Other departmental expenses remained the same at approximately $850,000 and 31% of other operating revenues.

Other Operating Expenses

General and administrative expenses increased approximately $400,000, or 5.9%, from $7.5 million in 1998 to $7.9 million in 1999. These expenses increased from 18.9% of total net revenues in 1998 to 20.3% during the 1999 period. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the plan are being accrued as additional payroll costs and included approximately $150,000 in the third quarter of 1999. The total cost of the plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001. Additionally, utility costs have increased $150,000 from 1998 to 1999 due to the expansion of the convention center.

Depreciation and amortization increased by $500,000, or 16.5%, from $3.0 million in 1998 to $3.5 million in 1999 due to capital expenditures for the casino renovation, which was completed in December 1998, and the Convention Center Pavilion, which was completed in February 1999.

Other Income (Expense)

Interest expense, other increased $1.7 million , or 34.8%, due to the issuance of 13% First Mortgage Notes on the Black Hawk, Colorado, project effective June 1999. Interest income, other increased $300,000 because of the higher investment balances for the period from the proceeds of the 13% First Mortgage Notes on Black Hawk, Colorado $175 million notes. Other expenses, net include Paulson litigation and settlement costs of $1.5 million in 1999. Of this amount $1.2 million represents the spread on the repurchase of Mr. Paulson's shares in connection with the settlement of the litigation. Riviera agreed to pay $7.50 per share in July 1999 when the market price was $5.00 per share.

Capitalized interest for the third quarter of 1999 was $1.3 million on the Black Hawk, Colorado project compared to $760,000 in 1998 (which also included the Convention Center Pavilion).




Net Income (Loss)

The Net Loss increased by approximately $800,000 from a loss of $1.4 million for the three months ended September 30, 1998 to a loss of $2.2 million for the three months ended September 30, 1999 due primarily to the increased interest expense and other fluctuations discussed above. Federal income tax benefits exceed the normal 35 percent because the Company settled an audit through 1996. The audit resulted in the release of reserves for taxes on employee meals and other items, which were settled favorably to the Company. As required under GAAP, the Company will be amortizing the benefit over the balance of the year, or $1,l25,000 for the third quarter and the same amount for the fourth quarter.

Net Cash Provided by Operating Activities

Net cash used in operating activities increased $6.0 million from $1.8 million in 1998 to $7.6 million in 1999. Accounts payable for the Black Hawk, Colorado project increased $5.0 million. Net revenues, primarily casino table games, decreased $600,000 or 1.5%, and general and administrative increased approximately $400,000 as previously discussed.


EBITDA

EBITDA decreased by $600,000, or 10.1%, from $5.6 million in 1998 to $5.0 million in 1999.



Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues

Net revenues decreased by $1.0 million, or 0.8%, from $120.8 million in 1998 to $119.8 million in 1999. Casino revenues decreased by approximately $2.2 million, or 3.8%, from $59.1 million during 1998 to $56.9 million during 1999 due primarily to a decrease in table games revenues which was partially offset by an increase in slot revenues. The decrease in table games revenues was due primarily to a lower hold percentage which was 16.6% in 1999 compared to 19.1% in 1998, which is approximately 1.9% higher than the normal hold percent. In addition, table games drop, which is generally considered to be gross volume in the casino industry, declined $2.8 million, or 3.9%. Racebook revenues decreased $220,000 in the period due to lower handle (volume) with comparable hold percentages. These decreases were partially offset by increases in slot revenues due to the continued success of lower denomination slot machines and a 14% reduction of amounts paid to distributors of participation slot machines for a share of the revenues.

Room revenues decreased by approximately $400,000, or 1.3% from $29.3 million in 1998 to $28.9 million in 1999 as the result of a decrease of $ 2.37 in average daily rate from $54.04 in 1998 to $51.67 in 1999. However, hotel occupancy increased from 95.6% in 1998 to 98.2% in 1999. Convention room revenue decreased approximately $300,000 or 3.2% from $10.8 million in 1998 to $10.5 million in 1999 and was partially offset by an increase in tour operator revenues. Convention revenues decreased due to lower attendance at recurring conventions and competition among the Las Vegas Strip hotels for the delegates.

Food and beverage revenues increased approximately $1.1 million, or 6.3%, from $18.2 million during 1998 to $19.3 million in 1999 due primarily to the expansion of the convention center banquet facilities. Banquet covers increased approximately 95,000, or 37.8%, from 251,000 in 1998 to 346,000 in 1999.

Entertainment revenues increased by approximately $200,000, or 1.2%, from $16.4 million during 1998 to $16.6 million in 1999 due to a an increase in box office processing fee revenue. Show attendance was down 12,000 covers, or 2.1% from 584,000 in 1998 to 572,000 in 1999.


Other operating revenues increased by approximately $200,000, or 2.0%, from $8.4 million in 1998 to $8.6 million in 1999 due to increased retail shops sales.


Promotional allowances decreased $100,000, or 1.1%, from $10.6 million in 1998 to $10.5 million in 1999 as the result of fewer complimentary room nights offered to casino customers.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments increased by approximately $500,000, or 0.7%, from $78.0 million for the nine months ended September 30, 1998 to $78.5 million for the nine months ended September 30, 1999.

Casino expenses decreased by approximately $800,000, or 2.3%, from $34.0 million during 1998 to $33.2 million during 1999. Table games direct costs such as payroll, promotional allowances and taxes decreased commensurate with the decrease in casino drop. Slot marketing costs were reduced by the elimination of certain summer cash giveaway programs and the rescheduling of the fall slot tournament from third quarter 1998 to fourth quarter 1999. However, casino expenses as a percent of casino revenue increased from 57.5% to 58.3% due to the decline in table games revenues.

Room costs increased by approximately $700,000, or 4.6%, from $15.6 million during the 1998 period to $16.3 million during the 1999 period and room costs as a percentage of room revenue increased from 53.3% in 1998 to 56.5% in 1999 due to the increase in occupancy and a decision to increase staffing to offer greater service to our hotel guests.

Food and beverage costs increased approximately $600,000, or 4.3%, from $13.1 million during the 1998 period to $13.7 million for the 1999 period. However, food and beverage costs as a percentage of revenues decreased from 72.5% in 1998 to 71.1% in 1999 because of the higher banquet revenues which are more profitable and price increases in some of the restaurants.

Entertainment costs remained the same at approximately $12.7 million in 1998 and 1999. Entertainment expense as a percentage of entertainment revenues decreased from 77.2% in 1998 to 76.6% in 1999 as a result of the increased revenues and operating efficiency.

Other expenses remained at approximately $2.5 million in 1998 and 1999. Increased cost of sales and payroll for the gift shops were offset by reduced telephone operating costs brought about by newly installed telecommunications systems.

Other Operating Expenses

General and administrative expenses increased $1.7 million, or 8.3%, from $20.5 million in 1998 to $22.2 million in 1999. These expenses increased from 17.0% of total net revenues in 1998 to 18.6% during the 1999 period. As previously discussed, in the third quarter of 1998 management instituted an employee retention plan in anticipation of the competition for employees on the Las Vegas Strip. The period costs associated with the Plan are being accrued as additional payroll costs and include approximately $450,000 in 1999. The total cost of the Plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001. Additionally, utility costs have increased approximately $400,000 from 1998 to 1999 due to the expansion of the convention center. Currently, management is negotiating electricity rates under the new competitive utilities environment in Nevada.

Depreciation and amortization increased by approximately $1.4 million, or 15.1%, from $9.0 million in 1998 to $10.4 million in 1999 due to capital expenditures for the casino renovation, which was completed in December 1998, and the Convention Center Pavilion, which was completed in February 1999.



Other Income (Expense)

Interest expense on the $100 million notes of $4.6 million, less interest income on U.S. Treasury Bills of $2.3 million was recorded in 1998 until the notes were redeemed on June 1, 1998. Interest expense, other increased $2.1 million due to the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999. Interest income, other decreased $350,000 because of the decrease in investment balances for the period as the proceeds of the $175 million notes were utilized in the Convention Center Pavilion and the Black Hawk, Colorado project prior to the issuance of the 13% First Mortgage Notes. The proceeds of those notes have contributed approximately $400,000 in interest income since June 1999.

Capitalized interest for 1999 was $3.0 million on the Black Hawk, Colorado and Riviera Convention Center Pavilion projects compared to $1.8 million in 1998.

Extraordinary Item, Net of Taxes in 1998

The $100 million notes, which were contractually defeased in August 1997, were retired on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300.000 were recorded net of the income tax effect of $1.6 million resulting in as an extraordinary loss of $3.0 million.


Net Income (Loss)

Net loss decreased approximately $1.3 million from a loss of $4.1 million for the nine months ended September 30, 1998 to a loss of $2.8 million for the nine months ended September 30, 1999 due primarily to the extraordinary item in 1998.


Net Cash Provided by Operating Activities


Net cash provided by operating activities decreased approximately $300,000 from $1.0 million in 1998 to $700,000 in 1999. Net revenues, primarily casino table games, decreased $1.0 million or 0.8% and general and administrative increased approximately $1.7 million. Other non-recurring corporate expenses decreased approximately $500,000 from 1998. These decreases were partially offset by increases in components of working capital.

EBITDA

EBITDA decreased by approximately $3.2 million, or 14.3%, from $22.3 million in 1998 to $19.1 million in 1999

Liquidity and Capital Resources

At September 30, 1999, the Company had cash and short term investments of $72.9 million, including $28.6 million restricted for the Black Hawk project. The Company had working capital of $53.8 million and shareholders equity of $30.7 million. The cash and short term investments increased during the first nine months of 1999 as a result of the private placement of $45 million in Riviera Black Hawk, Inc. first mortgage bonds in September 1999 and $19.1 million of EBITDA.

The Company's net cash provided by operating activities was approximately $700,000 for the nine months ended September 30, 1999 compared to $1.0 million in 1998. Management believes that cash flow from operations, combined with the $72.9 million cash and short term investments will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 1999 including completion of the Black Hawk casino development.

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

The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its unrestricted subsidiary Riviera Black Hawk, Inc. under the 13% Notes Indenture), subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At September 30, 1999, the Company believes that it is in compliance with the covenants.


In August 1997, the Company, through its indirect 100% owned subsidiary, Riviera Black Hawk, Inc., purchased approximately 70,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. The Company is constructing a casino containing 1,000 slot machines, 12 table games, a 520-space covered parking garage, and entertainment and food service amenities. Management intends to finance the remainder of the project with a portion of the unused proceeds from the 13% First Mortgage Notes and equipment leases. The casino is scheduled to open in January 2000. As of September 30, 1999, the company had invested $20.0 million in cash (exclusive of capitalized interest) in the Black Hawk, Colorado project and the total project costs to date including capitalized interest were $49.3 million.


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

All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of September 30, 1999, the Company has incurred costs of approximately $100,000 (primarily for internal labor) related to the system applications and anticipates spending an additional $100,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates will occur and actual results could differ.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 60 days or less.

As of September 30, 1999, we had $222.6 million in borrowings. The borrowings include $175 million in bonds maturing in 2004. Interest under the bonds is based on a fixed rate of 10%. The borrowings also include $45 million in bonds maturing in 2005 for the Black Hawk, Colorado casino project. Interest under the bonds is based on a rate of 13%. The borrowings also include $.7 million in a special improvement district bond offering with the City of Black Hawk, Colorado. The Company's share of the debt on the SID bonds of $1,470,000 when the project is complete, is payable over ten years beginning in January 2000. The special improvement district bonds bear interest at 5%. Other borrowings relate to leases and include additional leases effective in the 4th quarter of 1999.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in                                                                                                         Fair Value
thousands)                  09/30/1999 12/31/99     2000      2001       2002       2003    Thereafter     Total    at 9/30/99
     Assets

Short term investments                  $ 2,550    $ 2,550                                                $ 5,100    $ 5,100

Average interest rate                      4.75%      4.75%

Long Term Debt
Including Current Portion

Equipment loans and
 capital leases                  $ 441    $ 290    $ 1,136   $ 1,045    $ 1,139    $ 1,235       $ 819    $ 6,105    $ 6,105

Average interest rate              7.5%     7.7%       8.0%      7.8%       7.8%       8.4%        8.4%


 10% First Mortgage Note                                                                      $173,271  $ 173,271  $ 152,478

Average interest rate                                                                             10.0%

Equipment loans and
capital leases-Black Hawk,
 Colorado casino project                    $ -    $ 1,494   $ 1,818    $ 2,034    $ 2,274     $ 3,514   $ 11,134   $ 11,134

Average interest rate                                 11.2%     11.2%      11.2%      11.2%       11.2%

Special Improvement
District Bonds-Black Hawk,
 Colorado casino project                             $ 112     $ 120      $ 127      $ 132       $ 979    $ 1,470    $ 1,470

Average interest rate                                  5.0%      5.0%       5.0%       5.0%        5.0%


 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                                                       $ 45,000   $ 45,000   $ 47,250

Average interest rate                                                                             13.0%

Part II.          Other Information



Item 4.  Other Information

Proposals of stockholders intended to be presented at the 2000 Annual Meeting of Stockholders must be received at the Company's executive offices on or before December 31, 1999, for inclusion in the Company's Proxy Statement with respect to such meeting.

Item 5.    Exhibits and Reports on Form 8-K

(a) Exhibits - Verified Complaint of Morgens, Waterfall, Vintiadis & Company vs. Riviera Holdings Corporation and Riviera Directors, September 30, 1999.

(b)      Reports on Form 8-K -

                 July 2, 1999, Item 5. Other Events. Settlement Agreement dated July 1, 1999, by and among Allen E. Paulson, et al.

                 September 17, 1999, Other Events. Termination of Management Agreement dated September 1, 1999, by and among Elsinore Corporation, Four Queens, Inc. and Riviera Gaming Management Corp. - Elsinore.

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


                                                  RIVIERA HOLDINGS CORPORATION


                                                  By: /s/ William L. Westerman
                                                  William L. Westerman
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                                  By: /s/ Duane Krohn
                                                  Duane Krohn
                                                  Treasurer and
                                                  Chief Financial Officer


                                                  Date: November 12, 1999

                          Riviera Holdings Corporation
                                    Form 10Q
                               September 30, 1999


Exhibits


  99.1 Verified Complaint of Morgens, Waterfall, Vintiadis & Company, Inc. vs. Riviera Holdings Corporation and Riviera Directors, September 30, 1999.