Form 10-K
period 1999-12-31
RIVIERA HOLDINGS CORP
filed 2000-03-20
CIK 899647

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

           (Mark One)
     [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1999
     [ ] Transition report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the transition period from                             to


                        Commission file number 000-21430

                          RIVIERA HOLDINGS CORPORATION

     (Exact name of Registrant as specified in its charter)

            Nevada                                  88-0296885
-------------------------------                   -------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South

Las Vegas, Nevada                                                 89109
-------------------------------------------------                --------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110
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

YES   X    NO _____
    -----

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.


           Based on the average bid price for the Registrant's Common Stock as of February 28, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24,089,754. As of February 28, 2000 the number of outstanding shares of the Registrant's Common Stock was 3,933,021.


Documents incorporated by reference:




                               Page 1 of 37 Pages

                    Exhibit Index Appears on Page 33 hereof.



                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY


                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL


                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

Item 1.   Business................................................................................................3
             General .............................................................................................3
             The Riviera Hotel & Casino...........................................................................3
             Riviera Black Hawk...................................................................................6
             Geographical Markets.................................................................................8
             Management Activities................................................................................9
             Competition........................................................................................ 10
             Employees and Labor Relations.......................................................................12
             Regulation and Licensing............................................................................12
             Federal Registration................................................................................20

Item 2.   Properties.............................................................................................20

Item 3.   Legal Proceedings......................................................................................21

Item 4.   Submission of Matters to a Vote of Security Holders....................................................21

Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters...........................22

Item 6.   Selected Financial Data................................................................................22

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................23
             Results of Operations...............................................................................23
             1999 Compared to 1998...............................................................................24
             1998 Compared to 1997...............................................................................26
             Liquidity and Capital Resources.....................................................................27
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk
             Year 2000 ..........................................................................................30
             Forward Looking Statements..........................................................................30

Item 8.   Financial Statements and Supplementary Data............................................................30

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................30

Item 10.  Directors and Executive Officers of the Registrant.....................................................30

Item 11.  Executive Compensation.................................................................................30

Item 12.  Principal Shareholders.................................................................................31

Item 13.  Certain Relationships and Related Transactions ........................................................31

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K.........................................31

          PART I

Item 1.    Business

General

     Riviera Holdings Corporation, a Nevada corporation, (the Company) through its wholly-owned subsidiary, Riviera Operating Corporation, a Nevada corporation, owns and operates the Riviera Hotel & Casino (Riviera Las Vegas) located on Las Vegas Boulevard in Las Vegas, Nevada. Opened in 1955, the Riviera has developed a long-standing reputation for delivering high quality, traditional Las Vegas-style gaming, entertainment and other amenities.

           Riviera Holdings Corporation, through its wholly-owned subsidiary, Rivera Black Hawk, Inc., operates a limited-stakes casino in Black Hawk, Colorado which opened on February 4, 2000.

The Riviera Hotel & Casino

General

           Riviera Las Vegas is located on the corner of Las Vegas Boulevard and Riviera Boulevard, across from Circus Circus. Riviera Las Vegas targets slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. Key elements of this strategy include offering a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with some of Las Vegas' most popular shows, all at reasonable prices.

Gaming


           Riviera Las Vegas has 110,000 square feet of casino space. The casino currently has approximately 1,520 slot machines and 46 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) poker,Let It Ride(R) and poker. The casino also includes a keno lounge, a 200-seat race and sports book and a 160 seat bingo parlor.


           Gaming operations at Riviera Las Vegas are continually updated to respond to both changing market conditions and customer demand in an effort to attract new customers and encourage repeat customer business through player tracking and database management. We maintain a slot players club, through which members receive special promotions and targeted mailings. New and innovative slot and table games have been introduced based on customer feedback. Management devotes substantial time and attention to the type, location and player activity of all its slot machines. We recently completed an extensive capital investment program for the upgrade of our slot machines.


           Our current management team redirected our business away from high-stakes wagerers in favor of the less volatile mid-level gaming customers. In order to effectively pursue this strategy, we made several strategic changes including reconfiguring the casino space, installing new slot machines and bill acceptors, reducing the number of gaming tables and eliminating baccarat. In addition, we implemented stricter credit policies. As a result, the percentage of table game dollar volume represented by credit play declined from approximately 24% in 1993 to 9.1% in 1999. Also, in 1999, revenues from slots and tables were approximately 70.5% and, 29.5% respectively, as compared to 55% and 45%, respectively, in 1992.

           During 1999, we continued a number of initiatives at Riviera Las Vegas to increase slot play, including the replacement of older slot machines and the employment of additional slot hosts. Slot hosts are our employees who interact with patrons as goodwill ambassadors to generate loyalty. Our strategy is to continue to increase slot play through marketing programs and other improvements, including (i) our ongoing slot upgrade program, (ii) addition of new signage, (iii) promotion of the Riviera Las Vegas Player's Club, (iv) sponsorship of slot tournaments, (v) creation of promotional programs, (vi) marketing of the "World's Loosest Corner of Slots" and "$40 for $20(R)" slot promotions, and (vii) "Nickel Town(R)". At the end of 1997, we opened Nickel Town on the corner of Las Vegas Boulevard and Riviera Boulevard at the crosswalk from Circus Circus and the local Las Vegas Boulevard bus stop. Nickel Town is comprised primarily of nickel slot machines, the fastest growing segment of the Las Vegas slot market.


           Casino   segment   revenues  were   $74,086,000,   $77,676,000,   and
$71,624,000 in 1999, 1998 and 1997, respectively.

Hotel


           Riviera Las Vegas' hotel is comprised of five hotel towers with approximately 2,100 guest rooms, including 169 suites. Built in 1955 as part of the original casino/hotel, the nine-story North Tower features 391 rooms and 11 suites. In 1967, the 12-story South Tower was built with 147 rooms and 31 suites. Another 220 rooms and 72 suites, including penthouse suites, were added to the property through the construction of the 17-story Monte Carlo Tower in 1974. In 1977, the six-story San Remo Tower added 243 rooms and six suites to the south side of the resort. The most recent phase of hotel expansion was completed in 1988 upon the opening of the 930 room, 49 suite, 24-story Monaco Tower. By the end of 1999 we completed refurbishment of all of our approximately 2,100 hotel rooms except for 65 one-bedroom suites in the Monte Carlo Building which are in the process of being remodeled and will be completed by the end of the second quarter 2000. Despite the significant increase in rooms on the Las Vegas Strip in the last three years, we believe Riviera Las Vegas has attained room occupancy rates that are among the highest on the Las Vegas Strip with 97.5% for 1994, 97.0% for 1995, 98.2% for 1996, 95.7% for 1997, 95.2% for 1998
and 97.5 % in 1999 (based on available rooms). The average occupancy rate citywide was 88.0% in 1999 according to the Las Vegas Convention and Visitors Authority.


           Rooms segment revenues were $35,947,000,  $35,513,000 and $38,190,000 in 1999, 1998 and 1997, respectively.

Restaurants

           The quality, value and variety of food services are critical to attracting Las Vegas visitors. Riviera Las Vegas offers five bars and five restaurants and serves an average of approximately 5,900 meals per day, including banquets and room service. The following table outlines, for each restaurant, the type of service provided and total seating capacity:

                                                                Seating Capacity

Name                              Type


Kady's                            Coffee Shop                        290
Kristofer's                       Steak and Seafood                  162
Rik' Shaw                         Chinese                            124
Ristorante Italiano               Italian                            126
World's Fare Buffet               All-you-can-eat                    432
                                                                     ---
                                                                   1,134

           In addition, Riviera Las Vegas operates a snack bar and continental breakfast buffet as well as a fast food court operated by a third party. The food court has 200 seats and several fast-food restaurants.

           Food and beverage segment revenues were $18,081,000, $16,818,000 and $15,550,000 in 1999, 1998 and 1997, respectively.

Convention Center

           Riviera Las Vegas features 160,000 square feet of convention, meeting and banquet space. The convention center is one of the largest in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. Riviera Las Vegas hosts approximately 200 conventions per year. The hotel currently has over 650,000 convention related advance bookings of rooms through 2003 consisting of approximately 458,000 definite bookings and approximately 192,000 tentative bookings. In 1999 approximately 23% of the rooms were occupied for conventions and management estimates that 30% of its rooms will be occupied for conventions in 2000.


           In February 1999 we expanded our convention center from 100,000 square feet to 160,000 with the addition of the Royal Pavilion. The new expanded facilities include new, state-of-the-art convention, meeting and banquet facilities, teleconferencing and satellite uplink capability, 12 skyboxes and 66,000 square feet of additional parking. The new facilities connect to the existing convention facility and the main hotel buildings to form one integrated structure.

Entertainment


           Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas, offering four different regularly scheduled shows and special appearances by headline entertainers in concert. We believe entertainment provides an attractive marketing tool to attract customers to the Riviera. Riviera Las Vegas' entertainment program includes such well received shows as Splash(R) (a variety show)which opened a new more spectacular version at the end of 1999, An Evening at La Cage(R) (a female impersonation show), Crazy Girls(R) (an adult revue) as well as featured comedians at the Riviera Comedy Club. We update our shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with our emphasis on mid-level customers. The readers of the Las Vegas Review Journal voted the Riviera Comedy Club the number one comedy club in Las Vegas and the Crazy Girls bronze sculpture in front of the Hotel as the best visitor photo opportunity in Las Vegas in the most recently released "Best of Las Vegas" readers' survey.


           Other entertainment includes the 200-seat Le Bistro entertainment lounge located in the casino, which offers live performances every night. In addition, Riviera Las Vegas presents major concerts which since 1997 have included performers such as The Beach Boys, Billy Ray Cyrus, Rich Little, Drew Carey, and Damon Wayans. We believe the recently completed Royale Pavilion will enable us to increase attendance at special events since, in the past, the then existing facilities could not accommodate the demand for tickets.

           We believe that our substantial entertainment revenue is attributable to the popularity of the in-house productions supplemented by focused marketing and consistent advertising messages.


           Entertainment segment revenues (which exclude complimentary revenues) were $18,346,000, $18,793,000 and $17,873,000 in 1999, 1998 and 1997,
respectively. Complimentaries are rooms, food, beverage and other items that are offered as an incentive to customers to patronize our casino.


           "All Other" segment revenues, derived primarily from telephone revenue, sales of retail merchandise and store rentals totaled $11,713,000, $11,155,000, and $10,556,000 in 1999, 1998 and 1997, respectively.

Future Expansions

           We are exploring the possible development of an approximately 60,000 square-foot domed shopping center and entertainment complex to be constructed directly over the casino which will contain stores and entertainment that will appeal to the Riviera Las Vegas's main target audience, adults aged 45 to 65. The exit from the complex would be by an escalator which will deliver patrons to the casino. We would require partners to finance, develop and operate the entertainment attraction and retail stores. To date no such partners have been identified.

           We are exploring a number of options for the development of our existing 26 acre site. These options include a joint venture for the development of a time-share condominium tower or an additional hotel tower and parking garage. Under the terms of our $175 million Bond Indenture, we could contribute up to 6 acres of land to such projects and if we decide to develop a time share tower a third party would construct and sell time-share units and arrange financing. We believe that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base for additional casinos customers. The development of a time-share tower or parking facility would require additional financing and, in the case of the time-share tower, a joint venture partner, none of which we have in place at this time.

Marketing Strategies-Las Vegas

           We have developed a marketing program intended to develop a loyal following of repeat slot and mid-level table game customers. We believe we have been able to successfully attract these patrons using Riviera Las Vegas's restaurants, hotel accommodations and entertainment and by focusing on customer service. We have adopted a selective approach to the extension of credit to these customers in order to reduce volatility of operating results. We use our research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Las Vegas Player's Club and to fill out surveys that provide us with personal information and preferences and tracks their level of play. Members of the Riviera Las Vegas Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail and telemarketing.

           Riviera Las Vegas will continue to emphasize marketing programs that appeal to slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. In addition, a key marketing focus is maintaining and expanding Riviera Las Vegas's core conventioneer customer base. In developing an overall marketing program, we conduct extensive, ongoing research of our target customers' preferences through surveys, one-on-one interviews and focus groups.

           Create Repeat Customers

           Generating customer loyalty is a critical component of our business strategy as retaining customers is less expensive than attracting new ones. We have developed a focused and coordinated marketing program intended to develop a loyal customer base which emphasizes (i) providing a high level of service to our customers to ensure an enjoyable experience while at the Riviera Las Vegas,
(ii) responding to customer surveys and (iii) focusing marketing efforts and promotional programs on customers with positive gaming profiles. We use our research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Las Vegas Player's Club which tracks their level of play, and to fill out surveys that provide the Riviera Las Vegas with personal information and preferences. Members of the Riviera Las Vegas Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail and telemarketing. We design promotional offers targeted at certain mid-level gaming patrons that are expected to provide significant revenues based upon their historical gaming patterns. We contact these customers through a combination of direct mail and telemarketing by an in-house marketing staff and independent representatives located in major cities. Riviera Las Vegas uses a proprietary database which is linked to our player tracking system to help identify customers' requirements and preferences; thereby allowing Riviera Las Vegas to customize promotions to attract repeat visitors. We offer customers personalized service, credit availability and access to a variety of complimentary or reduced-rate room, dinner and entertainment reservations. We use a specialized multi-tiered marketing approach to attract customers in each of our major markets. Slot and table game tournaments and special events are designed for specific levels of play. Utilizing our proprietary database our marketing department then targets and invites the customers most appropriate for the customized events. In addition, we host an array of special events, including slot and table tournaments, designed to attract customers for an extended stay. We have found that this individualized marketing approach has provided significant revenues and profitable repeat business.

           Provide Extensive Entertainment Options

           We  also  focus  on  attracting   our  guests   through  a  range  of
entertainment opportunities. Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas with four different regularly scheduled shows and special appearances by headline entertainers. In addition to providing a positive impact on our profitability, the shows attract additional gaming revenue. Surveys indicate that approximately 80% of the show patrons come from outside the hotel and approximately 66% of these individuals gamble at Riviera Las Vegas before or after the shows.

           Attract Walk-In Traffic

           We seek to maximize the number of people who patronize the Riviera Las Vegas that are not guests in the hotel by capitalizing on Riviera Las Vegas's prime Strip location, convention center proximity and the Riviera's several popular in-house productions. Riviera Las Vegas is well situated on the Las Vegas Strip near Circus Circus, Stardust Hotel & Casino, Westward Ho Casino & Hotel, Sahara Hotel & Casino, Las Vegas Hilton and the Las Vegas Convention Center. We strive to attract customers from those facilities, as well as capitalize on the visitors in Las Vegas in general, with the goal of increasing walk-in traffic by (i) the development and promotion of Nickel Town, (ii) providing a variety of quality, value-priced entertainment and dining options, and (iii) promoting the "World's Loosest Corner of Slots," the "Free Pull" and the "$40 for $20" slot promotions, and placing them inside the casino.

           Focus on Convention Customers

           This market consists of two groups: (i) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (ii) those attending city-wide events, usually held at the Las Vegas Convention Center. Riviera Las Vegas targets convention business because it typically provides patrons willing to pay higher room rates and we are able to provide certain advance planning benefits, since conventions are usually booked two years in advance of the event date. We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. Riviera Las Vegas also benefits from our proximity to the Las Vegas Convention Center which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. In 1999 we derived approximately 22.7% of our hotel occupancy from convention customers and consider them a critical component of our customer base. We believe that the recently completed expansion of the Riviera Las Vegas's convention facility from 100,000 to 160,000 square feet will accommodate the growth in the size and number of groups that presently use the facility, attract new convention groups and increase the percentage of rooms occupied by conventioneers.

           Tour and Travel Operators

           We have found that many of our customers use tour and travel "package" options to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods enabling us to maintain occupancy rates at the highest levels throughout the year. We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. Our four largest tour and travel operators currently account for approximately 500 of the available 2,100 room bookings per night. We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat slot customers.

Riviera Black Hawk

Business

           Our wholly-owned subsidiary, Riviera Black Hawk, opened on February 4, 2000. Located in Black Hawk, Colorado, approximately 40 miles west of Denver, our casino is one of the first three encountered when traveling from Denver to the adjacent gaming cities of Black Hawk and Central City. Our casino features the third largest number of gaming devices in the market with approximately 1,000 slot machines and 12 blackjack tables. In Colorado, each slot machine and each table game is considered one gaming device.

           We also offer a variety of non-gaming amenities designed to further differentiate our casino including:

o parking for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options;

o        a 265-seat casual dining restaurant;

o        two themed bars; and

o        an entertainment center with seating for approximately 500 people.

           The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market, have been gaining market share and have contributed to the consistent growth in the overall market. As of December 31, 1999, there were 30 casinos in the Black Hawk/Central City market, with eight casinos each offering more than 400 gaming devices. Isle of Capri, located across the street from our casino with approximately 1,100 gaming machines and 1,000 covered parking spaces, has been the market leader in terms of win per gaming device.

Marketing strategy

           We plan to attract customers to our casino by implementing marketing strategies and promotions designed specifically for this market. In doing so, we hope to create customer loyalty and benefit from repeat visits by our customers. Specific marketing programs to support this strategy include the Riviera Black Hawk Player's Club and "V.I.P." services offered to repeat gaming customers. The Riviera Black Hawk Player's Club is a promotion that rewards casino play and repeat visits to the casino with various privileges and amenities such as cash bonuses, logo gift items and invitations to special events, including free slot tournaments and parties. We have used the Player's Club promotion in our casino in Las Vegas and, in our capacity as manager of the Riviera Black Hawk, are tailoring it for the Black Hawk/Central City market to implement at our casino. "V.I.P." services are available to the highest level of players and include special valet and self-parking services, complimentary food and entertainment offerings and special events specifically designed for this group of customers.

           We believe that we will benefit from strong "walk-in" traffic due to the proximity of our casino to the Colorado Central Station and the Isle of Capri Casino. We intend to develop specific marketing programs designed to attract these "walk-in" customers. We emphasize quality food and beverage amenities with customer friendly service as a marketing tool. In addition, we will provide entertainment programs designed to meet the tastes of the Black Hawk/Central City market, such as live music performances by popular regional and national groups.

           We will utilize proven database marketing techniques previously implemented by our casino in Las Vegas. We plan to rely on database marketing in order to best identify target customer segments of the population and to tailor the casino's promotions and amenities to our core group of customers. We will use the current database maintained by Riviera Las Vegas to identify and stratify slot players living in Colorado for appropriate incentives. Approximately 7,500 of these slot players have been identified as of December 31, 1999. In addition, we will promote our casino by advertising in newspapers and on billboards in the local areas.

Geographical Markets

The Las Vegas Market


           Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the Las Vegas Convention and Visitors Authority, the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last thirteen years from 15.2 million in 1986 to an estimated 34 million in 1999, a compound annual growth rate of 12.4%. Clark County gaming has continued to be a strong and growing business with Clark County gaming revenues increasing at a compound annual growth rate of 8.8% from $2.4 billion in 1986 to $7.2 billion in 1999.


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


           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 79% from approximately 67,000 at the end of 1989 to 120,300 at the end of 1999, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the country. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 85% for each of the years from 1993 through 1999. Since January 1, 1999 approximately 10,900 new hotel rooms opened, and as of December 31, 1999 there were 4,300 hotel rooms under construction. The new rooms are primarily being designed to attract the high-end gaming and convention customers, and based on construction costs, should be priced at rates well above those which have been or need to be charged by Riviera Las Vegas based on the investment in our facility.

           We believe that the growth in the Las Vegas market has been enhanced as a result of (i) a dedicated program by the Las Vegas Convention and Visitors Authority and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (ii) the increased capacity of McCarran Airport and (iii) the introduction of large themed "must see" destination resorts in Las Vegas. In 1988, approximately 1.7 million delegates attended conventions in Las Vegas and generated approximately $1.3 billion of economic impact. In 1999, the number of convention delegates had increased to 3.8 million with in excess of $4 billion of economic impact.


           During the past six years, McCarran Airport has expanded its facilities to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran Airport has increased from approximately 22.5 million in 1993 to an estimated 33.6 million in 1999. Construction has recently been completed on numerous roadway enhancements to improve access to the Airport. An additional runway has also been completed. The Airport has additional long-term expansion plans underway which will provide three new satellite concourses, 60 additional gates and other facilities.

The Black Hawk/Central City Market

           Gaming was first introduced to the Black Hawk/Central City market in October 1991 following a state-wide referendum where Colorado voters approved limited stakes gaming for three historic mining towns - Black Hawk, Central City and Cripple Creek. Limited stakes gaming is defined as a maximum single bet of $5. Black Hawk and Central City are contiguous cities located approximately 40 miles west of Denver and about ten miles north of Interstate Highway 70, the main east-west artery from Denver. Historically, these two gold mining communities were popular tourist towns. However, since the inception of casino gaming in October 1991, many of the former tourist-related businesses have been displaced by gaming establishments.

           The first casino in the Black Hawk/Central City market was opened in October 1991 with 14 casinos open by the end of that year. The pace of expansion increased further in 1992 with the number of casinos in the market peaking at 42 casinos. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better capitalized operators, the number of casinos has declined to 30 as of December 31, 1999.

           The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. An estimated adult population exceeding 2.3 million people reside within this 100-mile radius of Black Hawk. In addition, residents within a 100 mile radius of the City of Black Hawk had an estimated average household income in excess of $50,000 per annum in 1999..

           Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 33.9% from 7,252 devices in 1992 to 9,711 devices in 1999. The total number of slot machines has increased 34.9% since 1992 to 9,555 in 1999 while the total number of tables in the market has decreased with 156 tables in the market at the end of 1999. Win per gaming device per day has continued to grow despite the increase in the number of gaming devices.


           The City of Black Hawk has experienced more significant growth in gaming revenues than Central City since 1992. The popularity of Black Hawk in comparison to Central City is due primarily to Black Hawk's superior access to major highways, as patrons must first pass through Black Hawk to access Central City from Denver. Due to this superior location, larger casino operators have focused on building in the City of Black Hawk. As a result, casinos in Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and convenient free parking for patrons. These factors have contributed to growth in Black Hawk gaming revenues at a compound annual rate of 29.1% since 1992 compared to a more moderate growth for Central City of 5% over the same period. The number of slot machines and tables in the City of Black Hawk have increased 119.5% and 41.0%, respectively since 1992, while the number of slot machines and tables in Central City have declined 39.5% and 57.1%, respectively over the same period.


           The City of Black Hawk experienced a 30.5% increase in gaming revenue in 1999, the greatest of any gaming venue in the United States.

Management Activities

           In order to capitalize on our expertise and reputation as successful operators of casino properties, we formed Riviera Gaming Management, Inc., our wholly-owned subsidiary, for the primary purpose of obtaining casino management contracts in Nevada and other jurisdictions. Riviera Gaming Management provides services such as assisting new venue licensee applicants in designing and planning their gaming operations and managing the start-up of new gaming operations. These services include casino design, equipment selection, employee recruitment and training, control and accounting systems development and marketing programs. We believe that management contracts provide high margin income with limited additional overhead and little or no capital expenditure requirements. We are continually evaluating opportunities to manage other casinos/hotels. Our objective is to obtain the right to a substantial equity position in projects we would manage as part of the compensation for our services.

Four Queens Management Agreement

           Riviera Gaming Management-Elsinore, Inc., our indirect wholly-owned subsidiary, operated the Four Queens Hotel and Casino, located adjacent to the Golden Nugget on Fremont Street in Downtown Las Vegas, pursuant to a Management Agreement effective as of February 27, 1997. This agreement terminated on December 30, 1999.

Other Management Opportunities


           We are continuously reviewing opportunities to expand and become a multi-jurisdictional casino company with greater capital resources to enable us to compete more effectively. The jurisdictions include, but are not limited to, Mississippi, Pennsylvania and Iowa. We may also become involved in financially distressed casino properties where we believe we may be able to effect a turn-around (similar to that which we achieved at Riviera Las Vegas) and can obtain a significant equity stake. On September 29, 1999, Riviera Gaming Management entered into an agreement with Peninsula Gaming LLC to provide consulting services to Diamond Jo's Riverboat Casino in Dubuque, Iowa.


Competition

Las Vegas, Nevada

           Intense competition exists among companies in the gaming industry, many of which have significantly greater resources than us. Riviera Las Vegas faces competition from all other casinos and hotels in the Las Vegas area. We believe that our most direct competition comes from certain large casino/hotels located on or near the Las Vegas Strip which offer amenities and marketing programs similar to those offered by the Riviera Las Vegas.

           At December 31, 1999, the Las Vegas Convention and Visitors Authority indicated that there were 34 operational casinos on the Las Vegas Strip. Of these Las Vegas Strip casinos, 24 casinos had over 1,000 available hotel rooms. Riviera Las Vegas is ranked as the 20th largest Las Vegas Strip hotel/casino, based upon number of available hotel rooms.

           Las Vegas gaming square footage and room capacity are continuing to grow and are expected to continue to increase significantly during the next several years.


           Since January 1, 1999 approximately 10,900 new hotel rooms opened, and as of December 31, 1999 there were approximately 4,300 hotel rooms under construction. Existing and future expansions, additions and enhancements to existing properties and construction of new properties by our competitors could divert additional business from the our facilities. There can be no assurance that we will compete successfully in the Las Vegas market in the future.

           During 1999, available room nights in the Las Vegas market increased from 39.9 million to 43.9 million or 10%, while total room nights occupied increased from 33.4 million to an estimated 37.4 million, or 12%. The ending room inventory at December 31, 1999 was 120,294 compared to 109,365 at December 31, 1998, an increase of 10,929 rooms or 9.9 %. This has had the effect of intensifying competition. At Riviera Las Vegas, room occupancy increased from 95.2% in 1998 to 97.5% in 1999 (still much higher than the Las Vegas Strip average). However room rates decreased by $1.04, or 1.9% from $54.82 in 1998 to $53.78 in 1999.


           We also compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states. Any future development of casinos, lotteries or other forms of gaming in other states, particularly areas close to Nevada, such as California, could have a material adverse effect on our result of operations.


           The number of casinos on Indian lands has increased since the enactment of the Indian Gaming Regulatory Act of 1988. The voters in the State of California addressed this issue on March 7, 2000 when they voted in favor of Proposition 1A, an amendment to the California State constitution that allows Las Vegas-style gambling on Indian lands in the state. While new gaming jurisdictions have traditionally not materially impacted Las Vegas, the potential expansion of gaming into California poses a more serious threat to the continued growth of Las Vegas.


           Our current business is highly dependent on gaming in Las Vegas. Riviera Las Vegas derives a substantial percentage of its business from tourists, principally from Southern California and the southwestern United States. Weakness in the economy of Southern California has in the past, and could in the future, adversely affect our financial results.

Black Hawk, Colorado


           The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 1999 there were 19 gaming facilities in the Black Hawk market with seven casinos each offering more than 400 gaming positions. Construction has also begun on the "Mardi Gras" casino due to open in March 2000, which is expected to feature over 600 slot machines, and on a hotel addition to the casino of one of our principal competitors. Other projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market.


           We expect that the gaming facilities near the intersection of Main and Mill Streets will provide significant competition to our casino. Colorado Central Station, which has been the most successful casino in Colorado, is located across the street from our casino and has approximately 700 slot machines, 20 gaming tables and approximately 700 valet parking spaces. The Isle of Capri Casino, operated by Casino America, which opened in December 1998, is located directly across the street from our casino and features approximately 1,100 slot machines, 14 table games and 1,100 parking spaces, and had an extremely successful first year of operation.


           The number of hotel rooms currently in the Black Hawk/Central City market is approximately 170, with only two gaming facilities providing hotel accommodations to patrons. These include Harvey's Wagon Wheel Casino Hotel with approximately 120 rooms and the Lodge at Black Hawk with approximately 50 rooms. In addition, the Isle of Capri Casino began construction in 1999 of an approximately 235 room hotel on top of its recently completed casino. Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. However, we believe that self-parking is a more effective utilization of our available space and that providing hotel accommodations will not be a significant factor, but instead will contribute to growth in the overall market.


           Historically, the city of Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. Central City has proposed the development of a road directly connecting Central City and Black Hawk with Interstate 70 which would allow customers to reach Central City without driving by or through Black Hawk. There remain significant financial and legal obstacles to the development of this road and it is uncertain whether it will be developed over the near to intermediate term, or developed at all.

           Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver would likely have a material adverse effect on our future results of operations. We also compete with other forms of gaming in Colorado, including lottery gaming, and horse and dog racing as well as other forms of entertainment.

           It is also possible that new forms of gaming could compete with our casino. Currently, Colorado law does not authorize video lottery terminals. However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. The player may be awarded a ticket, which can be exchanged for cash or credit play. This form of gaming could compete with slot machine gaming.

           Pursuant to a license agreement, license the use at the Black Hawk casino of all of the trademarks, service marks and logos used by Riviera Las Vegas. In addition, the license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

Riviera Las Vegas


           As of December 31, 1999 Riviera Las Vegas had approximately 1,922 full time equivalent employees and had collective bargaining contracts with eight unions covering approximately 1,092 of such employees including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters and teamsters. Our agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of our unionized employees, were renegotiated in 1998 and expire in the year 2002. Collective Bargaining Agreements with the Operating Engineers and Musicians expired in 1999. The Agreements with the Carpenters and Painters will expire in 2000. The Operating Engineers approved a new agreement that expires in the year 2004. We are currently in negotiations with the Musicians Union. On June 15,1999, the hard count workers (employees who collect and count the coins and tokens from slot machines) voted to join the Teamsters Union. This group totaled seven at the time of the vote. We are currently negotiating a Teamsters Agreement with the Hard Count workers that is separate to our Teamster Agreements. A new agreement was negotiated with the Teamsters and Electricians and expire in 2003 and 2004 respectively. Although unions have been active in Las Vegas, we consider our employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to us.


Riviera Black Hawk


           Riviera Black Hawk opened on February 4, 2000 with approximately 450 employees and plans to maintain that employee level. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

There are currently no collective bargaining agreements in Black Hawk casinos.


Regulation and Licensing

Nevada

Nevada Gaming Authority

           The ownership and operation of casino gaming facilities in Nevada are subject to: (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively the "Nevada Act") and (ii) various local ordinances and regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board, the Clark County Board, and during 1999, the City of Las Vegas. The Nevada Commission, the Nevada Board, the Clark County Board and the City of Las Vegas are collectively referred to as the "Nevada Gaming Authorities."

           The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time and in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on our gaming operations.

           Riviera Operating Corporation is required to be licensed by the Nevada Gaming Authorities. The gaming license held by Riviera Operating Corporation requires the periodic payment of fees and taxes and is not transferable. Riviera Operating Corporation is also licensed as a manufacturer and distributor of gaming devices. Such licenses also require the periodic payment of fees and are not transferable. We are registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and have been found suitable to own the stock of Riviera Operating Corporation. Riviera Operating Corporation is also registered by the Nevada Commission as an intermediary company and has been found suitable to own the stock of Riviera Gaming Management which has been registered by the Nevada Commission as an Intermediary company and has been found suitable to own the stock of its subsidiary Riviera Gaming Management Elsinore. Riviera Gaming Management

Elsinore was licensed as the manager of the Four Queens. Riviera Operating Corporation is, and Riviera Gaming Management Elsinore was corporate licensee ("Corporate Licensee") under the terms of the Nevada Act. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and Riviera Operating Corporation have obtained, and Riviera Gaming Management and Riviera Gaming Management Elsinore previously obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada. The management agreement for Riviera Gaming Management Elsinore to manage the Four Queens terminated effective December 30, 1999 and therefore the registration and license of Riviera Gaming Management are no longer in effect after that date.

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

           The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with us or Riviera Operating Corporation in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Riviera Operating Corporation must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in the gaming activities of Riviera Operating Corporation may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Any change in a corporate position by a licensed person must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

           If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us orRiviera Operating Corporation, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us or Riviera Operating Corporation to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

           We and Riviera Operating Corporation are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Riviera Operating Corporation must be reported to or approved by the Nevada Commission.

           If it were determined that the Nevada Act was violated by Riviera Operating Corporation the gaming license it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we or Riviera Operating Corporation and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming license of Riviera Operating Corporation or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

           Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

           Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or Riviera Operating Corporation, we (i) pay that person any dividend or interest upon voting our securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

           We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming
Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on us.

           We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering, or hypothecate its assets to secure the payment or performance of the obligations evidenced by such a security, without the prior approval of the Nevada Commission, (ii) the pledge of the stock of a Corporate Licensee ("Stock Pledge"), such as Riviera Operating Corporation, is void without the prior approval of the Nevada Commission, and
(iii) restrictions upon the transfer of an equity security issued by a Corporate Licensee or Intermediary company and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission.

           Changes in control of Riviera Holdings Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

           License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the County in which the Riviera Operating Corporation, Riviera Gaming Management and Riviera Gaming Management Elsinore operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or
(iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada Licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as Riviera Operating Corporation, also pay certain fees and taxes to the State of Nevada.

           Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, have contact with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Other Nevada Regulation

           The sale of alcoholic beverages at Riviera Las Vegas is subject to licensing, control and regulation by the Clark County Board. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse affect upon the operations of Riviera Operating Corporation.

Colorado

Colorado Gaming and Liquor Regulation

Summary

         In general we, Riviera Black Hawk, our principal executive officers and those of Riviera Holdings, and any of our employees who are involved in our gaming operations, are required to be found suitable for licensure by the Colorado Gaming Commission. Colorado also requires that significant stockholders of 5% or more of our stock be certified as suitable for licensure. Riviera Black Hawk's retail gaming license was approved by the Colorado Gaming Commission on November 18, 1999.

Background

           Pursuant to an amendment to the Colorado Constitution, limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Limited stakes gaming means a maximum single bet of five dollars on slot machines and in the card games of blackjack and poker.

           Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, and which conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming. The Colorado Amendment also prohibits limited stakes gaming between the hours of 2:00 a.m. and 8:00 a.m., and allows limited stakes gaming to occur in establishments licensed to sell alcoholic beverages.

           Further, the Colorado Amendment provides that, in addition to any other applicable license fees, up to a maximum of 40% of the total amounts wagered less payouts to players may be payable by a licensee for the privilege of conducting limited stakes gaming. Such percentage is to be established by the Colorado Commission on July 1 annually.

           The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited sakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; gaming is free from criminal and corruptive elements (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other approval has any right to a license or to the granting of the approval sought. Any license issued or other commission approval granted pursuant to the provisions of this Article is a revocable privilege, and no holder acquires any vested rights therein.

Regulatory Structure

           The Colorado Act subjects the ownership and operation of limited stakes gaming facilities in Colorado to extensive licensing and regulation by the Colorado Commission. The Colorado Commission has full and exclusive authority to promulgate, and has promulgated, rules and regulations governing the licensing, conducting and operating of limited stakes gaming. The Colorado Act also created the Colorado Division of Gaming within the Colorado Revenue Department to license, regulate and supervise the conduct of limited stakes gaming in Colorado. The division is supervised and administered by the Director of the Division of Gaming.

Gaming licenses

The Colorado Commission may issue:

o        slot machine manufacturer or distributor,

o        operator,

o        retail gaming,

o        support and

o        key employee gaming licenses.

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

           A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail gaming licenses. A slot machine manufacturer or distributor license is required for all persons who manufacture, import and distribute slot machines in Colorado.

           The Colorado Regulations require that every officer, director, and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee shall be a person of good moral character and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

           Persons found unsuitable by the Colorado Commission may be required immediately to terminate any interest, association, or agreement with or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's application. A license approval may be conditioned upon the termination of any relationship with unsuitable persons. A person may be found unsuitable because of prior acts, associations or financial conditions. Acts that would lead to a finding of unsuitability are those that would violate the Colorado Act or the Colorado Regulations or that contravene the legislative purpose of the Colorado Act.

Duties of licensees

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

           The Colorado Amendment and the Colorado Regulations require licensees to maintain detailed records that account for all business transactions. Records must be furnished upon demand to the Colorado Commission, the Division of Gaming and other law enforcement authorities. The Colorado Regulations also establish extensive playing procedures and rules of play for poker, blackjack and slot machines. Retail gaming licenses must adopt comprehensive internal control procedures. Such procedures must be approved in advance by the Division of Gaming and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others. No gaming devices may be used in limited stakes gaming without the approval of the Division Director or the Colorado Commission.

           Licensees have a continuing duty to immediately report to the Division of Gaming the name, date of birth and social security number of all persons who obtain an ownership, financial or equity interest in the licensee of 5% or greater, who have the ability to control the licensee, who have the ability to exercise significant influence over the licensee or who loan any money or other thing of value to the licensee. Licensees must report to the Division of Gaming all gaming licenses, and all applications for gaming licenses, in foreign jurisdictions.

           With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission.

           All agreements, contracts, leases, or arrangements in violation of the Colorado Amendment, the Colorado Act or the Colorado Regulations are void and unenforceable.

Taxes, fees and fines

           The Colorado Amendment requires an annual tax of up to 40% on the total amount wagered less all payouts to players. With respect to games of poker, the tax is calculated based on the sums wagered which are retained by the licensee as compensation. Effective July 1 of each year, the Colorado Commission establishes the gaming tax for the following 12 months. Currently, the gaming tax is:

o        .25% on the first $2 million of these amounts;

o        2% on amounts from $2 million to $4 million;

o        4% on amounts from $4 million to $5 million;

o        11% on amounts from $5 million to $10 million;

o        16% on amounts from $10 million to $15 million; and

o        20% on amounts over $15 million.

           The Colorado Commission has eliminated the annual device fee for gaming device machines, blackjack tables and poker tables.

           The municipality of Black Hawk assesses an annual device fee of $750 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city. In addition, a business improvement fee of as much as $102 per device and a transportation authority device fee of $77.04 per device also may apply depending upon the location of the licensed premises in Black Hawk. The current annual business improvement fee is $89.04.

           Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, alcoholic beverage licenses and other municipal taxes and fees. Significant increases in these fees and taxes, or the imposition of new taxes and fees, may occur.

           Violation of the Colorado Gaming Act or the Colorado Regulations constitutes a class 1 misdemeanor which may subject the violator to fines or incarceration or both. A licensee who violates the Colorado Gaming Act or Colorado Regulations is subject to suspension of the license for a period of up to six months, fines or both, or to license revocation.

Requirements for publicly traded corporations

           The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term "publicly traded corporation" includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation, or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by said entity, the Colorado Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

           Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than ten business days after the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within 5 days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that: restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Gaming Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Gaming Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders' investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted, they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

     Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of

     o 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of organization the Rule
4.5 charter language provisions or

     o 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as qualifying persons, shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

           A qualifying person who is an institutional investor under Rule 4.5 and who individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

           The  Colorado   Regulations  also  provide  for  exemption  from  the
requirements for a finding of suitability when the Colorado Commission finds such action to be consistent with the purposes of the Colorado Act.

           Pursuant  to Rule  4.5,  persons  found  unsuitable  by the  Colorado
Commission must be removed from any position as an officer, director, or employee of a licensee, or from a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interest. The Colorado Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability or must apply for a key employee license.

Alcoholic Beverage Licenses

           The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses. Violation of state alcoholic beverage laws may constitute a criminal offense resulting in incarceration or fines or both.

           There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. Even though a retail gaming licensee may be issued various classes of retail liquor licenses, such gaming licensee may only hold liquor licenses of the same class. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval of the same. The Colorado Department of Revenue's Liquor Enforcement Division must also approve the application. Riviera Black Hawk's hotel and restaurant license has been approved by both the local licensing authority and the State Division of Liquor Enforcement.

Federal Registration

           Riviera Operating Corporation is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines. All requisite filings for the present year have been made.

Item 2.    Properties

           Riviera Hotel and Casino


           The Riviera Las Vegas complex is located on the Las Vegas Strip, occupies approximately 26 acres and comprises approximately one-million square feet, including 110,000 square feet of casino space, 160,000 square foot convention, meeting and banquet facility, approximately 2,100 hotel rooms (including approximately 169 luxury suites) in five towers, four restaurants, a buffet, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, executive and other offices for Riviera Las Vegas are located on the property.


           There are 41 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

           The entire Riviera Las Vegas complex is encumbered by a first deed of trust securing the Notes. See, "Management's Discussion And Analysis of Financial Condition And Results of Operations."

           Riviera Black Hawk

           Riviera Black Hawk owns the Black Hawk land, which is located on a 71,000 square foot parcel of real property in Black Hawk, Colorado and comprises of approximately 32,000 square feet of gaming space and parking for approximately 520 vehicles (substantially all of which are covered), a 265 seat casual dining restaurant, two bars and an entertainment center with seating for approximately 500 people.

Item 3.    Legal Proceedings

           Paulson, et al. v. Jefferies, Riviera Holdings Corporation, et al., United States District Court for the Central District of California, No. CV 98-2644 (ABC) (the "California Action"). We and the plaintiffs to this action entered into a Settlement Agreement dated as of July 2, 1999. The Settlement Agreement was conditioned upon the United States District court for the Central District of California (the "Court") entering a Settlement Bar Order and Final Judgment and provided that upon the entering of such an Order: (i) we would pay plaintiff Allen E. Paulson ("Paulson") $3,477,412 ($7.50 per share) for the 463,655 shares of Riviera Holdings Corporation common stock owned by Paulson,
(ii) Paulson would receive $1,1522,587.50 from the funds being held in escrow for the benefit of holders of Riviera Holdings Corporation's Contingent Value Rights ("CVRs"), (iii) the remainder of the escrow of approximately $4,340,000 would be distributed to the holders of the CVRs, and (iv) Paulson would file an amended complaint which eliminated allegations of wrongdoing against us.

           On October 7, 1999, the Court entered a Settlement Bar Order and Final Judgment which dismissed the California Action as against us with prejudice, and barred the other defendants to the lawsuit from seeking indemnification against us for claims arising under the federal securities laws or for state law claims arising out of the transactions underlying the plaintiffs' federal security law claims.

           Shortly after the entry of the Settlement Bar Order, we acquired Paulson's stock, and funds were disbursed from escrow as per the terms of the Settlement Agreement.

     Morgens, Waterfall, Vintiadis & Company, Inc., v. Riviera Holdings Corporation, William L. Westerman, Robert R. Barengo, Richard L. Barovick and James N. Land, Jr., as Directors of Riviera Holdings
Corporation,       United      States      District      court      for      the
District of Nevada (CV-S-99-1383-JBR(RLH)) (the "Nevada Action"). The plaintiff in this action ("Morgens, Waterfall") is a shareholder of Riviera Holdings Corporation and a defendant to the California Action. On September 30, 1999, Morgens, Waterfall commenced this action in Nevada state court, where it sought an order enjoining us from obtaining a Settlement Bar Order in the California Action. We and the other defendants to the Nevada Action removed the action to the United States District Court for the district of Nevada on October 1, 1999. This removal to federal court divested the state court of jurisdiction to consider Morgens, Waterfall's motion for injunctive relief. Morgens, Waterfall filed a complaint with the court, but it did not serve the complaint on any of the defendants.

           On November 1, 1999, Morgens, Waterfall served a notice of motion to remand the Nevada Action from the Nevada federal court back to Nevada state court. We and the other defendants opposed the motion, and the motion is presently pending before the federal court.


     On January 31, 2000, Morgens, Waterfall purported to serve an Amended Summons and a First Amended Verified Complaint on Riviera Holdings Corporation with subsequent service on directors. The Amended Complaint asserts four claims for relief. In the first claim for relief, Morgens, Waterfall asserts that there is a dispute as to the meaning of the amended complaint filed by Paulson in the California Action pursuant to the Settlement Agreement. Morgens, Waterfall seeks an affirmation injunction requiring Riviera Holdings Corporation to seek clarification from Paulson as to the meaning of this amended complaint. In its second claim for relief, Morgens, Waterfall seeks indemnification from Riviera Holdings Corporation for all damages and costs incurred in the California Action by reason of any misconduct alleged by Paulson against Riviera Holdings Corporation. In its third claim for relief, Morgens, Waterfall claims that Riviera Holdings corporation and the director defendants breached its fiduciary duties to Morgens, Waterfall when it consummated the Settlement Agreement and secured the settlement Bar Order because it left Morgens, Waterfall unprotected from claims based on Riviera Holdings Corporation's alleged misconduct and, in addition, harmed Morgens, Waterfall because Riviera Holdings Corporation allegedly paid too much for Paulson's stock. Morgens, Waterfall styles its fourth claim for relief as a "derivative claim" and assets it only against the director defendants. Morgens, Waterfall claims that the director defendants violated their fiduciary duties by entering into the Settlement Agreement and securing the Settlement Bar Order. We believe all these claims are without merit and intend to vigorously defend against them.


           We are also a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of our operations.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

                                                                     .PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

           The Company's Common Stock began trading on the American Stock Exchange on May 13, 1996 and was reported on the NASDAQ Bulletin Board prior to that date. As of February 28, 2000, based upon information available to it, the Company believes that there were approximately 600 beneficial holders of the Company's Common Stock.


           The Company has never paid any dividends on its Common Stock and does not currently expect to pay any dividends (cash or otherwise) on its Common Stock for the foreseeable future. The Company's ability to pay dividends is primarily dependent upon receipt of dividends and distributions from Riviera Operating Corporation. In addition, the indenture for the First Mortgage Notes restricts the Company's ability to pay dividends on its Common Stock.


           The table below sets forth the bid and ask sales prices by quarter for the years ended December 31, 1999, 1998 and 1997, based on information provided by certain brokers who have had transactions in the Company's Common Stock during the year:



                    First              Second                  Third                 Fourth
       1999        Quarter             Quarter                Quarter                Quarter

       HIGH      $7.25                  $6.38                  $6.13                  $6.63
       LOW       $4.00                  $3.94                  $4.00                  $3.94


       1998

       HIGH      $ 15.06                $ 10.81                 $ 8.13                 $ 5.81
       LOW         10.75                   6.00                   5.75                   3.88


       1997

       HIGH      $ 14.50                $ 14.13                $ 15.50                $ 14.94
       LOW         12.88                  12.25                  12.13                  12.75




           On February 28, 2000, (the most recent trade date of the Company's common stock), 34,500 shares were traded closing at $6.125 per share.


Item 6.    Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company and its predecessor for the years ended December 31, in thousands (except Net Income (Loss) per Common Share):


                                          1999        1998       1997        1996       1995       1994
                                          ----        ----       ----        ----       ----       ----

Net Operating  Revenue                  $158,173    $159,955   $153,793    $164,409   $151,146   $153,921
Net Income (Loss)                        (2,869)     (4,057)      2,088       8,440      6,344      4,790
Net Income (Loss) Per Diluted Common     ($0.58)     ($0.81)      $0.40       $1.63      $1.26      $1.00
Share
Total Assets                             288,990     244,909    347,866     167,665    157,931    151,925
Long-Term Debt                           229,052     179,439    177,512     109,088    110,571    113,155


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations

              The following table sets forth the Company's income statement data as a percentage of net revenues (unless otherwise noted) for the Company for the periods indicated:


                                                                               1999           1998            1997
     Revenues:
      Casino                                                                  46.8%          48.6%           46.6%
      Rooms                                                                   25.2%          24.8%           27.2%
      Food and Beverage                                                   15.9%          15.0%           14.0%
      Entertainment                                                           13.3%          13.5%           13.6%
      Other                                                                    7.4%           7.0%            6.9%
      Less promotional  allowances                                            (8.6%)         (8.7%)          (8.3%)
                                                                             ------         ------          ------
        Net revenues                                                         100.0%         100.0%          100.0%
     Costs and Expenses:
      Casino(1)                                                               58.3%          58.3%           56.7%
      Rooms(1)                                                                54.9%          52.7%           50.8%
      Food and Beverage(1).                                                   72.9%          73.3%           74.6%
      Entertainment(1)                                                        77.5%          78.3%           82.5%
      Other(1)                                                                27.6%          29.7%           28.5%
      General and administrative                                              18.7%          16.9%           17.0%
      Corporate expenses,  Severance Pay                                       0.0%           0.3%            0.3%
                                                                               ---            ----            ----

      Depreciation and amortization                                            8.8%           7.6%            6.8%
     Total Costs and Expenses                                                 93.0%          89.8%           87.7%
                                                                              -----          -----           -----
     Income from operations                                                    7.0%          10.2%           12.3%
     Interest expense on $100 million notes                                    0.0%          (2.9%)          (7.2%)
     Interest income on Treasury Bills to retire $100 million notes            0.0%           1.5%            1.5%
     Interest expense, other                                                 (14.8%)        (12.2%)          (4.6%)
     Interest income, other                                                    1.4%           1.5%            1.3%
     Interest, capitalized                                                     3.0%           1.7%            0.5%
     Other (income) expense, net                                              (1.2%)         (0.8%)          (1.0%)
                                                                             ------         ------          ------
     Income before provision (benefit) for income taxes                       (4.6%)         (1.0%)           2.2%
     (Benefit) provision for income  taxes                                    (2.8%)         (0.3%)           0.9%

      Net Income (loss) before extraordinary item                             (1.8%)         (0.7%)            1.4%

     Extraordinary item, net of income taxes of $1.6 million                   0.0%          (1.9%)            0.0%

     Net Income (Loss)                                                        (1.8%)         (2.5%)            1.4%
                                                                             ======         ======            ====

     EBITDA (2) margin                                                        16.2%          18.2%            19.1%



(1)      Shown as a percentage of corresponding departmental revenue.


(2) EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding corporate expenses, preopening expense, severance pay and Paulson Merger/litigation costs included in Other, net.) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies.


1999 Compared to 1998

Revenues

         Net revenues decreased by approximately $1.8 million, or 1.1%, from $159.9 million in 1998 to $158.2 million in 1999. Casino revenues decreased by approximately $3.6 million, or 4.6%, from $77.7 million during 1998 to $74.1 million during 1999 due primarily to a 2.4% fall in table games hold percentage from 1998 which decreased win by approximately $2.1 million. Table games drop was $6.6 million down from 1998 resulting in a loss of $1.2 million in tables games revenue. Slot coin-in, however, increased $10.6 million from 1998 which contributed an additional $700,000 in slot revenue. Room revenues increased by approximately $300,000, or 0.7%. from $39.6 million 1998 to $39.9 million during 1999 as a result of an increase in hotel occupancy from 95.2% to 97.5% (based on available rooms) offset by a slight decrease in average room rate of $1.04, or 1.9%. Food and beverage revenues increased approximately $1.2 million, or 4.9%, from $23.9 million in 1998 to $25.1 million during 1999 due primarily to the expansion of the convention center banquet facilities in February 1999. Entertainment revenues decreased by approximately $550,000, or 2.6%, from $21.5 million during 1998 to $21.0 million during 1999 due primarily to the closing of Splash in early November 1999 until December 25, 1999 for renovation. Other revenues increased by approximately $550,000, or 5.0%, from $11.2 million during 1998 to $11.7 million during 1999 due primarily to increased telephone and gift shop revenues. Promotional allowances decreased by approximately $300,000, or 2.4%, from $14.0 million during 1998 to $13.7 million during 1999 consistent with the decrease in table games play.

Direct Costs and Expenses of Operating Departments

         Total direct costs and expenses of operating departments decreased by approximately $1.0 million, or 0.9%, from $103.8 million in 1998 to $102.9 million in 1999. Casino expense decreased by approximately $2.1 million, or 4.6%, from $45.3 million during 1998 to $43.2 million during 1999 and casino expenses as a percent of casino revenue remained constant at 58.3% in 1998 and 1999, due to decreased casino marketing costs. Room costs increased $1.1 million, or 5.0% from $20.8 million in 1998 to $21.9 million in 1999, and, room costs as a percentage of room revenues increased from 52.7% during 1998 to 54.9% during 1999 due to additions to hotel operations staff in an effort to better accommodate our guests. Food and beverage costs increased by approximately $800,000, or 4.4%, from $17.5 million during 1998 to $18.3 million during the 1999 period resulting from a corresponding increase in revenues. Food and beverage costs as a percentage of food and beverage revenues decreased from 73.3% during 1998 to 72.9% during 1999 because food and beverage revenue increased while payroll and other costs remained relatively constant. Entertainment costs decreased by approximately $600,000, or 3.5%, from $16.9 million during 1998 to $16.3 million during 1999 and entertainment expense as a percentage of entertainment revenues decreased from 78.3% during 1998 to 77.5% in 1999 due to the increase in revenues in special events and the box office operation. Other expenses decreased by approximately $100,000, or 2.4%, from $3.3 million to $3.2 million due to reduced costs of long distance telephone service.

Other Operating Expenses

         General and administrative expenses increased by approximately $2.5 million, or 9.4%, from $27.0 million for 1998 to $29.5 million 1999 due primarily to increased incentive and employee retention plan costs required to retain personnel in the competitive gaming environment. As a percentage of total net revenues, general and administrative expenses increased from 16.9% during the 1998 period to 18.7% during the 1999 period. Additionally, utility costs have increased approximately $600,000 from 1998 to 1999 due to the expansion of the convention center. Depreciation and amortization increased by approximately $1.9 million, or 15.3%, from $12.1 million during the 1998 period to $14.0 million during the 1999 period due to a significant increase in depreciable capital expenditures for depreciable operating assets in the twelve months ended December 31, 1999 totaling approximately $31.1 million.

Other Income (Expense)

         Interest expense on $100 million notes of $4.6 million, less interest income on U.S. Treasury Bills of $2.3 million was recorded in 1998 until the notes were redeemed on June 1, 1998. Interest expense, other increased by $3.9 million due to the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999. Interest income, other decreased $200,000 because of the decrease in investment balances for the period as the proceeds of the $175 million notes were utilized in the Convention Center Pavilion in early 1999 and the proceeds of the $45 million notes were utilized in the Black Hawk, Colorado project in the second half of 1999. Capitalized interest increased $2.1 million primarily on the Black Hawk, Colorado, project but also on the Convention Center Pavilion and Pavilion Sky Box projects.

         Other expenses, net include Paulson litigation and settlement costs of $1.9 million in 1999. Of this amount $1.2 million represents the spread on the repurchase of Mr. Paulson's shares in connection with the settlement of the litigation. Riviera agreed to pay $7.50 per share in July 1999 when the market price was $5.00 per share.

Extraordinary Item, Net of Taxes in 1998

                The $100 million notes, for which retirement monies were put into trust in August 1997, were retired on June 1, 1998. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35% income tax effect of $1.6 million resulting in an extraordinary loss of $3.0 million.

Net Income (Loss)


                Net loss decreased approximately $1.2 million from a loss of $4.1 million in 1998 to a loss of $2.9 million in 1999 due primarily to the extraordinary item in 1998. Federal income tax benefits exceed the normal 35 percent because the Company settled an Internal Revenue Service audit through 1996. The audit resulted in the release of reserves of $2.2 million for taxes on employee meals and other items, which were settled favorably to the Company.


EBITDA

                EBITDA, as defined, decreased by approximately $3.4 million, or 11.7%, from $29.1 million in 1998 to $25.7 million in 1999. During the same periods, EBITDA margin decreased from 18.2% to 16.2% of net revenues.

1998 Compared to 1997

Revenues

           Net revenues increased by approximately $6.2 million, or 4.0%, from $153.8 million in 1997 to $159.9 million in 1998. Casino revenues increased by approximately $6.0 million, or 8.4%, from $71.7 million during 1997 to $77.7 million during 1998 due primarily to a $5.5 million, or 11.9%, increase in slot revenues as a result of the opening of Nickel Town in late 1997. Nickel Town is designed to offer value oriented slot customers an attractive location to play and is attracting additional walk-in customers from the Las Vegas Strip because it competes with Circus Circus, Slots-of-Fun and Westward Ho with value oriented food, beverage and merchandise. Table games revenue increased as the result of significant play from selected regular customers. Room revenues decreased by approximately $2.2 million, or 5.3%. from $41.8 million 1997 to $39.6 million during 1998 as a result of a slight decrease in hotel occupancy from 96.8% to 95.2% and a decrease in average room rate of $3.43, or 5.8%, from $58.25 in 1997 to $54.82 in 1998. Food and beverage revenues increased approximately $2.3 million, or 10.8%, from $21.6 million 1997 to $23.9 million during 1998 due to additional covers in the bars and restaurants. Entertainment revenues increased by approximately $650,000, or 3.1%, from $20.9 million during 1997 to $21.5 million during 1998 due to 27,000 increased covers from 737,000 in 1997 to 764,000 in 1998. Other revenues increased by approximately $600,000, or 5.7%, from $10.6 million during 1997 to $11.2 million during 1998 due primarily to the Nickel Town gift shop revenues. Promotional allowances increased by approximately $1.3 million, or 10.0%, from $12.7 million during 1997 to $14.0 million during 1998 due to competition for gaming revenues on the Las Vegas Strip.

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

EBITDA

         EBITDA, as defined, decreased by approximately $300,000, or 1.0%, from $29.4 million in 1997 to $29.1 million in 1998. During the same periods, EBITDA margin decreased from 19.1% to 18.2% of net revenues

Liquidity and Capital Resources


         The Company had cash and short term investments of $48.1 million at December 31, 1999, which was a decrease of $800,000 from the balances at December 31, 1998.

         For 1999, the Company's net cash provided by operating activities was $6.7 million compared to $8.5 million in 1998. Cash flows used in investing activities were $57.9 million in 1999 and $28.8 million in 1998. Net cash provided by financing was $45.1 million in 1999 and $4.0 million in 1998. EBITDA, as defined, for 1999 and 1998 was $25.7 million and $29.1 million, respectively. Management believes that cash flow from operations, combined with the $48.1 million cash and short term investments, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months including completion of the Black Hawk casino development.

         Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the $175 million 10% Notes at maturity on August 15, 2004 and the $45 million 13% Notes at maturity on May 1, 2005. Accordingly, the ability of the Company and its subsidiary to repay the Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company and its subsidiary will be able to refinance the principal amount of the Notes at maturity. The 10% Notes are not redeemable at the option of the Company until August 15, 2001, and thereafter are redeemable at premiums beginning at 105.0% and declining each subsequent year to par in 2003. Although

Riviera Black Hawk, Inc. can, at any time prior to May 1, 2001, redeem up to 35% of the aggregate principal amount of the 13% notes at 113% with the proceeds of a qualified public offering, the subsidiary may not redeem 100% of the 13% Notes until May 1, 2002, at premiums beginning at 106.5% and declining each subsequent year to par in 2004.


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

         The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its unrestricted subsidiary Riviera Black Hawk, Inc. under the 13% Notes Indenture), subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At December 31, 1999, the Company believes that it is in compliance with the covenants.


         In August 1997, the Company, through its indirect 100% owned subsidiary, Riviera Black Hawk, Inc., purchased approximately 70,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. On February 4, 2000, the Company opened its casino containing 1,000 slot machines, 12 table games, a 520-space covered parking garage, and entertainment and food service amenities. As of December 31, 1999, the company had invested $20.0 million in cash (exclusive of capitalized interest) in the Black Hawk, Colorado project and the total project costs at December 31, 1999 including capitalized interest were $56.7 million.

     Recently Adopted Accounting Standards - The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company adopted this standard in 1999 and recognized preopening costs of $595,000 that would have otherwise been deferred until the opening of the Riviera Black Hawk Casino in fiscal 2000.

     Recently Issued Accounting Standards -The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company will adopt SFAS No. 133 in the year ending December 31, 2001. Management has not finalized its analysis of this SFAS or the impact of this SFAS on the Company or the Company's future consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

         Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 60 days or less.

         As of December 31, 1999, we had $225.0 million in borrowings. The borrowings include $175 million in notes maturing in 2004, $45 million notes maturing in 2006 and capital leases maturing at various dates through 2005. Interest under the $175 million notes is based on a fixed rate of 10%. Interest on the $45 million notes is 13% with contingent interest if certain operating results are achieved. The capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $7 million in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1,120,000 when the project is complete, is payable over ten years beginning in 2000. The special improvement district bonds bear interest at 5.5%. Other borrowings relate to leases.


Interest Rate Sensitivity

Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in Thousands)                                                                                   Fair Value
                                 2000      2001     2002      2003      2004     Thereafter     Total    At
                                                                                                         12/31/99

     Assets

Short term investments        $40,036                                                           $40,036    $40,036

Average interest rate            4.75%

Long Term Debt
Including Current Portion

Equipment loans and

 capital leases                 $1,204   $1,072    $1,171   $1,254         $949                   $5,650    $5,650

Average interest rate             7.7%     8.0%      7.8%     7.8%         7.8%


 10% First Mortgage Note                                                $173,579                $173,579  $154,000

Average interest rate                                                     10.0%

Equipment loans and
capital leases-Black Hawk,

Colorado casino casino             $9        $10    $8                                           $27        $27

Average interest rate             11.2%      11.2%   11.2%

Special Improvement
District Bonds-Black Hawk,

 Colorado casino project           $60        $64      $68      $71         $76       $445        $784       $784

Average interest rate              5.5%     5.5%      5.5%     5.5%        5.5%       5.5%


 13% First Mortgage Note
Black Hawk, Colorado casino

project                                                                              $45,000     $45,000    $48,600

Average interest rate                                                                  13.0%

Year 2000

         The Company conducted a comprehensive review of its computer systems and other systems for the purpose of assessing its potential Year 2000 Problem, and modified or replaced those systems which were not Year 2000 compliant. Based upon this review, systems were compliant by December 1999. However, if modifications had not been made or completed on schedule, the Year 2000 Problem could have had a significant impact on the Company's operations.

         All costs related to the Year 2000 Problem were expensed as incurred, while the cost of new hardware and software was capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance were not material to the Company's financial position or results of operations. As of December 31, 1999, the Company has incurred costs of approximately $200,000 (primarily for internal labor) related to the system applications.


         In addition, the Company communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 problem and the Company's possible exposure to Year 2000 issues of such third parties. The Company, through correspondence from major vendors or statements obtained at Year 2000 disclosure sites of major vendors, was advised that such vendors' software or products were Year 2000 compliant. The Company experienced no failure of a major vendor or supplier which impacted operations.

Forward Looking Statements

         The Private Securities Litigation Reform Act of 1998 provides a "safe harbor" for certain forward looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.


Item 8.    Financial Statements and Supplementary Data

           See financial Statements included in Item 14(a).

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.




-------------------------------------------------------------------------------


                           PART III

-------------------------------------------------------------------------------





Item 10.   Directors and Executive Officers of the Registrant.

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated March 17, 2000, relating to the Annual Meeting of Stockholders to be held on April 25, 2000 and is made a part hereof.

Item 11.   Executive Compensation

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated March 17, 2000, relating to the Annual Meeting of Stockholders to be held on April 25, 2000 and is made a part hereof.

Item 12.   Principal Shareholders

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated March 17, 2000, relating to the Annual Meeting of Stockholders to be held on April 25, 2000 and is made a part hereof.

Item 13.   Certain Relationships and Related Transactions

           Information regarding this item is incorporated by reference to the Company's Proxy Statement dated March 17, 2000, relating to the Annual Meeting of Stockholders to be held on April 25, 2000 and is made a part hereof.

                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)(1)   List of Financial Statements

           The following Independent Auditor's Report and the consolidated Financial Statements of the company are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

-        Independent Auditors' Report dated Febraury 14, 2000.
-        Consolidated Balance Sheets as of December 31, 1998 and 1999.
- Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997.
-        Consolidated  Statements of Stockholders' Equity for the Years
         Ended December 31, 1999, 1998 and 1997.
- Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

-        Notes to Consolidated Financial Statements.

         (a)(2)   List of Financial Statement Schedules

         No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

         (a)(3)   List of Exhibits

         Exhibits  required  by Item 601 of  Regulation  S-K are listed in the
         Exhibit Index herein, which information is incorporated by reference.

         (b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K dated October 18, 1999, to announce the court approval of the settlement of the Paulson litigation.

                                       SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   RIVIERA HOLDINGS CORPORATION


                                           By:/s/   WILLIAM L.WESTERMAN
                                                    ----------------
                                           William L. Westerman
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

                                           March 14, 2000


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Title

                                                                        Date

/s/ WILLIAM L. WESTERMAN        Chairman of the Board, Chief      March 14, 2000
------------------------
William L. Westerman            Executive Officer and President


/s/ DUANE R. KROHN              Treasurer (Principal Financial    March 14, 2000
-------------------------
Duane R. Krohn                  and Accounting Officer)


/s/ ROBERT R. BARENGO           Director                          March 14, 2000
-------------------------
 Robert R. Barengo

/s/ RICHARD L. BAROVICK         Director                          March 14, 2000
-------------------------
Richard. L. Barovick


/s/ JAMES N. LAND, JR.          Director                          March 14, 2000
-------------------------
James N. Land, Jr.

                            EXHIBIT INDEX Description

Exhibit

Number


     2.1*Agreement and Plan of Merger, dated September 15, 1997, by and among R&E Gaming Corp., Riviera Acquisitions Sub, Inc., and Riviera Holdings
Corporation (see Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on September 29, 1997, Commission File No. 0-21430)

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

     10.35* Employment agreement between the Company and Duane R. Krohn effective July 1, 1998 (see, Exhibit 10.35 of Form 10Q filed November 6, 1998.)

     10.36* Employment agreement between the Company and Robert A. Vannucci effective July 1, 1998 (see, Exhibit 10.36 of Form 10Q filed November 6, 1998.)

     10.37* Employment agreement between the Company and Jerome P. Grippe effective July 1, 1998 (see, Exhibit 10.37 of Form 10Q filed November 6, 1998.)

     10.38 Consulting Agreement between Riviera Gaming Management, Inc. and Peninsula Gaming Partners, LLC, dated January 1, 2000.

     21.1* Subsidiaries of the Company (see Exhibit 21.1 to Registration Statement on Form S-4 filed with the Commission on September 10, 1997, Commission File No. 0-21430)

     99.1* Letter, dated March 20, 1998, from R&E Gaming Corp. to the Company regarding the Company's Agreement and Plan of Merger

o The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

EXHIBIT 10.38
AMENDED AND RESTATED CONSULTING AGREEMENT

Amended and Restated Consulting Agreement ("Agreement"), dated as of January 1, 2000, by and between Riviera Gaming Management, Inc. ("RGM"), and Peninsula Gaming Partners, LLC, a Delaware limited liability company ("Peninsula").

                  Pursuant to a consulting  agreement (the "Original  Consulting
Agreement"), dated September 27, 1999, by and between RGM and Peninsula, Peninsula has engaged RGM, and RGM has agreed to be engaged by Peninsula, to provide consulting and other advisory services in connection with the operation of the Diamond Jo riverboat casino (the "Facility") located in Dubuque, Iowa.

                  Peninsula and RGM each hereby agree to amend and restate the terms of the Original Consulting Agreement on the terms and conditions hereinafter set forth.

                  In consideration of the mutual agreements hereinafter set forth, the parties hereto agree as follows: 1. This Agreement shall have an initial term of six months from the date hereof (the "Initial Term") and shall automatically renew for successive six-month terms (the Initial Term, and any successive term, hereinafter the "Term") unless this Agreement is terminated earlier as provided herein. Either party may terminate this Agreement at any time after the Initial Term for any reason upon 60 days prior written notice to the other party.

2. During the Term of this Agreement, RGM shall render consulting and other advisory services hereunder at the sole direction of Mr. M. Brent Stevens; provided, however, that RGM will have no responsibility for the operation of the Facility or the management of the business or affairs of Peninsula.

3. In consideration for the services to be rendered hereunder, RGM shall be entitled to compensation of $30,000 for each of the months of January and February 2000 and $22,500 per month thereafter (the "Monthly Fee"), which Monthly Fee shall be paid by Peninsula in advance on the first day of each month, commencing March 1, 2000 (it being understood that the Monthly Fee shall be in addition to and exclusive of the $7,500 monthly payment required to be made under the Employee Sharing Agreement, a copy of which is attached hereto as Exhibit A). During the Term of this Agreement, RGM shall be entitled to monthly compensation in excess of the Monthly Fee to the extent such excess compensation (hereinafter, "Additional Compensation") is approved in writing in advance by Peninsula and is documented in writing by RGM on an hourly basis in a form reasonably acceptable to Peninsula (it being understood that hourly rates for services rendered under this Agreement shall not exceed the rates set forth on Schedule A attached hereto). RGM hereby acknowledges and agrees that all amounts due and owing RGM under (i) the Original Consulting Agreement and (ii) this Agreement in respect of services rendered or to be rendered during the period prior to March 1, 2000, in each case, have been paid in full by Peninsula. In addition to the Monthly Fee (and Additional Compensation, if any), RGM shall be entitled to reimbursement of reasonable out-of-pocket expenses incurred by RGM in connection with its performance under this Agreement, which payments (including Monthly Fees and Additional Compensation, if any) shall be (i) invoiced by RGM on a monthly basis (which invoice shall be accompanied by a written receipt or other documentation reasonably acceptable to Peninsula evidencing such expenses) and (ii) paid by Peninsula within 10 days of receipt thereof. Consulting and advisory services to be rendered by RGM hereunder shall be provided by employees of RGM as needed from time to time at the direction of Mr. William L. Westerman and Mr. Stevens. In addition to the services to be provided by RGM under this Agreement, RGM acknowledges and agrees to the terms and conditions set forth in that certain Employee Sharing Agreement, attached hereto as Exhibit A, pursuant to which Peninsula Gaming Company, LLC has agreed to employ Mr. Jerome Grippe, an employee of RGM, to provide certain additional managerial services described therein. 4. Peninsula hereby agrees that prior to any consulting services being rendered by RGM, Peninsula will obtain, at Peninsula's expense, an opinion of Peninsula's Iowa gaming counsel to the effect that rendition of such consulting services by RGM does not require that RGM be licensed by the Iowa gaming authorities, provided however that if counsel shall advise that any such license must be obtained, RGM reserves the right to either terminate this Agreement or to require Peninsula to pay all costs and expenses incurred in connection with obtaining any necessary gaming licenses. RGM hereby agrees that as a condition to providing services hereunder it shall enter into a confidentiality agreement, in form and substance reasonably acceptable to Peninsula, in order to protect the proprietary and confidential information of Peninsula made available or disclosed to RGM during the course of providing services under this Agreement.

5. RGM, its affiliates and each of their respective officers, partners, directors, employees and agents shall not be liable to the Peninsula or any person who has acquired an interest in either or both of them, for any losses sustained or liabilities incurred, including monetary damages, as a result of any act or omission of RGM, its affiliates or any of their respective officers, partners, directors, employees or agents, if the conduct of RGM or such other person did not constitute actual fraud, gross negligence or willful or wanton misconduct ("Consultant Conduct Standard"). The negative disposition of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not, of itself, create a presumption that RGM, its affiliate or any of their respective officers, partners, directors, employees or agents acted in a manner contrary to the Consultant Conduct Standard.

     6. a. Subject to the provisions of Section 6(b) hereof, Peninsula shall indemnify and hold harmless RGM, its affiliates and any of their respective officers, partners, directors, employees and agents (each individually, an "Indemnitee"), from and against anyand all losses, claims, damages, liabilities, expenses (including reasonable legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, in which an Indemnitee may be involved, or threatened to be involved, as a party or otherwise, which relates to, or arises out of, the performance of any duties and services for or on behalf of the Peninsula pursuant to the terms and within the scope of this Agreement. The negative disposition of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not, of itself, create a presumption that an Indemnitee acted in a manner contrary to the Consultant Conduct Standard.

b. An Indemnitee shall not be entitled to indemnification under this Section 6 with respect to any claim, issue or matter in which it has been finally adjudged in a nonappealable order that such Indemnitee has breached the Consultant Conduct Standard unless and only to the extent that the court in which such action was brought, or another court of competent jurisdiction, determines upon application that, despite the adjudication of liability, in view of all of the circumstances of the case, the Indemnitee is fairly and reasonably entitled to indemnification for such liabilities and expenses as the court may deem proper. In addition, notwithstanding anything to the contrary contained in this Section 6, an Indemnitee shall not be entitled to indemnification under this Section 6 against losses sustained or liabilities incurred if such losses or liabilities are finally determined by a court of competent jurisdiction to have been the direct result of breach of the Consultant Conduct Standard by such Indemnitee.

     c. In the event that any legal proceedings shall be instituted or any claim or demand shall be asserted by any person in respect of which payment may be sought by an Indemnitee under the provisions of this Section 6, the Indemnitee shall promptly cause written notice of the assertion of any such proceeding or claim of which it has actual knowledge to be forwarded to Peninsula. Upon receipt of such notice, Peninsula shall have the right, at its option and expense, to be represented by counsel of its choice, and to defend against, negotiate, settle or otherwise deal with any proceeding, claim or demand which relates to any loss, liability, damage or deficiency indemnified against hereunder; provided, however, that no settlement shall be made without prior written consent of the Indemnitee, which consent shall not be unreasonably withheld; and provided further, that the Indemnitee may participate in any such proceeding with counsel of its choice and at its expense. The Indemnitee and Peninsula agree to cooperate fully with each other in connection with the defense, negotiation or settlement of any such legal proceeding, claim or demand.

     7. This Agreement shall be governed by and interpreted in accordance with the laws of the State of Nevada without giving effect to conflict of laws.

8. Peninsula and RGM hereby agree that any dispute arising under or with respect to this Agreement shall be determined by arbitration in Las Vegas, Nevada pursuant to the rules of the American Arbitration Association ("AAA") by a panel of three arbitrators with experience in the gaming business, one of whom shall be appointed by RGM, one of whom shall be appointed by Peninsula and the third of whom shall be appointed by the first two arbitrators and shall act as Chairman, provided that if a party shall fail to appoint an arbitrator within 20 days after commencement of the arbitration or the Chairman shall not be appointed within 40 days of the commencement of the arbitration, the same shall be appointed by the AAA. Such arbitrators may award legal fees and expenses to the party prevailing in such arbitration. The decision of such arbitrators shall be binding upon the parties hereto. 9. This Agreement represents the entire understanding of the parties with respect to its subject matter and may be amended or modified only by a written instrument duly signed by the parties hereto.

10.Any notice required or permitted to be given hereunder shall be given as follows:

                           a. Peninsula:
                           -- ----------
                           M. Brent Stevens
                           c/o Jefferies & Company, Inc.
                           11100 Santa Monica Boulevard, Tenth Floor
                           Los Angeles, CA  90025

                           b. RGM:
                           -- ----
                           William L. Westerman
                           Riviera Hotel & Casino
                           2901 Las Vegas Boulevard South
                           Las Vegas, NV  89109

IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date written above.
                                                RIVIERA GAMING MANAGEMENT, INC.


                                           By:_________________________________
                                                          Name:
                                                          Title:


                         PENINSULA GAMING PARTNERS, LLC

                             By:__________________________________
                             Name: M. Brent Stevens
                             Title:  President and CEO

                           EMPLOYEE SHARING AGREEMENT

     Employee Sharing Agreement ("Agreement"), dated as of February 15, 2000, by and between Riviera Gaming Management, Inc. ("RGM"), Jerome Grippe ("Grippe") and Peninsula Gaming Company, LLC, a Delaware limited liability company ("Peninsula"). WHEREAS, Peninsula desires to engage the services of Grippe, an employee of RGM, and RGM and Grippe agree to such employment, in each case, pursuant to the terms and conditions set forth herein; NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, for good and valuable consideration, the adequacy and receipt of which are hereby acknowledged, the parties hereby agree as follows:

1. This Agreement shall have an initial term commencing on the date hereof through June 30, 2000 (the "Initial Term") and shall automatically renew for successive six-month terms (the Initial Term, and any successive term, hereinafter, the "Term") unless this Agreement is terminated earlier as provided herein. Any party may terminate this Agreement at any time after the Initial Term for any reason upon 60 days prior written notice to the other party; provided, however, that Peninsula may terminate Grippe's employment hereunder at any time for just cause. For purposes of this Section 1, "just cause" means (i) a material breach of this Agreement by Grippe (after notice and a 10-day cure period); (ii) a breach of Grippe's duty of loyalty to Peninsula or any act of dishonesty with respect to Peninsula or its members, customers or suppliers;
(iii) Grippe's continued failure or refusal to perform any material duty to Peninsula which is normally attached to his position (after notice and a 10-day cure period); (iv) Grippe's gross negligence or willful misconduct in performing those duties which are normally attached to his position; (v) the commission by Grippe of an act of fraud, conversion, misappropriation (including the unauthorized use or disclosure of confidential or proprietary information of Peninsula) or embezzlement or crime of moral turpitude; (vi) a conviction of or guilty plea or confession by Grippe to any fraud, conversion, misappropriation, embezzlement or felony; (vii) the exposure of Peninsula to any criminal liability or regulatory sanction or adverse action substantially caused by the conduct of Grippe which results in a material adverse effect upon Peninsula's business, operations, financial condition or results of operations or the exposure of Peninsula to any civil liability caused by Grippe's unlawful harassment in employment; or (viii) the repeated taking of any action prohibited
(x) by the board of managers or any of the executive officers of Peninsula, provided that Grippe has received at least one written notice of having taken an action so prohibited, or (y) by this Agreement; or (ix) Grippe's failure to obtain and/or maintain an appropriate license to serve as General Manager of the Diamond Jo riverboat casino located in Dubuque, Iowa (the "Facility").

2. During the Term of this Agreement, Peninsula hereby agrees to employ Grippe, Grippe agrees to be employed by Peninsula, and RGM agrees to offer the services of Grippe to Peninsula, in each case, as set forth herein to carry out such duties and responsibilities as directed by the Chief Executive Officer of

Peninsula, which duties and responsibilities shall include, but are not limited to, (i) managing the day-to-day operations of the Facility, (ii) functioning as the General Manager of the Facility with all authority and responsibility inherent therein; and (iii) assisting Peninsula in the selection of a permanent General Manager and Chief Financial Officer and coordinating the integration of such individuals with Peninsula's business operations, all of which are subject to the further delineation at the direction of M. Brent Stevens, President and CEO of Peninsula. Grippe shall report directly and solely to Mr. Stevens, Peninsula's Chief Executive Officer, and shall perform his services hereunder at the Facility three (3) days every two weeks and be available by telephone, email or fax at all other times. RGM shall have no supervisory or directive control over Grippe while he is functioning as an employee of Peninsula under the terms of this Agreement. During the Term of this Agreement, Grippe shall remain an employee of RGM, and Grippe's employment by Peninsula hereunder shall not otherwise limit or affect in any manner whatsoever the benefits otherwise accorded Grippe as an employee of RGM; provided, however, that, except as expressly provided in this Agreement, Grippe shall not be entitled to any compensation or benefits of any kind as an employee of Peninsula.

3. During the Term of this Agreement, Peninsula shall pay to RGM the sum of seven thousand five hundred dollars ($7,500) per month, or a pro-rata portion thereof in respect of any partial month during which Grippe is employed hereunder (the "Monthly Fee"), for services performed hereunder, which Monthly Fee shall be paid in advance on the first day of each month, commencing March 1, 2000. In addition to the Monthly Fee, Grippe and RGM, if advanced by RGM, shall be entitled to reimbursement of reasonable out-of-pocket expenses incurred by him or it in connection with his performance under this Agreement, which payments shall be (i) submitted by Grippe or RGM on a monthly basis (together with written documentation reasonably acceptable to Peninsula evidencing such expenses) and (ii) paid by Peninsula within 10 days of receipt thereof.

4. Peninsula hereby agrees that RGM will have no responsibility for managing the gaming operations of the Diamond Jo riverboat casino or the management of the business or affairs of Peninsula. 5. Grippe and RGM acknowledge that the information, observations and data obtained by or available to Grippe during the course of employment with Peninsula concerning the business and affairs of Peninsula are and will be the property of Peninsula. Therefore, Grippe and RGM agree, during the Term of this Agreement and following the termination of Grippe'semployment for any reason whatsoever, not to disclose or induce or assist in the use or disclosure, to any person or entity, or use for the account of any person or entity other than Peninsula, any such information, observations or data including, without limitation, any business secrets or methods, processes, formulas, designs, inventories, techniques, marketing plans, strategies, forecasts, new products, blueprints, specifications, maps, computer software programs, promotional ideas, unpublished financial statements, budget projections, licenses, prices, costs, policies, manuals or instructions, reports, lists of names and/or addresses of customers, prospective customers or suppliers, other customer or prospective customer information or requirements, personnel information, the terms of any Company contract, lease or other arrangement with any customer or leasing information (including without limitation, expiration dates, renewal dates, pricing information, other data used by Peninsula in connection with its gaming operations, special requirements, referral lists or other data setting forth names and addresses of customers) or any other of its confidential or proprietary information, records, observations or data (whether or not patented, copyrighted or otherwise protected under applicable law) or information created, discovered, developed, or made known to Peninsula (including, without limitation, information created, discovered, developed, or made known by Grippe to Peninsula during his period of employment by Peninsula) along with any reports, analyses, compilations, memoranda, notes and other writings or recordings prepared by Grippe or any other employee, agent or representative of Peninsula, which contain, reflect or are based upon such information, observations or data (collectively, "Confidential Information") without Peninsula's prior written consent, unless and to the extent that the aforementioned matters become generally known to and available for use by the public other than as a result of RGM's or Grippe's acts or omissions to act, and except as required by law or legal process. In the event Grippe's employment with Peninsula is terminated for any reason whatsoever, Grippe and RGM will promptly return and surrender to Peninsula any and all Confidential Information made available to either Grippe or RGM by Peninsula or otherwise in the possession of Grippe or RGM in the course of Grippe's employment with Peninsula.

6. Grippe and RGM each further agree that, for a period of six months following any termination of Grippe's employment for any reason whatsoever, neither Grippe nor RGM will, directly or indirectly, either for themselves or for any other person, firm, company or corporation, in any capacity, induce or attempt to induce or call upon or solicit any of Peninsula's employees, consultants, customers, prospective customers, suppliers, landlords or other business relations of Peninsula to leave or cease doing business with Peninsula or in any way interfere with the relationship between Peninsula and any of its employees, customers, prospective customers, suppliers, landlords or other business relations thereof or hire or solicit for employment any employee of Peninsula. If, at the time of enforcement of this Section 6, a court holds that the restrictions stated herein are unreasonable under circumstances then existing, the parties hereto agree that the maximum duration, scope and geographical area reasonable under such circumstances shall be substituted for the stated period, scope and area and that the court shall be allowed to reduce the restrictions contained herein to cover the maximum duration, scope and area permitted by law. Grippe and RGM each acknowledge that a violation of the provisions of this Agreement will cause irreparable harm to Peninsula's business, the exact amount of which will be difficult to ascertain, and that the remedies at law for any such breach will be inadequate. Accordingly, Grippe and RGM agree that, in the event of such violation or threatened violation by either of them, Peninsula shall be entitled, in addition to any other remedy which may be available at law or in equity, to specific performance and injunctive relief, without posting bond or other security. Grippe and RGM further agree that, in the event of the voluntary or involuntary termination of Grippe's employment with Peninsula for any reason whatsoever, Grippe and RGM shall promptly deliver to Peninsula all documents, photocopies, notes, drawings, data and other materials of any nature pertaining to Grippe's employment with Peninsula, and neither Grippe nor RGM shall take with them, or allow any third party to take, any of the foregoing or any reproduction of any of the foregoing.

7. This agreement shall be governed by and interpreted in accordance with the laws of the State of Iowa without giving effect to conflicts of law provisions thereof.

8. Peninsula, RGM and Grippe hereby agree that any dispute arising under or with respect to this Agreement shall be determined by arbitration in Las Vegas, Nevada pursuant to the rules of the American Arbitration Association ("AAA") by a panel of three arbitrators with experience in the gaming business, one of whom shall be appointed by RGM, one of whom shall be appointed by Peninsula and the third of whom shall be appointed by the first two arbitrators and shall act as Chairman, provided that if a party shall fail to appoint an arbitrator within 20 days after commencement of the arbitration or the Chairman shall not be appointed within 40 days of the commencement of the arbitration, the same shall be appointed by the AAA. Such arbitrators may award legal fees and expenses to the party prevailing in such arbitration. The decision of such arbitrators shall be binding upon the parties hereto. 9. This Agreement represents the entire understanding of the parties with respect to its subject matter and may be amended or modified only by a written instrument duly signed by the parties hereto.

10.Any notice required or permitted to be given hereunder shall be given as follows:

                           a. Peninsula:
                           -- ---------
                           M. Brent Stevens
                           c/o Jefferies & Company, Inc.
                           11100 Santa Monica Boulevard, Tenth Floor
                           Los Angeles, CA  90025

                           b. RGM:
                           -- ----
                           William L. Westerman
                           Riviera Hotel & Casino
                           2901 Las Vegas Boulevard South
                           Las Vegas, NV  89109

                           c. Grippe:
                           -- -------
                           Jerome Grippe
                           Riviera Hotel & Casino
                           2901 Las Vegas Boulevard South
                           Las Vegas, NV 89109

11. Notwithstanding anything to the contrary set forth herein, this Agreement is subject to, and shall become effective upon, the approval of the Iowa Racing and Gaming Commission and appropriate licensure by RGM and Grippe pursuant to the rules and regulations of the Iowa Racing and Gaming Commission.

IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date written above.
                                               RIVIERA GAMING MANAGEMENT, INC.



                                           By:_________________________________
                                           Name:
                                           Title:



                                           ------------------------------------
                                           JEROME GRIPPE



                          PENINSULA GAMING COMPANY, LLC

                            By:__________________________________
                            Name: M. Brent Stevens
                            Title:  President and CEO

F-20


                                   SCHEDULE A
                                 CONSULTING FEES

         Employee                   Hourly Rate

         W. Westerman                       $200
         J. Grippe                          $150
         R. Johnson                         $150
         D. Krohn                   $150
         R. Vannucci                        $150
         Associates and others              $125

ITEM 14a(.)FINANCIAL STATEMENTS
RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                                                                  Page

INDEPENDENT AUDITORS' REPORT                                                                                       F-1


CONSOLIDATED FINANCIAL STATEMENTS:


   Balance Sheets as of December 31, 1999 and 1998                                                                 F-2

   Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997                                  F-3

   Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998, and 1997                        F-5

   Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997                                  F-6

   Notes to Consolidated Financial Statements                                                                      F-8

INDEPENDENT AUDITORS' REPORT

Riviera Holdings Corporation
Las Vegas, Nevada

     We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 14, 2000


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998 (In Thousands, Except Share Amounts)
--------------------------------------------------------------------------------


ASSETS                                                     1999           1998

CURRENT ASSETS:
  Cash and cash equivalents                             $ 42,804       $ 48,883
  Cash and cash equivalents, restricted                    7,173
  Short-term investments                                   5,258
  Short-term investments, restricted                       7,887
  Accounts receivable, net                                 5,042          5,389
  Inventories                                              3,432          2,727
  Prepaid expenses and other assets                        3,989          4,028

           Total current assets                           75,585         61,027

PROPERTY AND EQUIPMENT, Net                              202,659        175,622

OTHER ASSETS, Net                                         10,391          8,260

DEFERRED INCOME TAXES                                        355

TOTAL                                                  $ 288,990      $ 244,909

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                      $ 1,274          $ 363
  Accounts payable                                        11,498         11,865
  Accrued interest                                         7,539          6,563
  Accrued expenses                                        11,949         10,053

           Total current liabilities                      32,260         28,844

DEFERRED INCOME TAX LIABILITY, Net                                        3,123

OTHER LONG-TERM LIABILITIES                                5,286          4,933

LONG-TERM DEBT, Net of current portion                   223,766        174,506

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Common stock issued and outstanding ($.001 par value
    ; 20,000,000 shares authorized; 4,523,021 and
    5,073,376 shares at December 31, 1999 and 1998,
    respectively)                                              5              5
  Additional paid-in capital                              13,446         13,457
  Treasury stock (583,755 and 34,300 shares at
  December 31, 1999 and 1998,respectively)                (3,115)          (167)
  Notes receivable from employee stockholders                                (3)
  Retained earnings                                       17,342         20,211

           Total stockholders equity                      27,678         33,503

TOTAL                                                  $ 288,990      $ 244,909
See notes to consolidated financial statements.



RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (In Thousands)
-------------------------------------------------------------------------------


                                                              1999          1998          1997

REVENUES:
  Casino                                                     74,086        77,676        71,624
  Rooms                                                      39,899        39,607        41,812
  Food and beverage                                          25,117        23,940        21,603
  Entertainment                                              20,994        21,543        20,895
  Other                                                      11,713        11,155        10,556

          Total revenues                                    171,809       173,921       166,490
  Less promotional allowances                                13,636        13,966        12,697

          Net revenues                                      158,173       159,955       153,793

COSTS AND EXPENSES:
  Direct costs and expenses of operating departments:
    Casino                                                   43,211        45,293        40,620
    Rooms                                                    21,909        20,859        21,235
    Food and beverage                                        18,307        17,539        16,118
    Entertainment                                            16,271        16,861        17,235
    Other                                                     3,228         3,308         3,011
  Other operating expenses:
    General and administrative                               29,568        27,028        26,211
    Preopening expenses - Black Hawk, Colorado project          595
    Corporate expenses - severance pay                                        551
    Depreciation and amortization                            13,991        12,137        10,485

         Total costs and expenses                           147,080       143,576       134,915

INCOME FROM OPERATIONS                                       11,093        16,379        18,878

OTHER (EXPENSE) INCOME:
  Interest expense on $100 million notes                                   (4,642)      (11,067)
  Interest income on U.S. Treasury bills held to
   retire $100 million notes                                                2,334         2,267
  Interest expense - other                                  (23,448)      (19,545)       (7,908)
  Interest income - other                                     2,255         2,440         1,926
  Interest capitalized                                        4,733         2,679           771
  Other, net                                                 (1,963)       (1,229)       (1,470)

          Total other expense                               (18,423)      (17,963)      (15,481)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
  FOR TAXES AND EXTRAORDINARY ITEM                           (7,330)       (1,584)        3,397

(BENEFIT) PROVISION FOR INCOME TAXES                         (4,461)         (533)        1,309

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                      (2,869)       (1,051)        2,088

EXTRAORDINARY ITEM (net of income tax of $1.6 million)                     (3,006)

NET (LOSS) INCOME                                          $ (2,869)     $ (4,057)      $ 2,088

See notes to consolidated financial statements.


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(In Thousands, Except Share Amounts)
--------------------------------------------------------------------------------


                                                             1999           1998           1997

EARNINGS PER SHARE DATA:
  (Loss) earnings per share before extraordinary item:
    Basic                                                  $ (0.58)       $ (0.21)       $ 0.42

    Diluted                                                $ (0.58)       $ (0.21)       $ 0.40

  Earnings (loss) per share for extraordinary item:
    Basic                                                     $ -         $ (0.60)          $ -

    Diluted                                                   $ -         $ (0.60)          $ -

  (Loss) earnings per share:
    Basic                                                  $ (0.58)       $ (0.81)       $ 0.42

    Diluted                                                $ (0.58)       $ (0.81)       $ 0.40

  Weighted-average common shares outstanding                 4,978          5,037          4,913

  Weighted-average common and common
    equivalent shares                                        4,978          5,037          5,214


See notes to consolidated financial statements.


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (In Thousands, Except Share Amounts)
--------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Notes
                                                                                                        Receivable
                                                                      Additional                           from
                                                   Shares     Common    Paid-in    Retained   Treasury   Employee
                                                Outstanding   Stock     Capital    Earnings     Stock   Shareholders   Total

BALANCE, JANUARY 1, 1996                         4,922,503      $ 5    $ 13,919    $ 22,180                $ (853)   $ 35,251

  Stock issued under employee stock purchase plan    6,200                   71                               (71)

  Collections of stockholders receivables                                                                    425         425

  Refunds on employee stock purchases              (25,900)                (292)                              292

  Director compensation plan                           877                   13                                            13

  Net income                                                                          2,088                             2,088

BALANCE, DECEMBER 31, 1997                         4,903,680       5      13,711     24,268                  (207)     37,777

  Stock issued under executive option plan           269,096                 480                                          480

  Collections and refunds of stockholders
    receivables, net                                                                                         (530)       (530)

  Purchase of treasury stock                         (34,300)                                    $(167)                  (167)

  Refunds on employee stock purchases                (65,100)              (734)                              734

  Net loss                                                                           (4,057)                           (4,057)

BALANCE, DECEMBER 31, 1998                         5,073,376      5      13,457      20,211      (167)         (3)     33,503

  Refunds on employee stock purchases                   (900)               (11)                                3          (8)

  Purchase of treasury stock                        (549,455)                                   (2,948)                (2,948)

  Net loss                                                                           (2,869)                           (2,869)

BALANCE, DECEMBER 31, 1999                          4,523,021   $ 5     $ 13,446    $ 17,342    $(3,115)      $ -     $ 27,678

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (In Thousands)
-------------------------------------------------------------------------------------------------------------------------


                                                                                           1999       1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                       $(2,869)   $(4,057)   $ 2,088
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Gain on sale of equipment                                                                  (55)
    Depreciation and amortization                                                           13,991     12,137     10,485
    Provision for bad debts                                                                    297        782        (16)
    Provision for gaming discounts                                                                        (76)       (84)
    Extraordinary item, call premium to retire $100 million notes                                       4,624
    Interest income on U.S. Treasury bills to retire $100 million notes                                (2,334)
    Interest expense, $100 million notes                                                                4,642     11,067
    Interest paid on $100 million notes                                                                (4,614)   (11,420)
    Interest expense - other                                                                23,448     19,545      7,874
    Interest paid - other                                                                  (20,132)   (17,688)
    Interest capitalized on construction projects                                           (4,733)    (2,679)      (771)
    Changes in operating assets and liabilities:
      Increase in U.S. Treasury bills purchased to retire $100 million notes                                      (2,267)
      Decrease (increase) in accounts receivable, net                                           50     (1,157)       276
      (Increase) decrease in inventories                                                      (705)       782       (470)
      Decrease (increase) in prepaid expenses and other assets                                  39        526     (1,862)
      (Decrease) increase in accounts payable                                                 (884)      (774)     2,167
      Increase (decrease) in accrued expenses                                                1,896      1,258       (726)
      Decrease in current income taxes payable                                                                      (413)
      (Decrease) increase in deferred income taxes payable                                  (3,478)    (2,835)     1,332
      (Decrease) increase in slot annuities payable                                            (55)      (153)       253
      (Decrease) increase in non-qualified pension plan obligation to CEO upon retirement      (61)       600        755

           Net cash provided by operating activities                                         6,749      8,529     18,268

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment - Las Vegas, Nevada                      (10,892)   (21,432)   (19,752)
  Capital expenditures - Black Hawk, Colorado                                              (28,134)    (9,842)   (17,353)
  Interest capitalized on construction projects                                              4,733      2,679        771
  Increase in short-term investments                                                        (5,258)
  Increase in Black Hawk, Colorado, restricted funds                                       (15,060)       (27)      (100)
  Sale of equipment                                                                            174
  Increase in other assets                                                                  (3,558)      (208)    (6,346)

           Net cash used in investing activities                                           (57,995)   (28,830)   (42,780)

See notes to consolidated financial statements.




RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (In Thousands)
--------------------------------------------------------------------------------------------------------------------


                                                                                      1999       1998        1997
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                               $ 48,764               $ 172,848
  U.S. Treasury bills sold (purchased) to retire $100 million notes                           $ 108,930    (104,329)
  Payments to retire $100 million notes with call premium                                      (104,313)
  Payments on long-term borrowings                                                     (641)       (364)     (5,041)
  Purchase of treasury stock                                                         (2,948)       (167)
  Proceeds from issuance of stock to employees and directors                                                     13
  Net collections, cancellations of employee stock purchase plan, and exercise of
    employee stock options                                                               (8)        (53)        425
                                                                                         --         ---         ---

           Net cash provided by financing activities                                 45,167       4,033      63,916
                                                                                     ------       -----      ------

( DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (6,079)    (16,268)     39,404

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         48,883      65,151      25,747
                                                                                     ------      ------      ------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $ 42,804    $ 48,883    $ 65,151
                                                                                   ========    ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Income taxes paid                                                                                        $ 1,860

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Stock issued to employees for notes receivable                                                              $ 77

  Property acquired with accounts payable, Las Vegas, Nevada                                     $ 984

  Property acquired with accounts payable, Black Hawk, Colorado                    $ 2,566     $ 1,203

  Property acquired with debt, Las Vegas, Nevada                                   $ 1,614

  Property acquired with debt, Black Hawk, Colorado                                  $ 126      $ 687


See notes to consolidated financial statements.


RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - Riviera Holdings Corporation and its wholly owned subsidiary, Riviera Operating Corporation ("ROC") (together, the "Company"), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.

     In August 1995, Riviera Gaming Management, Inc. ("RGM") incorporated in the State of Nevada as a wholly owned subsidiary of ROC for the purpose of obtaining management contracts in Nevada and other jurisdictions.

     Nature of Operations - The primary line of business of the Company is the operation of the Riviera Hotel & Casino (the "Riviera") on the Strip in Las Vegas, Nevada. The Company, through its gaming management subsidiary, also managed the Four Queens Hotel and Casino (owned by Elsinore Corporation) in downtown Las Vegas (see Note 14). RGM is also providing services to Peninsula Gaming Partners LLC with respect to that company's riverboat, Diamond Jo, operating in Dubuque, Iowa. In February of 2000, the Company opened its casino in Black Hawk, Colorado, which is owned through Riviera Black Hawk, Inc.
("RBH"), a wholly owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM, and manages the casino.

     Casino operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, recording casino and other revenues, and granting credit comply, in all material respects, with the applicable regulations.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ROC and RGM, and their related subsidiary entities. All material intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents - All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

     Management determines the appropriate classification of its investment securities at the time of purchase, including the determination as to restricted versus nonrestricted assets, and re-evaluates such determination at each balance sheet date. Held-to-maturity securities are required to be carried at amortized cost. At December 31, 1999 and 1998, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and repurchase agreements, with an amortized cost of $26,891,000 and $35,781,000, respectively, maturing in three months or less.

     Inventories - Inventories consist primarily of food, beverage, gift shop, and promotional inventories, and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Property and Equipment - Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Interest incurred during construction of new facilities or major additions to facilities is capitalized and amortized over the life of the asset. Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets, which range from 5 years for certain gaming equipment to 40 years for buildings. The costs of normal maintenance and repairs are charged to expense as incurred. Gains or losses on disposals are recognized as incurred.

     The Company periodically assesses the recoverability of property, plant, and equipment and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.

     Other Assets - Other assets include bond offering costs and commissions, which are amortized over the life of the debt. Such amortized costs are included in interest expense.

     Restricted Cash and Short-term Investments - Amounts related to the Riviera Black Hawk Casino project in Black Hawk, Colorado, are restricted in use to that project or for the related 13% First Mortgage Notes interest payments.

     Restricted Cash for Periodic Slot Payments - At December 31, 1999 and 1998, the Company had interest-bearing deposits with a commercial bank in the amount of $3,000 and $55,000, respectively, which are restricted as to use. These amounts represent deposits required by the State of Nevada Gaming Control Board to fund periodic slot payments due customers through the year 2000 and are included in other current assets.

     Stock-Based Compensation - The effect of stock options in the income statement is reported in accordance with Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosures-only provision of SFAS No. 123, "Accounting for Stock-Based
Compensation." Accordingly, no compensation cost has been recognized for unissued stock options in the stock option plan (see Note 16).

Fair Value Disclosure as of December 31, 1999 and 1998:

     Cash and Cash Equivalents, Short-term Investments (including restricted), Accounts Receivable, Accounts Payable, and Accrued Expenses - The carrying value of these items is a reasonable estimate of their fair value.

     Long-TermDebt - The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt is approximately $209,061,000 and $158,774,000 in 1999 and 1998, respectively.

Revenue Recognition:

     Casino Revenue - The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins and losses.

     Room Revenue, Food and Beverage Revenue, Entertainment Revenue, and Other Revenue - The Company recognizes room, food and beverage, entertainment revenue, and other revenue at the time that goods or services are provided.

     Promotional Allowances - Promotional allowances consist primarily of accommodations, entertainment, and food and beverage services furnished without charge to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.

     The estimated costs of providing promotional allowances are classified as costs of the casino operating department through interdepartmental allocations. These allocations for the years ended December 31, 1999, 1998, and 1997 are as follows (amounts in thousands):

                                                1999          1998         1997

Food and beverage                               $6,266       $6,271       $5,759
Rooms                                            1,676        1,698        1,442
Entertainment                                    1,312        1,518          903

Total costs allocated to casino                 $9,254       $9,487       $8,104



     Federal Income Taxes - The Company and its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of: (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (ii) operating loss and tax credit carryforwards.

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

     Recently Adopted Accounting Standards - The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company adopted this standard in 1999 and recognized preopening costs of $595,000 that would have otherwise been deferred until the opening of the Riviera Black Hawk Casino in fiscal 2000.

     Recently Issued Accounting Standards - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company will adopt SFAS No. 133 in the year ending December 31, 2001. Management has not finalized its analysis of this SFAS or the impact of this SFAS on the Company or the Company's future consolidated financial statements.
2.    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (in thousands):

                                                             1999          1998

Casino                                                    $ 2,405       $ 3,492
Hotel                                                       4,248         3,211

Total                                                       6,653         6,703
Allowance for bad debts and discounts                      (1,611)       (1,314)

Ending balance                                            $ 5,042       $ 5,389


     Changes in the casino and hotel allowance for bad debts and discounts for the years ended December 31, 1999, 1998, and 1997 consist of the following (in thousands):

                                                 1999          1998        1997

Beginning balance                               $1,314        $ 546       $ 646
Write-offs                                        (872)        (391)       (438)
Recoveries                                         107           81          49
Provision for bad debts                          1,062        1,154         372
Provision for gaming discounts                                  (76)        (83)

Ending balance                                  $1,611       $1,314       $ 546

3.    PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at December 31 (in thousands):

                                                        1999         1998

Prepaid gaming taxes                                   $ 800       $1,209
Prepaid insurance                                        560          431
Other prepaid expenses                                 2,629        2,388

Total                                                 $3,989       $4,028


4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

                                                                   1999            1998

Land and improvements                                            $ 37,701        $ 37,638
Buildings and improvements                                         98,363          80,381
Equipment, furniture, and fixtures                                 85,027          71,238
Construction in progress, primarily in Black Hawk, Colorado        40,931          32,083

Total property and equipment                                      262,022         221,340
Accumulated depreciation                                          (59,363)        (45,718)

Net property and equipment                                       $202,659        $175,622


     In 1999 and 1998, approximately $4,733,000 and $2,679,000, respectively, in interest costs were capitalized on construction projects. Substantially all of the Company's property and equipment is pledged as collateral to secure debt (see Note 8). Repairs and maintenance that do not significantly improve the life of fixed assets are expensed as incurred. Costs for significant improvements that extend the expected life of fixed assets more than one year are capitalized and depreciated over the remaining extended life, using a straight-line method of depreciation.

5.    OTHER ASSETS

Other assets consist of the following at December 31 (in thousands):

                                                            1999          1998

Deposits                                                     $ 292        $ 163
Bond offering costs and commissions, net                     8,716        6,366
Other                                                        1,383        1,731

Total                                                      $10,391       $8,260

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of the following at December 31 (in thousands):

                                                                    1999           1998

Outstanding chip and token liability                               $ 665          $ 495
Casino account deposits                                              108            310
Miscellaneous gaming                                                 875            745

Total liabilities related to gaming activities                     1,648          1,550

Accounts payable to vendors                                        5,394          6,725
Hotel deposits                                                     1,637          1,340
Construction payables                                              2,566          2,187
Other                                                                253             63

Total                                                            $11,498        $11,865


Accrued expenses consist of the following at December 31 (in thousands):

                                                                    1999          1998

Payroll, related payroll taxes, and employee benefits             $ 6,253       $ 5,981
Incentive, retention, and profit-sharing plans                      3,687         2,736
Other                                                               2,009         1,336

Total                                                             $11,949       $10,053


7.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at December 31 (in thousands):

                                                                    1999         1998

Periodic slot payments due to customers through 2000,
pre-funded by restricted cash (see Notes 1 and 5)                    $ -         $ 55
Nonqualified pension plan obligation to the CEO of the
 Company, payable in 20 quarterly installments upon
 expiration of his employment contract, plus accrued interest       5,286        4,878

Total other long-term liabilities                                  $5,286       $4,933

8.    LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

                                                                            1999            1998
10% First Mortgage Notes maturing on August 15, 2004, bearing interest, payable semiannually on February 15 and August 15 of each year, redeemable beginning August 1, 2001 at 105%; 2002 at 102.5%; and 2003 and thereafter at 100%. These notes are collateralized by the land and physical structures comprising the
  Riviera Hotel and Casino                                                $173,579        $173,271

13% First Mortgage Notes maturing on June 3, 2005, bearing
   interest, payable semiannually on November 3 and June 3
  of each year; redeemable beginning May 1, 2002 at 106.5%;
  2003 at 103.25%; and after 2004 at 100%.  These notes are                 45,000
  collateralized by the land and physical structures comprising the
  Riviera Black Hawk Casino

5.6% to 9% Notes collateralized by equipment and vehicles, payable
  monthly, including interest, maturing through October 2004                 3,962             438

Capitalized lease obligations (see Note 10)                                  1,715             473

5.5% Special Improvement District Bonds - issued by the City of
  Black Hawk, Black Hawk, Colorado, interest and principal
  payable monthly over 10 years beginning in 2000                              784             687


Total long-term debt                                                       225,040         174,869
Current maturities by terms of debt                                         (1,274)           (363)

Total                                                                     $223,766        $174,506


Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2000                                                                   $ 1,274
2001                                                                     1,146
2002                                                                     1,248
2003                                                                     1,324
2004                                                                   174,603
Thereafter                                                              45,445
                                                                        ------

Total                                                                 $225,040


     Other (expense) income for the year ended December 31, 1997 includes $850,000 of costs for a canceled secondary offering in the item "other, net."

     In February 1997, the Company entered into a $15.0 million, five-year reducing revolving line of credit (the "Credit Facility"). The Credit Facility bears interest at prime plus 0.5 percent or the London Interbank Offered Rate ("LIBOR") plus 2.9 percent. The Company has not utilized this line of credit. The Credit Facility was modified as a result of the 10% First Mortgage Notes (the "10% Notes"). The modifications included an increase in the ratio of the allowable funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") to 4.75 to one. The Company is not currently meeting this requirement and, therefore, cannot draw down on the Credit Facility at this time. The Credit Facility is callable upon a change in control.

     On August 13, 1997, the Company issued 10% Notes with a principal amount of $175 million dollars. The 10% Notes were issued at a discount in the amount of $2.2 million. The discount is being accreted over the life of the notes on a straight-line basis, which approximates the effective interest method. The 10%
Note Indenture contains certain covenants that limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions and repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) enter into certain mergers and consolidations. At December 31, 1999, the Company believes that it is in compliance with such covenants. A portion of the proceeds from the 10% Notes totaling $4.5 million was paid to a bank to retire certain long-term debt. As described in Note 11, a portion of the proceeds was invested in U.S. Treasury notes to pay the 11% $100 million notes. The Company has registered securities identical to the 10% Notes, under the Securities Act of 1933, as amended. On January 8, 1998, the Company completed an exchange offer for such registered securities for the 10% Notes effective January 1, 1998.

     The 10% Notes are unconditionally guaranteed by all existing and future restricted subsidiaries of the Company, which will not initially include RBH. RBH will become collateral for the 10% Notes if certain consolidated operating ratios are met. As of December 31, 1999, RBH had no operations as defined in the notes to consolidated financial statements. At December 31, 1999, RBH had total assets of approximately $72.8 million, which represent primarily cash and restricted cash and investments, other assets, the cost of the land for the Black Hawk Casino project, and construction in progress. Therefore, the Company has not included separate financial information for the guarantors as of December 31, 1999. The Company intends to disclose such additional information in the future as the subsidiary develops.

     On June 3, 1999, RBH completed a $45 million private placement of 13% First Mortgage Notes. The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. Riviera Holdings Corporation has not guaranteed the $45 million RBH notes, but has agreed to a "Capital Completion Commitment" of up to $10 million and a "Keep Well Agreement" of $5 million per year (or an aggregate limited to $10 million) for the first three years of RBH operations to cover if (i) the $5.85 million interest on such notes is not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million per year. RBH has registered securities identical to the 13% Notes under the Securities Act of 1933, as amended. On January 4, 2000, RBH completed an exchange offer for such registered securities.

     The notes were issued at a cost in the amount of $3.5 million. The deferred financing cost is being amortized over the life of the notes on a straight-lines basis, which approximates the effective interest method.

     The 13% First Mortgage Note Indenture provides that, in certain circumstances, RBH must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, RBH would be unable to pay the principal amount of the 13% Notes without a refinancing.

     The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of RBH and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions and repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens and sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on RBH's operations. At December 31, 1999, RBH believes that it is in compliance with the covenants.

     The Company has credit facilities totaling $1,600,000 for letters of credit issued periodically to foreign vendors for purchases of merchandise. The letters require payment upon presentation of a valid voucher.

     The 5.5% Special Improvement District Bonds were issued by the City of Black Hawk, Colorado, in July 1998 for $2,940,000. The proceeds were used for road improvements and other infrastructure projects benefiting the Riviera Black Hawk Casino and another nearby casino. The projects are expected to be completed in 2000 at an estimated cost of $2,240,000, including interest and reserves. The excess proceeds have been returned to the bondholders by the City of Black Hawk, Colorado. RBH is responsible for 50 percent of the debt payable over 10 years beginning in 2000.

10.   LEASING ACTIVITIES

     The Company leases certain equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at lease inception and are included with property and equipment. Management estimates the fair market value of the property and equipment, subject to the leases, approximates the net present value of the leases.

The following is a schedule by year of the minimum rental payments due under capital leases, as of December 31, 1999 (in thousands).

2000                                                                      $ 698
2001                                                                        595
2002                                                                        595
2003                                                                        595
2004                                                                        439

Total minimum lease payments                                              2,922
Taxes, maintenance, and insurance                                          (240)
Interest portion of payments                                               (967)

Present value of net minimum lease payments                              $1,715

     Rental expense under operating leases for the years ended December 31, 1999, 1998, and 1997 was approximately $329,117, $287,000, and $275,000, respectively. Such leases were year to year in nature.

     In addition, the Company leases retail space (primarily to retail shops and fast food vendors) to third parties under terms of noncancelable operating leases that expire in various years through 2004. Rental income, which is included in other income, for the years ended December 31, 1999, 1998, and 1997, was approximately $1,803,000, $1,615,000, and $1,555,000, respectively.

     At December 31, 1999, the Company had future minimum annual rental income due under noncancelable operating leases as follows (in thousands):

2000                                                          $ 989
2001                                                            849
2002                                                            671
2003                                                            535
2004                                                            383

Total                                                        $3,427
                                                             ======


11.   $100 MILLION NOTES RETIRED BY U.S. TREASURY BILLS

     On August 13, 1997, the Company used part of the proceeds from the 10% Notes to purchase U.S. government securities (the "Securities") at a cost of $109.8 million, which were deposited into an irrevocable trust. These Securities, together with interest that was earned by the Securities, were used to pay the principal, interest from August 13, 1997 to June 1, 1998, and call premium of $4,313,000 due on the 11% $100 million notes on June 1, 1998, which was the earliest date the 11% $100 million notes could be redeemed. Interest earned from the Securities is included in interest income on U.S. Treasury bills held to retire $100 million notes. The interest expenses from the 10% Notes and from the 11% $100 million notes are reported separately on the consolidated statements of income. As a part of the funding for the retirement of these notes, substantially all the covenants (other than payment of principal and interest) were released. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35 percent income tax effect of $1.6 million, resulting in an extraordinary loss of $3.0 million.

12.   FEDERAL INCOME TAXES

     The Company computes deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     The effective income tax rates on income attributable to continuing operations differ from the statutory federal income tax rates for the year ended December 31, 1999, 1998, and 1997 as follows (in thousands):


                                     1999                    1998                    1997

                                    Amount       Rate       Amount        Rate      Amount       Rate

(Provision) benefit for
 income taxes at federal
  statutory rate                     $ (2,565)     (35.0)%    $ (2,164)     (35.0)%   $ 1,189     35.0 %
Benefit from outcome of
  IRS examination                      (1,874)     (25.6)%
Other                                     (22)      (0.2)%         21       0.3 %        120       3.5 %

(Benefit) provision for
  income taxes                       $ (4,461)     (60.8)%    $ (2,143)     (34.7)%  $ 1,309      38.5 %



Comparative analysis of the (benefit) provision for income taxes is as follows:

                                              1999          1998        1997

Current                                     $ (984)        $ 692       $ (23)
Deferred                                    (3,477)       (2,835)      1,332

Total                                      $(4,461)      $(2,143)     $1,309


     The tax effects of the items composing the Company's net deferred tax (asset) liability consist of the following at December 31 (in thousands):

                                                             1999          1998

Deferred tax liabilities:
  Reserve differential for hospitality and gaming activities $ 968       $1,208
  Difference between book and tax-depreciable property       6,174        6,299
  Other                                                        430          928

Total                                                       $7,572       $8,435
                                                            ------       ------

Deferred tax assets:
  Net operating loss carryforward                           $3,064
  Reserves not currently deductible                          1,162       $2,899
  Bad debt reserves                                            564          460
  AMT and other credits                                      3,137        1,953

Total                                                        7,927        5,312

Net deferred tax (asset) liability                          $ (355)      $3,123


     The Company has $2,739,000 of alternative minimum tax ("AMT") credit and $398,000 of general business credit available to offset future income tax liabilities. The AMT credit has no expiration date. The general business credit will not begin to expire until 2009.

13.   COMMITMENTS AND CONTINGENCIES

     The Company is party to several routine lawsuits, both as plaintiff and defendant, arising from the normal operations of a hotel. Management does not believe that the outcome of such litigation, in the aggregate, will have a material, adverse effect on the financial position, results of operations, or cash flows of the Company.

     Allen Paulson Merger/Litigation - In September 1997, the Company entered into an agreement (the "Merger Agreement") with Allen E. Paulson ("Paulson"), whereby a company controlled by Paulson would acquire 100 percent of the Company's stock for $15 per share, plus an interest factor. The stockholders of the Company approved the Merger Agreement on February 8, 1998. As a condition of the Merger Agreement, approximately $5.8 million was placed in escrow for the holders of 1,770,000 Riviera Contingent Value Rights ("CVRs"). The CVRs entitled their holders to share only in the proceeds of the funds in escrow. Excluded from participating in the CVRs were Morgens Waterfall, SunAmerica, Inc. ("SunAmerica"), Keyport Life, and Paulson, and their affiliates and associates, who owned an aggregate 3,355,000 Riviera shares.

     In March 1998, the Company was notified by Paulson that he was terminating the Merger Agreement and filed a lawsuit against the Company.

     The Company entered into a Settlement Agreement, dated as of July 1, 1999 (the "Settlement Agreement"), by and among Paulson, R&E Gaming Corp. ("Gaming"), Riviera Acquisition Sub, Inc. (RAS"), Elsinore Acquisition Sub, Inc. ("EAS"), Carlo Corporation ("Carlo," and collectively with Paulson, Gaming, EAS, and RAS, the "Paulson Plaintiffs"), and the Company, subject to approval by the courts.

     On October 8, 1999, the Federal District Court for the Central District of California approved a bar order as part of a settlement of the lawsuit brought by Paulson against the Company. Pursuant to the terms of the Settlement Agreement, the Company purchased 463,655 shares from Paulson for $7.50 per share. The purchased shares are included in treasury stock at December 31, 1999. Holders of the 1,770,000 CVRs received $2.46 for each CVR, and all related suits between the Paulson Plaintiffs and the Company were dropped.

     Other (expense) income for the year ended December 31, 1999, 1998, and 1997 includes $1,964,000, $1,231,000 and $400,000, respectively, in costs relating to the Paulson merger/litigation. The 1999 amount of $1,964,000 includes $1,159,000 or $2.00 per share in the purchase of the 463,655 shares from Paulson, which was the difference between the $7.50 and the market price of the Company's stock on July 1, 1999.

     Morgens, Waterfall, Vintiadis Litigation - Morgens, Waterfall, Vintiadis & Company, Inc. ("Morgens Waterfall"), a stockholder of the Company, filed a complaint against the Company and its directors seeking indemnification from the Company for costs related to the Paulson litigation. It also seeks other relief and makes other claims stemming from the Settlement Agreement. The Company believes that the claims are without merit and intends to vigorously defend against them.

     Employees and Labor Relations - As of December 31, 1999, the Riviera had approximately 1,900 full-time equivalent employees and had collective bargaining contracts with nine unions covering approximately 1,100 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters, and teamsters. The

Company's agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of the Company's unionized employees, were renegotiated in 1998 and expire in the year 2002. Collective bargaining agreements with the operating engineers, electricians, and musicians expired in 1999, whereas the agreements with the carpenters and painters will expire in 2000. The Company completed contract negotiations with the operating engineers, which extends the contract to 2004. The Company is in negotiations with the Musicians Union and expects to complete negotiations in 2000. A new agreement was negotiated with the Teamsters, which expires in 2003. The Company is also negotiating with the Teamsters Union for a hard count agreement with seven employees. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

     Black Hawk Project - The Company completed the construction of its casino in Black Hawk, Colorado, on a site that was purchased for $15.1 million in August 1997. As of December 31, 1999, the Company had expended approximately $56.7 million on the project. The Company estimated the total cost of the project at $78 million. The casino was opened on February 4, 2000.

     Deposit Account - Pursuant to a deposit account agreement, dated as of June 3, 1999, among Bank of America as deposit bank, Riviera Holdings Corporation and First American Title Insurance Company, Riviera Holdings Corporation has deposited $5.0 million to insure First American against mechanics lien claims against the Black Hawk property. If no mechanics liens are outstanding 30 days after the casino opens, such $5.0 million deposit will be returned to Riviera Holdings Corporation. These amounts are included in cash and cash equivalents, restricted.

     Keep-Well Agreement - RBH and Riviera Holdings Corporation entered a Keep-Well Agreement wherein, if (1) RBH does not have the necessary funds to make a payment of fixed interest on the notes during its first three years of operations or (2) consolidated cash flow is less than $9.0 million in any of the first three years of operations, Riviera Holdings Corporation will be obligated to contribute cash to RBH to make up those amounts (up to a maximum of $5.0 million for any one operating year and $10.0 million in the aggregate).

14.   MANAGEMENT AGREEMENTS

     From August 1996 until February 1997, RGM was operating the Four Queens in downtown Las Vegas under an interim management agreement for a fee of $83,333 per month. A long-term management agreement (the "Four Queens Management
Agreement") with Elsinore Corporation ("Elsinore"), the owner of the Four Queens, went into effect on February 28, 1997, the effective date of the Chapter 11 plan of reorganization of Elsinore. The Company believes that the terms of the Four Queens Management Agreement were no less favorable to the Company than if the Company had negotiated with an independent party. RGM was paid the minimum annual management fee of $1.0 million. In a letter dated September 1, 1999, Elsinore and Four Queens, Inc. terminated the Four Queens Management Agreement December 30, 1999. The Company completed its requirements under the agreement, and the Four Queens Management Agreement was terminated December 30, 1999.

     RBH has entered into a management agreement in principle (the "RBH Management Agreement") with Riviera Gaming Management of Colorado, Inc., (the "Manager") a wholly owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, will manage RBH. The management fee will consist of a revenue fee and a performance fee. The revenue fee will be based on 1 percent of net revenues (gross revenues less complimentaries) and is payable quarterly in arrears. The performance fee will be based on the following percentages of EBITDA, whose components are based on generally accepted accounting principles):
(1) 10 percent  of EBITDA  from $5  million  to $10  million,  (2) 15 percent of

EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee will be based on the preceding quarterly installments subject to year-end adjustment. The management fee began on February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to inter-company service fees.

15.   EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

     The Company has an employment agreement with Mr. Westerman, Chairman of the Board and Chief Executive Officer of the Company. This agreement includes an annual base salary, an incentive bonus based upon the extent of adjusted operating earnings, contributions to a non-qualified pension plan, and contributions to a Profit Sharing and 401(k) Plan. While employed by the Company, contributions to the pension plan are in amounts equal to Mr. Westerman's salary each year, plus interest on accrued amounts of a rate equal to the current effective interest rate of the Company (10.6 percent at December 31, 1999).

     On March 20, 1998, Mr. Westerman exercised a clause in the agreement that requires the Company to establish a trust for the money in his retirement fund, as permitted in his employment agreement, following stockholder approval of a "change in control." The approval by the stockholders of the merger on February 5, 1998 constituted a change of control (see Note 13). The Company has entered into an agreement with Mr. Westerman to permit funding the trust amount at his option.

In addition to Mr. Westerman, four executives have employment contracts with the Company for fixed terms of either two or three years. The Company has an incentive compensation plan, covering employees of the Company who, in the opinion of the Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with the Company, or other employees who also have made a significant contribution to the successful and profitable operation of the Company. The amount of the bonus is based on operating earnings before depreciation, amortization, interest expense, provision for income taxes, extraordinary losses and gains, any provisions or payments made pursuant to the plan, and any provisions or payments made pursuant to the incentive compensation of the Chairman and Chief Executive Officer. During the years ended December 31, 1999, 1998, and 1997, the Company recorded accrued bonuses of $1,871,632, $1,593,475, and $920,000, respectively, based upon the above incentive compensation plan and the incentive compensation plan established for the Chairman of the Board under his employment agreement.

     The Company contributes to multi-employer pension plans under various union agreements to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,637,000, $1,658,000, and $1,604,000 for the years ended December 31, 1999, 1998, and 1997, respectively. These contributions were for approximately 1,400 employees, including food and beverage employees, room department employees, carpenters, engineers, stage hands, electricians, painters, and teamsters. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

     The Company sponsors a Profit Sharing and 401(k) Plan that incurred administrative expenses of approximately $21,851, $36,000, and $44,000 for the years ended 1999, 1998, and 1997, respectively.

     The profit-sharing component of the Profit Sharing and 401(k) Plan provides that the Company will make a contribution equal to one percent of each eligible employee's annual compensation, if a prescribed annual operating earnings target is attained, and an additional one-tenth of one percent thereof for each $200,000 by which operating earnings is exceeded, up to a maximum of three percent thereof. The Company may elect not to contribute to the Profit Sharing and 401(k) Plan if it notifies its employees by the first day of January of the Profit Sharing and 401(k) Plan year. An employee will become vested in the Company's contributions based on the employee's years of service. An employee will receive a year of vesting service for each plan year in which the employee completed 1,000 hours of service. Vesting credit will be allocated in 20 percent increments for each year of service commencing with the attainment of two years of service. An employee will be fully vested following the completion of six years of service.

     The 401(k) component of the Profit Sharing and 401(k) Plan provides that each eligible employee may contribute up to 15 percent of such employee's annual compensation, and that the Company will contribute 1 percent of each employee's annual compensation for each 4 percent of compensation contributed by the employee, up to a maximum of 2 percent. All non-union employees of the Company are eligible to participate in the Profit Sharing and 401(k) Plan after 12 consecutive months of service with the Company.

     As a result of the scheduled opening of several new Las Vegas Strip properties in 1998, 1999, and 2000, an estimated 38,000 jobs must be filled, including 5,000 supervisory positions. Because of the Riviera's performance and reputation, its employees are prime candidates to fill these positions. In the third quarter of 1998, management instituted an employee retention plan (the "Plan"), which covers approximately 90 executive, supervisory, and technical support positions, and includes a combination of employment contracts, stay-put agreements, bonus arrangements, and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $1,000,000 and $287,000 in fiscal 1999 and 1998, respectively. The total cost of the Plan is estimated to be approximately $2.0 million over the period July 1, 1998 through June 30, 2001.

16.   STOCK OPTION PLANS

     At a meeting held on July 27, 1993, the Company's Board of Directors adopted a stock option plan (the "Stock Option Plan") providing for the issuance of both non-qualified and incentive stock options (as defined in the Internal Revenue Code). The Stock Option Plan was ratified by the Company's stockholders at the April 26, 1994 annual meeting. Options vest 25 percent on the date of grant and 25 percent each subsequent year. The term of an option can in no event be exercisable more than 10 years (5 years in the case of an incentive option granted to a stockholder owning more than 10 percent of the Common Stock), or such shorter period, if any, as may be necessary to comply with the requirements of state securities laws, from the date such option is granted. Options are granted at market value on the date of the grant. The number of shares initially available for purchase under the Stock Option Plan as adopted was 120,000 (as adjusted pursuant to antidilution provisions). The stockholders approved a four-for-one stock split, increasing the number of shares of common stock available for purchase under the Stock Option Plan to 480,000. On November 21, 1996, the Company amended the Stock Option Plan, which was approved at the annual meeting held on May 8, 1997, to increase the number of shares available under the Stock Option Plan from 480,000 shares to 1,000,000 shares.

     In connection with the resignation of a board member and an employee, the Company paid approximately $258,000 (included in non-recurring corporate expenses in fiscal 1998) on 54,000 options for the difference between the weighted-average option price of $2.22, compared to the weighted-average market price of $7.00 on the dates of exercise.

     On March 5, 1996, the Board of Directors adopted an employee stock purchase plan (the "Stock Purchase Plan"), which was approved by the stockholders on May 10, 1996. A total of 300,000 shares of common stock (subject to adjustment for capital changes), in the aggregate, may be granted under the Stock Purchase Plan. The Stock Purchase Plan is administered by the compensation committee. The purchase price per share of stock shall be 85 percent of per share market value of the common stock on the purchase date. Employees may require the Company to repurchase the stock prior to fulfillment under certain conditions. Refunds represent the return of payroll deductions to employees for persons exiting the Plan. On May 31, 1996, approximately 560 union and non-union employees participated in the 1996 Stock Purchase Plan. Under the plan, 137,000 shares were issued to employees at $11.26 (85 percent of market price at May 10, 1996) for $160,000 cash and the balance in notes receivable of $1,383,000, which are payable over two years via payroll deductions. During 1997, 25,900 shares were returned through the plan as the result of refunds to the employees. During 1997, 6,200 shares were issued at $11.47 for notes receivable of $71,145. During 1999, 1998, and 1997, 900, 65,100, and 25,900 shares, respectively, of stock were returned to the plan due to employee refunds.

     On May 10, 1996, the stockholders approved a Non-qualified Stock Option Plan for Non-employee Directors (the "Non-qualified Stock Option Plan") and a Stock Compensation Plan for Directors serving on the Compensation Committee (the "Stock Compensation Plan"). The total number of shares available for purchase under each plan is 50,000. Options are granted at market value on the date of the grant. The options vest over five years. As a result of the departure of board members, 6,000 non-vested options were extinguished during 1998.

The activity of the Stock Option Plan and the Non-Qualified Stock Option Plan is as follows:

                                                                Per Share
                                                                 Exercise
Stock Option Plan                                                  Price

Outstanding at January 1, 1997                    $ 470,000   $2.08 to $13.63
Grants                                              300,000       $13.63
Exercised
Canceled

Outstanding at December 31, 1997                    770,000   $2.08 to $13.63
Grants                                               95,000        $7.00
Exercised                                          (284,000)  $2.08 to $2.50
Purchased from option holder by Company             (54,000)  $2.08 to $2.50
Canceled                                             (7,000)      $13.63

Outstanding at December 31, 1998                    520,000   $2.08 to $13.63
Grants                                               99,000   $4.50 to $5.25
Exercised
Canceled

Outstanding at December 31, 1999                    619,000   $2.08 to $13.63

Non-Qualified Stock Option Plan

Outstanding at January 1, 1997                        4,000       $13.25
Grants                                                6,000       $13.50
Exercised
Canceled

Outstanding at December 31, 1997                     10,000  $13.25 to $13.50
Automatic grant to directors                          8,000   $7.50 to $9.00
Exercised
Canceled                                            (10,000)  $9.00 to $13.50

Outstanding at December 31, 1998                      8,000   $7.50 to $13.50
Automatic grant to directors                          6,000   $4.88 to $7.50

Exercised

Outstanding at December 31, 1999                    14,000    $4.88 to $13.50

     No compensation cost has been recognized for unexercised options remaining in the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, the Company's net income and pro forma net income common share and common share equivalent would have been decreased to the pro forma amounts indicated below at December 31 (in thousands, except per share amounts):


                                                                  1999           1998          1997

Net (loss) income - as reported                                $ (2,869)     $ (4,057)      $ 2,088
Net (loss) income - pro forma                                  $ (3,226)     $ (4,548)      $ 2,058
Basic (loss) income per common share - as reported             $ (0.58)       $ (0.81)      $ 0.42
Basic (loss) earnings per common share - pro forma             $ (0.65)       $ (0.90)      $ 0.42
Diluted (loss) earnings per common and common
  share equivalent - as reported                               $ (0.58)       $ (0.81)      $ 0.40
Diluted (loss) earnings per common and common share
  equivalent - pro forma                                       $ (0.65)       $ (0.90)      $ 0.39


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 0 percent for all years; expected volatility of 60 percent, 62 percent, and 72 percent; risk-free interest rates of 5.00 percent, 5.46 percent, and 6.50 percent; and expected lives of five years for all years. The weighted fair value of options granted in 1999, 1998, and 1997 was $4.57, $7.21, and $6.81, respectively.

     Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact, had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

17.   EARNINGS PER SHARE

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the 12 months ended December 31, 1999, 1998, and 1997, were 633,000, 531,000, and 410,000, respectively.

A reconciliation of income and shares for basic and diluted EPS is as follows (amounts in thousands, except per share amounts):

                                                           Year Ended 1999

                                                       Income          Shares        Per Share
                                                     (Numerator)     (Denominator)     Amount

Basic EPS -

  Loss available to common stockholders                   $(2,869)          4,978         $(0.58)
Effect of dilutive securities -
  Options

Diluted EPS -
  Loss available to common stockholders plus
    assumed conversions                                   $(2,869)         4,978          $(0.58)

                                                           Year Ended 1998

                                                       Income          Shares        Per Share
                                                     (Numerator)     (Denominator)     Amount

Basic EPS -

  Loss available to common stockholders                   $(4,057)          5,037         $(0.81)
Effect of dilutive securities -
  Options

Diluted EPS -
  Loss available to common stockholders plus
    assumed conversions                                   $(4,057)         5,037          $(0.81)




                                                             Year Ended 1997

                                                          Income          Shares        Per Share
                                                       (Numerator)     (Denominator)    Amount

Basic EPS -
  Income available to common stockholders                    $ 2,088          4,913         $ 0.42
Effect of dilutive securities -
  Options                                                                      301

Diluted EPS -
  Income available to common stockholders plus
    assumed conversions                                     $ 2,088          5,214          $ 0.40



     In January 1999, the Company purchased 4,800 shares of treasury stock on the open market for approximately $22,000. In addition to the purchase of stock from Paulson as described in Note 13, the Company purchased 81,000 of its shares from SunAmerica at $7.50 per share on October 18, 1999. This transaction reduced SunAmerica's ownership of the Company to under 15 percent. After giving effect to such share repurchases, the Company had 4,523,021 shares of common stock outstanding. The purchases were recorded in treasury stock.

18.   SEGMENT DISCLOSURES

     The Company provides Las Vegas-style gaming, amenities, and entertainment. The Company's four reportable segments are based upon the type of service provided: casino, rooms, food and beverage, and entertainment. The casino segment provides customers with gaming activities primarily through traditional table games and slot machines. The rooms segment provides hotel services. The food and beverage segment provides restaurant and drink services through a variety of themed restaurants and bars. The entertainment segment provides customers with a variety of live Las Vegas-style shows, reviews, and concerts. All other segment activity consists of rent income, retail store income, telephone, and other activity. The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

        (amounts in thousands)                        Food and
1999                            Casino       Rooms     Beverage   Entertainment  All Other      Total

Revenues from external
 customers                       $ 74,086    $ 35,947    $ 18,081    $ 18,346    $ 11,713     $ 158,173
Intersegment revenues                           3,952       7,036       2,648                    13,636
Segment profit (loss)              30,875      14,038        (225)      2,075       8,485        55,247

1998

Revenues from external
 customers                       $ 77,676    $ 35,513    $ 16,818    $ 18,793    $ 11,155     $ 159,955
Intersegment revenues                           4,094       7,122       2,750                    13,966
Segment profit (loss)              32,383      14,654        (721)      1,932       7,847        56,095

1997

Revenues from external
 customers                       $ 71,624    $ 38,190    $ 15,550    $ 17,873    $ 10,556     $ 153,793
Intersegment revenues                           3,622       6,053       3,022                    12,697
Segment profit (loss)              31,004      16,955        (568)        638       7,545        55,574


Reconciliation of segment profit to consolidated net income before taxes and extraordinary item:

                                                   1999           1998          1997


Segment profit                                   $55,247        $56,095       $55,574
Other operating expenses                          44,154         39,716        36,696
Other expense                                     18,423         17,963        15,481

Net (loss) income before (benefit)
 provision for taxes and extraordinary item      $(7,330)       $(1,584)     $ 3,397


     The Company's primary marketing is not aimed toward residents of Las Vegas. Significantly all revenues are derived from patrons visiting the Company from other parts of the United States and other countries. Revenues from a foreign country or region may exceed 10 percent of all reported segment revenues; however, the Company cannot identify such information, based upon the nature of gaming operations.

19.      RELATED PARTY TRANSACTIONS

     Robert R. Barengo, a member of the Board of Directors of the Company, is a director of American Wagering, Inc. ("AWI") and owns 7 percent of the outstanding stock of AWI, which leases approximately 12,000 square feet of the Riviera Hotel & Casino's casino floor. AWI is the operator of the Riviera Hotel & Casino's sport book operations. The lease provides for rental payments based upon the monthly and annual revenues derived by AWI from the location. AWI paid aggregate rent to ROC of approximately $250,000, $212,000, and $234,000 in each of the three years ended December 31, 1999, 1998 and 1997, respectively. The Company believes that the terms of the lease with AWI are at least as favorable to the Company and ROC as could have been obtained from unaffiliated third parties and are at lease as favorable as terms obtained by other casino hotels in Las Vegas.

The Company entered into a letter agreement with Mr. Barengo, a member of the Bar of the State of Nevada, pursuant to which Mr. Barengo has been assisting the Company and its outside counsel in enforcing the Company's rights under the litigation related to the Paulson merger, the Morgens Waterfall litigation and with related matters. Under such letter agreement, Mr. Barengo receives a fee of $10,000 per month for his counseling services. Fees paid under this agreement were $120,000 and $90,000 for the years ended December 31, 1999 and 1998, respectively. Either party may terminate the letter agreement on no less than seven days prior written notice.

     Peninsula Gaming Partners LLC engaged RGM to assist, on an interim basis, with transitional matters relating to the operations of the Diamond Jo gaming riverboat in Dubuque, Iowa. Such services include assisting in the selection of a new chief operating officer to oversee riverboat casino operations and other matters. RGM has earned fees and expenses in the amount of $64,000 for the year ended December 31, 1999. Mr. Westerman serves as a manager on the board of managers of Peninsula Gaming Partners, LLC. The Company believes that the fees are no less favorable than would have been paid in an arms-length transaction.

20.   SUBSEQUENT EVENTS

     On February 8, 2000, the Company completed a tender offer wherein approximately 590,000 shares of stock were purchased for $7.50 per share. The Company used its cash and cash equivalents to purchase the tendered shares.

                                                                ******

(16732)