Form 10-Q
period 2000-03-31
RIVIERA HOLDINGS CORP
filed 2000-05-15
CIK 899647

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                       FORM 10-Q

Mark One

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2000
                               ------------------------------------------
                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  ----------------------

                                 Commission file number  000-21430
                                                        ----------

                    Riviera Holdings Corporation
--------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

Nevada 88-0296885 (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                       89109
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number,
  including area code                                (702) 794-9527
-------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes------No -------



                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes----- No ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of May 12, 2000, there were 3,933,021 shares of Common Stock, $.001 par value per share, outstanding.

                       RIVIERA HOLDINGS CORPORATION

                                 INDEX

                                                                                                               Page

PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                                                                   2

Condensed Consolidated Balance Sheets  at March 31, 2000 (Unaudited)  and
December 31, 1998                                                                                                 3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months  ended March 31, 2000 and 1999                                                                       4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months  ended  March 31, 2000 and 1999                                                                      5

Notes to Condensed Consolidated Financial Statements (Unaudited)                                                  6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                          11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                               16


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                                        17

Signature Page                                                                                                   18

Exhibits                                                                                                         19

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

April 25, 2000
Las Vegas, Nevada


RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2000 and December 31, 1999
(In Thousands, except share amounts)
---------------------------------------------------------------------------------------------------------------
                                                                                  March 31,         December 31,
                                                                                    2000               1999
ASSETS                                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                        $38,554            $42,804
   Cash and cash equivalents - restricted                                             2,761              7,173
   Short term investments                                                             5,277              5,258
   Short term investments - restricted                                                8,054              7,887
   Accounts receivable, net                                                           7,196              5,042
   Inventories                                                                        3,032              3,432
   Prepaid expenses and other assets                                                  3,760              3,989
                                                                            ----------------   ----------------
       Total current assets                                                          68,634             75,585

PROPERTY AND EQUIPMENT, NET                                                         212,734            202,659

OTHER ASSETS, NET                                                                    10,501             10,391

DEFERRED INCOME TAXES                                                                   355                355
                                                                            ----------------   ----------------
TOTAL                                                                              $292,224           $288,990
                                                                            ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                 $2,535             $1,274
   Accounts payable                                                                  12,617             11,498
   Accrued interest                                                                   4,626              7,539
   Accrued expenses                                                                  11,856             11,949
                                                                            ----------------   ----------------
     Total current liabilities                                                       31,634             32,260
                                                                            ----------------   ----------------

OTHER LONG-TERM LIABILITIES                                                           5,600              5,286
                                                                            ----------------   ----------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                              231,021            223,766
                                                                            ----------------   ----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 20,000,000 shares
     authorized; 3,933,021 and 4,523,021 shares at
     March 31, 2000 and December 31, 1999, respectively)                                  4                  5
   Additional paid-in capital                                                        13,487             13,446
   Treasury stock (1,173,755 shares and 583,755 shares at
       March 31, 2000 and December 31, 1999, respectively)                           (7,540)            (3,115)

   Retained earnings                                                                 18,017             17,342
                                                                            ----------------   ----------------
      Total stockholders' equity                                                     23,968             27,678
                                                                            ----------------   ----------------
TOTAL                                                                              $292,224           $288,990
                                                                            ================   ================
See notes to consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
(Unaudited)
(In thousands, except per share  amounts)
----------------------------------------------------------------------------------------------------------------------
                                                                          2000               1999
REVENUES:

  Casino                                                                 $26,309            $18,916
  Rooms                                                                   10,973             10,139
  Food and beverage                                                        7,389              6,356
  Entertainment                                                            6,281              5,612
  Other                                                                    2,605              2,823
                                                                     ----------------  -----------------
            Total revenues                                                53,557             43,846
   Less promotional allowances                                             3,858              3,549
                                                                     ----------------  -----------------
            Net revenues                                                  49,699             40,297
                                                                     ----------------  -----------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:

    Casino                                                                13,389             11,349
    Rooms                                                                  5,627              5,249
    Food and beverage                                                      5,160              4,395
    Entertainment                                                          4,608              4,189
    Other                                                                    723                802
Other operating expenses:
    Selling, general and administrative                                    9,320              7,107
    Preopening expenses-Black Hawk, Colorado  project                      1,221                 14
    Depreciation and amortization                                          4,289              3,333
                                                                    ----------------  -----------------
            Total costs and expenses                                      44,337             36,438
                                                                    ----------------  -----------------
INCOME FROM OPERATIONS                                                     5,362              3,859
                                                                    ----------------  -----------------

OTHER (EXPENSE) INCOME
Interest expense                                                          (6,504)            (4,870)
Interest income                                                              473                353
Interest capitalized                                                         641                961
Other, net                                                                 1,104               (51)
                                                                    ----------------  -----------------
     Total other expense                                                  (4,286)            (3,607)
                                                                    ----------------  -----------------

INCOME BEFORE  PROVISION FOR TAXES                                         1,076                252

PROVISION  FOR INCOME TAXES                                                  401                 86
                                                                    ----------------  -----------------
NET INCOME                                                                  $675               $166
                                                                    ================  =================

EARNINGS PER SHARE DATA:
Earnings per share:
   Basic                                                            $        0.16      $        0.03
                                                                    ----------------  -----------------
   Diluted                                                          $        0.15      $        0.03
                                                                    ----------------  -----------------
Weighted-average common shares outstanding                              4,327,000          5,070,000
                                                                    ----------------  -----------------
Weighted-average common and common equivalent shares                    4,369,000          5,082,000
                                                                    ----------------  -----------------

See notes to condensed consolidated financial statements



RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                               For the Quarter Ended
                                                                                                 March 31,
                                                                                         2000                1999
                                                                                   ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                      $675                $166
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                              4,289               3,333
    Provision for bad debts                                                                       36                 315
    Provision for gaming discounts                                                               194                  21
    Interest expense                                                                           6,504               4,870
    Interest paid                                                                             (8,951)             (8,766)
    Capitalized interest on construction projects                                              (641)               (961)
    Changes in operating assets and liabilities:
      Increase in US Treasury Bills purchased to retire $100 million notes
      Decrease (increase) in accounts receivable                                             (2,384)               (139)
      Decrease (increase) in inventories                                                         400                 341
      Decrease (increase) in prepaid expenses
          and other assets                                                                       229                 559
      Increase (decrease) in accounts payable                                                    480               1,406
      Increase (decrease) in accrued liabilities                                                (494)               (297)
      Increase (decrease) in current income taxes payable                                        401
      Increase (decrease) in deferred income taxes                                                                    86
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                                                 314                 259
                                                                                   ------------------  ------------------
       Net cash  provided by  operating activities                                             1,052               1,193
                                                                                   ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, Las Vegas, Nevada                     (1,543)             (5,227)
      Capital expenditures - Black Hawk, Colorado project                                   (12,677)             (6,338)
      Capitalized interest on construction projects                                              641                 961
      Purchase of short term investments                                                       (185)
      Decrease (increase) Black Hawk, Colorado restricted funds                                4,415                (60)
      Decrease (increase) in other assets                                                        (6)                  75
                                                                                   ------------------  ------------------

       Net cash provided by (used in) investing activities                                   (9,355)            (10,589)
                                                                                   ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                        8,719                 411
      Payments on long-term borrowings                                                          (279)                (71)
      Purchase of treasury stock                                                              (4,425)                (22)
      Increase in Paid-in Capital                                                                 38
                                                                                   ------------------  ------------------
        Net cash  provided by  financing activities                                            4,053                 318
                                                                                   ------------------  ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                        ($4,250)            ($9,078)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               $42,804             $48,883
                                                                                   ------------------  ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $38,554             $39,805
                                                                                   ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
   Income taxes paid-Colorado Income Tax                                                       $100

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:

   Property acquired with debt and accounts payable                                            $716              $3,418
                                                                                ------------------- -------------------

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

In August 1995, Riviera Gaming Management, Inc. ("RGM") incorporated in the State of Nevada as a wholly owned subsidiary of ROC for the purpose of obtaining management contracts in Nevada and other jurisdictions. In March 1997 Riviera Gaming Management of Colorado was incorporated in the State of Colorado, and in August 1997 Riviera Black Hawk, Inc. ("RBH") was incorporated in the State of Colorado for the purpose of developing a casino in Black Hawk, Colorado.

Nature of Operations

The Company owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and in February of 2000, opened its casino in Black Hawk, Colorado ("Riviera Black Hawk"). Riviera Black Hawk is owned through Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM, and manages the casino. RGM provides services to Peninsula Gaming Partners LLC with respect to that company's riverboat, Diamond Jo, operating in Dubuque, Iowa. RGM also managed the Four Queens Hotel and Casino (owned by Elsinore Corporation) in downtown Las Vegas from August 1996 until September 1999 when it received notice of the contract termination, effective December 30, 1999.

Casino operations are subject to extensive regulation in the states of Nevada and Colorado and various state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, recording casino and other revenues, and granting credit comply, in all material respects, with the applicable regulations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary ROC and various indirect wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial information at March 31, 2000, and for the three months ended March 31, 2000 and 1999 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10K.

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

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents.

Recently Issued Accounting Standards

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

2.LONG TERM DEBT

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

During 1999 the Company obtained capital lease financing for $1.2 for 60 months at approximately 8.3% of which used to date for general equipment purchases at Riviera Las Vegas.

During 1999, the Company entered into a $3.5 million equipment financing arrangement for 60 months at approximately 9.1% for general equipment purchases at Riviera Las Vegas.

During the first quarter of 2000, RBH, the Company's 100% owned subsidiary, obtained $9.6 million in capital lease financing for 60 months at approximately 10.5% for Riviera Black Hawk equipment purchases.

3.COMMITMENTS

RBH has constructed a casino in Black Hawk, Colorado on a site which was purchased for $15 million in August 1997. As of March 31, 2000 the Company had made $20.0 million in cash contributions to RBH (excluding capitalized interest) and the casino began operations on February 4, 2000.

Deposit Account - Pursuant to a deposit account agreement, dated as of June 3, 1999, among Bank of America as deposit bank, Riviera Holdings Corporation and First American Title Insurance Company, Riviera Holdings Corporation has deposited $5.0 million to insure First American against mechanics lien claims against the Black Hawk property. If no mechanics liens are outstanding 30 days after the casino opens, and the substantially all construction funds have been disbursed, such $5.0 million deposit will be returned to Riviera Holdings Corporation. These amounts are included in cash and cash equivalents, restricted. The Company believes these restrictions will be removed in August 2000.

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

As a result of the scheduled opening of several new Las Vegas Strip properties in 1999 and 2000, an estimated 38,000 jobs had to be filled, including approximately 5,000 supervisory positions. Because of the Company's performance and reputation, its employees were prime candidates to fill these positions. In the third quarter of 1998 management instituted an employee retention plan ("the Plan") which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $300,000 in 1998, $875,000 in 1999, and $300,000 year to date. The total cost of the Plan is estimated to be approximately $2.3 million over the period July 1, 1998 through June 30, 2001.

4.TENDER OFFER

On February 8, 2000, the Company completed a tender offer wherein 590,000 shares of stock were purchased for $7.50 per share. The Company used its cash and cash equivalents to purchase the tendered shares.

5.SUBSEQUENT EVENTS

On April 20, 2000, William L. Westerman, Chairman and Chief Executive Officer, entered into an agreement to purchase, for his own account in a private transaction, 346,030 shares of the Riviera's outstanding common stock from funds managed by Morgens, Waterfall, Vintiadis & Company, Inc. Two of the Riviera's key executives and a Riviera director also purchased an additional 120,000 shares from Morgens, Waterfall funds. The purchase price was $7.50 per share or an aggregate of $3,495,255. The shares purchased amount to about 12 percent of the Company's outstanding common stock.

6.OTHER EXPENSE

     Other income(expense), net includes an insurance recovery of $1.2 million for litigation costs on the Paulson litigation. Such costs were incurred in 1998 and 1999.

7.SEGMENT DISCLOSURES

The Company provides Las Vegas-style gaming, amenities and entertainment. The Company's four reportable segments are based upon the type of service provided:
Casino, rooms, food and beverage, and entertainment. The casino segment provides customers with gaming activities through traditional table games and slot machines. The rooms segment provides hotel services. The food and beverage segment provides restaurant and drink services through a variety of themed restaurants and bars. The entertainment segment provides customers with a variety of live Las Vegas-style shows, reviews and concerts. All other segment activity consists of rent income, retail store income, telephone and other activity. Intersegment revenues consist of revenues generated through complimentary sales to customers by the casino segment. The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies

The Riviera Black Hawk was in the development stage during the first quarter of 1999 and until February 4, 2000. Accordingly, the results of operations for the fiscal 2000 and fiscal 1999 may not be comparable.

                                                                        Food and      Entertain-
Three Months ended March 31, 2000                Casino      Rooms      Beverage         ment      All Other     Total

Revenues from external customers                   $26,309    $10,189       $5,175         $5,421      $2,605     $49,699
Intersegment revenues                                             784        2,214            860                   3,858
Segment profit                                      12,920      4,562           14            813       1,882      20,192

Three Months ended March 31, 1999

Revenues from external customers                   $18,916     $9,242       $4,425         $4,891      $2,823     $40,297
Intersegment revenues                                             897        1,931            721                   3,549
Segment profit                                       7,567      3,993           30            702       2,021      14,313



Reconciliation of segment profit to consolidated net income before taxes and extraordinary items:

                                                                              Three Months Ended

                                                                          2000           1999
Segment profit                                                          $20,192        $14,313
Other operating expenses                                                 14,830         10,454
Other expense                                                             4,286          3,607

Net income before provision for taxes                                    $1,076           $252
                                                                         =======          ====


     In Las Vegas the Company does not market to residents of Las Vegas. Significantly all revenues are derived from patrons visiting the Company from other parts of the United States and other countries. In Black Hawk, Colorado, the Company markets to residents of the Denver metropolitan area. Revenues from a foreign country or region may exceed 10% of all reported segment revenues; however, the Company cannot identify such information based upon the nature of gaming operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth certain operating information for the Company for the three months ended March 31, 2000 and 1999. Revenues and promotional allowances are shown as a percentage of net revenues. Department costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

The Riviera Black Hawk was in the development stage during the first quarter of 1999 and until February 4, 2000. Accordingly, the results of operations for the fiscal 2000 and fiscal 1999 may not be comparable.

                                                                           Three Months Ended
                                                                               March 31,
            Income Statement Data:                                         2000      1999
                                                                         ---------  --------
            Revenues:
              Casino                                                        52.9%     46.9%
              Rooms                                                         22.1%     25.2%
              Food and beverage                                             14.9%     15.8%
              Entertainment                                                 12.6%     13.9%
              Other                                                          5.2%      7.0%
              Less promotional allowances                                   -7.8%     -8.8%
              Net Revenues                                                 100.0%    100.0%
            Costs and Expenses:
                Casino                                                      50.9%     60.0%
                Rooms                                                       51.3%     51.8%
                Food and beverage                                           69.8%     69.1%
                Entertainment                                               73.4%     74.6%
                Other                                                       27.7%     28.4%
                General and administrative                                  18.8%     17.6%
                Preopening Expenses - Black Hawk, Colorado Project           2.5%      0.0%
                Depreciation and amortization                                8.6%      8.3%
                        Total costs and expenses                            89.2%     90.4%
            Income from operations                                          10.8%      9.6%
            Interest expense                                               -13.1%    -12.1%
            Interest income                                                  1.0%      0.9%
            Interest, capitalized                                            1.3%      2.4%
            Other, net (primarily Paulson litigation and settlement)         2.2%     -0.1%
            Income before provision  for income  taxes                       2.2%      0.6%
            Provision  for income taxes                                      0.8%      0.2%
            Net Income                                                       1.4%      0.4%
            EBITDA (1)  Margin                                              21.9%     17.9%
            Net cash provided by operating activities                        2.8%      3.0%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during the first quarter of 1999 and until February 4, 2000. Accordingly, the results of operations for the fiscal 2000 and fiscal 1999 may not be comparable.

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. EBITDA and Operating income from properties for the purposes of this table excludes corporate expense, including related depreciation, amortization and preopening expense.

                                                                          First Quarter

                                                                     2000              1999
                                                                     ----              ----
Net revenues:
   Riviera Las Vegas                                              $41,712           $40,047
   Riviera Black Hawk                                               7,884                 0
   Riviera Gaming Management                                          103               250
                                                                      ---               ---
       Total Net Revenues                                         $49,699           $40,297

EBITDA:
   Riviera Las Vegas                                               $7,599            $6,956
   Riviera Black Hawk                                               3,176                 0
   Riviera Gaming Management                                           97               250
                                                                       --               ---
       Total EBITDA                                               $10,872             $7,206

EBITDA Margin:
   Riviera Las Vegas                                                18.2%             17.4%
   Riviera Black Hawk                                               40.3%
   Riviera Gaming Management                                        94.2%            100.0%
                                                                    -----            ------
       Total EBITDA                                                 21.9%             17.9%

Operating Income
   Riviera Las Vegas                                               $4,258            $3,623
   Riviera Black Hawk                                               1,007               (14)
   Riviera Gaming Management                                           97               250
                                                                       --               ---
       Total Operating Income                                      $5,362            $3,859


Revenues

Net revenues increased by $9.4 million, or 23.3%, from $40.3 million in the first quarter of 1999 to $49.7 million in the first quarter of 2000. Casino revenues increased by $7.4 million, or 39.1%, from $18.9 million during 1999 to $26.3 million during 2000 due primarily to the opening of Riviera Black Hawk on February 4, 2000. For the first quarter of 2000, RBH contributed $7.6 million in casino revenues of which $7.2 million were slot revenues. Riviera Las Vegas posted record first quarter slot revenue. Slot revenues increased approximately $1.1 million due to the success of the lower denomination slot machines. In addition, a marketing bus program was instrumental in increasing slot play. Las Vegas table games drop was down $2.7 million, or 10.5%, from $25.4 million in the first quarter of 1999 to $22.7 million in the first quarter of 2000. Table games hold percentage was down 3.2% from 17.4% to 14.2% resulting in a decrease in table games win of approximately $1.2 million.

Riviera Las Vegas room revenues increased by approximately $800,000, or 8.2% from $10.1 million in 1999 to $10.9 million in 2000 as the result of an increase of $4.24 in average daily rate from $55.37 in 1999 to $59.61 in 2000. Hotel occupancy decreased .6% from 97.0% in 1999 to 96.4% in 2000.Riviera Black Hawk has no hotel rooms. Convention room revenue increased approximately $350,000 or 8.9% from $3.8 million in 1999 to $4.1 million in 2000. Convention revenues increased due to higher attendance at recurring conventions and to special events booked at the Riviera Convention Center Pavilion.

Food and beverage revenues increased approximately $1.0 million, or 16.2%, from $6.4 million during 1999 to $7.4 million in 1999 due primarily to the opening of Riviera Black Hawk which contributed $700,000 in food and beverage revenues from one restaurant, a snack bar, and the casino bar. In Las Vegas expansion of the convention center banquet facilities provided additional banquet revenues of approximately $200,000.

     Riviera Las Vegas entertainment revenues increased approximately $700,000, or 11.9%, from $5.6 million in 1999 to $6.3 million in 2000, due mainly to increased ticket sales for Splash, which reopened with a new show on December 25, 1999. Splash attendance has increased 23,000 covers, 33.2% over 1999.

Promotional allowances increased approximately $300,000, or 8.7%, from $3.5 million in 1999 to $3.8 million in 2000 due primarily to promotional activity at Riviera Black Hawk which totaled approximately $500,000 for drinks and meals for casino patrons.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments increased approximately $3.5 million, or 13.6%, from $26.0 million for the three months ended March 31, 1999 to $29.5 million for the three months ended March 31, 2000. Riviera Black Hawk produced $3.0 million of the increase in direct costs and expenses.

Casino expenses increased $2.0 million, or 18.0%, of which $2.6 million was provided by Riviera Black Hawk, while in Las Vegas overall table games revenues declined and the related direct costs such as payroll, promotional allowances and taxes decreased $600,000. Casino expenses as a percentage of revenues decreased from 60.0% in 1999 to 50.9% in 2000 due to the Riviera Black Hawk revenue contributions.

Riviera Las Vegas room costs increased approximately $400,000, or 7.2%, from $5.2 million in 1999 to $5.6 million in 2000 due to increased payroll costs for the expanded Convention Center Pavilion and other convention commissions and rebates. Room costs as a percentage of room revenue decreased from 51.8% in 1999 to 51.3% in 2000 due to the increased room revenues.

Food and beverage costs increased approximately $800,000, or 17.4%, from $4.4 million during the 1999 period to $5.2 million for the 2000 period. Further, food and beverage costs as a percentage of revenues increased from 69.1% to 69.8% because of the increased union wage scales, and an increase in personnel to staff the new convention center banquet facilities in Las Vegas. In Riviera Black Hawk, food and beverage costs as a percentage of revenues is 50%.

Riviera Las Vegas entertainment costs increased $400,000, or 10.0%, from $4.2 million during the 1999 period to $4.6 million in the 2000 period. Entertainment expense as a percentage of entertainment revenues increased from 74.6% in 1999 to 73.4% in 2000 as a result of increased Splash revenues.

Other  departmental  expenses  decreased   approximately  $100,000  (9.9%)  from
$800,000 in 1999 to $700,000 in 2000 and remained the same at approximately 28% of other operating revenues.

Other Operating Expenses

Selling, general and administrative expenses increased approximately $2.3 million, or 31.1%, from $7.1 million in 1999 to $9.3 million in 2000. Of the increase Riviera Black Hawk totaled $1.7 million. These expenses increased from 17.6% of total net revenues in 1999 to 18.8% during the 2000 period. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the plan are being accrued as additional payroll costs and included approximately $300,000 in the first quarter of 2000. The total cost of the plan is estimated to be approximately $2.3 million over the period July 1, 1998 through June 30, 2001.

Preopening expense for the Riviera Black Hawk casino totaled $1.2 million for the first quarter of 2000. These costs were comprised many of payroll and related expense for the hiring and training of the five hundred employees to operate the Black Hawk property.

Depreciation and amortization increased by $1.0 million, or 28.7%, from $3.3 million in 1999 to $4.3 million in 2000 due to capital expenditures in Black Hawk for the casino and in Las Vegas for the Convention Center Pavilion, which was completed in February 1999.

Other Income (Expense)

     Interest expense increased $1.6 million, or 33.5%, due to the issuance of the $45 million 13% First Mortgage Notes on the Black Hawk, Colorado, project effective June 1999. Interest income increased $120,000 because of the higher investment balances for the period from the proceeds of the 13% First Mortgage Notes on RBH. Other income(expense), net include an insurance recovery of litigation and settlement costs of $1.2 million in 2000 for the Paulson litigation which was settled in late 1999.

Capitalized  interest  for the  first  quarter  of 2000  was  approximately
$600,000 on the Black Hawk, Colorado project compared to $1.0 million in 1999 (which also included the Riviera Las Vegas Convention Center Pavilion).

Net Income

Net Income increased by approximately $500,000 from approximately $200,000 for the three months ended March 31, 1999 to approximately $700,000 for the three months ended March 31, 2000 due primarily to the increased revenues and other fluctuations discussed above. Provision for income taxes includes the normal 35% provision for federal taxes and 5% for Colorado State Income Tax for the Black Hawk property.

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $100,000 from $1.2 million in 1999 to $1.1 million in 2000 for the reasons described above and net changes in the components of working capital.

EBITDA

EBITDA increased by $3.7 million, or 50.9%, from $7.2 million in 1999 to $10.9 million in 2000 due to the increased revenues contributed by Riviera Black Hawk and Las Vegas. Preopening expenses of $1.2 million are not included in the EBITDA calculation.

Liquidity and Capital Resources

     At March 31, 2000, the Company had cash and short term investments of $54.6 million, including $10.8 million restricted for the Black Hawk project. The Company had working capital of $37.0 million and shareholders equity of $24.0 million. The cash and short term investments decreased $4.2 million during the first three months of 2000 as a result of the $12.7 million in capital expenditures at Riviera Black Hawk, Inc. of which $8.7 million was funded with proceeds from long-term borrowings. The Company also purchased $4.4 million in treasury stock in a tender offer during the first quarter of 2000.

The Company's net cash provided by operating activities was approximately $1.4 million for the three months ended March 31, 2000 compared to $1.2 million in 1999. Management believes that cash flow from operations, combined with the $54.6 million cash and short term investments will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2000 for both the Las Vegas and Black Hawk properties.

Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the $175 million 10% Notes at maturity on August 15, 2004 and may not be sufficient to pay the $45 million 13% Notes at maturity on May 1, 2005. Accordingly, the ability of the Company and its subsidiary to repay the Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company and its subsidiary will be able to refinance the principal amount of the Notes at maturity. The 10% Notes are not redeemable at the option of the Company until August 15, 2001, and thereafter are redeemable at premiums beginning at 105.0% and declining each subsequent year to par in 2003. Riviera Black Hawk, Inc. may redeem 100% of the 13% Notes beginning May 1, 2002, at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

The 10% and 13% Note Indentures provide that, in certain circumstances, the Company and its subsidiary must offer to repurchase the Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiary would be unable to pay the principal amount of the Notes without a refinancing.

The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its unrestricted subsidiary Riviera Black Hawk, Inc. under the 13% Notes Indenture), subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At March 31, 2000, the Company believes that it is in compliance with the covenants.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 90 days or less.

     As of March 31, 2000, we had $233.5 million in borrowings. The borrowings include $175 million in bonds maturing in 2004. Interest under the $175 million bonds is based on a fixed rate of 10%. The borrowings also include $45 million in bonds maturing in 2005 for the Black Hawk, Colorado casino project. Interest under the $45 million bonds is based on a rate of 13% excluding contingent interest. The borrowings also include $.7 million in a special improvement district bond offering with the City of Black Hawk, Colorado. The Company's share of the debt on the SID bonds of $1,120,000 when the project is complete is payable over ten years beginning in January 2000. The Special improvement district bonds bear interest at 5.5%.

During the first quarter 2000, RHB obtained $9.6 million in capital lease financing for 60 months at appoximately 10.5% for equipment purchases.

Interest Rate Sensitivity

Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in                                                                                     Fair Value
Thousands)                  2000     2001      2002      2003      2004    Thereafter   Total   at 3/31/00
     Assets

Short term investments     $13,300                                                     $13,300   $13,300

Average interest rate      5.00%

Long Term Debt Including Current Portion

Equipment loans and
 capital leases Las Vegas $1,204    $1,072     $1,171     $1,254     $949               $5,650    $5,650

Average interest rate         7.7%      8.0%      7.8%      7.8%      8.4%

 10% First Mortgage Note Las Vegas                                $173,579            $173,579  $157,500

Average interest rate                                                10.0%

Equipment loans
Black Hawk, Colorado     $    9     $    10   $    8                                     $  27     $  27

Average interest rate        11.2%     11.2%     11.2%

Capital leases
Black Hawk, Colorado      $ 1,051   $ 1,588   $ 1,766    $ 1,959   $ 2,161     $ 255    $ 8,780    $ 8,780



Average interest rate        10.5%     10.5%     10.5%     10.5%     10.5%       10.5%

Special Improvement District Bonds

 Black Hawk, Colorado      $   60     $  64   $   68      $   71    $   76     $ 445      $ 784     $  784

Average interest rate         5.5%      5.5%      5.5%      5.5%      5.5%        5.5%

 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                                      $  45,000  $ 45,000  $ 48,600

Average interest rate                                                            13.0%

Part II. OTHER INFORMATION

Legal Proceedings

     Morgens, Waterfall, Vintiadis & Company, Inc., v. Riviera Holdings Corporation, William L. Westerman, Robert R. Barengo, Richard L. Barovick and James N. Land, Jr., as Directors of Riviera Holdings Corporation, United States District court for the District of Nevada (CV-S-99-1383-JBR(RLH)) (the "Nevada Action"). The plaintiff in this action ("Morgens, Waterfall") is a shareholder of Riviera Holdings Corporation and a defendant to the California Action. On September 30, 1999, Morgens, Waterfall commenced this action in Nevada state court, where it sought an order enjoining us from obtaining a Settlement Bar Order in the California Action. RHC and the other defendants to the Nevada Action removed the action to the United States District Court for the district of Nevada on October 1, 1999. This removal to federal court divested the state court of jurisdiction to consider Morgens, Waterfall's motion for injunctive relief. Morgens, Waterfall filed a complaint with the court, but it did not serve the complaint on any of the defendants.

On November 1, 1999, Morgens, Waterfall served a notice of motion to remand the Nevada Action from the Nevada federal court back to Nevada state court. RHC and the other defendants opposed the motion, and the motion is presently pending before the federal court.

     On January 31, 2000, Morgens, Waterfall purported to serve an Amended Summons and a First Amended Verified Complaint on RHC with subsequent service on directors. The Amended Complaint asserts four claims for relief. In the first claim for relief, Morgens, Waterfall asserts that there is a dispute as to the meaning of the amended complaint filed by Paulson in the California Action pursuant to the Settlement Agreement. Morgens, Waterfall seeks an affirming injunction requiring RHC to seek clarification from Paulson as to the meaning of this amended complaint. In its second claim for relief, Morgens, Waterfall seeks indemnification from RHC for all damages and costs incurred in the California Action by reason of any misconduct alleged by Paulson against RHC. In its third claim for relief, Morgens, Waterfall claims that RHC and the director defendants breached their fiduciary duties to Morgens, Waterfall when it consummated the Settlement Agreement and secured the settlement Bar Order because it left Morgens, Waterfall unprotected from claims based on RHC's alleged misconduct and, in addition, harmed Morgens, Waterfall because RHC allegedly paid too much for Paulson's stock. Morgens, Waterfall styles its fourth claim for relief as a "derivative claim" and assets it only against the director defendants. Morgens, Waterfall claims that the director defendants violated their fiduciary duties by entering into the Settlement Agreement and securing the Settlement Bar Order. RHC and its directors have filed motions to dismiss this action. These motions are presently pending before the Federal Court. The Company believes all these claims are without merit and intend to vigorously defend against them.

The Company is also a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of our operations.

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

                                         RIVIERA HOLDINGS CORPORATION


                                          By: /s/ William L. Westerman
                                          William L. Westerman
                                          Chairman of the Board and
                                          Chief Executive Officer

                                          By: /s/ Duane Krohn
                                          Duane Krohn
                                          Treasurer and
                                          Chief Financial Officer

                                          Date: May 12, 2000

                                    Riviera Holdings Corporation
                                             Form 10Q

                                                March 31, 2000


Exhibits

  99.1 Verified Complaint of Morgens, Waterfall, Vintiadis & Company, Inc. vs. Riviera Holdings Corporation and Riviera Directors, September 30, 1999.