Form 10-Q
period 2000-06-30
RIVIERA HOLDINGS CORP
filed 2000-08-14
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                       FORM 10-Q

Mark One

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended                   June 30, 2000
                               -----------------------------------------
                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                                             to
                               -------------------------------------------

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

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes--- No ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of July 31, 2000, there were 3,933,021 shares of Common Stock, $.001 par value per share, outstanding.

                RIVIERA HOLDINGS CORPORATION

                        INDEX



PART I.    FINANCIAL INFORMATION                                                                               Page

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                                                                   2

Condensed Consolidated Balance Sheets  at June 30, 2000 (Unaudited)  and
December 31, 1999                                                                                                 3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months and Six Months  ended June 30, 2000 and 1999                                                         4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months and Six Months  ended  June 30, 2000 and 1999                                                        5

Notes to Condensed Consolidated Financial Statements (Unaudited)                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                               11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                               21


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                                                       22

Signature Page                                                                                                   23

Exhibits - None                                                                                                  24

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations and of cash flows for the three months and six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP

July 25, 2000
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and June 30, 2000
(In Thousands, except share amounts)
------------------------------------------------------------------------------------------------
                                                                2000              1999
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $55,158          $42,804
   Cash and cash equivalents - restricted                        6,671            7,173
   Short term investments                                                         5,258
   Short term investments - restricted                                            7,887
   Accounts receivable, net                                      4,506            5,042
   Inventories                                                   2,863            3,432
   Prepaid expenses and other assets                             3,806            3,989
                                                         ---------------------------------------
       Total current assets                                     73,004           75,585

PROPERTY AND EQUIPMENT, NET                                    211,066          202,659

OTHER ASSETS, NET                                                9,427           10,391

DEFERRED INCOME TAXES                                              386              355
                                                         ---------------------------------------

TOTAL                                                         $293,883         $288,990
                                                         =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                            $2,624           $1,274
   Accounts payable                                              9,977           11,498
   Accrued interest                                              7,717            7,539
   Accrued expenses                                             12,962           11,949
                                                         ---------------------------------------
     Total current liabilities                                  33,280           32,260
                                                         ---------------------------------------
OTHER LONG-TERM LIABILITIES                                      5,918            5,286
                                                         ---------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION                         231,308          223,766
                                                         ---------------------------------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 20,000,000 shares
     authorized; 3,933,021 and 4,523,021 shares at
     June 30, 2000 and December 31, 1999, respectively)              4                5
   Additional paid-in capital                                   13,446           13,446
   Treasury stock (1,173,755 and 583,755 shares shares at
       June 30, 2000 and December 31, 1999, respectively)       (7,538)          (3,115)

   Retained earnings                                            17,464           17,342
                                                         ---------------------------------------
      Total stockholders' equity                                23,377           27,678
                                                         ---------------------------------------
TOTAL                                                         $293,883         $288,990
                                                          =======================================
See notes to consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(In thousands, except per share  amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                      Six Months Ended
                                                                  June 30                                 June 30
                                                          2000                1999                 2000                 1999
REVENUES:

  Casino                                                 $29,205            $19,364               $55,514               $38,280
  Rooms                                                   11,580             10,061                22,553                20,200
  Food and beverage                                        8,659              6,680                16,048                13,036
  Entertainment                                            6,282              5,456                12,563                11,068
  Other                                                    2,812              2,958                 5,417                 5,781
                                                           --------------------------------------------------------------------
            Total revenues                                58,538             44,519               112,095                88,365
   Less promotional allowances                             4,521              3,869                 8,379                 7,418
                                                           --------------------------------------------------------------------
            Net revenues                                  54,017             40,650               103,716                80,947
                                                           --------------------------------------------------------------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                16,029             11,346                29,418                22,695
    Rooms                                                  6,229              5,613                11,856                10,862
    Food and beverage                                      5,635              4,565                10,795                 8,960
    Entertainment                                          4,976              4,191                 9,584                 8,380
    Other                                                    861                836                 1,584                 1,638
Other operating expenses:
    General and administrative                            10,365              7,224                19,684                14,345
    Preopening expenses-Black Hawk, Colorado  project                            73                 1,222                    73
    Depreciation and amortization                          4,353              3,521                 8,642                 6,854
                                                           --------------------------------------------------------------------
            Total costs and expenses                      48,448             37,369                92,785                73,807
                                                           --------------------------------------------------------------------
INCOME FROM OPERATIONS                                     5,569              3,281                10,931                 7,140
                                                           --------------------------------------------------------------------

OTHER (EXPENSE) INCOME
Interest expense                                          (7,340)            (5,372)              (13,844)              (10,242)
Interest income                                              660                346                 1,133                   699
Interest capitalized                                                            810                   616                 1,771
Other, net                                                    60               (229)                1,189                  (280)
                                                           --------------------------------------------------------------------
     Total other expense                                  (6,620)            (4,445)              (10,906)               (8,052)
                                                           --------------------------------------------------------------------

INCOME (LOSS)  BEFORE PROVISION (BENEFIT) FOR             (1,051)            (1,164)                   25                  (912)
     INCOME TAXES
BENEFIT FOR INCOME TAXES                                    (498)              (352)                  (97)                 (266)
                                                           --------------------------------------------------------------------
NET  INCOME (LOSS)                                         ($553)             ($812)                 $122                 ($646)
                                                           ====================================================================

EARNINGS PER SHARE DATA:
(Loss) earnings per share
   Basic                                                $   (0.14)         $   (0.16)             $   0.03            $   (0.13)
                                                           --------------------------------------------------------------------
   Diluted                                              $   (0.14)         $   (0.16)             $   0.03            $   (0.13)
                                                           --------------------------------------------------------------------
Weighted-average common shares outstanding                   3,933            5,068                  4,031                5,069
                                                           --------------------------------------------------------------------
Weighted-average common and common equivalent shares         3,933            5,068                  4,081                5,069
                                                           --------------------------------------------------------------------
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months and Six Months Ended June 30, 2000 and 1999
(In Thousands)                                                  Three Months Ended         Six Months Ended
(Unaudited)                                                           June 30,                  June 30,
                                                                2000         1999          2000        1999
                                                           ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(Loss)                                                    ($553)       ($812)         $122        ($646)
  Adjustments to reconcile net income(loss) to net cash
    provided by operating activities:
    Depreciation and amortization                              4,353        3,521         8,642         6,854
    Provision for bad debts                                      (73)         365           158           839
    Interest expense                                           7,340        5,372        13,844        10,242
    Interest paid                                             (3,361)         (25)      (12,312)       (8,791)
    Capitalized interest on construction projects                            (810)         (616)       (1,771)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable               2,762        1,030           378           753
      Decrease (increase) in inventories                         168         (105)          568           236
      Decrease (increase) in prepaid expenses
          and other assets                                       (48)          90           181           649
      Increase (decrease) in accounts payable                 (2,001)          31        (1,521)        1,385
      Increase (decrease) in accrued liabilities                 765         (883)          246        (1,129)
      Increase (decrease) in current income taxes payable       (401)                                    (266)
      Increase (decrease) in deferred income taxes               (31)        (352)          (31)
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                 318           69           632           328
                                                           ------------------------------------------------------
       Net cash  provided by  operating activities             9,241        7,491        10,293         8,683
                                                           ------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment,        (2,079)      (1,417)       (3,622)       (6,644)
      Las Vegas, Nevada

      Capital expenditures - Black Hawk, Colorado project       (751)      (6,486)      (13,428)      (12,824)
      Capitalized Interest on construction projects                           810           616         1,771
      Net Change in short-term investments                     5,443      (15,222)        5,258       (15,222)
      Decrease (increase) Black Hawk, Colorado restricted      3,974      (26,278)        8,389       (26,278)
      funds
      Decrease (increase) in other assets                        516       (2,981)          535        (2,966)
                                                           ------------------------------------------------------
       Net cash provided by (used in) investing activities     7,103      (51,574)       (2,252)      (62,163)
                                                           ------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                          799       45,854         9,518        46,265
      Payments on long-term borrowings                          (501)         (73)         (780)         (143)
      Purchase of treasury stock                                                         (4,425)          (22)
      Increase (decrease) in paid-in capital                     (38)          (7)                         (7)
                                                           ------------------------------------------------------
        Net cash  provided by  financing activities              260       45,774         4,313        46,093
                                                           ------------------------------------------------------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS             16,604        1,691        12,354        (7,387)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               $38,554      $39,805       $42,804       $48,883
                                                           ------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $55,158      $41,496       $55,158       $41,496
                                                           ======================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
   Income taxes paid                                             $40
   Income taxes paid - Colorado Income Tax                                                 $140
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

In August 1995, Riviera Gaming Management, Inc. ("RGM") incorporated in the State of Nevada as a wholly owned subsidiary of ROC for the purpose of obtaining management contracts in Nevada and other jurisdictions. In March 1997 Riviera Gaming Management of Colorado was incorporated in the State of Colorado, and in August 1997 Riviera Black Hawk, Inc. ("RBH") was incorporated in the State of Colorado for the purpose of developing a casino in Black Hawk, Colorado which opened February 4, 2000.

Nature of Operations

The Company owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and in February of 2000, opened its casino in Black Hawk, Colorado ("Riviera Black Hawk"). Riviera Black Hawk is owned through Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM, and manages the casino. RGM provides services to Peninsula Gaming Partners LLC with respect to that Company's riverboat, Diamond Jo, operating in Dubuque, Iowa. RGM has notified Peninsula Gaming that it will end its consulting arrangement effective August 31, 2000. RGM also managed the Four Queens Hotel and Casino (owned by Elsinore Corporation) in downtown Las Vegas from August 1996 until September 1999 when it received notice of the contract termination, effective December 30, 1999.

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

The financial information at June 30, 2000, and for the three months and six months ended June 30, 2000 and 1999 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months and six months ended
June 30, 2000, are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10K.

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowance for receivables. Actual results may differ from estimates.

Cash and cash equivalents and short term investments - restricted

Amounts related to the Riviera Black Hawk casino project in Black Hawk, Colorado are restricted in use to that project or for the related 13% Second Mortgage Notes interest payments. The restrictions were removed in August 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarigies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth fiscal quarter of fiscal 2001. Due to the nature of the

Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's financial statements.

2.       LONG TERM DEBT AND COMMITMENTS

On August 13, 1997, the Company issued 10% Second Mortgage Notes ("the 10% Notes") with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the 10% Notes on a straight-line basis.

On June 3, 1999, Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary, closed a $45 million private placement of 13% Second Mortgage Notes. The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. The Company has not guaranteed the $45 million RBH Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the 3 years of RBH operations beginning with the second quarter of 2000 to cover (i) the $5.85 million interest on such Notes if not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million per year as follows:

----------------------- ----------------------------------- --------------------
    Period                  Dates                                  Amount
----------------------- ----------------------------------- --------------------
Operating Period #1     April 1, 2000 - December 31, 2000      $6.75 Million
----------------------- ----------------------------------- --------------------
Operating Period #2     January 1, 2001 - December 31, 2001    $9.0  Million
----------------------- ----------------------------------- --------------------
Operating Period #3     January 1, 2002 - December 31, 2002    $9.0  Million
----------------------- ----------------------------------- --------------------
Operating Period #4     January 1, 2003 - March 31, 2003       $2.25 Million
----------------------- ----------------------------------- --------------------

In the first quarter of 2000, RBH, the Company's 100% owned subsidiary, obtained $9.6 million in capital lease financing for 60 months at approximately 10.5% for RBH equipment purchases.

As a result of the scheduled opening of several new Las Vegas Strip properties in 1999 and 2000, an estimated 38,000 jobs had to be filled, including approximately 5,000 supervisory positions. Because of the Company's performance and reputation, its employees were prime candidates to fill these positions. In the third quarter of 1998 management instituted an employee retention plan ("the Plan") which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $300,000 in 1998, $875,000 in 1999, and $500,000 year to date. The total cost of the Plan is estimated to be approximately $2.3 million over the period July 1, 1998 through June 30, 2001.

3. LEGAL PROCEEDINGS

Morgens,   Waterfall,   Vintiadis  &  Company,  Inc.  v.  Riviera  Holdings
Corporation, William L. Westerman, Robert R. Barengo, Richard L. Barovick and James N. Land, Jr., as Directors of Riviera Holdings Corporation (RHC), United States District Court for the District of Nevada (CV-S-99-1383-JBR(RLH) (the
Nevada Action). The plaintiff in this action (Morgens, Waterfall), a shareholder of Riviera Holdings Corporation, commenced this action in Nevada state court on September 30, 1999, where it sought an order enjoining the Company from obtaining a Settlement Bar Order in a separate lawsuit pending in the United States District Court for the Central District of California (the

California Action). At the time, both Morgens, Waterfall and the Company were defendants in the California Action. On October 1, 1999, RHC and the other defendants to the Nevada Action removed the Nevada Action to the United States District Court for the District of Nevada . As a result, Morgens, Waterfalls effort to obtain an injunction failed, and the Company settled the California Action.

On November 1, 1999, Morgens, Waterfall moved to remand the Nevada Action from the Nevada federal court back to Nevada state court. The Nevada federal court denied the motion.

On January 31, 2000, Morgens, Waterfall purported to serve an Amended Summons and a Second Amended Verified Complaint on RHC with subsequent service on its directors. RHC and its directors filed motions to dismiss the action. In response, Morgens, Waterfall did not oppose the Companys motion and conceded its claims against the Company. Morgens, Waterfall, however, asked the court for permission to again amend its claims against the director defendants which are based on the allegation that the directors breached their fiduciary duty in settling the California Action. The director defendants have opposed Morgens, Waterfalls request to again amend its complaint.

     The Company is also a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

4.       TENDER OFFER

On February 8, 2000, the Company completed a tender offer wherein 590,000 shares of stock were purchased for $7.50 per share. The Company used its cash and cash equivalents to purchase the tendered shares.

5.       OTHER EXPENSE

Other (expense) income, net includes an insurance recovery of $1.2 million for litigation costs on the Paulson litigation which was received in the first quarter 2000 and an additional $100,000 in the second quarter. Such costs were incurred in 1998 and 1999.

6.  SEGMENT DISCLOSURES

The Company provides Las Vegas-style gaming, amenities and entertainment. The Company's four reportable segments are based upon the type of service provided:
Casino, rooms, food and beverage, and entertainment. The casino segment provides customers with gaming activities through traditional table games and slot machines. The rooms segment provides hotel services. The food and beverage segment provides restaurant and drink services through a variety of themed restaurants and bars. The entertainment segment provides customers with a variety of live Las Vegas-style shows, reviews and concerts. All other segment activity consists of rent income, retail store income, telephone and other activity. Intersegment revenues consist of revenues generated through complimentary sales to customers by the casino segment. The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during the second quarter of 1999 and until February 4, 2000. Accordingly, the results of operations for the fiscal 2000 and fiscal 1999 may not be comparable.

         Three Months ended June 30, 2000                                       Food and     Entertain-
              (In Thousands)                           Casino       Rooms       Beverage        ment      All Other      Total
Revenues from external customers                      $29,205     $10,508         $5,845       $5,647       $2,812      $54,017
Intersegment revenues                                               1,072          2,814          636                     4,522
Segment profit                                         13,176       4,279            210          671        1,951       20,287

         Three Months ended June 30, 1999

Revenues from external customers                      $19,364      $8,923         $4,665       $4,739       $2,958      $40,650
Intersegment revenues                                               1,138          2,015          716                     3,869
Segment profit                                          8,018       3,310            100          548        2,122       14,099

                                                                                Food and     Entertain-
          Six Months ended June 30, 2000               Casino       Rooms       Beverage        ment      All Other      Total

Revenues from external customers                      $55,514     $20,697        $11,020      $11,067       $5,417     $103,716
Intersegment revenues                                               1,856          5,028        1,496                     8,379
Segment profit                                         26,096       8,841            225        1,483        3,833       40,479

          Six Months ended June 30, 1999

Revenues from external customers                      $38,280     $18,165         $9,090       $9,632       $5,781      $80,947
Intersegment revenues                                               2,035          3,946        1,437                     7,418
Segment profit                                         15,585       7,303            130        1,252        4,143       28,412

Reconciliation of segment profit to consolidated net income before taxes and extraordinary items:

                                                                                 (In Thousands)
                                                                    Three Months Ended        Six Months Ended
                                                                    2000         1999         2000         1999
Segment profit                                                     20,287       14,099       40,479       28,412
Other operating expenses                                           14,718       10,818       29,548       21,272
Other expense                                                       6,620        4,445       10,906        8,052
Net income (loss)  before provision for taxes                     ($1,051)     ($1,164)         $25        ($912)
                                                                   ========     ========       ====       ======

Riviera Las Vegas does not market to residents of Las Vegas.Significantly all revenues are derived from patrons visiting the Company from other parts of the United States and other countries. Revenues from a foreign country or region may exceed 10% of all reported segment revenues; however, the Company cannot identify such information based upon the nature of gaming operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables set forth certain operating information for the Company for the three months and six months ended June 30, 2000 and 1999. Revenues and promotional allowances are shown as a percentage of net revenues. Department costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                                               Three Months Ended        Six Months Ended
                                                                                    June 30,                  June 30,
           Income Statement Data:                                              2000        1999          2000        1999
                                                                            -----------------------  -------------------------
           Revenues:
             Casino                                                               54.1%      47.6%          53.5%       47.3%
             Rooms                                                                21.4%      24.8%          21.7%       25.0%
             Food and beverage                                                    16.0%      16.4%          15.5%       16.1%
             Entertainment                                                        11.6%      13.4%          12.1%       13.7%
             Other                                                                 5.2%       7.3%           5.2%        7.1%
             Less promotional allowances                                          -8.4%      -9.5%          -8.1%       -9.2%
             Net Revenues                                                        100.0%     100.0%         100.0%      100.0%
           Costs and Expenses:
               Casino                                                             54.9%      58.6%          53.0%       59.3%
               Rooms                                                              53.8%      55.8%          52.6%       53.8%
               Food and beverage                                                  65.1%      68.3%          67.3%       68.7%
               Entertainment                                                      79.2%      76.8%          76.3%       75.7%
               Other                                                              30.6%      28.3%          29.2%       28.3%
               General and administrative                                         19.2%      17.8%          19.0%       17.7%
               Preopening Expenses - Black Hawk, Colorado Project                  0.0%       0.1%           1.2%        0.1%
               Depreciation and amortization                                       8.1%       8.7%           8.3%        8.5%
                       Total costs and expenses                                   89.7%      91.9%          89.5%       91.2%
           Income from operations                                                 10.3%       8.1%          10.5%        8.8%
           Interest expense, other                                               -13.6%     -13.2%         -13.3%      -12.7%
           Interest income, other                                                  1.2%       0.9%           1.1%        0.9%
           Interest, capitalized                                                   0.0%       2.0%           0.6%        2.2%
           Other, net (primarily Paulson litigation and settlement)                0.2%      -0.6%           1.1%       -0.3%
           Income before provision  for income  taxes                             -1.9%      -2.9%           0.0%       -1.1%
           Provision  for income taxes                                            -0.9%      -0.9%          -0.1%       -0.3%
           Net Income                                                             -1.0%      -2.0%           0.1%       -0.8%
           EBITDA (1)  Margin                                                     18.4%      16.9%          20.1%       17.4%
           Net cash provided by operating activities                              17.1%      18.4%           9.9%       10.7%

     1 EBITDA consists of earnings before interest, income taxes, depreciation, amortization, preopening expenses, and Other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting+A20 principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Companie's definition of EBITDA may not be comparable to other companies' definitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during the second quarter of 1999 and until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2000 and fiscal 1999 results may not be comparable.

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. EBITDA from properties for the purposes of this table excludes corporate expense, including preopening expense and intercompany management fees. Operating income from properties is presented as shown on the Consolidated Statement of Operations.

                                                                  Second Quarter

                     (In Thousands)                           2000              1999
                                                              ----              ----
Net revenues:
   Riviera Las Vegas                                        $44,976           $40,400
   Riviera Black Hawk                                         8,942                 0
   Riviera Gaming Management                                     99               250
                                                                 --               ---
       Total Net Revenues                                   $54,017           $40,650
                                                            =======           =======
EBITDA:

   Riviera Las Vegas                                         $9,433            $6,611
   Riviera Black Hawk                                           530                 0
   Riviera Gaming Management                                    (40)               64
                                                                ----               --
       Total EBITDA                                         $ 9,923            $6,875
                                                             =======           ======
EBITDA Margin:
   Riviera Las Vegas                                           21.0%             16.4%
   Riviera Black Hawk                                           5.9%
   Riviera Gaming Management                                  -40.4%            105.6%
                                                              ------            ------
       Total EBITDA                                            18.4%             16.9%
                                                               =====             =====
Operating Income (Loss)
   Riviera Las Vegas                                          $5,711            $3,090
   Riviera Black Hawk                                           (102)              (59)
   Riviera Gaming Management                                     (40)              250
                                                                 ----              ---
       Total Operating Income                                  $5,569           $3,281
                                                               ======           ======

Revenues

Net revenues increased by $13.4 million, or 32.9%, from $40.7 million in the second quarter of 1999 to $54.0 million in the second quarter of 2000. Casino revenues increased by $9.8 million, or 50.8%, from $19.4 million during 1999 to $29.2 million during 2000 due primarily to the opening of Riviera Black Hawk on February 4, 2000. For the second quarter of 2000, RBH contributed $8.5 million in casino revenues of which $8.0 million were slot revenues. Riviera Las Vegas posted strong second quarter slot revenue of $14.6 million which increased approximately $700,000 from 1999 due to the success of the lower denomination slot machines. In addition, a marketing bus program was instrumental in increasing slot play. Las Vegas table games drop was down $2.1 million, or 8.8%, from $23.4 million in the second quarter of 1999 to $21.3 million in the second quarter of 2000. However, table games hold percentage was up 6.3% from an unusually low 14.2% in 1999 to an unusually high 20.5% with the net result being an increase in table games win of approximately $300,000.

Riviera Las Vegas room revenues increased by approximately $1.5 million, or 15.1% from $10.1 million in 1999 to $11.6 million in 2000 as the result of an increase of $7.80 in average daily rate from $53.93 in 1999 to $61.73 in 2000. Hotel occupancy remained steady at 98.5% in 1999 and 2000. Riviera Black Hawk has no hotel rooms. Convention room revenue increased approximately $1.4 million or 35.7% from $3.8 million in 1999 to $5.2 million in 2000. Convention revenues increased due to higher attendance at recurring conventions and to special events booked at the Riviera Convention Center Pavilion.

Food and beverage revenues increased approximately $2.0 million, or 29.6%, from $6.7 million during 1999 to $8.7 million in 1999 due primarily to the opening of Riviera Black Hawk which contributed $1.3 million in food and beverage revenues from one restaurant, a snack bar, and the casino bar. In Las Vegas expansion of the convention center banquet facilities provided additional banquet revenues of approximately $300,000.

Riviera Las Vegas entertainment revenues increased approximately $800,000, or 15.1%, from $5.5 million in 1999 to $6.3 million in 2000, due mainly to increased ticket sales for Splash, which reopened with a new show on December 25, 1999. Splash attendance has increased 27,300 covers, 35.2% over 1999.

Other revenues decreased approximately $200,000, or 4.9%, from $3.0 million in 1999 to $2.8 million in 2000 due primarily to the decrease in Riviera Gaming Management revenues for consulting services which had been $250,000 in 1999 for the Four Queens in Las Vegas and are $100,000 in 2000 for the Diamond Joe Casino in Dubuque, Iowa.

Promotional allowances increased approximately $700,000, or 16.9%, from $3.9 million in 1999 to $4.6 million in 2000 due primarily to promotional activity at Riviera Black Hawk which totaled approximately $900,000 for drinks and meals for casino patrons. In Las Vegas, promotional allowances decreased approximately $200,000 for rooms, entertainment and food and beverage.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments increased approximately $7.2 million, or 27.0%, from $26.6 million for the three months ended June 30, 1999 to $33.7 million for the three months ended June 30, 2000. Riviera Black Hawk produced $6.0 million of the increase in direct costs and expenses.

Casino expenses increased $4.7 million, or 41.3%, of which $5.4 million was for Riviera Black Hawk. In Las Vegas direct costs such as payroll, promotional allowances and provision for doubtful accounts decreased $700,000. Casino expenses as a percentage of revenues decreased from 58.6% in 1999 to 54.9% in 2000.

Riviera Las Vegas room costs increased approximately $600,000, or 11.0%, from $5.6 million in 1999 to $6.2 million in 2000 due to increased payroll costs for the expanded Convention Center Pavilion and other convention commissions and rebates. Room costs as a percentage of room revenue decreased from 55.8% in 1999 to 53.8% in 2000 due to the increased room revenues.

Food and beverage costs increased approximately $1.1 million, or 23.4%, from $4.5 million during the 1999 period to $5.6 million for the 2000 period. Further, food and beverage costs as a percentage of revenues decreased from 68.3% to 65.1% because of the increased revenues in Las Vegas and the Riviera Black Hawk revenue contributions. In Riviera Black Hawk, food and beverage costs as a percentage of revenues for the quarter was 38%.

Riviera Las Vegas entertainment costs increased $800,000, or 18.7%, from $4.2 million during the 1999 period to $5.0 million in the 2000 period. Entertainment expense as a percentage of entertainment revenues increased from 76.8% in 1999 to 79.2% in 2000 because the casino is utilizing fewer promotional allowances for entertainment.

Other departmental expenses remained the same at approximately $800,000 in 1999 and 2000 but expenses as a percentage of other revenues increased from 28.3% in 1999 to 30.6% in 2000 due to the decrease in other operating revenues.

Other Operating Expenses

General and administrative expenses increased approximately $3.1 million, or 43.2%, from $7.2 million in 1999 to $10.3 million in 2000. Of the increase Riviera Black Hawk totaled $2.5 million. These expenses increased from 17.8% of total net revenues in 1999 to 19.2% during the 2000 period. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions in Las Vegas and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the plan are being accrued as additional payroll costs and included approximately $200,000 in the second quarter of 2000. The total cost of the plan is estimated to be approximately $2.3 million over the period July 1, 1998 through June 30, 2001. The increased EBITDA in Las Vegas has resulted in an increase to the incentive plan of approximately $200,000. Group health insurance costs for non-union personnel have increased approximately $300,000. Additionally, Riviera Gaming Management wrote off approximately $123,000 for an investment in the Erie, Pennsylvania Race Track project. Although, Riviera Gaming Management did not withdraw application for a race track license in Pennsylvania, lobbying efforts have been cancelled and an option on real estate in Pennsylania has been allowed to expire.

Depreciation and amortization increased by $800,000, or 23.6%, from $3.5 million in 1999 to $4.3 million in 2000 due to the capital expenditures for the Black Hawk, Colorado project.

Other Income (Expense)

Interest expense increased $2.0 million , or 36.6%, due to the issuance of the $45 million 13% First Mortage Notes on the Black Hawk, Colorado, project effective June 1999. In Black Hawk, there is additional interest expense related to the $9.6 million equipment financing and in Las Vegas, additional interest expense related to the equipment financing for the convention center expansion. Interest income increased $300,000 because of the higher investment balances for the period from the proceeds of the 13% First Mortgage Notes on RBH. Other expenses, net include an insurance recovery of litigation and settlement costs of approximately $100,000 in 2000 for the Paulson litigation which was settled in late 1999.

There was no capitalized interest for the second quarter of 2000 while in 1999 there was approximately $800,000 on the Black Hawk, Colorado project.

Net (Loss) Income

Net loss for the quarter decreased by $300,000 from a loss of approximately $800,000 for the quarter ended June 30, 1999 to approximately $500,000 for the quarter ended June 30, 2000 due to the increased revenues and other fluctuations discussed above. Provision for income taxes includes the normal 35% provision for federal taxes and 5% for Colorado State Income Tax for the Black Hawk property.

EBITDA

EBITDA , as defined, increased by $3.1 million, or 44.6%, from $6.9 million in 1999 to $10.0 million in 2000 due to the increased revenues contributed by Riviera Black Hawk and Las Vegas

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during 1999 and until February 4, 2000. Accordingly, the results of operations for the fiscal 2000 and fiscal 1999 results may not be comparable.

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. EBITDA from properties for the purposes of this table excludes corporate expense, preopening expense and intercompany management fees. Operating income from properties is presented as shown on the Consolidated Statement of Operations.

                                                         Six Months Ended
                                                             June 30,
                                                           (In thousands)
                                                       2000              1999
                                                       ----              ----
Net revenues:
   Riviera Las Vegas                                 $86,688           $80,447
   Riviera Black Hawk                                 16,826                 0
   Riviera Gaming Management                             202               500
                                                         ---               ---
       Total Net Revenues                           $103,716           $80,947
                                                    ========           =======
EBITDA:

   Riviera Las Vegas                                 $17,032           $13,567
   Riviera Black Hawk                                  3,706                 0
   Riviera Gaming Management                              57               500
                                                          --               ---
       Total EBITDA                                  $20,795           $14,067
                                                     =======           =======

 EBITDA Margin:
   Riviera Las Vegas                                   19.6%             16.9%
   Riviera Black Hawk                                  22.0%
   Riviera Gaming Management                           28.2%            100.0%
                                                       -----            ------
       Total EBITDA                                    20.0%             17.4%

Operating Income (loss)
   Riviera Las Vegas                                  $9,968            $6,713
   Riviera Black Hawk                                    905               (73)
   Riviera Gaming Management                              57               500
                                                          --               ---
       Total Operating Income                        $10,930            $7,140
                                                     =======            ======


Revenues

Net revenues increased by $22.8 million, or 28.1%, from $80.9 million in 1999 to $103.7 million in 2000. Casino revenues increased by $17.2 million, or 45.0%, from $38.3 million during 1999 to $55.5 million during 2000 due primarily to the opening of Riviera Black Hawk on February 4, 2000. For the period February 4 - June 30, 2000, RBH contributed $16.8 million in casino revenues of which $15.3 million were slot revenues. Additionally, Riviera Las Vegas posted strong slot revenue of $28.5 million which increased approximately $1.8 million due to the success of the lower denomination slot machines. In addition, a marketing bus program was instrumental in increasing slot play. Las Vegas table games drop was down $4.7 million, or 9.7%, from $48.7 million in 1999 to $44.0 million in 2000 but table games hold percentage was up 1.3% from 15.9% to 17.2% . The net result was a decrease in table games win of approximately $200,000.

Riviera Las Vegas room revenues increased by approximately $2.4 million, or 11.6% from $20.2 million in 1999 to $22.6 million in 2000 as the result of an increase of $6.05 in average daily rate from $54.64 in 1999 to $60.69 in 2000. Hotel occupancy decreased .4% from 97.8% in 1999 to 97.4% in 2000. Riviera Black Hawk has no hotel rooms. Convention room revenue increased approximately $1.7 million or 22.3% from $7.6 million in 1999 to $9.3 million in 2000. Convention revenues increased due to higher attendance at recurring conventions and to special events booked at the Riviera Convention Center Pavilion.

Food and beverage revenues increased approximately $3.0 million, or 23.1%, from $13.0 million during 1999 to $16.0 million in 2000 due primarily to the opening of Riviera Black Hawk which contributed $2.0 million in food and beverage revenues from one restaurant, a snack bar, and the casino bar. In Las Vegas expansion of the convention center banquet facilities provided additional banquet revenues of approximately $500,000.

Riviera Las Vegas entertainment revenues increased approximately $1.5 million, or 13.5%, from $11.1 million in 1999 to $12.6 million in 2000, due mainly to increased ticket sales for Splash, which reopened with a new show on December 25, 1999. Splash attendance has increased 51,000 covers, 34.3% over 1999.

Other revenues decreased approximately $400,000, or 6.3%, from $5.8 million in 1999 to $5.4 million in 2000 due primarily to the decrease in Riviera Gaming Management revenues for consulting services which had been $500,000 in 1999 for the Four Queens, Las Vegas project and are $200,000 for the Dubuque, Iowa, Diamond Jo project.

Promotional allowances increased approximately $1.0 million, or 13.0%, from $7.4 million in 1999 to $8.4 million in 2000 due primarily to promotional activity at Riviera Black Hawk which totaled approximately $1.4 million for drinks and meals for casino patrons. In Las Vegas, promotional allowances for rooms, entertainment and food and beverage were down approximately $400,000.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments increased approximately $10.7 million, or 20.4%, from $52.5 million for the six months ended June 30, 1999 to $63.2 million for the six months ended June 30, 2000. Riviera Black Hawk produced $8.9 million of the increase in direct costs and expenses.

Casino expenses increased $6.7 million, or 29.6%, of which $8.1 million was provided by Riviera Black Hawk, while in Las Vegas direct costs such as payroll, promotional allowances and provision for doubtful accounts decreased $1.4 million. Casino expenses as a percentage of revenues decreased from 59.3% in 1999 to 53.0% in 2000.

Riviera Las Vegas room costs increased approximately $1.0 million, or 9.1%, from $10.9 million in 1999 to $11.9 million in 2000 due to increased payroll costs for the expanded Convention Center Pavilion and other convention commissions and rebates. Room costs as a percentage of room revenue decreased from 53.8% in 1999 to 52.6% in 2000 due to the increased room revenues.

Food and beverage costs increased approximately $1.8 million, or 20.5%, from $9.0 million during the 1999 period to $10.8 million for 2000. Further, food and beverage costs as a percentage of revenues decreased from 68.7% to 67.3% because of the increased revenues which offset the increase in personnel to staff the new convention center banquet facilities in Las Vegas. In Riviera Black Hawk, food and beverage costs as a percentage of revenues is 42%.

Riviera Las Vegas entertainment costs increased $1.2 million, or 14.4%, from $8.4 million during the 1999 period to $9.6 million in the 2000 period. Entertainment expense as a percentage of entertainment revenues increased from 75.7% in 1999 to 76.3% in 2000 because the casino is utilizing fewer promotional allowances for entertainment.

Other departmental expenses remained the same at approximately $1.6 million but costs as a percentage of revenues increased slightly from 28.3% in 1999 to 29.2% in 2000 due to the decrease in other revenues.

Other Operating Expenses

Selling, general and administrative expenses increased approximately $5.3 million, or 37.2%, from $14.3 million in 1999 to $19.6 million in 2000. Of the increase Riviera Black Hawk totaled $4.2 million. These expenses increased from 17.7% of total net revenues in 1999 to 19.0% during the 2000 period. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions in Las Vegas and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the plan are being accrued as additional payroll costs and totaled approximately $500,000 in 2000. The total cost of the plan is estimated to be approximately $2.3 million over the period July 1, 1998 through June 30, 2001.

Preopening expense for the Riviera Black Hawk casino totaled $1.2 million for 2000. These costs were comprised many of payroll and related expense for the hiring and training of the five hundred employees to operate the Black Hawk property.

Depreciation and amortization increased by $1.8 million, or 26.1%, from $6.9 million in 1999 to $8.7 million in 2000 due to capital expenditures in Black Hawk for the casino and in Las Vegas for the Convention Center Pavilion, which was completed in February 1999.

Other Income (Expense)

Interest expense increased $3.6 million, or 35.2%, due to the issuance of the $45 million 13% First Mortgage Notes on the Black Hawk, Colorado, project effective June 1999. Interest income increased $400,000 because of the higher investment balances for the period from the proceeds of the 13% First Mortgage Notes on RBH. Other expenses, net include an insurance recovery of litigation and settlement costs of $1.3 million in 2000 for the Paulson litigation which was settled in late 1999.

Capitalized interest for 2000 was approximately $600,000 on the Black Hawk, Colorado project compared to $1.8 million in 1999 (which also included the Riviera Las Vegas Convention Center Pavilion).

Net Income (Loss)

Net Income increased by approximately $700,000 from a loss of approximately $600,000 for the six months ended June 30, 1999 to net income of approximately $100,000 for the six months ended June 30, 2000 due primarily to the increased revenues and other fluctuations discussed above. Provision for income taxes includes the normal 35% provision for federal taxes and 5% for Colorado State Income Tax for the Black Hawk property.

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $1.4 million from $8.7 million in 1999 to $10.3 million in 2000 for the reasons described above and net changes in the components of working capital.

EBITDA

EBITDA, as defined, increased by $6.7 million, or 47.8%, from $14.1 million in 1999 to $20.8 million in 2000 due to the increased revenues contributed by Riviera Black Hawk and Las Vegas. Preopening expenses of $1.2 million are not included in the EBITDA calculation.

Liquidity and Capital Resources

At June 30, 2000, the Company had cash and cash equivalents of $61.8 million, including $6.7 million restricted for the Black Hawk project. The Company had working capital of $40.0 million and shareholders equity of $23.4 million. The cash and cash equivalents increased $12.4 million during the six months of 2000 as a result of the $10.3 million provided by operations, reduced by $13.4 million in capital expenditures at Riviera Black Hawk, Inc. of which $9.6 million was funded with proceeds from long-term borrowings and an additional $3.6 million in capital expenditures in Las Vegas. The Company also purchased $4.4 million in treasury stock in a tender offer during 2000.

The Company's net cash provided by operating activities was approximately $10.3 million for the six months ended June 30, 2000 compared to $8.7 million in 1999. Management believes that cash flow from operations, combined with the $61.8 million cash and cash equivalents will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2000 for both the Las Vegas and Black Hawk properties.

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

The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its unrestricted subsidiary Riviera Black Hawk, Inc. under the 13% Notes Indenture), subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At June 30, 2000, the Company believes that it is in compliance with the covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET MIX.

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 30 days or less.

As of June 30, 2000, we had $233.0 million in borrowings. The borrowings include $175 million in notes maturing in 2004, $45 million notes maturing in 2006 and capital leases maturing at various dates through 2005. Interest under the $175 million notes is based on a fixed rate of 10%. Interest on the $45 million notes is 13% with contingent interest if certain operating results are achieved. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $.7 million in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over ten years beginning in 2000. The special improvement district bonds bear interest at 5.5%. Other borrowings relate to leases.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

 (Amounts in                                                                                                              Fair Value
  Thousands)                  2000         2001          2002         2003          2004       Thereafter       Total     at 6/30/00
     Assets

   Short term investments                                                                                       $  -         $  -

   Average interest rate

  Long Term Debt Including Current Portion

   Equipment loans and
   capital leases Las Vegas  $ 560       $ 1,072      $ 1,171      $ 1,254        $   949                     $  5,006      $  5,006

  Average interest rate       7.7%          8.0%         7.8%         7.8%           8.4%


  10% First Mortgage Note Las Vegas                                             $ 173,732                    $ 173,732      $159,250

   Average interest rate                                                            10.0%

    Equipment loans
    Black Hawk, Colorado    $   5        $   10        $   8                                                   $   23        $   23

    Average interest rate    11.2%         11.2%        11.2%

   Capital leases
   Black Hawk, Colorado    $ 1,269       $ 1,600      $ 1,777      $ 1,973       $  2,191        $  656        $  9466        $ 9466

   Average interest rate      10.8%         10.8%        10.8%        10.8%          10.8%         10.8%

   Special Improvement District Bonds
   Black Hawk, Colorado      $   -        $   64       $   68       $   71        $    76        $  426        $   705        $  705

   Average interest rate      5.5%          5.5%         5.5%         5.5%           5.5%          5.5%

   13% First Mortgage Note
    Black Hawk, Colorado
    casino project                                                                             $ 45,000       $ 45,000      $ 47,700

   Average interest rate                                                                          13.0%


Part II.  OTHER INFORMATION

Legal Proceedings

Morgens,   Waterfall,   Vintiadis  &  Company,  Inc.  v.  Riviera  Holdings
Corporation, William L. Westerman, Robert R. Barengo, Richard L. Barovick and James N. Land, Jr., as Directors of Riviera Holdings Corporation (RHC), United States District Court for the District of Nevada (CV-S-99-1383-JBR(RLH) (the
Nevada Action). The plaintiff in this action (Morgens, Waterfall), a shareholder of Riviera Holdings Corporation, commenced this action in Nevada state court on September 30, 1999, where it sought an order enjoining the Company from obtaining a Settlement Bar Order in a separate lawsuit pending in the United States District Court for the Central District of California (the California Action). At the time, both Morgens, Waterfall and the Company were defendants in the California Action. On October 1, 1999, RHC and the other defendants to the Nevada Action removed the Nevada Action to the United States District Court for the District of Nevada . As a result, Morgens, Waterfalls effort to obtain an injunction failed, and the Company settled the California Action.

On November 1, 1999, Morgens, Waterfall moved to remand the Nevada Action from the Nevada federal court back to Nevada state court. The Nevada federal court denied the motion.

On January 31, 2000, Morgens, Waterfall purported to serve an Amended Summons and a Second Amended Verified Complaint on RHC with subsequent service on its directors. RHC and its directors filed motions to dismiss the action. In response, Morgens, Waterfall did not oppose the Companys motion and conceded its claims against the Company. Morgens, Waterfall, however, asked the court for permission to again amend its claims against the director defendants which are based on the allegation that the directors breached their fiduciary duty in settling the California Action. The director defendants have opposed Morgens, Waterfalls request to again amend its complaint.

The Company is also a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

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

                                                 RIVIERA HOLDINGS CORPORATION


                                                 By:/s/ William L. Westerman
                                                 William L. Westerman
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                                 By:/s/ Duane Krohn
                                                 Duane Krohn
                                                 Treasurer and
                                                 Chief Financial Officer

                                                 Date: August 10, 2000

                                    Riviera Holdings Corporation
                                             Form 10Q

                                                June 30, 2000


Exhibits

  None