Form 10-Q/A
period 2000-06-30
RIVIERA HOLDINGS CORP
filed 2000-10-17
CIK 899647

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

    Period                  Dates                                  Amount

Operating Period #1     April 1, 2000 - December 31, 2000      $6.75 Million
Operating Period #2     January 1, 2001 - December 31, 2001    $9.0  Million
Operating Period #3     January 1, 2002 - December 31, 2002    $9.0  Million
Operating Period #4     January 1, 2003 - March 31, 2003       $2.25 Million

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

Other Operating Expenses

General and administrative expenses increased approximately $3.1 million, or 43.2%, from $7.2 million in 1999 to $10.3 million in 2000. Of the increase Riviera Black Hawk totaled $2.5 million. These expenses increased from 17.8% of total net revenues in 1999 to 19.2% during the 2000 period. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions in Las Vegas and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the plan are being accrued as additional payroll costs and included approximately $200,000 in the second quarter of 2000. The total cost of the plan is estimated to be approximately $2.3 million over the period July 1, 1998 through June 30, 2001. The increased EBITDA in Las Vegas has resulted in an increase to the incentive plan of approximately $200,000. Group health insurance costs for non-union personnel have increased approximately $300,000. Additionally, Riviera Gaming Management wrote off approximately $123,000 for an investment in the Erie, Pennsylvania Race Track project. Although, Riviera Gaming Management did not withdraw application for a race track license in Pennsylvania, lobbying efforts have been cancelled and an option on real estate in Pennsylvania has been allowed to expire.

Depreciation and amortization increased by $800,000, or 23.6%, from $3.5 million in 1999 to $4.3 million in 2000 due to the capital expenditures for the Black Hawk, Colorado project.

Other Income (Expense)

Interest expense increased $2.0 million , or 36.6%, due to the issuance of the $45 million 13% First Mortgage Notes on the Black Hawk, Colorado, project effective June 1999. In Black Hawk, there is additional interest expense related to the $9.6 million equipment financing and in Las Vegas, additional interest expense related to the equipment financing for the convention center expansion. Interest income increased $300,000 because of the higher investment balances for the period from the proceeds of the 13% First Mortgage Notes on RBH. Other expenses, net include an insurance recovery of litigation and settlement costs of approximately $100,000 in 2000 for the Paulson litigation which was settled in late 1999.

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