Form 10-Q
period 2000-09-30
RIVIERA HOLDINGS CORP
filed 2000-11-14
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q
Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2000
                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from     -----------  to   ------------

                 Commission file number  000-21430

                Riviera Holdings Corporation
                (Exact name of Registrant as specified in its charter)

          Nevada                                           88-0296885
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada              89109
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
  including area code                                (702) 794-9527

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes---- No----

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes---- No----

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of November 2, 2000, there were 3,768,022 shares of Common Stock, $.001 par value per share, outstanding.


                     RIVIERA HOLDINGS CORPORATION
                               INDEX

                                                                                               Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
Independent Accountants' Report                                                                  2

Condensed Consolidated Balance Sheets at September 30, 2000 (Unaudited) and

December 31, 1999                                                                                3
Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months and Nine Months ended September 30, 2000 and 1999                                   4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Three Months and Nine Months ended September 30, 2000 and 1999                                   5

Notes to Condensed Consolidated Financial Statements (Unaudited)                                 6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             21


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      22

Signature Page                                                                                  23

Exhibits - None                                                                                 24

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations and of cash flows for the three months and nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP

October 24, 2000
Las Vegas, Nevada


RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and September 30, 2000
(In Thousands, except share amounts)
-----------------------------------------------------------------------------------------------------
                                                                       2000               1999
ASSETS                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                              $56,440            $42,804
   Cash and cash equivalents - restricted                                                      7,173
   Short term investments                                                                      5,258
   Short term investments - restricted                                                         7,887
   Accounts receivable, net                                                 5,773              5,042
   Inventories                                                              2,855              3,432
   Prepaid expenses and other assets                                        4,072              3,989
                                                                 -----------------  -----------------
       Total current assets                                                69,140             75,585

PROPERTY AND EQUIPMENT, NET                                               208,626            202,659
OTHER ASSETS, NET                                                           8,769             10,391
DEFERRED INCOME TAXES                                                       1,875                355
                                                                 -----------------  -----------------
TOTAL                                                                    $288,410           $288,990
                                                                 =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                       $2,689             $1,274
   Accounts payable                                                         8,706             11,498
   Accrued interest                                                         4,860              7,539
   Accrued expenses                                                        15,379             11,949
                                                                 -----------------  -----------------
     Total current liabilities                                             31,634             32,260
                                                                 -----------------  -----------------
OTHER LONG-TERM LIABILITIES                                                 6,217              5,286
                                                                 -----------------  -----------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                    230,404            223,766
                                                                 -----------------  -----------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 20,000,000 shares
     authorized; 3,818,021 and 4,523,021  shares at
     September 30, 2000 and December 31, 1999, respectively)                    4                  5
   Additional paid-in capital                                              13,447             13,446
   Treasury stock (1,288,755 and 583,755 shares  at
       September 30, 2000 and December 31, 1999,  respectively)            (8,402)            (3,115)
   Retained earnings                                                       15,106             17,342
                                                                 -----------------  -----------------
      Total stockholders' equity                                           20,155             27,678
                                                                 -----------------  -----------------
TOTAL                                                                    $288,410           $288,990
                                                                 =================  =================
See notes to consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands, except per share  amounts)
-------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                     September 30,
                                                                   2000            1999           2000            1999
REVENUES:

  Casino                                                          $28,859        $18,654         $84,373         $56,934
  Rooms                                                             9,861          8,726          32,414          28,926
  Food and beverage                                                 7,630          6,253          23,678          19,289
  Entertainment                                                     6,008          5,561          18,571          16,629
  Other                                                             2,572          2,777           7,989           8,558
                                                          ---------------------------------------------------------------
            Total revenues                                         54,930         41,971         167,025         130,336
   Less promotional allowances                                      3,573          3,067          11,952          10,485
                                                          ---------------------------------------------------------------
            Net revenues                                           51,357         38,904         155,073         119,851
                                                          ---------------------------------------------------------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:

    Casino                                                         16,789         10,523          46,207          33,218
    Rooms                                                           5,769          5,473          17,625          16,335
    Food and beverage                                               5,398          4,761          16,192          13,721
    Entertainment                                                   4,731          4,353          14,316          12,733
    Other                                                             832            863           2,416           2,501
Other operating expenses:
    General and administrative                                     10,806          7,897          30,490          22,242
    Preopening expenses-Black Hawk, Colorado  project                                 46           1,222             119
    Depreciation and amortization                                   4,601          3,550          13,243          10,404
                                                          ---------------------------------------------------------------
            Total costs and expenses                               48,926         37,466         141,711         111,273
                                                          ---------------------------------------------------------------
INCOME FROM OPERATIONS                                              2,431          1,438          13,362           8,578
                                                          ---------------------------------------------------------------

OTHER (EXPENSE) INCOME
Interest expense                                                  (6,919)        (6,546)         (20,764)        (16,788)
Interest income                                                       787            899           1,921           1,598
Interest capitalized                                                               1,261             616           3,032
Other, net                                                           (40)        (1,524)           1,150         (1,804)
                                                          ---------------------------------------------------------------
     Total other expense                                          (6,172)        (5,910)        (17,077)        (13,962)
                                                          ---------------------------------------------------------------
LOSS  BEFORE BENEFIT FOR INCOME TAXES                               3,741          4,472           3,715           5,384
BENEFIT  FOR INCOME TAXES                                           1,383          2,300           1,481           2,566
                                                          ---------------------------------------------------------------
NET LOSS                                                           $2,358         $2,172          $2,234          $2,818
                                                          ===============================================================
LOSS PER SHARE DATA:
Loss per share

   Basic and Diluted                                             $   0.61        $ (0.43)       $   0.55         $ (0.56)
                                                          ---------------------------------------------------------------
Weighted-average common shares outstanding                          3,895          5,068           4,060           5,069
                                                          ---------------------------------------------------------------
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months and Nine Months Ended September 30, 2000 and 1999
(In Thousands)
(Unaudited)                                                             Three Months Ended        Nine Months Ended
                                                                           September 30,             September 30,


CASH FLOWS FROM OPERATING ACTIVITIES:                                     2000       1999          2000      1999
                                                                        ------------------------------------------
Net loss                                                                ($2,358)     ($2,172)    ($2,234)  ($2,818)
  Adjustments to reconcile net loss to net cash
    (used in)provided by operating activities:
    Depreciation and amortization                                         4,601        3,550      13,243    10,404
    Provision for bad debts                                                 (54)         175         103     1,012
    Gain on sale of equipment                                                            (55)                  (55)
    Interest expense                                                      6,919        6,545      20,763    16,787
    Interest paid                                                        (9,091)      (8,836)    (21,403)  (17,627)
    Capitalized interest on construction projects                                     (1,261)       (616)   (3,032)
    Other expense, net(primarily Paulson litigation and settlement)                    1,566                 1,919
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                         (1,213)      (1,901)       (834)   (1,146)
      Decrease (increase) in inventories                                      8         (112)        577       124
      Decrease (increase) in prepaid expenses
          and other assets                                                 (267)        (644)        (86)        5
      Increase (decrease) in accounts payable                            (1,270)       (4,893)    (2,793)   (3,834)
      Increase (decrease) in accrued liabilities                           2,027        1,440      2,272       (42)
      Increase (decrease) in current income taxes payable
      Increase (decrease) in deferred income taxes                       (1,489)      (1,317)     (1,520)   (1,583)
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                             299          274        931       602
                                                                        ------------------------------------------
       Net cash (used in)  provided by  operating activities             (1,888)      (7,641)      8,403       716
                                                                        ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, Las Vegas,        (1,634)      (2,373)     (5,257)   (9,017)
      Nevada
      Capital expenditures - Black Hawk, Colorado project                  (525)      (9,381)    (13,953)  (22,205)
      Property acquired with accounts payable-Black Hawk, Colorado                     5,231                 5,558
      Capitalized Interest on construction projects                                    1,261         616     3,032
      Net change in short-term investments                                 2,161        (230)     10,325   (15,452)
      Decrease (increase) Black Hawk, Colorado restricted funds            4,509       8,023       9,992   (18,255)
      Sale of equipment                                                                  174                  174
      Decrease (increase) in other assets                                    442         212         977    (2,754)
                                                                        ------------------------------------------
       Net cash provided by (used in) investing activities                 4,953       2,917       2,701   (58,919)
                                                                        ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                      34        2,515       9,552    48,780
      Payments on long-term borrowings                                     (952)         (74)     (1,732)     (217)
      Purchase of treasury stock                                           (863)                  (5,288)      (22)
      Decrease in paid-in capital                                                                               (7)
                                                                        ------------------------------------------
        Net cash  provided by (used in )  financing activities           (1,781)        2,441      2,532    48,534
                                                                        ------------------------------------------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                          1,284      (2,283)     13,636   (9,670)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           $55,157      $41,496    $42,804   $48,883
                                                                        ------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $56,440      $39,213    $56,440   $39,213
                                                                        ==========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
   Income taxes paid                                                         $40
   Income taxes paid - Colorado State Income Tax                                                    $100

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

Nature of Operations

The Company owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and in February of 2000, opened its casino in Black Hawk, Colorado ("Riviera Black Hawk"). Riviera Black Hawk is owned through Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM, and manages the casino. RGM provided services to Peninsula Gaming Partners LLC with respect to that Company's riverboat, Diamond Jo, operating in Dubuque, Iowa until July 31, 2000. RGM also managed the Four Queens Hotel and Casino (owned by Elsinore Corporation) in downtown Las Vegas from August 1996 until September 1999 when it received notice of the contract termination, effective December 30, 1999.

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

The financial information at September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that will be achieved for the entire year.

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

Cash and cash equivalents and short term investments - restricted

Amounts related to the Riviera Black Hawk casino project in Black Hawk, Colorado were restricted in use to that project or for the related 13% First Mortgage Notes interest payments. The restrictions were removed in August 2000.

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations during the period since the Company incurred a net loss.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of fiscal 2000. Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's financial statements.

2.       LONG TERM DEBT AND COMMITMENTS

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the 10% Notes on a straight-line basis.

On June 3, 1999, Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary, closed a $45 million private placement of 13% First Mortgage Notes, ("the 13% Notes). The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. The Company has not guaranteed the $45 million RBH 13% Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the 3 years of RBH operations beginning with the third quarter of 2000 to cover (i) the $5.85 million interest on such Notes if not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million per year as follows:

Operating Period #1     April 1, 2000-December 31, 2000       $6.75   Million
Operating Period #2   January 1, 2001-December 31, 2001       $9.0    Million
Operating Period #3   January 1, 2002-December 31, 2002       $9.0    Million
Operating Period #4   January 1, 2003-March 31, 2003          $2.25   Million

In the first quarter of 2000, RBH, the Company's 100% owned subsidiary, obtained $9.6 million in capital lease financing for 60 months at approximately 10.8% for RBH equipment purchases.

As a result of the scheduled opening of several new Las Vegas Strip properties in 1999 and 2000, an estimated 38,000 jobs had to be filled, including approximately 5,000 supervisory positions. Because of the Company's performance and reputation, its employees were prime candidates to fill these positions. In the third quarter of 1998 management instituted an employee retention plan ("the Plan") which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $300,000 in 1998, $875,000 in 1999, and $700,000 year to date. The total cost of the Plan is estimated to be approximately $2.3 million over the period July 1, 1998 through June 30, 2001.

3.       LEGAL PROCEEDINGS

Morgens, Waterfall, Vintiadis & Company, Inc. v. Riviera Holdings Corporation, William L. Westerman, Robert R. Barengo, Richard L. Barovick and James N. Land, Jr., as Directors of Riviera Holdings Corporation (RHC), United States District Court for the District of Nevada (CV-S-99-1383-JBR(RLH) (the "Nevada Action"). The plaintiff in this action ("Morgens, Waterfall"), a shareholder of Riviera Holdings Corporation, commenced this action in Nevada state court on September 30, 1999, where it sought an order enjoining the Company from obtaining a Settlement Bar Order in a separate lawsuit pending in the United States District Court for the Central District of California (the "California Action"). At the time, both Morgens, Waterfall and the Company were defendants in the California Action. On October 1, 1999, RHC and the other defendants to the Nevada Action removed the Nevada Action to the United States District Court for the District of Nevada . As a result, Morgens, Waterfall's effort to obtain an injunction failed, and the Company settled the California Action.

On November 1, 1999, Morgens, Waterfall moved to remand the Nevada Action from the Nevada federal court back to Nevada State court. The Nevada federal court denied the motion.

On January 31, 2000, Morgens, Waterfall purported to serve an Amended Summons and a Second Amended Verified Complaint on RHC with subsequent service on its directors. RHC and its directors filed motions to dismiss the action. In response, Morgens, Waterfall did not oppose the Company's motion and conceded its claims against the Company. Morgens, Waterfall, however, asked the court for permission to again amend its claims against the director defendants, which are based on the allegation that the directors breached their fiduciary duty in settling the California Action. The director defendants have opposed Morgens, Waterfall's request to again amend its complaint.

The Company is also a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

4.       TENDER OFFER AND OTHER STOCK REPURCHASES

On February 8, 2000, the Company completed a tender offer wherein 590,000 shares of stock were purchased for $7.50 per share. On August 31, 2000, the Company purchased 119,000 shares of stock for $7.50 per share and on November 2, 2000, additional 50,000 shares were purchased in an unsolicited privately negotiated transaction for $7.125 per share. The Company used its cash and cash equivalents to purchase the tendered shares.

5.       OTHER EXPENSE

Other (expense) income, net includes an insurance recovery of $1.2 million for litigation costs on the Paulson litigation which was received in the first quarter 2000 and an additional $100,000 in the third quarter. Such costs were incurred in 1998 and 1999.

5.  SEGMENT DISCLOSURES
The Company provides Las Vegas-style  gaming,  amenities and entertainment.
The Company's four reportable segments are based upon the type of service provided: Casino, rooms, food and beverage, and entertainment. The casino segment provides customers with gaming activities through traditional Table games and slot machines. The rooms segment provides hotel services in Las Vegas. The food and beverage segment provides restaurant and drink services through a variety of themed restaurants and bars. The entertainment segment provides customers with a variety of live Las Vegas-style shows, reviews and concerts in Las Vegas. All other segment activity consists of rent income, retail store income, telephone and other activity. Intersegment revenues consist of revenues generated through complimentary sales to customers by the casino segment. The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during the second quarter of 1999 and until February 4, 2000. Accordingly, the results of operations for the fiscal 2000 and fiscal 1999 may not be comparable.

                                                                  Food and   Entertain-
   Three Months ended September 30, 2000      Casino     Rooms    Beverage      ment     All Other    Total
                (In Thousands)
Revenues from external customers               $28,859    $9,150      $5,438     $5,338      $2,572   $51,357
Intersegment revenues                                        712       2,192        670                 3,573
Segment profit                                  12,070     3,381          40        607       1,740    17,838

   Three Months ended September 30, 1999
Revenues from external customers               $18,654    $7,888      $4,708     $4,877      $2,777   $38,904
Intersegment revenues                                        838       1,545        684                 3,067
Segment profit (loss)                            8,131     2,415        (53)        524       1,914    12,931

                                                                  Food and   Entertain-
   Nine Months ended September 30, 2000       Casino     Rooms    Beverage      ment     All Other    Total
Revenues from external customers               $84,373   $29,847     $16,459    $16,406      $7,989  $155,073
Intersegment revenues                                      2,567       7,219      2,166                11,952
Segment profit                                  38,166    12,222         267      2,090       5,573    58,317

   Nine Months ended September 30, 1999
Revenues from external customers               $56,934   $26,053     $13,798    $14,508      $8,558  $119,851
Intersegment revenues                                      2,873       5,491      2,121                10,485
Segment profit                                  23,716     9,718          77      1,775       6,057    41,343

Reconciliation of segment profit to consolidated net loss before taxes:

                                                                            (In Thousands)
                                                                   Three Months Ended     Nine Months Ended
                                                                    2000        1999       2000       1999
Segment profit                                                     $17,838    $12,931     $58,317   $41,343
Other operating expenses                                            15,407     11,493      44,955    32,765
Other expense                                                        6,172      5,910      17,077    13,962
                                                                 ---------------------------------------------
Net loss  before benefit for taxes                                 ($3,741)   ($4,472)    ($3,715)  ($5,384)

Riviera Las Vegas does not market to residents of Las Vegas. Significantly all revenues are derived from patrons visiting the Company from other parts of the United States and other countries. Riviera Black Hawk derives significantly all of its revenues from residents of metropolitan Denver, Colorado. Revenues from a foreign country or region may exceed 10% of all reported segment revenues; however, the Company cannot identify such information based upon the nature of gaming operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS The following tables set forth certain operating information for the Company for the three months and nine months ended September 30, 2000 and 1999. Revenues and promotional allowances are shown as a percentage of net revenues. Department costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                                                Three Months     Nine Months Ended
                                                                                     Ended

                                                                                 September 30,      September 30,
             Income Statement Data:                                              2000     1999     2000       1999
                                                                               ---------------------------------------
             Revenues:
               Casino                                                             56.2%    47.9%     54.4%      47.5%
               Rooms                                                              19.2%    22.4%     20.9%      24.1%
               Food and beverage                                                  14.9%    16.1%     15.3%      16.1%
               Entertainment                                                      11.7%    14.3%     12.0%      13.9%
               Other                                                               5.0%     7.1%      5.2%       7.1%
               Less promotional allowances                                        -7.0%    -7.9%      7.7%      -8.7%
               Net Revenues                                                      100.0%   100.0%    100.0%     100.0%
             Costs and Expenses:
                 Casino                                                           58.2%    56.4%     54.8%      58.3%
                 Rooms                                                            58.5%    62.7%     54.4%      56.5%
                 Food and beverage                                                70.7%    76.1%     68.4%      71.1%
                 Entertainment                                                    78.7%    78.3%     77.1%      76.6%
                 Other                                                            32.3%    31.1%     30.2%      29.2%
                 General and administrative                                       21.0%    20.3%     19.7%      18.6%
                 Preopening Expenses - Black Hawk, Colorado Project                0.0%     0.1%      0.8%       0.1%
                 Depreciation and amortization                                     9.0%     9.1%      8.5%       8.7%
                         Total costs and expenses                                 95.3%    96.9%     91.4%      92.8%
             Income from operations                                                4.7%     3.7%      8.6%       7.2%
             Interest expense, other                                             -13.5%   -16.8%    -13.4%     -14.0%
             Interest income, other                                                1.5%     2.3%      1.2%       1.3%
             Interest, capitalized                                                 0.0%     3.2%      0.4%       2.5%
             Other, net (primarily Paulson litigation and settlement)             -0.1%    -3.9%      0.7%      -1.5%
             Loss before provision  for income  taxes                             -7.3%   -11.5%     -2.4%      -4.5%
             Provision  for income taxes                                          -2.7%    -5.9%     -1.0%      -2.1%
             Net Loss                                                             -4.6%    -5.6%     -1.4%      -2.4%
             EBITDA (1)  Margin                                                   13.7%    12.9%     17.9%      15.9%
             Net cash provided by operating activities                            -3.7%    -6.2%      5.4%       5.2%

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

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during the third quarter of 1999 and until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2000 and fiscal 1999 results may not be comparable.

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. EBITDA from properties for the purposes of this table excludes corporate expense, including preopening expense and intercompany management fees. Operating income from properties is presented as shown on the Consolidated Statement of Operations.

                                                                         Third Quarter

                     (In Thousands)                                2000              1999
Net revenues:
   Riviera Las Vegas                                              $40,063           $38,654
   Riviera Black Hawk                                              11,264                 0
   Riviera Gaming Management                                           30               250
                                                                   ------            ------
       Total Net Revenues                                         $51,357           $38,904
                                                                   ======            ======
EBITDA:
   Riviera Las Vegas                                               $5,977            $4,785
   Riviera Black Hawk                                               1,024                 0
   Riviera Gaming Management                                           30               249
                                                                   ------            ------
       Total EBITDA                                               $ 7,031            $6,834
                                                                   ======            ======

EBITDA Margin:
   Riviera Las Vegas                                                14.9%             12.4%
   Riviera Black Hawk                                                9.1%
   Riviera Gaming Management                                       100.0%            100.0%
                                                                   ------            ------
       Total EBITDA                                                 13.7%             12.9%
                                                                   ======            ======
Operating Income (Loss)
   Riviera Las Vegas                                               $2,346            $1,235
   Riviera Black Hawk                                                  55              (44)
   Riviera Gaming Management                                           30               247
                                                                   ------            ------
       Total Operating Income                                      $2,431            $1,438
                                                                   ======            ======

Revenues

Net revenues increased by $12.5 million, or 32.0%, from $38.9 million in the third quarter of 1999 to $51.4 million in the third quarter of 2000. Casino revenues increased by $10.2 million, or 54.7%, from $18.7 million during 1999 to $28.9 million during 2000 due primarily to the opening of Riviera Black Hawk on February 4, 2000. For the third quarter of 2000, Riviera Black Hawk contributed $10.8 million in casino revenues of which $10.3 million were slot revenues. Riviera Las Vegas slot and table games revenue were comparable to the prior year.

Riviera Las Vegas room revenues increased by approximately $1.1 million, or 13.0% from $8.7 million in 1999 to $9.8 million in 2000 as the result of an increase of $5.91 in average daily rate from $45.89 in 1999 to $51.80 in 2000. Hotel occupancy remained high at 98.3% in 2000. Convention room revenue increased approximately $.8 million or 28.3% from $2.9 million in 1999 to $3.7 million in 2000. Convention room nights increased by 6,900. Convention revenues increased due to higher attendance at recurring conventions and to special events booked at the Riviera Convention Center Pavilion. Riviera Black Hawk has no hotel rooms.

Food and beverage revenues increased approximately $1.4 million, or 13.0%, from $6.3 million during 1999 to $7.6 million in 1999 due primarily to the opening of Riviera Black Hawk which contributed $1.1 million in food and beverage revenues from one restaurant, a snack bar, and the casino bar. In Las Vegas, all restaurants combined to provide an increase of approximately $300,000 over third quarter 1999.

Riviera Las Vegas entertainment revenues increased approximately $400,000, or 8.0%, from $5.6 million in 1999 to $6.0 million in 2000, due mainly to increased ticket sales for Splash, which reopened with a new show on December 25, 1999. Splash attendance has increased by 15,600 covers, or 18.3% over 1999.

Other revenues decreased approximately $200,000, or 7.4%, from $2.8 million in 1999 to $2.6 million in 2000 due primarily to the decrease in Riviera Gaming Management revenues for consulting services which had been $250,000 in 1999 for the Four Queens in Las Vegas. The consulting fees for Diamond Jo's Casino in

Dubuque, Iowa for the third quarter 2000 were $30,000 and the contract expired July 31, 2000. The contract expired July 31, 2000 and these fees represent the last earnings expected from Diamond Jo's Casino.

Promotional allowances increased approximately $500,000, or 16.5%, from $3.1 million in 1999 to $3.6 million in 2000 due primarily to promotional activity at Riviera Black Hawk which totaled approximately $700,000 for drinks and meals for casino patrons. In Las Vegas, promotional allowances decreased approximately $200,000 for rooms, entertainment and food and beverage.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments increased approximately $7.5 million, or 29.0%, from $25.9 million for the three months ended September 30, 1999 to $33.5 million for the three months ended September 30, 2000. Riviera Black Hawk produced $7.4 million of the increase in direct costs and expenses.

Casino expenses increased $6.3 million, or 59.5%, of which $7.0 million was for Riviera Black Hawk. In Las Vegas direct costs including payroll, promotional allowances and provision for doubtful accounts decreased $700,000.

Riviera Las Vegas room costs increased approximately $300,000, or 5.4%, from $5.5 million in 1999 to $5.8 million in 2000 due to increased payroll costs for the expanded Convention Center Pavilion and other convention commissions and rebates. Room costs as a percentage of room revenue decreased from 62.7% in 1999 to 58.5% in 2000 due to the increased room revenues.

Food and beverage costs increased approximately $600,000, or 13.4%, from $4.8 million during the 1999 period to $5.4 million for the 2000 period,of which $400,000 was for Riviera Black Hawk. Further, food and beverage costs as a percentage of revenues decreased from 76.1% to 70.7% because of the increased revenues in Las Vegas and the Riviera Black Hawk revenue contributions.

Riviera Las Vegas entertainment costs increased $400,000, or 8.7%, from $4.3 million during the 1999 period to $4.7 million in the 2000 period.
Entertainment expense as a percentage of entertainment revenues was 78.3% in 1999 and 78.7% in 2000.

Other Operating Expenses

General and administrative expenses increased approximately $2.9 million, or 36.8%, from $7.9 million in 1999 to $10.8 million in 2000. Of the increase Riviera Black Hawk totaled $2.8 million. These expenses increased from 20.3% of total net revenues in 1999 to 21.0% during the 2000 period. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions in Las Vegas and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the
plan  are  being   accrued  as   additional   payroll  costs  and  included
approximately $200,000 in the third quarter of 2000. The total cost of the plan is estimated to be approximately $2.3 million over the period July 1, 1998 through June 30, 2001. The increased EBITDA in Las Vegas has resulted in an increase to the Executive Incentive Plan compensation expense of approximately $200,000 and group health insurance costs for non-union personnel have increased approximately $200,000 due to the additions of Black Hawk, Colorado employees.

Depreciation and amortization increased by $1.1 million, or 29.6%, from $3.5 million in 1999 to $4.6 million in 2000 due to the capital expenditures for the Black Hawk, Colorado project.

Other Income (Expense)

Interest expense increased approximately $400,000, or 5.7%, relating to the $9.6 million equipment financing in Black Hawk and additional interest expense related to the equipment financing for the convention center expansion in Las
Vegas. Interest income decreased $100,000 because of the lower investment balances in 2000 than during the construction period in 1999 at Black Hawk where interest income was accruing on the unused proceeds of the 13% First Mortgage Notes.

There was no capitalized interest for the third quarter of 2000 compared to 1999 when approximately $1.3 million was capitalized on the Black Hawk, Colorado casino project.

Net Loss

The  net  loss  for  the  quarter  increased  by  $200,000  from a loss  of approximately $2.2 million for the quarter ended September 30, 1999 to approximately $2.4 million for the quarter ended September 30, 2000. Depreciation increased $1 million and interest expense increased $1.7 million. These items were partially offset by the decrease in litigation and settlement costs of $1.5 million associated with the aborted Paulson merger and the Morgens litigation. Additionally, our income tax benefits were higher in 1999 because we settled an IRS audit in the prior year. We had excess reserves of $2 million, which were released in the last two quarters of 1999 as a result of the audit.

EBITDA

EBITDA, as defined, increased by $2.0 million, or 39.7%, from $5.0 million in 1999 to $7.0 million in 2000 due to the increased revenues contributed by Riviera Black Hawk and Las Vegas

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during 1999 and until February 4, 2000. Accordingly, the results of operations for the fiscal 2000 and fiscal 1999 results may not be comparable.

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. EBITDA from properties for the purposes of this table excludes corporate expense, including preopening expense and intercompany management fees. Operating income (loss) from properties is presented as shown on the Condensed Consolidated Statement of Operations.

                                                                  Nine Months Ended
                                                                    September 30,

                     (In thousands)                                  2000              1999
Net revenues:
   Riviera Las Vegas                                             $126,758          $119,101
   Riviera Black Hawk                                              28,083                 0
   Riviera Gaming Management                                          232               750
       Total Net Revenues                                        $155,073          $119,851

EBITDA:
   Riviera Las Vegas                                              $23,009           $18,352
   Riviera Black Hawk                                               4,730                 0
   Riviera Gaming Management                                           88               749
       Total EBITDA                                               $27,827           $19,101

EBITDA Margin:
   Riviera Las Vegas                                                18.2%             15.4%
   Riviera Black Hawk                                               16.8%
   Riviera Gaming Management                                        38.1%             99.9%
       Total EBITDA                                                 17.9%             15.9%

Income(loss) from Operations
   Riviera Las Vegas                                              $12,314            $7,948
   Riviera Black Hawk                                                 960             (119)
   Riviera Gaming Management                                           88               749
       Total Operating Income                                     $13,362            $8,578

Revenues

Net revenues increased by $35.2 million, or 29.4%, from $119.8 million in 1999 to $155.1 million in 2000. Casino revenues increased by $27.4 million, or 48.2%, from $56.9 million during 1999 to $84.4 million during 2000 due primarily to the opening of Riviera Black Hawk on February 4, 2000. For the period February 4 through September 30, 2000, Riviera Black Hawk contributed $26.9 million in casino revenues of which $25.5 million were slot revenues. Riviera Las Vegas posted strong slot revenue of $41.6 million, which increased approximately $1.8 million due to the success of the lower denomination slot machines and marketing programs. Las Vegas table games drop was down $6.4 million, or 9.4%, from $68.8 million in 1999 to $62.3 million in 2000 but table games hold percentage was up 1.2% from 16.6% to 17.8%. The net result was a decrease in table games win of approximately $300,000.

Riviera Las Vegas room revenues increased by approximately $3.5 million, or 12.1% from $28.9 million in 1999 to $32.4 million in 2000 as the result of an increase of $6.01 in average daily rate from $51.67 in 1999 to $57.68 in 2000. Hotel occupancy was 97.7% in 2000 compared to 98.2% in 1999. Convention room revenue increased approximately $2.5 million or 24.0% from $10.5 million in 1999 to $13.0 million in 2000. Convention revenues increased due to higher attendance at recurring conventions and to special events booked at the Riviera Convention Center Pavilion. Riviera Black Hawk has no hotel rooms.

Food and beverage revenues increased approximately $4.4 million, or 22.8%, from $19.3 million during 1999 to $23.7 million in 2000 due primarily to the opening of Riviera Black Hawk which contributed $3.1 million in food and beverage revenues from one restaurant, a snack bar, and the casino bar. In Las Vegas expansion of the convention center banquet facilities provided additional banquet revenues of approximately $600,000 while all other restaurants provided an additional $700,000 increase in revenues.

Riviera Las Vegas entertainment revenues increased approximately $1.9 million, or 11.7%, from $16.6 million in 1999 to $18.5 million in 2000, due mainly to increased ticket sales for Splash, which reopened with a new show on December 25, 1999. Splash attendance has increased 66,000 covers, 28.4% over 1999.

Other revenues decreased approximately $600,000, or 6.6%, from $8.6 million in 1999 to $8.0 million in 2000 due primarily to the decrease in Riviera Gaming Management revenues for consulting services which had been $750,000 in the nine months for 1999 for the Four Queens, Las Vegas project and are $232,000 for the Dubuque, Iowa, Diamond Jo's contract which expired July 31, 2000.

Promotional allowances increased approximately $1.5 million, or 14.0%, from $10.5 million in 1999 to $12.0 million in 2000 due primarily to promotional activity at Riviera Black Hawk which totaled approximately $2.1 million for drinks and meals for casino patrons. In Las Vegas, promotional allowances for rooms, entertainment and food and beverage were down approximately $600,000.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments increased approximately $18.2 million, or 23.2%, from $78.5 million for the nine months ended September 30, 1999 to $96.7 million for the nine months ended September 30, 2000. Riviera Black Hawk produced $16.4 million of the increase in direct costs and expenses.

Casino expenses increased $13.0 million, or 39.1%, of which $15.1 million was provided by Riviera Black Hawk, while in Las Vegas direct costs such as payroll, promotional allowances and provision for doubtful accounts decreased $2.1 million. Casino expenses as a percentage of revenues decreased from 58.3% in 1999 to 54.8% in 2000.

Riviera Las Vegas room costs increased approximately $1.3 million, or 7.9%, from $16.3 million in 1999 to $17.6 million in 2000 due to increased payroll costs for the expanded Convention Center Pavilion and other convention commissions and rebates. Room costs as a percentage of room revenue decreased from 56.5% in 1999 to 54.4% in 2000 due to the increased room revenues.

Food and beverage costs increased approximately $2.5 million, or 18.0%, from $13.7 million during the 1999 period to $16.2 million for 2000. Further, food and beverage costs as a percentage of revenues decreased from 71.1% to 68.4% because of the increased revenues which offset the increase in personnel to staff the new convention center banquet facilities in Las Vegas. In Riviera Black Hawk, food and beverage costs as a percentage of revenues is 45%.

Riviera Las Vegas entertainment costs increased $1.6 million, or 12.4%, from $12.7 million during the 1999 period to $14.3 million in the 2000 period. Entertainment expense as a percentage of entertainment revenues increased from 76.6% in 1999 to 77.1% in 2000 because the casino is utilizing fewer promotional allowances for entertainment.

Other departmental expenses remained the same at approximately $2.5 million but costs as a percentage of revenues increased slightly from 29.2% in 1999 to 30.2% in 2000 due to the decrease in other revenues.

Other Operating Expenses

General and administrative expenses increased approximately $8.2 million, or 37.1%, from $22.2 million in 1999 to $30.4 million in 2000. Of the increase Riviera Black Hawk totaled $7.0 million. These expenses increased from 18.6% of total net revenues in 1999 to 19.7% during the 2000 period. In the third quarter of 1998 management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions in Las Vegas and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments. The period costs associated with the plan are being accrued as additional payroll costs and totaled approximately $700,000 in 2000. The total cost of the plan is estimated to be approximately $2.3 million over the period July 1, 1998 through September 30, 2001. The increased EBITDA in Las Vegas has resulted in an increase to the Executive Incentive Plan Compensation Expense of approximately $400,000 and group health insurance costs for non-union personnel have increased approximately $500,000 as a result of additional Black Hawk employees and increased health care costs in Las Vegas.

Preopening expense for the Riviera Black Hawk casino totaled $1.2 million for 2000. These costs were comprised many of payroll and related expense for the hiring and training of the employees to operate the Black Hawk property.

Depreciation and amortization increased by $2.8 million, or 27.3%, from $10.4 million in 1999 to $13.2 million in 2000 due to capital expenditures for the casino in Black Hawk for the casino and in Las Vegas for the Convention Center Pavilion, which was completed in February 1999.

Other Income (Expense)

Interest expense increased $4.0 million, or 23.7%, due to the issuance of the $45 million 13% First Mortgage Notes on the Black Hawk, Colorado, project effective June 1999. Interest income increased $300,000 because of the higher investment balances for the period from the unused proceeds of the 13% First Mortgage Notes on Riviera Black Hawk. Other expenses, net include an insurance recovery of litigation and settlement costs of $1.2 million in 2000 for the Paulson litigation, which was settled in late 1999.

Capitalized interest for 2000 was approximately $600,000 on the Black Hawk, Colorado casino project compared to $3.0 million in 1999 (which also included the Riviera Las Vegas Convention Center Pavilion).

Net Loss

The  net  loss  decreased  by   approximately   $600,000  from  a  loss  of
approximately $2.8 million for the nine months ended September 30, 1999 to a loss of approximately $2.2 million for the nine months ended September 30, 2000 due primarily to the increased revenues and other fluctuations discussed above. Provision for income taxes includes the normal 35% provision for federal taxes and 5% for Colorado State Income Tax for the Black Hawk property. However, in 1999, our income tax benefits were higher because we settled an IRS audit. We had tax reserves of $2 million, which were released in the last two quarters of 1999.

EBITDA

EBITDA, as defined, increased by $8.7 million, or 45.7%, from $19.1 million in 1999 to $27.8 million in 2000 due to the $4.7 million contributed by Riviera Black Hawk and $4.6 million increase in Las Vegas. Preopening expenses of $1.2 million are not included in the EBITDA calculation.

Liquidity and Capital Resources

At September 30, 2000, the Company had cash and cash equivalents of $56.4 million. The Company had working capital of $37.5 million and shareholders equity of $20.2 million. The cash and cash equivalents increased $13.6 million during the nine months of 2000 as a result of the $8.4 million provided by operations, reduced by $14.0 million in capital expenditures at Riviera Black Hawk, Inc. of which $9.6 million was funded with proceeds from long-term borrowings and an additional $5.3 million in capital expenditures in Las Vegas. The Company also purchased $5.3 million in treasury stock in a tender offer and in private transactions during 2000.

The Company's net cash provided by operating  activities was  approximately
$8.4 million for the nine months ended September 30, 2000 compared to $700,000 in the period in 1999. Management believes that cash flow from operations, combined with the $56.4 million cash and cash equivalents will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2000 for both the Las Vegas and Black Hawk properties.

     Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the $175 million 10% Notes (the 10% notes) at maturity on August 15, 2004 and may not be sufficient to pay the $45 million 13% Notes (the 13% notes) at maturity on May 1, 2005. Accordingly, the ability of the Company and its subsidiary to repay the 10% and 13% Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company and its subsidiary will be able to refinance the principal amount of the 10% and 13% Notes at maturity. The 10% Notes are not redeemable at the option of the Company until August 15, 2001, and thereafter are redeemable at premiums beginning at 105.0% and declining each subsequent year to par in 2003. Riviera Black Hawk, Inc. may redeem 100% of the 13% Notes beginning May 1, 2002, at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

The 10% and 13% Notes provide that, in certain circumstances, the Company and its subsidiary must offer to repurchase the 10% and 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiary would be unable to pay the principal amount of the 10% and 13% Notes without a refinancing.

The 10% Notes contain certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its unrestricted subsidiary Riviera Black Hawk, Inc. under the 13% Notes), subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations.

The 13% Notes also contain certain covenants, which limit the ability of the company and its restricted subsidaries, subject to certain exceptions, to;
(i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with addiliates; (iv)create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur addional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements , the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstanes, which could have an adverse effect on the Company's operations.

At September 30, 2000, the Company believes that it is in compliance with the covenants of both the 10% Notes and the 13% Notes.

Forward Looking Statements

This  report  includes  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the
Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report as well as the Company's most recent annual report on Form 10-K, and include the Company's substantial leverage, the risks associated with the expansion of the Company's business, as well as factors that affect the gaming industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET MIX.

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 30 days or less.

As of September 30, 2000, we had $233.0 million in borrowings. The borrowings include $175 million in notes maturing in 2004, $45 million notes maturing in 2006 and capital leases maturing at various dates through 2005. Interest under the $175 million notes is based on a fixed rate of 10%. Interest on the $45 million notes is 13% with contingent interest if certain operating results are achieved. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $.6 million in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over ten years beginning in 2000. The special improvement district bonds bear interest at 5.5%. Other borrowings relate to leases.

Interest Rate Sensitivity

Principal (Notational Amount by Expected Maturity)
Average Interest Rate
(Amounts in                                                                                                         Fair Value
thousands)                           2000      2001     2002      2003       2004      Thereafter       Total       at 9/30/00

Long Term Debt Including Current Portion
Equipment loans and
capital leases Las Vegas             $  313  $ 1,072  $ 1,171   $ 1,254        $ 949                   $   4,759    $   4,759

Average interest rate                   7.7%     8.0%      7.8%      7.8%        8.4%

10% First Mortgage Notes Las Vegas                                          $ 173,808                  $ 173,808    $ 157,500
Average interest rate                                                           10.0%
Equipment loans
Black Hawk, Colorado                  $    2    $  10     $   8                                        $      20    $      20
Average interest rate                  11.2%    11.2%     11.2%
Capital leases
 Black Hawk, Colorado                 $  681  $ 1,600  $ 1,777  $ 1,973        $2,191     $ 656        $   8,878    $   8,878


Average interest rate                  10.8%    10.8%     10.8%     10.8%       10.8%      10.8%

Special Improvement District Bonds
 Black Hawk, Colorado                  $   -    $  64     $  68     $  71     $    76     $ 349         $    628     $    628
Average interest rate                   5.5%     5.5%      5.5%      5.5%        5.5%      5.5%

13% First Mortgage Note
Black Hawk, Colorado                                                                  $  45,000        $  45,000     $ 46,125
Average interest rate                                                                     13.0%



Part II.  OTHER INFORMATION

Legal Proceedings

Morgens, Waterfall, Vintiadis & Company, Inc. v. Riviera Holdings Corporation, William L. Westerman, Robert R. Barengo, Richard L. Barovick and James N. Land, Jr., as Directors of Riviera Holdings Corporation (RHC), United States District Court for the District of Nevada (CV-S-99-1383-JBR(RLH) (the "Nevada Action"). The plaintiff in this action ("Morgens, Waterfall"), a shareholder of Riviera Holdings Corporation, commenced this action in Nevada state court on September 30, 1999, where it sought an order enjoining the Company from obtaining a Settlement Bar Order in a separate lawsuit pending in the United States District Court for the Central District of California (the "California Action"). At the time, both Morgens, Waterfall and the Company were defendants in the California Action. On October 1, 1999, RHC and the other defendants to the Nevada Action removed the Nevada Action to the United States District Court for the District of Nevada . As a result, Morgens, Waterfall's effort to obtain an injunction failed, and the Company settled the California Action.

On November 1, 1999, Morgens, Waterfall moved to remand the Nevada Action from the Nevada federal court back to Nevada state court. The Nevada federal court denied the motion.

On January 31, 2000, Morgens, Waterfall purported to serve an Amended Summons and a Second Amended Verified Complaint on RHC with subsequent service on its directors. RHC and its directors filed motions to dismiss the action. In response, Morgens, Waterfall did not oppose the Company's motion and conceded its claims against the Company. Morgens, Waterfall, however, asked the court for permission to again amend its claims against the director defendants, which are based on the allegation that the directors breached their fiduciary duty in settling the California Action. The director defendants have opposed Morgens, Waterfall's request to again amend its complaint.

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

                                                 RIVIERA HOLDINGS CORPORATION


                                                 By: /s/ William L. Westerman
                                                 William L. Westerman
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                                 By: /s/ Duane Krohn
                                                 Duane Krohn
                                                 Treasurer and
                                                 Chief Financial Officer

                                                 Date: November 13, 2000

                     Riviera Holdings Corporation
                              Form 10Q
                          September 30, 2000


Exhibits

  None