Form 10-K
period 2000-12-31
RIVIERA HOLDINGS CORP
filed 2001-03-23
CIK 899647

====================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           (Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 2000.

[ ] Transition report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from ---------  to ----------

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

           Based on the average bid price for the Registrant's Common Stock as of March 8, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24,026,238. As of March 8, 2001 the number of outstanding shares (net of treasury shares) of the Registrant's Common Stock was 3,668,128.

Documents incorporated by reference:



    ====================================================================
                               Page 1 of 39 Pages
                      Exhibit Index Appears on Page 34 hereof.
                                        1

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARIES
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

Item 1.   Business........................................................................................3
             General .....................................................................................3
             The Riviera Hotel & Casino...................................................................3
             Riviera Black Hawk...........................................................................7
             Geographical Markets.........................................................................8
             Management Activities........................................................................9
             Competition................................................................................ 10
             Employees and Labor Relations...............................................................12
             Regulation and Licensing....................................................................12
             Federal Registration........................................................................20

Item 2.   Properties.....................................................................................20

Item 3.   Legal Proceedings..............................................................................21

Item 4.   Submission of Matters to a Vote of Security Holders............................................22

Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters...................22

Item 6.   Selected Financial Data........................................................................23

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........24
             Results of Operations.......................................................................24
             2000 Compared to 1999.......................................................................25
             1999 Compared to 1998.......................................................................27
             Liquidity and Capital Resources.............................................................28

Item 7A.  Qualitative and Quantitative Disclosure About Market Risk......................................30
             Forward Looking Statements..................................................................31

Item 8.   Financial Statements and Supplementary Data....................................................31

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........31

Item 10.  Directors and Executive Officers of the Registrant.............................................31

Item 11.  Executive Compensation.........................................................................31

Item 12.  Principal Shareholders.........................................................................32

Item 13.  Certain Relationships and Related Transactions ................................................32

Item 14.  Exhibits and Reports on Form 8K................................................................32

          PART I

Item 1.    Business

General

           Riviera Holdings Corporation, a Nevada corporation (the Company), through its wholly-owned subsidiary, Riviera Operating Corporation, a Nevada corporation, owns and operates the Riviera Hotel & Casino (Riviera Las Vegas) located on Las Vegas Boulevard in Las Vegas, Nevada. Opened in 1955, the Riviera Las Vegas has developed a long-standing reputation for delivering high quality, traditional Las Vegas-style gaming, entertainment and other amenities.

           Riviera Holdings Corporation, through its wholly-owned subsidiary, Rivera Black Hawk, Inc., owns and operates the Riviera Black Hawk Casino (Rivera Black Hawk) a limited-stakes casino in Black Hawk, Colorado which opened on February 4, 2000.

Riviera Las Vegas

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

Gaming

           Riviera Las Vegas has 110,000 square feet of casino space. The casino currently has approximately 1,502 slot machines and 46 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) poker, Let It Ride(R) and poker. The casino also includes a keno lounge and a 200-seat race and sports book.

           Gaming operations at Riviera Las Vegas are continually updated to respond to both changing market conditions and customer demand in an effort to attract new customers and encourage repeat customer business through player tracking and database management. We maintain a slot players club, through which members receive special promotions and targeted mailings. New and innovative slot and table games have been introduced based on customer feedback. Management devotes substantial time and attention to the type, location and player activity of all its slot machines. We maintain a capital investment program for the upgrade of our slot machines.

           Our current management team redirected our business away from high-stakes wagerers in favor of the less volatile mid-level gaming customers. In order to effectively pursue this strategy, we made several strategic changes including reconfiguring the casino space, installing new slot machines and bill acceptors, reducing the number of gaming tables and eliminating baccarat. In addition, we implemented stricter credit policies. As a result, the percentage of table game dollar volume represented by credit play declined from approximately 24% in 1993 to 6.7% in 2000. Also, in 2000, revenues from slots and tables were approximately 78% and 19% of total gaming revenue respectively, as compared to 60% and 34%, respectively, in 1993.

           During 2000, we continued a number of initiatives at Riviera Las Vegas to increase slot play, including the replacement of older slot machines and maintaining our slot host program. Slot hosts are our employees who interact with patrons as goodwill ambassadors to generate loyalty. Our strategy is to continue to increase slot play through marketing programs and other improvements, including (i) our ongoing slot upgrade program, (ii) addition of new signage, (iii) promotion of the Riviera Las Vegas Player's Club, (iv) sponsorship of slot tournaments, (v) creation of promotional programs, (vi) marketing of the "Slot Frenzy" and "$40 for $20(R)" slot promotions, and (vii) "Nickel Town(R)". At the end of 1997, we opened Nickel Town on the corner of Las Vegas Boulevard and Riviera Boulevard at the crosswalk from Circus Circus and the local Las Vegas Boulevard bus stop. Nickel Town is comprised primarily of nickel slot machines, the fastest growing segment of the Las Vegas slot market.

Hotel

           Riviera Las Vegas' hotel is comprised of five hotel towers with approximately 2,100 guest rooms, including 169 suites. Built in 1955 as part of the original casino/hotel, the nine-story North Tower features 391 rooms and 11 suites. In 1967, the 12-story South Tower was built with 147 rooms and 31 suites. Another 220 rooms and 72 suites, including penthouse suites, were added to the property through the construction of the 17-story Monte Carlo Tower in 1974. In 1977, the six-story San Remo Tower added 243 rooms and six suites to the south side of the resort. The most recent phase of hotel expansion was completed in 1988 upon the opening of the 930 room, 49 suite, 24-story Monaco Tower. By the end of 2000 we completed refurbishment of all of our approximately 2,100 hotel rooms except for 8 suites which are in the process of being remodeled and will be completed by the end of 2001. Despite the significant increase in rooms on the Las Vegas Strip since 1997, we believe Riviera Las Vegas has attained room occupancy rates that are among the highest on the Las Vegas Strip with 97.5% for 1994, 97.0% for 1995, 98.2% for 1996, 95.7% for 1997,
95.2% for 1998, 97.5 % in 1999 and 96.6% in 2000 (based on available rooms). The average occupancy rate citywide was 89.1% in 2000 according to the Las Vegas Convention and Visitors Authority.

Restaurants

           The quality, value and variety of food services are critical to attracting Las Vegas visitors. Riviera Las Vegas offers five bars and four restaurants and serves an average of approximately 5,900 meals per day, including banquets and room service. The following table outlines, for each restaurant, the type of service provided and total seating capacity:

                                                                 Seating
     Name                                Type                   Capacity
     Kady's                            Coffee Shop                  290
     Kristofer's                       Steak and Seafood            162
     Ristorante Italiano               Italian                      126
     World's Fare Buffet               All-you-can-eat              432
                                                                  1,010

           In addition, Riviera Las Vegas operates a snack bar and continental breakfast buffet as well as a fast food court operated by a third party. The food court has 200 seats and several fast-food restaurants.

Convention Center

           Riviera Las Vegas features 160,000 square feet of convention, meeting and banquet space. The convention center is one of the largest in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. Riviera Las Vegas hosts approximately 300 conventions per year. The hotel currently has over 716,000 convention related advance bookings of rooms through 2004 consisting of approximately 475,000 definite bookings and approximately 241,000 tentative bookings. In 2000 approximately 27% of the rooms were occupied for conventions and management estimates that 32% of its rooms will be occupied for conventions in 2001.

           The Royal Pavilion portion of the convention center, which opened in February, 1999, and represents approximately 60,000 square feet of our convention facility, features state-of-the-art convention, meeting and banquet facilities, teleconferencing and satellite uplink capability and twelve (12) skyboxes.

Entertainment

           Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas, offering four different regularly scheduled shows and special appearances by headline entertainers in concert. We believe entertainment provides an attractive marketing tool to attract customers to the Riviera. Riviera Las Vegas' entertainment program includes such well received shows as Splash(R) (a variety show), An Evening at La Cage(R) (a female impersonation show), Crazy Girls(R) (an adult revue) as well as featured comedians at the Riviera Comedy Club. We update our shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with our emphasis on mid-level customers. The readers of the Las Vegas Review Journal voted the Riviera Comedy Club the number one comedy club in Las Vegas in the most recently released "Best of Las Vegas" readers' survey.

           The following table outlines, for each entertainment center, the type of service provided and total seating capacity:

       Name                     Type                            Seating Capacity

      Splash                   Variety                                   875
      La Cage                  Female impersonation                      575
      Crazy Girls              Adult Revenue                             375
      Comedy Club              Comedy                                    350

                                                                       2,175

           Other entertainment includes the 200-seat Le Bistro entertainment lounge located in the casino, which offers live performances every night. In addition, Riviera Las Vegas presents major concerts which since 1998 have included performers such as The Beach Boys, Billy Ray Cyrus, Rich Little, Drew Carey, and Damon Wayans and D.L. Hughley. The addition of the Royale Pavilion has enabled us to increase attendance at special events since, in the past, the then existing facilities could not accommodate the demand for tickets.

           We believe that our substantial entertainment revenue is attributable to the popularity of the in-house productions supplemented by focused marketing and consistent advertising messages.

Future Expansions

           We continue to explore the possible development of an approximately 60,000 square-foot shopping center and/or entertainment complex to be constructed directly over the casino which could contain stores and entertainment that will appeal to the Riviera Las Vegas's main target audience, adults aged 45 to 65. The exit from the complex would be by an escalator which will deliver patrons to the casino. We would require partners to finance, develop and operate the entertainment attraction and retail stores. To date no such partners have been identified.

           We are exploring a number of options for the development of our existing 26 acre site. These options include a joint venture for the development of a time-share condominium tower or an additional hotel tower and parking garage. Under the terms of our $175 million Bond Indenture, we could contribute up to 6 acres of land to such projects and if we decide to develop a time share tower a third party would construct and sell time-share units and arrange financing. We believe that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base for additional casino customers. The development of a time-share tower or parking facility would require additional financing and, in the case of the time-share tower, a joint venture partner, none of which we have in place at this time.

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

           Riviera Las Vegas will continue to emphasize marketing programs that appeal to slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. In addition, a key marketing focus is expanding Riviera Las Vegas's core conventioneer customer base. In developing an overall marketing program, we conduct extensive, ongoing research of our target customers' preferences through surveys, one-on-one interviews and focus groups.

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

           Provide Extensive Entertainment Options

           We  also  focus  on  attracting   our  guests   through  a  range  of
entertainment opportunities. Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas with four different regularly scheduled shows and special appearances by headline entertainers. In addition to providing a positive impact on our profitability, the shows attract additional gaming revenue. Surveys indicate that approximately 75% of the show patrons come from outside the hotel and approximately 71% of these individuals gamble at Riviera Las Vegas before or after the shows.

           Attract Walk-In Traffic

           We seek to maximize the number of people who patronize the Riviera Las Vegas that are not guests in the hotel by capitalizing on Riviera Las Vegas's prime Strip location, convention center proximity and the Riviera's several popular in-house productions. Riviera Las Vegas is well situated on the Las Vegas Strip near Circus Circus, Stardust Hotel & Casino, Westward Ho Casino & Hotel, Sahara Hotel & Casino, Las Vegas Hilton and the Las Vegas Convention Center. We strive to attract customers from those facilities, as well as capitalize on the visitors in Las Vegas in general, with the goal of increasing walk-in traffic by (i) the development and promotion of Nickel Town, (ii) providing a variety of quality, value-priced entertainment and dining options, and (iii) promoting "Slot Frenzy," the "Free Pull" and the "$40 for $20" slot promotions, and placing them inside the casino.

           Focus on Convention Customers

           This market consists of two groups: (i) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (ii) those attending city-wide events, usually held at the Las Vegas Convention Center. Riviera Las Vegas targets convention business because it typically provides patrons willing to pay higher room rates and we are able to provide certain advance planning benefits, since conventions are usually booked two years in advance of the event date. We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. Riviera Las Vegas also benefits from our proximity to the Las Vegas Convention Center which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. In 2000 we derived approximately 26.8% of our hotel occupancy from convention customers and consider them a critical component of our customer base. We believe that the completed expansion of the Riviera Las Vegas's convention facility in February 1999, from 100,000 to 160,000 square feet will accommodate the growth in the size and number of groups that presently use the facility, attract new
convention   groups  and  increase   the   percentage   of  rooms   occupied  by
conventioneers.

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

Riviera Black Hawk

Business

           Our wholly-owned subsidiary, Riviera Black Hawk, opened on February 4, 2000. Located in Black Hawk, Colorado, approximately 40 miles west of Denver, our casino is one of the first three encountered when traveling from Denver to the adjacent gaming cities of Black Hawk and Central City. Our casino features the third largest number of gaming devices in the market with approximately 960 slot machines and 12 blackjack tables. In Colorado, each slot machine and each table game is considered one gaming device.

           We also offer a variety of non-gaming amenities designed to further differentiate our casino including:

o parking for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options;

o        a 265-seat casual buffet styled restaurant;

o        two themed bars; and

o        an entertainment center with seating for approximately 500 people.

           The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market, have been gaining market share and have contributed to the consistent growth in the overall market. As of December 31, 2000, there were 26 casinos in the Black Hawk/Central City market, with 10 casinos each offering more than 400 gaming devices. Isle of Capri, located across the street from our casino with approximately 1,145 gaming machines and 1,000 covered parking spaces, has been the market leader in terms of win per gaming device.

Marketing strategy

           We attract customers to Riviera Black Hawk by implementing marketing strategies and promotions designed specifically for this market. In doing so, we hope to create customer loyalty and benefit from repeat visits by our customers. Specific marketing programs to support this strategy include the Riviera Black Hawk Player's Club and "V.I.P." services offered to repeat gaming customers. The Riviera Black Hawk Player's Club is a promotion that rewards casino play and repeat visits to the casino with various privileges and amenities such as cash bonuses, logo gift items and invitations to special events, such as parties and concerts. We have used the Player's Club promotion in our casino in Las Vegas and, in our capacity as manager of the Riviera Black Hawk, are tailoring it for the Black Hawk/Central City market to implement at our casino. "V.I.P." services are available to the highest level of players and include special valet and self-parking services, complimentary food and entertainment offerings and special events specifically designed for this group of customers.

           We benefit from strong "walk-in" traffic due to the proximity of our casino to the Colorado Central Station and the Isle of Capri Casino. We have and continue to develop specific marketing programs designed to attract these "walk-in" customers. We emphasize quality food and beverage amenities with customer friendly service as a marketing tool. In addition, we provide entertainment programs designed to meet the tastes of the Black Hawk/Central City market, such as live music performances by popular regional and national groups, comedians and boxing.

           We rely on database marketing in order to best identify target customer segments of the population and to tailor the casino's promotions and amenities to our core group of customers. We use the current database to identify and stratify slot players living primarily in Colorado for appropriate incentives. Approximately 105,000 of these slot players have been identified as of December 31, 2000. In addition, we promote our casino by advertising in newspapers, on billboards and on the radio in the local areas.

Geographical Markets

The Las Vegas Market

           Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the Las Vegas Convention and Visitors Authority, the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last fourteen years from 15.2 million in 1986 to an estimated 35.8 million in 2000, a compound annual growth rate of 6.3%. Clark County gaming has continued to be a strong and growing business with Clark County gaming revenues increasing at a compound annual growth rate of 8.7% from $2.4 billion in 1986 to $7.7 billion in 2000.

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

           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 85% from approximately 67,000 at the end of 1989 to 124,270 at the end of 2000, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 85% for each of the years from 1993 through 2000. During the calendar year 2000 approximately 4,200 new hotel rooms opened, and as of December 31, 2000 there were approximately 3,470 hotel rooms under construction. The new rooms are primarily being designed to attract the high-end gaming and convention customers, and based on construction costs, should be priced at rates well above those which have been or need to be charged by Riviera Las Vegas based on the investment in our facility.

           We believe that the growth in the Las Vegas market has been enhanced as a result of (i) a dedicated program by the Las Vegas Convention and Visitors Authority and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (ii) the increased capacity of McCarran Airport and (iii) the introduction of large themed "must see" destination resorts in Las Vegas. In 1988, approximately 1.7 million delegates attended conventions in Las Vegas and generated approximately $1.3 billion of economic impact. In 2000, the number of convention delegates had increased to 3.8 million with in excess of $4 billion of economic impact.

           During the past seven years, McCarran Airport has expanded its facilities to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran Airport has increased from approximately 22.5 million in 1993 to an estimated 36.8 million in 2000. Construction has recently been completed on numerous roadway enhancements to improve access to the Airport. McCarran Airport is ranked among the 10 busiest airports in the world based on passenger activity.

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

           The first casino in the Black Hawk/Central City market was opened in October 1991 with 14 casinos open by the end of that year. The pace of expansion increased further in 1992 with the number of casinos in the market peaking at 42 casinos. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better capitalized operators, the number of casinos has declined to 26 as of December 31, 2000.

           The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. We believe an estimated adult population exceeding 2.3 million people reside within this 100-mile radius of Black Hawk. In addition, we believe that residents within a 100 mile radius of the City of Black Hawk had an estimated average household income in excess of $50,000 per annum in 2000 based upon data contained in the Bear Sterns Global Gaming Almanac.

           Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 44.4% from 7,252 devices in 1992 to 10,469 devices in 2000. The total number of slot machines has increased 45.7% since 1992 to 10,323 in 2000 while the total number of tables in the market has decreased with 146 tables in the market at the end of 2000. Win per gaming device per day has continued to grow despite the increase in the number of gaming devices. The City of Black Hawk experienced a 22.2% increase in gaming revenue in 2000.

           The City of Black Hawk has experienced more significant growth in gaming revenues than Central City since 1992. The popularity of Black Hawk in comparison to Central City is due primarily to Black Hawk's superior access to major highways, as patrons must first pass through Black Hawk to access Central City from Denver. Due to this superior location, larger casino operators have focused on building in the City of Black Hawk. As a result, casinos in Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and convenient free parking for patrons. These factors have contributed to growth in Black Hawk gaming revenues at a compound annual rate of 29.1% since 1992 compared to a negative growth for Central City of 1.5% over the same period. The number of slot machines and tables in the City of Black Hawk have increased 119.5% and 41.0%, respectively since 1992, while the number of slot machines and tables in Central City have declined 39.5% and 57.1%, respectively over the same period.

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

Other Management Opportunities

           We are continuously reviewing opportunities to expand and become a multi-jurisdictional casino company with greater capital resources to enable us to compete more effectively. The jurisdictions include, but are not limited to, California, Mississippi, Pennsylvania and Iowa. We may also become involved in financially distressed casino properties where we believe we may be able to effect a turn-around (similar to that which we achieved at Riviera Las Vegas) and can obtain a significant equity stake. On September 29, 1999, Riviera Gaming Management entered into an agreement with Peninsula Gaming LLC to provide consulting services to Diamond Jo's Riverboat Casino in Dubuque, Iowa. This agreement terminated on September 30, 2000.

Competition

Las Vegas, Nevada

           Intense competition exists among companies in the gaming industry, many of which have significantly greater resources than our Company. Riviera Las Vegas faces competition from all other casinos and hotels in the Las Vegas area. We believe that our most direct competition comes from certain large casino/hotels located on or near the Las Vegas Strip which offer amenities and marketing programs similar to those offered by the Riviera Las Vegas.

           At December 31, 2000, the Las Vegas Convention and Visitors Authority indicated that there were 25 casinos on the Las Vegas Strip which had over 1,000 available hotel rooms. Riviera Las Vegas is ranked as the 20th largest Las Vegas Strip hotel/casino, based upon number of available hotel rooms.

           Las Vegas gaming square footage and room capacity are continuing to grow and are expected to continue to increase significantly during the next several years. During calendar year 2000 approximately 4,200 new hotel rooms opened, and as of December 31, 2000 there were approximately 3,470 hotel rooms under construction. Existing and future expansions, additions and enhancements to existing properties and construction of new properties by our competitors could divert additional business from our facilities. There can be no assurance that we will compete successfully in the Las Vegas market in the future.

           During 2000, available room nights in the Las Vegas market increased from 43.9 million to 44.7 million or 1.8%, while total room nights occupied increased from 37.4 million to an estimated 39.8 million, or 6.4%. The ending room inventory at December 31, 2000 was 124,270 compared to 120,294 at December 31, 1999, an increase of 3,976 rooms or 3.3%. This has had the effect of intensifying competition. At Riviera Las Vegas, room occupancy decreased slightly from 97.5% in 1999 to 96.7% in 2000 (still much higher than the Las Vegas Strip average). However, room rates increased by $5.79, or 11.3% from $51.07 in 1999 to $56.86 in 2000.

           We also compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states. Any future development of casinos, lotteries or other forms of gaming in other states, particularly areas close to Nevada, such as California, could have a material adverse effect on our results of operations.

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

           Our current business is highly dependent on gaming in Las Vegas. Riviera Las Vegas derives a substantial percentage of its business from tourists, principally from Southern California and the southwestern United States. Weakness in the economy of Southern California has in the past, and could in the future, adversely affect our financial results. Recent electrical energy shortages, and possible rate increases in California could also adversely affect our financial results.

Black Hawk, Colorado

           The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 2000 there were 19 gaming facilities in the Black Hawk market with nine casinos each offering more than 400 gaming positions. Construction has also begun on the "Hyatt Casino" casino due to open in the fourth quarter, 2001, which is expected to feature over 1,000 slot machines and a hotel. Other projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market.

           The gaming facilities near the intersection of Main and Mill Streets provide significant competition to Riviera Black Hawk Casino. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located across the street from our casino and has approximately 700 slot machines, 20 gaming tables and approximately 700 valet parking spaces. The Isle of Capri Casino, the most successful casino in Colorado, operated by Casino America, which opened in December 1998, is located directly across the street from our casino and features approximately 1,145 slot machines, 14 table games, 1,000 parking spaces, and opened 235 hotel rooms in 2000.

           The number of hotel rooms currently in the Black Hawk/Central City market is approximately 405, with only three gaming facilities providing hotel accommodations to patrons. These include Harvey's Wagon Wheel Casino Hotel with approximately 120 rooms, the Lodge at Black Hawk with approximately 50 rooms and the Isle of Capri Casino which opened 235 rooms in 2000 Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. However, we believe that self-parking is a more effective utilization of our available space and that providing hotel accommodations will not be a significant factor, but instead will contribute to growth in the overall market.

           Historically, the city of Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. Central City has received approval for the development of a road directly connecting Central City and Black Hawk with Interstate 70 which would allow customers to reach Central City without driving by or through Black Hawk. There remain significant financial obstacles to the development of this road and it is uncertain whether it will be developed over the near to intermediate term, or developed at all.

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

           Pursuant to a license agreement Riviera Las Vegas licenses the use at Riviera Black Hawk of all of the trademarks, service marks and logos used by Riviera Las Vegas. In addition, the license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

Riviera Las Vegas

           As of December 31, 2000, Riviera Las Vegas had approximately 1,930 full time equivalent employees and had collective bargaining contracts with eight unions covering approximately 1,210 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters and teamsters. Our agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of our unionized employees, were renegotiated in 1998 and expire in the year 2002. Collective Bargaining Agreements with the Operating Engineers and Musicians expired in 1999. The Operating Engineers approved a new agreement that expires in the year 2004. We are currently in negotiations with the Musicians Union. The Agreements with the Carpenters and Painters expired in 2000. A new agreement which expires in 2005 was negotiated with the Painters in 2000, and we are currently in negotiations with the Carpenters. New agreements were negotiated with the Teamsters in 1998 and Electricians in 1999 and expire in 2003 and 2004 respectively. On June 15, 1999, the hard count workers (employees who collect and count the coins and tokens from slot machines) voted to join the Teamsters Union. This group totaled seven at the time of the vote. On October 11, 2000, following fifteen months of unsuccessful negotiations, and after our hard count employees filed a decertifying petition with the National Labor

Relations Board ("NLRB"), the Teamsters filed a disclaimer and discontinued steps to unionize the hard count workers. On November 27, 2000, the Transport Workers Union filed a petition with the NLRB to represent the Blackjack, Dice and Poker Dealers (or, the Dealers). On February 8 and 9, 2001, the Dealers voted against representation by this union by a vote of 107 to 61. This group totaled 190 at the time of the vote. Although unions have been active in Las Vegas, we consider our employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to us.

Riviera Black Hawk

           Riviera Black Hawk opened on February 4, 2000 with approximately 450 employees. As of December 31, 2000, the total number of employees was 399. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

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

           The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time and in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

           Riviera Operating Corporation is required to be licensed by the Nevada Gaming Authorities. The gaming license held by Riviera Operating Corporation requires the periodic payment of fees and taxes and is not transferable. Riviera Operating Corporation is also licensed as a manufacturer and distributor of gaming devices. Such licenses also require the periodic payment of fees and are not transferable. We are registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and have been found suitable to own the stock of Riviera Operating Corporation. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and Riviera Operating Corporation have obtained, from the Nevada Gaming Authorities, the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

           The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or Riviera Operating Corporation in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Riviera Operating Corporation must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in the gaming activities of Riviera Operating Corporation may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Any change in a corporate position by a licensed person must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

           If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or Riviera Operating Corporation, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us or Riviera Operating Corporation to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

           We and Riviera Operating Corporation are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Riviera Operating Corporation must be reported to or approved by the Nevada Commission.

           If the Nevada Commission determined that the Nevada Act was violated by Riviera Operating Corporation the gaming license it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we or Riviera Operating Corporation and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming license of Riviera Operating Corporation or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

           Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

           License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the County in which the Riviera Operating Corporation, Riviera Gaming Management and Riviera Gaming Management-Elsinore operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or
(iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada Licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as Riviera Operating Corporation, also pay certain fees and taxes to the State of Nevada.

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

Colorado

Colorado Gaming and Liquor Regulation

Summary

         In general we, Riviera Black Hawk, our principal executive officers and those of Riviera Holdings, and any of our employees who are involved in our gaming operations, are required to be found suitable for licensure by the Colorado Gaming Commission. Colorado also requires that significant stockholders of 5% or more of our stock be certified as suitable for licensure. Riviera Black Hawk's original retail gaming license was approved by the Colorado Gaming Commission on November 18, 1999, and was successfully renewed on November 18, 2000.

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

           The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; gaming is free from criminal and corruptive elements; (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other affirmative Commission approval has any right to a license or to the granting of the approval sought.
Any license issued or other commission approval granted pursuant to the provisions of this Article is a revocable privilege, and no holder acquires any vested rights therein.

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

           The municipality of Black Hawk assesses an annual device fee of $750 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city. In addition, a business improvement fee of as much as $89.04 per device and a transportation authority device fee of $154.08 per device also may apply depending upon the location of the licensed premises in Black Hawk.

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

           A qualifying person who is an institutional investor under Rule 4.5 and who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

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

Alcoholic Beverage Licenses

           The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses. Violation of state alcoholic beverage laws may constitute a criminal offense resulting in incarceration, fines, or both.

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

Item 2.    Properties

           Riviera Hotel and Casino

           The Riviera Las Vegas complex is located on the Las Vegas Strip, occupies approximately 26 acres and comprises approximately one-million square feet, including 110,000 square feet of casino space, 160,000 square foot convention, meeting and banquet facility, approximately 2,100 hotel rooms
(including   approximately  169  luxury  suites)  in  five  towers,   three
restaurants, a buffet, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, executive and other offices for Riviera Las Vegas are located on the property.

           There are 40 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

           The entire Riviera Las Vegas complex is encumbered by a first deed of trust securing the Notes. See, "Management's Discussion And Analysis of Financial Condition And Results of Operations."

           Riviera Black Hawk

           Riviera Black Hawk owns the Black Hawk land, which is located on a 71,000 square foot parcel of real property in Black Hawk, Colorado and comprises of approximately 32,000 square feet of gaming space and parking for approximately 520 vehicles (substantially all of which are covered), a 265 seat buffet, two bars and an entertainment center with seating for approximately 430 people.

Item 3.    Legal Proceedings

           Paulson, et al. v. Jefferies, Riviera Holdings Corporation, et al., United States District Court for the Central District of California, No. CV 98-2644 (ABC) (the "California Action"). We and the plaintiffs to this action entered into a Settlement Agreement dated as of July 2, 1999. The Settlement Agreement was conditioned upon the United States District court for the Central District of California (the "Court") entering a Settlement Bar Order and Final Judgment and provided that upon the entering of such an Order: (i) we would pay plaintiff Allen E. Paulson (and his heirs or successors) ("Paulson") $3,477,412 ($7.50 per share) for the 463,655 shares of Riviera Holdings Corporation common stock owned by Paulson, (ii) Paulson would receive $1,522,587.50 from the funds being held in escrow for the benefit of holders of Riviera Holdings Corporation's Contingent Value Rights ("CVRs"), (iii) the remainder of the escrow of approximately $4,340,000 would be distributed to the holders of the CVRs, and (iv) Paulson would file an amended complaint which eliminated allegations of wrongdoing against us.

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

           On November 1, 1999, Morgens, Waterfall served a notice of motion to remand the Nevada Action from the Nevada federal court back to Nevada state court. We and the other defendants opposed the motion, and on May 24, 2000, the Court denied Morgens, Waterfall's motion.

           On January 31, 2000, Morgens, Waterfall served an Amended Summons and a First Amended Verified Complaint on Riviera Holdings Corporation with subsequent service on directors. The Amended Complaint asserts four claims for relief. In the first claim for relief, Morgens, Waterfall asserts that there is a dispute as to the meaning of the amended complaint filed by Paulson in the California Action pursuant to the Settlement Agreement. Morgens, Waterfall seeks an affirmation injunction requiring Riviera Holdings Corporation to seek clarification from Paulson as to the meaning of this amended complaint. In its second claim for relief, Morgens, Waterfall seeks indemnification from Riviera Holdings Corporation for all damages and costs incurred in the California Action by reason of any misconduct alleged by Paulson against Riviera Holdings Corporation. In its third claim for relief, Morgens, Waterfall claims that Riviera Holdings corporation and the director defendants breached fiduciary duties to Morgens, Waterfall when it consummated the Settlement Agreement and secured the settlement Bar Order because it left Morgens, Waterfall unprotected from claims based on Riviera Holdings Corporation's alleged misconduct and, in addition, harmed Morgens, Waterfall because Riviera Holdings Corporation allegedly paid too much for Paulson's stock. Morgens, Waterfall styles its fourth claim for relief as a "derivative claim" and asserts it only against the director defendants. Morgens, Waterfall claims that the director defendants violated their fiduciary duties by entering into the Settlement Agreement and securing the Settlement Bar Order.

           On April 17, 2000, the Company and its directors moved to dismiss Morgens, Waterfall's Amended Complaint. In response, Morgens, Waterfall opposed the directors' motion but "conceded" its claim against the Company. As a consequence, Morgens, Waterfall no longer asserts any claim against the Company, but it has opposed dismissing the Company from the action on the ground that the Company is a "nominal defendant" with respect to the derivative claims asserted by Morgens, Waterfall against the directors. The directors' motion to dismiss has not yet been decided by the Court. We believe all these claims are without merit and intend to vigorously defend against them.

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

           PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

           The Company's Common Stock began trading on the American Stock Exchange on May 13, 1996 and was reported on the NASDAQ Bulletin Board prior to that date. As of March 8, 2001, based upon information available to it, the Company believes that there were approximately 600 beneficial holders of the Company's Common Stock.

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

           The table below sets forth the high and low sales prices by quarter for the years ended December 31, 2000, 1999 and 1998, based on information provided by certain brokers who have had transactions in the Company's Common Stock during the year:

                  First                 Second                  Third                 Fourth
                 Quarter                Quarter                Quarter                Quarter
         2000
         HIGH     $7.88                  $8.13                  $8.13                  $7.63
          LOW      5.88                   6.75                   6.75                   6.50

         1999
         HIGH     $7.25                  $6.38                  $6.13                  $6.63
          LOW      4.00                   3.94                   4.00                   3.94




Item 6.  Selected Financial Data

                  The following table sets forth a summary of selected financial data for the Company for the years ended December 31, in thousands (except Net Income (Loss) per Common Share):

-----------------------------------------------------------------------------------------------
                                             2000       1999       1998        1997       1996
-----------------------------------------------------------------------------------------------
Net Operating  Revenue                   $206,787   $158,173   $159,955    $153,793   $164,409
--------------------------------------
Net Income (Loss)                         (4,215)    (2,869)    (4,057)       2,088      8,440
--------------------------------------
Net Income (Loss) Per Diluted Common      ($1.05)    ($0.58)    ($0.81)       $0.40      $1.63
Share
--------------------------------------
Total Assets                              283,710    288,990    244,909     347,866    167,665
--------------------------------------
Long-Term Debt                            229,705    229,052    179,439     175,512    109,088
-----------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

              The following table sets forth the Company's income statement data as a percentage of net revenues (unless otherwise noted) for the Company for the periods indicated:

    ------------------------------------------------------------------------------------------------------------
                                                                       2000           1999            1998
    ------------------------------------------------------------------------------------------------------------
    Revenues:
    Casino                                                             54.6%          46.8%           48.6%
    Rooms                                                              21.2%          25.2%           24.8%
    Food and Beverage....                                              14.9%          15.9%           15.0%
    Entertainment                                                      11.9%          13.3%           13.5%
    Other                                                               5.1%           7.4%            7.0%
    Less promotional  allowances                                       (7.6%)         (8.6%)          (8.7%)
      Net revenues                                                    100.0%         100.0%          100.0%
    Costs and Expenses:
     Casino(1)                                                         55.7%          58.3%           58.3%
     Rooms(1)                                                          53.3%          54.9%           52.7%
     Food and Beverage(1).                                             69.7%          72.9%           73.3%
     Entertainment(1)                                                  77.3%          77.5%           78.3%
     Other(1)                                                          29.9%          27.6%           29.7%
     General and administrative                                        19.9%          18.7%           16.9%
     Corporate expenses,  Severance Pay                                 0.0%           0.0%            0.3%
     Preopening expense - Black Hawk, Colorado project                  0.6%           0.4%            0.0%
     Depreciation and amortization                                      8.6%           8.8%            7.6%
    Total Costs and Expenses                                           91.8%          93.0%           89.8%
    Income from operations                                              8.2%           7.0%           10.2%
    Interest expense on $100 million notes                              0.0%           0.0%           (2.9%)
    Interest income on Treasury Bills to retire $100 million notes      0.0%           0.0%            1.5%
    Interest expense, other                                           (13.5%)        (14.8%)         (12.2%)
    Interest income, other                                              1.2%           1.4%            1.5%
    Interest, capitalized                                               0.3%           3.0%            1.7%
    Income (expense), net                                               0.6%          (1.2%)          (0.8%)
    Loss before provision for income taxes                             (3.2%)         (4.6%)          (1.0%)
    Benefit for income  taxes                                          (1.3%)         (2.8%)          (0.3%)
     Net Loss before extraordinary item                                (2.0%)         (1.8%)          (0.7%)

    Extraordinary item, net of income taxes of $1.6 million             0.0%           0.0%           (1.9%)

    Net Loss                                                           (2.0%)         (1.8%)          (2.5%)

     EBITDA (2) margin                                                 17.4%          16.2%           18.2%
----------------------------------------------------------------------------------------------------------------
(1) Shown as a percentage of corresponding departmental revenue.

(2) EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding corporate expenses, preopening expense - Black Hawk, Colorado project, severance pay and Paulson Merger/litigation costs included in Other, net.) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies

2000 Compared to 1999

Special Factors Effecting Comparability of Results of Operations

Riviera Black Hawk was in the development stage during 1999 and until February 4, 2000 when the casino opened. Accordingly, the consolidated results of operations for fiscal 2000 and 1999 may not be comparable.

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. EBITDA from properties for the purposes of this table excludes corporate expense, pre-opening expense and inter-company management fees. Operating income from properties is presented as shown on the Consolidated Statement of Operations.

(In thousands)                                                            2000             1999

-------------------------------------------------------------
Net revenues:
   Riviera Las Vegas                                                  $166,841         $157,109
   Riviera Black Hawk                                                   39,713                0
   Riviera Gaming Management                                               233            1,064
       Total Net Revenues                                             $206,787         $158,173

-------------------------------------------------------------
EBITDA:

   Riviera Las Vegas                                                   $29,249          $24,631
   Riviera Black Hawk                                                    6,597                1
   Riviera Gaming Management                                                88            1,047
       Total EBITDA                                                    $35,928          $25,679

-------------------------------------------------------------
EBITDA Margin(3):
   Riviera Las Vegas                                                     17.5%            15.7%
   Riviera Black Hawk (preopening expense in 1999)                       16.6%
   Riviera Gaming Management                                             37.8%            98.4%
       Total EBITDA                                                      17.4%            16.2%

Income (loss) from Operations

   Riviera Las Vegas                                                   $14,910          $10,641
   Riviera Black Hawk                                                    1,881            (595)
   Riviera Gaming Management                                                88            1,047
       Total Income from Operations                                    $16,879          $11,093

-------------------------------------------------------------
(3)      Shown as a percentage of  net revenue.

Riviera Las Vegas

Revenues

                  Net revenues increased by approximately $9.7 million, or 6.2%, from $157.1 million in 1999 to $166.8 million in 2000 due primarily to increased room and entertainment revenues as described below. Casino revenues increased by approximately $0.8 million, or 1.1%, from $74.1 million during 1999 to $74.9 million during 2000 due to an increase in slot machine revenue. Room revenues increased by approximately $3.9 million, or 9.8% from $39.9 million 1999 to $43.8 million during 2000 as a result of an increase in average room rate of $5.16, or 10%, which was offset by a slight decrease in hotel occupancy from 97.5% to 96.6%. Food and beverage revenues increased approximately $1.7 million, or 6.4%, from $25.1 million 1999 to $26.8 million during 2000 due to higher cover counts and modestly increased prices. Entertainment revenues increased by approximately $3.5 million, or 16.7%, from $21.0 million during 1999 to $24.5 million during 2000 due primarily to the increase in Splash revenues as a result of the showroom renovation and the new show which opened in late 1999. Other revenues decreased by approximately $0.7 million, or 6.7%, from $10.6 million during 1999 to $9.9 million during 2000 due primarily to decreased management fees from Riviera Gaming Management Elsinore's contract which expired December 30, 1999. Promotional allowances decreased by approximately $0.6 million, or 4.4%, from $13.6 million during 1999 to $13.0 million during 2000 primarily due to decreases in comps related to lower table games activity.

Direct Costs and Expenses of Operating Departments

                  Total direct costs and expenses of operating departments increased by approximately $3.2 million, or 3.1%, from $102.9 million in 1999 to $106.1 million in 2000. Casino expense decreased by approximately $2.2 million, or 5.1%, from $43.2 million during 1999 to $41.0 million during 2000. Casino expenses as a percent of casino revenue declined from 58.3% in 1999 to 54.7% in 2000 due to decreased casino marketing costs and bad debts expense. Room costs increased $1.5 million, or 6.9% from $21.9 million in 1999 to $23.4 million in 2000, due to increased payroll under union contracts and additional convention sales. Food and beverage costs increased by approximately $1.5 million, or 8.2%, from $18.3 million during 1999 to $19.8 million during the 2000 period. Food and beverage costs as a percentage of food and beverage revenues increased from 72.9% during 1999 to 73.5% during 2000 because payroll and other costs increased modestly. Entertainment costs increased by approximately $2.7 million, or 16.6%, from $16.3 million during 1999 to $19.0 million during 2000 as arrangements with producers allowed us to maintain our profit margins at approximately 23% of gross entertainment revenues. Other expenses decreased by approximately $84,000, or 2.6%, from $3.2 million to $3.1 million due to reduced costs of long distance telephone service.

Other Operating Expenses

                   General and administrative expenses increased by approximately $1.9 million, or 6.2%, from $29.6 million for 1999 to $31.5 million in 2000 due primarily to increased labor costs and health insurance claim costs. General and administrative expenses were approximately 19% of net revenues in both 2000 and 1999. Depreciation and amortization increased by approximately $0.9 million, or 6.4%, from $14.0 million during the 1999 period to $14.9 million during the 2000 period due to the added depreciation of the expanded Convention Center and recent property remodels.

EBITDA

                Riviera Las Vegas EBITDA, as defined, increased by approximately $4.6 million, or 18.7%, from $24.6 million in 1999 to $29.2 million in 2000. During the same periods, EBITDA margin increased from 15.7 % to 17.5% of net revenues.

Riviera Black Hawk

Revenues

                  Riviera Black Hawk opened on February 4, 2000. It had net revenues of approximately $39.7 million for the appoximate eleven month period in 2000. Casino revenues were $38.1 million, including $36.3 million in slot revenue and $1.7 million in table games revenue.

Food and beverage revenues were approximately $4.0 million, of which 2.8 million were complimentary (promotional allowance). Other revenues were approximately $0.4 million primarily from ATM transaction fees.

Direct Costs and Expenses of Operating Departments

                  Total direct costs and expenses of operating departments were approximately $23.6 million, in 2000. Casino expense were approximately $21.9 million, 57.5% of casino revenues. Food and beverage costs were approximately $1.7 million, or 133% of net food and beverage revenues as the buffet in Black Hawk is used as a marketing amenity.

Other Operating Expenses

                  General and administrative expenses were approximately $9.5 million, or 23.9% of net revenues for 2000. Depreciation and amortization were approximately $2.9 million, or 7.3% of net revenues.

EBITDA

                Riviera Black Hawk EBITDA, as defined, was $6.6 million, or 16.6% of net revenues.

CONSOLIDATED OPERATIONS

Other Income (Expense)

                  Interest expense on the $175 million 10% First Mortgage Notes issued by the company of $17.5 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $20 million in 2000 and 1999. Interest expense on the $45 million 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $7.7 million in 2000. Capitalized interest was $616,000 in 2000, which was primarily from the Black Hawk, Colorado project, decreased approximately $2.4 million from 1999.

                  Other expenses, net include an insurance reimbursement of Paulson litigation costs of $1.2 million in 2000.

         Net Loss

                  The consolidated net loss increased approximately $1.3 million from $2.9 million in 1999 to $4.2 million in 2000 due primarily to higher total interest expense offset by lower capitalized interest in 2000. Federal income tax benefits as a percent of losses were lower in 2000 because the Company reflected the results of an audit by the Internal Revenue Service in 1999. The audit resulted in the release of reserves of $2.2 million for taxes on employee meals and other items, which were settled favorably to the Company.

EBITDA

                Consolidated EBITDA, as defined, increased by approximately $10.2 million, or 39.7%, from $25.7 million in 1999 to $35.9 million in 2000. During the same periods, EBITDA margin increased from 16.3% to 17.4% of net revenues.

1999 Compared to 1998

Revenues

         Net revenues decreased by approximately $1.8 million, or 1.1%, from $159.9 million in 1998 to $158.2 million in 1999. Casino revenues decreased by approximately $3.6 million, or 4.6%, from $77.7 million during 1998 to $74.1 million during 1999 due primarily to a 2.4% fall in table games hold percentage from 1998, which decreased win by approximately $2.1 million. Table games drop was $6.6 million down from 1998, resulting in a loss of $1.2 million in tables games revenue. Slot coin-in, however, increased $10.6 million from 1998, which contributed an additional $700,000 in slot revenue. Room revenues increased by approximately $300,000, or 0.7%, from $39.6 million in 1998 to $39.9 million during 1999 as a result of an increase in hotel occupancy from 95.2% to 97.5% (based on available rooms) offset by a slight decrease in average room rate of $1.04, or 1.9%. Food and beverage revenues increased approximately $1.2 million, or 4.9%, from $23.9 million in 1998 to $25.1 million during 1999 due primarily to the expansion of the convention center banquet facilities in February 1999. Entertainment revenues decreased by approximately $550,000, or 2.6%, from $21.5 million during 1998 to $21.0 million during 1999 due primarily to the closing of Splash in early November 1999 until December 25, 1999 for renovation. Other revenues increased by approximately $550,000, or 5.0%, from $11.2 million during 1998 to $11.7 million during 1999 due primarily to increased telephone and gift shop revenues. Promotional allowances decreased by approximately $300,000, or 2.4%, from $14.0 million during 1998 to $13.7 million during 1999 consistent with the decrease in table games play.

Direct Costs and Expenses of Operating Departments

           Total direct costs and expenses of operating departments decreased by approximately $1.0 million, or 0.9%, from $103.8 million in 1998 to $102.9 million in 1999. Casino expense decreased by approximately $2.1 million, or 4.6%, from $45.3 million during 1998 to $43.2 million during 1999 and casino expenses as a percent of casino revenue remained constant at 58.3% in 1998 and 1999, due to decreased casino marketing costs. Room costs increased $1.1 million, or 5.0% from $20.8 million in 1998 to $21.9 million in 1999, and room costs as a percentage of room revenues increased from 52.7% during 1998 to 54.9% during 1999 due to additions to hotel operations staff in an effort to better accommodate our guests. Food and beverage costs increased by approximately $800,000, or 4.4%, from $17.5 million during 1998 to $18.3 million during the 1999 period resulting from a corresponding increase in revenues. Food and beverage costs as a percentage of food and beverage revenues decreased from 73.3% during 1998 to 72.9% during 1999 because food and beverage revenue increased while payroll and other costs remained relatively constant. Entertainment costs decreased by approximately $600,000, or 3.5%, from $16.9 million during 1998 to $16.3 million during 1999 and entertainment expense as a percentage of entertainment revenues decreased from 78.3% during 1998 to 77.5% in 1999 due to the increase in revenues in special events and the box office operation. Other expenses decreased by approximately $100,000, or 2.4%, from $3.3 million to $3.2 million due to reduced costs of long distance telephone service.

Other Operating Expenses

           General and administrative expenses increased by approximately $2.5 million, or 9.4%, from $27.0 million for 1998 to $29.5 million in 1999 due primarily to increased incentive and employee retention plan costs required to retain personnel in the competitive gaming environment. As a percentage of total net revenues, general and administrative expenses increased from 16.9% during the 1998 period to 18.7% during the 1999 period. Additionally, utility costs have increased approximately $600,000 from 1998 to 1999 due to the expansion of the convention center. Depreciation and amortization increased by approximately $1.9 million, or 15.3%, from $12.1 million during the 1998 period to $14.0 million during the 1999 period due to a significant increase in depreciable capital expenditures for operating assets in the twelve months ended December 31, 1999 totaling approximately $31.1 million.

Other Income (Expense)

         Interest expense on the $100 million notes of $4.6 million, less interest income on U.S. Treasury Bills of $2.3 million was recorded in 1998 until the notes were redeemed on June 1, 1998. Interest expense, other increased by $3.9 million due to the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999. Interest income, other decreased $200,000 because of the decrease in investment balances for the period as the proceeds of the $175 million notes were utilized in the Convention Center Pavillion in early 1999 and the proceeds of the $45 million notes were utilized in the Black Hawk, Colorado project in the second half of 1999. Capitalized interest increased $2.1 million primarily on the Black Hawk, Colorado project but also on the Convention Center Pavillion and Pavillion Sky Box projects.

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

Net Income, (Loss)

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

Liquidity and Capital Resources

         The Company had cash and short term investments of $52.2 million at December 31, 2000, which was an increase of $9.4 million from the balances at December 31, 1999.

         For 2000, the Company's net cash provided by operating activities was $19 million compared to $6.7 million in 1999. Cash flows used in investing activities were $4.2 million in 2000. Cash flows used in investing activities were $57.9 million in 1999. Net cash used in financing was $5.8 million in 2000 primarily due to the repurchase of treasury stock and Black Hawk First Mortgage Notes. Net cash provided by financing was $45.2 million in 1999. EBITDA, as defined, for 2000 and 1999 was $35.9 million and $25.7 million, respectively. Management believes that cash flow from operations, combined with the $52.2 million cash and short term investments, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months.

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

         The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its unrestricted subsidiary Riviera Black Hawk, Inc. under the 13% Notes Indenture), subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At December 31, 2000, the Company believes that it is in compliance with the covenants.

Item 7A Disclosure

Interest Rate Sensitivity

Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in Thousands)                                                                                          Fair Value
                                  2001       2002       2003       2004       2005     Thereafter      Total        At
                                                                                                                 12/31/00

Long Term Debt
Including Current Portion

Equipment loans and
 Capital leases-Las Vegas          $1,103     $1,201     $1,285     $1,005        $17                    $4,611     $4,611

Average interest rate                8.0%       7.8%       7.8%       8.4%       8.4%

 10% First Mortgage Note                                          $173,885                             $173,885   $150,500

Average interest rate                                                10.0%

Equipment loans
Black Hawk, Colorado                  $10         $8                                                        $18        $18

Average interest rate               11.2%       11.2%

Capital leases
Black Hawk, Colorado               $1,672     $1,848     $2,044     $2,263       $658                    $8,485     $8,485

Average interest rate              10.8%       10.8%     10.8%       10.8%      10.8%

Special Improvement
District Bonds-Black Hawk,

 Colorado casino project              $86        $68        $71        $76        $81          $221        $603       $603

Average interest rate                5.5%       5.5%       5.5%       5.5%       5.5%          5.5%


 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                                       $38,441                   $38,441    $38,441

Average interest rate                                                           13.0%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

           Information regarding this item is incorporated by reference to the Company's Proxy Statement to be filed on or about April 10, 2001, relating to the Annual Meeting of Stockholders to be held on May 15, 2001 and is made a part hereof.

Item 11.   Executive Compensation

           Information regarding this item is incorporated by reference to the Company's Proxy Statement to be filed on or about April 10, 2001, relating to the Annual Meeting of Stockholders to be held on May 15, 2001 and is made a part hereof.

Item 12.   Principal Shareholders

           Information regarding this item is incorporated by reference to the Company's Proxy Statement to be filed on or about April 10, 2001, relating to the Annual Meeting of Stockholders to be held on May 15, 2001 and is made a part hereof.

Item 13.   Certain Relationships and Related Transactions

           Information regarding this item is incorporated by reference to the Company's Proxy Statement to be filed on or about April 10, 2001, relating to the Annual Meeting of Stockholders to be held on May 15, 2001 and is made a part hereof.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)(1)   List of Financial Statements

           The following Independent Auditors' Report and the consolidated Financial Statements of the Company are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

- Independent Auditor's Report dated February 14, 2001. - Consolidated Balance Sheets as of December 31, 2000 and 1999.
- Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.
- Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.
-        Notes to Consolidated Financial Statements.

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

           (b)      Reports on Form 8-K

           The Company filed the following current reports on Form 8-K:

           - 8-K filed October 6, 2000, announcement that Robert Vannuci was appointed President and Chief Operating Officer of the Company's wholly owned subsidiary, Riviera Operating Corporation.

           - 8-K field October 27, 2000, announcing that the Company had released its third quarter, 2000, financial results and announcing the Company had purchased 50,000 shares of its outstanding stock in a private transaction.

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

                                           March 20, 2001


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                           Date


/s/ WILLIAM L. WESTERMAN    Chairman of the Board, Chief          March 20, 2001
William L. Westerman        Executive Officer and President

/s/ DUANE R. KROHN          Treasurer (Principal Financial        March 20, 2001
Duane R. Krohn              and Accounting Officer)

/s/ ROBERT R. BARENGO       Director                              March 20, 2001
Robert R. Barengo

/s/ JAMES N. LAND, JR.      Director                              March 20, 2001
James N. Land, Jr.

/s/ JEFFREY A. SILVER       Director                              March 20, 2001
Jeffrey A. Silver

                                  EXHIBIT INDEX

Exhibit                                Description
Number

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

10.5*                                  Lease Agreement  between  Riviera,  Inc.
                                       and Leroy's Horse and Sports Place (see
                                       Exhibit 10.3 to Form 10, Commission File
                                       No. 0-21430)

10.6* Indemnity Agreement, dated June 30, 1993, from Riviera, Inc. and Meshulam Riklis in favor of the Company and Riviera Operating Corporation(see Exhibit
                                       10.7 to Registration Statement Form S-1 filed with the Commission on August 11, 1993, File No. 33-67206)

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

10.17* Tax Sharing Agreement between the Company and Riviera Operating Corporation dated June 30, 1993 (see Exhibit 10.24 to Amendment No. 1 to Registration Statement Form S-1 filed with the Commission on August 19, 1993, File No. 33-67206)

10.18* The Registrant's 1993 Stock Option Plan (see Exhibit 10.25 to Amendment No. 1 to Registration Statement Form S-1 filed with the Commission on August 19, 1993, File No. 33-67206)

10.19*                                 Form of Stay Bonus Agreement (see Exhibit
                                       10.27 to Form 10-Q filed with the
                                       Commission on November 9,1994, Commission
                                       File No. 0-21430)

10.20* Amendment dated February 19, 1995, to Lease Agreement between Riviera, Inc. and Mardi Gras Food Court, Inc. (filed with Exhibits 10.3 and 10.4)

10.21* Amendment dated September 30, 1994, to Employment Agreement between Riviera, Inc. and William L. Westerman (filed with
                                       Exhibit 10.12)

10.22* Management Agreement by and between Elsinore Corporation, Four Queens, Inc. and Riviera Gaming Management Corp. - Elsinore (see Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 000-21430)

10.23* Employment Agreement dated as of November 21, 1996 by and between the Company, Riviera Operating Corporation and William
                                       L.  Westerman (see Exhibit 10.31 to Form
                                       10-K for the fiscal  year ended  December
                                       31,  1996, Commission File No.000-21430)

10.24* Revolving Line of Credit Loan Agreement dated February 28, 1997 by and between the Company,Riviera Operating Corporation and U.S. Bank of Nevada (see Exhibit
                                       10.32 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 000-21430)

10.25* Letter of Intent dated March 4, 1997 between the Company and Eagle Gaming,L.P. (see Exhibit 10.33 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 000-21430)

10.26* Deed of Trust, Assignment of Rents, Leases, Fixture Filing and Security Agreement, dated August 13, 1997, executed by Riviera Holdings Corporation for the benefit of Norwest Bank Minnesota, National Association (see
                                       Exhibit 10.1 to Form 8-K filed August 18,
                                       1997, Commission File No. 000-21430)

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

10.28* Stock Pledge and Security Agreement,dated August 13, 1997, executed by Riviera Holdings Corporation (see Exhibit 10.3 to Form 8-K filed August 18, 1997, Commission File No. 000-21430)

10.29* Stock Pledge and Security Agreement, dated August 13, 1997,executed by Riviera Operating Corporation (see Exhibit 10.4 to Form 8-K filed August 18, 1997, Commission File No. 000-21430)

10.30* Stock Pledge and Security Agreement, dated August 13, 1997,executed by Riviera Gaming Management, Inc. (see Exhibit
                                       10.5 to Form 8-K filed August 18, 1997,
                                       Commission File No. 000-21430)

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

10.32* First Amendment to Revolving Line of Credit Loan Agreement, dated August 12, 1997, between Riviera Holdings Corporation,Riviera Operating Corporation and U.S. Bank (see Exhibit 10.7 to Form 8-K filed August 18, 1997, Commission File No. 000-21430)

10.33* Escrow Agreement, dated September 15, 1997, by and among R&E Gaming Corp., Riviera Holdings Corporation, and State Street Bank and Trust Company of California (see Exhibit 10.2 to Form 8-K filed September 29, 1997, Commission File No. 000-21430)

10.34* Employment agreement between the Company and Ronald P. Johnson effective July 1, 1998 (see, Exhibit 10.34 of Form 10Q filed November 6, 1998.)

10.35* Employment agreement between the Company and Duane R. Krohn effective July 1,1998 (see, Exhibit 10.35 of Form 10Q filed November 6, 1998.)

10.36* Employment agreement between the Company and Robert A. Vannucci effective July 1, 1998 (see, Exhibit 10.36 of Form 10Q filed November 6, 1998.)

10.37* Employment agreement between the Company and Jerome P. Grippe effective July 1, 1998 (see, Exhibit 10.37 of Form 10Q filed November 6, 1998.)

10.38* Consulting Agreement between Riviera Gaming Management, Inc. and Peninsula Gaming Partners, LLC, dated January 1, 2000. (see, Exhibit 10.38 of Form 10k filed March 20, 2000.)

10.39 Amendment to Employment agreement between the Company and Robert A. Vannucci effective October 1, 2000.

10.40 Amendment to Employment agreement between the Company and William L. Westerman effective January 1, 2001.

10.41 Deferred Compensation Plan dated November 1, 2000, adopted by the Company on October 2, 2000 (Registration Statement Form S - 8 filed with the Commission on February 14, 2001).

10.42 Restricted Stock Plan dated January 2, 2001, adopted by the Company on October 2, 2000 (Registration Statement Form S - 8 filed with the Commission on February 14, 2001).

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

Exhibit 10.39
                                          AMENDMENT

                                             TO

                                    EMPLOYMENT AGREEMENT

         This AMENDMENT ("AMENDMENT"), dated as of October 1, 2000, is made a part of that certain EMPLOYMENT AGREEMENT ("AGREEMENT"), dated July 1, 1998, by and between RIVIERA HOLDINGS CORPORATION ("RHC"), and its wholly-owned subsidiary, RIVIERA OPERATING CORPORATION ("ROC") (collectively the "COMPANY"), and ROBERT VANNUCCI ("EXECUTIVE").

         The parties hereto agree to amend that certain AGREEMENT as follows:

         1.     EFFECTIVE DATE:

                  This AMENDMENT shall be in effect as of October 1, 2000.

         2.     EMPLOYMENT:

                  During the Term of Employment (as defined below), the COMPANY agrees to employ EXECUTIVE as President and Chief Operating Officer of RIVIERA OPERATING CORPORATION upon the terms and conditions and for the compensation provided in both this AMENDMENT and the AGREEMENT, and EXECUTIVE agrees to be so employed and to render the services specified in both this AMENDMENT and the AGREEMENT.

          3.     TERM:

                  The Term of Employment of EXECUTIVE is hereby extended until December 31, 2001, subject to earlier termination as provided in Section 10 of the AGREEMENT. The AMENDMENT and AGREEMENT (collectively the "AGREEMENT II"), shall automatically renew on an annual basis unless either party gives the other party one-hundred twenty (120) days written notice of intention not to renew. The initial term and any extension thereof shall collectively be referred to as the "TERM".

          4.    COMPENSATION:
                 (1)  Cash Salary:     Commencing October 1, 2000,
                                       $300,000 per year paid bi-weekly

                 (2)  Restricted Stock:  (i) Commencing January 1, 2001, and
                                             continuing for each quarter during
                                             the Term of Agreement II, Executive
                                             shall receive $25,000 of RHC
                                             Restricted Stock per quarter from
                                             treasury stock at the closing price
                                             on the first day of each quarter,
                                             or next business day as applicable
                                             ; and

                                        (ii) Commencing for calendar year 2001,
                                             EXECUTIVE shall  receive RHC
                                             Restricted Stock from treasury
                                             stock at the closing price on March
                                             15, of each applicable year,or next
                                             business day as applicable, in an
                                             amount equal to the EXECUTIVE level
                                             incentive earned (e.g., at one-
                                             hundred percent (100%), EXECUTIVE
                                             awarded an additional $100,000 in
                                             Restricted Stock at market price
                                             from treasury stock).

                  (3)  Cash Incentive:       Amount earned at EXECUTIVE level
                                             (e.g.,at one-hundred percent(100%),
                                             EXECUTIVE awarded $100,000)

           5.     NON-RENEWAL:

                  In the event the COMPANY exercises its option not to renew the AGREEMENT II during any TERM for any reason except CAUSE as defined in the AGREEMENT, EXECUTIVE shall receive the following during the non-renewal calendar year subject to mitigation (collectively "SEVERANCE"):

                  (1) Cash salary in the amount of Four Hundred Thousand Dollars ($400,000.00) paid bi-weekly;

                  (2) Cash incentive bonus in an amount equal to two hundred percent (200%) of the executive incentive cash bonus awarded during EXECUTIVE's last renewed calendar year (e.g., if one hundred percent (100%) of executive bonus level is achieved which represents One Hundred Thousand Dollars ($100,000.00), EXECUTIVE awarded Two Hundred Thousand Dollars ($200,000.00). EXECUTIVE shall not receive restricted stock pursuant to paragraph 4(b)(ii);

                  (3)      Full insurance benefits and use of a COMPANY vehicle;

                  (4) EXECUTIVE shall not receive restricted stock pursuant to paragraph 4(b)(i); and

                  (5) The foregoing SEVERANCE is in lieu of any payments to which EXECUTIVE would have been entitled pursuant to any Termination Agreement then in effect.

          6.     DEATH OR DISABILITY:

                  If during the TERM of this AGREEMENT II EXECUTIVE's employment is terminated due to death or disability of EXECUTIVE, EXECUTIVE or his estate shall receive the following:

                  (1) Four Hundred Thousand Dollars ($400,000.00) payable bi-weekly in twenty-six (26 equal installments commencing upon such termination; and

                  (2) On or before March 15th of the calendar year immediately following such termination, a prorated share of the SEVERANCE cash bonus to which EXECUTIVE would have been entitled had the COMPANY exercised its option not to renew the AGREEMENT II. For example, if such termination occurs on June 30th and the EXECUTIVE level bonus is at one-hundred percent (100%),the cash incentive due on the following March 15th is One Hundred Thousand Dollars ($100,000.00) (6/12 x $200,000.00; cash is substituted for restricted stock).

            7.   RENEGOTIATION:

                  This AMENDMENT and AGREEMENT II is subject to renegotiation for the calendar year 2002.

            8.   CONFLICT OF TERMS:

                  In the event there is a conflict between this AMENDMENT and the AGREEMENT, the terms of this AMENDMENT shall control.

            9.   REMAINING PROVISIONS:

                  Except as changed by this AMENDMENT, all other terms and conditions of the AGREEMENT shall remain in full force and effect.

           10.   CHOICE OF LAW:

                  This AGREEMENT II shall be interpreted in accordance with the laws of the State of Nevada. The only proper venue for any legal action shall be Clark County, Nevada.

         IN WITNESS WHEREOF, the parties hereto have agreed to this AMENDMENT TO EMPLOYMENT AGREEMENT as of the day and year first written above.

COMPANY:                                                EXECUTIVE:
RIVIERA HOLDINGS CORPORATION                            ROBERT VANNUCCI
and its wholly-owned subsidiary
RIVIERA OPERATION CORPORATION



By:______________________________                    __________________________
     WILLIAM L. WESTERMAN                               ROBERT VANNUCCI
     Chief Executive Officer

Exhibit 10.40


                                 FIRST AMENDMENT

                             TO EMPLOYMENT AGREEMENT

                                     BETWEEN

                               WILLIAM L. WESTERMAN
                                       AND

                        RIVIERA HOLDINGS CORPORATION AND

                          RIVIERA OPERATING CORPORATION

         This AMENDMENT dated January 1, 2001, to the Employment Agreement dated as of November 21, 1996 (the "AGREEMENT"), by and among RIVIERA HOLDINGS CORPORATION ("RHC"), and its wholly-owned subsidiary, RIVIERA OPERATING
CORPORATION ("ROC") (collectively the "COMPANY"), and WILLIAM L. WESTERMAN ("EXECUTIVE").

         WHEREAS, This Amendment has been approved by the COMPANY's Board of Directors on December 6, 2000.

         NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, the parties hereto agree as follows:

11. There shall be no further COMPANY contribution to the principal of EXECUTIVE's retirement account following the January 1, 2001 COMPANY contribution. Interest will continue to accrue.

12. To the extent that EXECUTIVE's year 2001 incentive bonus exceeds Four Hundred Thousand Dollars ($400,000.00), such excess amount shall be applied to reduce the principal balance of EXECUTIVE's retirement account in the exact amount of such excess at the time the incentive is paid (approximately March 15, 2002).

13. In the event that EXECUTIVE's Rabbi Trust has not been funded, the balance of principal and interest of such Rabbi Trust shall be paid to EXECUTIVE upon EXECUTIVE's retirement, termination (unless for a cause) or upon a change in control of the Company.

14. Except as otherwise specifically provided herein, the terms and conditions of the AGREEMENT shall remain in full force and effect.

         IN WITNESS WHEREOF, the parties have duly executed this AGREEMENT as of the day and year first written above.

RIVIERA HOLDINGS CORPORATION                     RIVIERA OPERATING CORPORATION



By:_____________________________               By:_____________________________
     DUANE KROHN, Treasurer                         DUANE KROHN, Treasurer


EXECUTIVE

-------------------------------------------------------------------------------
WILLIAM L. WESTERMAN

                                  Exhibit 10.41

                          RIVIERA HOLDINGS CORPORATION

                           DEFERRED COMPENSATION PLAN

                          (Effective November 1, 2000)

                               CERTIFICATE OF ADOPTION



         RIVIERA HOLDINGS CORPORATION, acting through the Compensation Committee of its Board of Directors, hereby adopts the RIVIERA HOLDINGS CORPORATION DEFERRED COMPENSATION PLAN in the form attached hereto, effective November 1, 2000.

                            RIVIERA HOLDINGS CORPORATION

                            By_________________________________
                            On behalf of the Compensation Committee

ATTEST:

------------------------

                                TABLE OF CONTENTS

                                                                         PAGE
SECTION 1.................................................................
         Purpose..........................................................4
                  1.1      Purpose........................................4
                  1.2      Employer.......................................4
                  1.3      Effective Date.................................4
                  1.4      Administration of Plan.........................4
                  1.5      Notices........................................4

SECTION 2.................................................................
         Eligibility and Participation....................................5
                  2.1      Eligibility....................................5
                  2.2      Participation..................................5
                  2.3      Cessation of Participation.....................5

SECTION 3.................................................................
         Enrollment and Deferral Elections................................6
                  3.1      Salary Deferral Elections......................6
                  3.2      Bonus Deferral Elections.......................6
                  3.3      Effective Period for Deferral Election.........6
                  3.4      Distribution Elections.........................6
                  3.5      Deferral Account...............................8
                  3.6      Investment of Deferral Account.................8
                  3.7      Adjustment of Participants' Deferral Account...9
                  3.8      Statement of Account...........................9
                  3.9      Additional Limitation on Deferral Elections....9

SECTION 4.................................................................
         Employer Contributions...........................................10
                  4.1      Amount of Employer Contribution................10
                  4.2      Accounting for Employer Contributions..........10
                  4.3      Vesting of Employer Contributions..............10

SECTION 5.................................................................
         Distribution of Deferral Accounts................................11
                  5.1      Distributions Upon Separation From Service.....11
                  5.2      Form of Distributions..........................11

                  5.3      Designation of Beneficiary.....................11
                  5.4      Withholding of Employment Taxes................11

SECTION 6.................................................................
         Miscellaneous....................................................12
                  6.1      No Right to Company Assets.....................12
                  6.2      No Employment Rights...........................12
                  6.3      Facility of Payment............................12
                  6.4      Nonassignability...............................12
                  6.5      Effect on Other Benefits.......................12
                  6.6      Independence of Plan...........................12
                  6.7      Responsibility For Legal Effect................13
                  6.8      Action by the Company..........................13
                  6.9      Successors, Acquisitions,Mergers,Consolidations13
                  6.10     Gender and Number..............................13
                  6.11     Governing Law..................................13
                  6.12     Claims Procedure...............................13

SECTION 7.................................................................14
         The Compensation Committee.......................................14
                  7.1      Compensation Committee's General Powers, Rights,
                           and Duties.....................................14
                  7.2      Interested Compensation Committee Member.......15
                  7.3      Compensation Committee Expenses................15
                  7.4      Information Required by Compensation Committee.15
                  7.5      Uniform Rules..................................15
                  7.6      Review of Benefit Determinations...............15
                  7.7      Compensation Committee's Decision Final,
                           Mistakes.......................................15
                  7.8      Indemnification................................15

SECTION 8.................................................................16
         Amendment and Termination........................................16

                          RIVIERA HOLDINGS CORPORATION

                           DEFERRED COMPENSATION PLAN

                            (Effective July 1, 2000)

                                    SECTION 1
                                    Purpose

1.1 Purpose

RIVIERA HOLDINGS CORPORATION DEFERRED COMPENSATION PLAN (the "Plan") has been established by RIVIERA HOLDINGS CORPORATION (the "Company") to enable designated employees of the Company and RIVIERA OPERATING CORPORATION ("ROC") to defer a portion of their salaries and bonuses, and also to provide those employees with an opportunity to receive monetary payments based on the increase in value of the Common Stock of the Company ("Company Stock") or other investment funds. By allowing key management employees to participate in the Plan, the Company expects the Plan to benefit it in attracting and retaining the most capable individuals to fill its executive positions. The Plan is intended to be unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended from time to time; however, the Company reserves the right to fund the Plan at any time.

1.2 Employer

The Plan as set forth below shall apply to eligible employees of the Company, ROC, and any other subsidiary or affiliate of the Company which adopts the Plan with the consent of the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Company and each subsidiary or affiliate that adopts the Plan with the Compensation Committee's consent will be referred to as an "Employer" and may be referred to collectively as the "Employers."

1.3 Effective Date

The "Effective Date" of the Plan as set forth below is November 1, 2000. The Plan will be administered on the basis of a 12-month period beginning on each January 1 (the "Plan Year").

1.4 Administration of Plan

The Plan will be  administered  by the  Compensation  Committee,  as provided in
Section 7.

1.5 Notices

Any notice or document relating to the Plan which is to be filed with the Company may be delivered, or mailed by registered or certified mail, postage prepaid, to the Compensation Committee in care of the Company at the Company's headquarters.

                                    SECTION 2
                          Eligibility and Participation

2.1 Eligibility

Before the beginning of each Plan Year, the Compensation Committee will designate the employees eligible to participate in the Plan during such Plan Year. In general, employees eligible for the Plan will be limited to a select group of management or highly compensated employees, which means all employees whose Compensation was $100,000 or more in the year prior to the year in which the Participant makes a salary deferral election pursuant to subsection 3.1. An employee's eligibility to make a deferral to the Plan in any given Plan Year does not guarantee that employee the right to make a deferral in any subsequent Plan Year.

2.2 Participation

An employee designated as eligible to participate in the Plan for any Plan Year may make a deferral election on a timely basis as described in Section 3, and if the employee makes such a deferral election he shall be referred to as a "Participant" until he has received a distribution of his entire Deferral Account (as defined in subsection 3.7).

2.3 Cessation of Participation

A Participant in the Plan who separates from service with the Company and all its subsidiaries and affiliates for any reason will cease to be eligible to defer compensation under this plan, and will become entitled to distributions as described in Section 5.

                                    SECTION 3
                         Enrollment and Deferral Elections

3.1 Salary Deferral Elections

Except as provided in Section 3.9, an employee designated as a Participant for a Plan Year may elect to defer not less than 1% nor more than 100% (in whole 1% increments) of his Compensation (as defined below) for that year. A Participant's "Compensation" means the total cash compensation paid to a Participant for services rendered to the Company as an employee (as reported on Form W-2). For all Plan Years, a Participant must make his salary deferral election in advance by signing a salary deferral agreement and filing it with the Compensation Committee no later than the December 1 which precedes the Plan Year to which the election relates. For any Plan Year, the amount deferred by a Participant under this subsection, together with amounts deferred under subsection 3.2, shall not be more than the maximum deferral amount (or percentage of compensation) communicated to the employee by the Compensation Committee for that Plan Year.

3.2 Bonus Deferral Elections

An employee designated as a Participant for a Plan Year may elect to defer not less than 1% nor more than 100 percent (in whole 1% increments) of any bonus received or any amount paid to him under a stay bonus agreement in that Plan Year (collectively, a "bonus"). For all Plan Years, a Participant must make his bonus deferral election in advance by signing a deferral agreement and filing it with the Compensation Committee no later than the December 1 which precedes the Plan Year to which the election relates. Bonus deferral elections, together with salary and Incentive Payment deferral elections, are subject to the annual minimum and maximum deferral limits described in subsection 3.1.

3.3 Effective Period for Deferral Election

                  (a) A Participant's salary or bonus deferral elections shall remain in effect only for the Plan Year specified in the deferral agreement. An eligible employee must file a separate salary or bonus deferral election on or before December 1 in order to make deferrals for the following Plan Year. An employee's eligibility to make a salary or bonus deferral to the Plan in any given Plan Year does not guarantee that employee the right to make a deferral in any subsequent Plan Year. Subject to subparagraph
                           (c) below, a Participant's salary or bonus deferral election filed with the Compensation Committee is irrevocable on and after the deadline for filing the election.

                  (b) In the event of an unforeseeable emergency, a Participant may request in writing that salary or bonus deferral elections elected by him hereunder cease for the then current Plan Year. Such emergency must inflict hardship upon the Participant and must arise from causes beyond the Participant's control. The Compensation Committee shall, in its reasonable judgment, determine whether such an emergency exists. If the Compensation Committee determines that such an emergency exists, the Participant's deferrals for such Plan Year shall cease, and the Participant shall not be eligible to resume deferrals hereunder (if otherwise eligible) until the second Plan Year following the Plan Year in which such cessation occurred.

3.4 Distribution Elections

           Participants are permitted to make distribution elections with regard to their Deferral Accounts (as described in subsection 3.5), as follows:

                  (a) Scheduled Salary and Bonus Distributions. Each deferral election made by a Participant under subsections 3.1 and 3.2 shall include an election of the date on which the amount of such deferral (together with any investment gains thereon) will be distributed. Such date shall be referred to as the "Distribution Date" and shall not be later than the third year after the Plan Year to which the deferral election relates. The Distribution Date, once elected by the Participant, shall be irrevocable,subject only to:(i)subsection 5.1, which provides for distribution provisions upon separation from service in certain cases; (ii) a subsequent election by the Participant to postpone the Distribution Date,such election to be made no later the January 1 preceding the Plan Year in which the Distribution Date was to occur. If a Participant makes a second such subsequent election, it will be of no effect unless approved by the Compensation Committee. No more than two subsequent elections are permitted under the Plan.

                  (b) Unscheduled In-Service Withdrawal Election Subject to Penalty. At any time during his employment with the Employers, a Participant may, by writing filed with the Compensation Committee, elect to withdraw a portion of the balance in his Deferral Account, subject to the following penalties:

                           (i) ten percent (10%) of the amount of the Participant's withdrawal request will be permanently forfeited, and the remaining balance will be payable to the Participant; and

                           (ii) no deferrals or other contributions of any kind will be withheld from compensation and credited to the Participant under the Plan prior to the beginning of the second Plan Year following the Plan Year of withdrawal.

                  (c) Hardship Withdrawal. If a Participant incurs a hardship of the type described below, he may request a withdrawal of a portion of his Deferral Account, provided that the withdrawal is necessary in light of immediate and heavy financial needs of the Participant. Such a withdrawal shall not exceed the amount required to meet the immediate financial need and not reasonably available from other resources of the Participant(including all other distributions and non-taxable loans currently available under any qualified retirement plan of an Employer). Each such withdrawal election shall be made at such time and in such manner as the Compensation Committee shall determine, and shall be effective in accordance with such rules as the Compensation Committee shall establish and publish from time to time. Immediate and heavy financial needs are limited to amounts necessary for:

                           (i) Unreimbursed medical or accident expenses incurred by the Participant, his spouse, or his dependents.

                           (ii) Casualty loss pertaining to a principal residence of the Participant, or other property lost by the Participant.

                           (iii) Preventing foreclosure on or eviction from the Participant's principal residence.

                           If  a  Participant  makes  a  withdrawal  under  this
                           subparagraph, he must discontinue all deferral elections under the Plan from the date of withdrawal through the remainder of that Plan Year.

3.5 Deferral Account

The Compensation Committee shall maintain in the name of each Participant a bookkeeping account known as the Participant's "Deferral Account" for deferrals made in accordance with subsections 3.1 and 3.2. A Participant's Deferral Account shall include a subaccount for each deferral made under the Plan and any employer contributions made to the Participant under the Plan. Each such subaccount shall reflect: (a) the amount deferred or contributed during that Plan Year, (b) any amounts distributed during that Plan Year, and (c) the total investment gains on the Deferral Account described in subsection 3.6. Deferred amounts shall be credited to subaccounts as soon as practicable following the date bonuses and salary would otherwise have been paid to the Participant but for his deferral election.

3.6 Investment of Deferral Account

A Participant shall direct the investment of his Deferral Account. A Participant shall have the right to elect to have his Deferral Account deemed to be invested, in percentages elected by the Participant, in hypothetical funds, the value of which shall track either the stock of the Company and or the investment funds available under the Riviera Hotel & Casino Employee 401(k) Savings Plan (the "Measurement Funds"). Participants may change their investment elections quarterly on such date and in such manner as determined by the Compensation Committee in its sole discretion. A Participant's Deferral Account shall be credited or debited each payroll period (or, with respect to that portion of a Participant's Deferral Account attributable to bonus deferral elections, each time a bonus is deferred into the Plan) based on the performance of each Measurement Fund selected by the Participant, as though (i) Participant's Deferral Account balance as of the first day of a payroll period were invested in the Measurement Fund(s) selected by Participant, in the percentages applicable to such payroll period, as of the close of business on the first business day of such payroll period, at the closing price on such date; and (ii) any distributions made to Participant that decrease Participant's Deferral Account balance ceased being invested in the Measurement Fund(s) and in the percentages applicable to such payroll period, no earlier than the last day of the payroll period preceding the date of distribution, at the closing price on such date. Thereafter, the Measurement Funds that the Participant elects will be revalued each payroll period, based on the price of the stock of the Company on that date, the value of the investment funds of the Riviera Hotel & Casino Employee 401(k) Savings Plan on that date, and the percentages in which the Participant is invested in each of the Measurement Funds. Notwithstanding any other provision of this Agreement that may be interpreted to the contrary, the Measurement Fund(s) are to be used for measurement purposes only, and the allocation of Participant's Deferral Account to such Measurement Fund(s), the calculation of additional amounts and the crediting or debiting of such additional amounts to Participant's Deferral Account shall not be considered or construed in any manner as an actual investment of Participant's Deferral

Account in any such Measurement Fund(s). Notwithstanding any provision of this subsection to the contrary, to the extent a Participant's Account is not entirely distributed within three years from the date the Participant separates from service with the Company for any reason, the Participant's entire vested Deferral Account shall thereafter be deemed to be invested in a money market fund designated by the Compensation Committee until such Deferral Account is fully distributed to the Participant.

3.7 Adjustment of Participants' Deferral Account

As of the last day of each payroll period (each such date, and any other accounting date as determined by the Compensation Committee in its sole discretion, is referred to below as an "Accounting Date"), the Compensation Committee shall:

                  (a)      First,  charge to the proper  Deferral  Accounts  all
                           payments  or   distributions   made  since  the  last
                           preceding Accounting Date.

                  (b) Next, credit each Participant's Deferral Account with amounts deferred on behalf of the Participant made since the last preceding Accounting Date; and

                  (c) Next, credit each Participant's Deferral Account with any Employer Contributions (as defined in subsection 4.1) made on behalf of the Participant since the last preceding Accounting Date.

3.8 Statement of Account

As soon as practicable after the end of each calendar quarter, the Compensation Committee shall furnish each Participant with a statement of the value of the Participant's Account.

3.9 Additional Limitation on Deferral Elections

Notwithstanding anything in this Section to the contrary, the Compensation Committee may limit a Participant's deferral election if, as a result of any election, a Participant's compensation from the Employers would be insufficient to cover taxes and withholding applicable to the Participant.

                                    SECTION 4
                              Employer Contributions

4.1 Amount of Employer Contribution

For each Plan Year, the Employers may cause the Compensation Committee to credit a Participant's Deferral Account with an amount (the "Employer Contribution") determined by the Employer in its discretion. Such contribution shall be allocated based upon such factors as the Employer determines in its discretion.

4.2 Accounting for Employer Contributions

Employer Contributions on behalf of a Participant will be recorded in a separate subaccount maintained in the Participant's Deferral Account as of the same date (the "Crediting Date") that the underlying deferral is credited to the Participant's Deferral Account. Such subaccount will be deemed to be invested in Company Stock and will be adjusted from time to time in the same manner as described in subsection 3.7.

4.3 Vesting of Employer Contributions

                    At all times, a Participant shall be fully vested in his Employer Contribution.

                                    SECTION 5
                         Distribution of Deferral Accounts

5.1 Distributions Upon Separation From Service

If a Participant separates from service with the Employers, the vested balance in the Participant's Deferral Account shall be distributed to him on the Distribution Dates previously elected by the Participant under subparagraph 3.4(a); provided, however, that:

                  (a) if on any Distribution Date, the accounting steps described in subsection 3.7 have not been completed, such distribution will be delayed until the accounting steps described in subsection 3.7 have been completed.

                  (b) the Compensation Committee, in its discretion, may decide to pay the Participant the remaining balance in his Deferral Account in a lump sum prior to the Distribution Dates previously elected by the Participant.

5.2 Form of Distributions

Amounts deferred under this Plan for each Plan Year (and investment gains and losses thereon) shall be distributed to the Participant in cash with respect to the portion that the Participant directed to be tied to the value of the investment funds of the Riviera Hotel & Casino Employee 401(k) Savings Plan or, at the Participant's election, either in cash or in stock with respect to the portion that the Participant directed to be tied to the value of the stock of the Company. At the time of his deferral election, the Participant shall elect whether the deferred amounts shall be distributed in a lump sum or installments over a period not to exceed 3 years. Distribution shall be made to the Participant or, in the event of his death, to his beneficiary.

5.3 Designation of Beneficiary

A Participant may designate a beneficiary under this Plan by filing a written notice with the Compensation Committee in such form as the Compensation Committee requires. A Participant may from time to time change his designated beneficiary without the consent of such beneficiary by filing a new designation in writing with the Compensation Committee. If no designation under this Plan is in effect at the death of the Participant, the beneficiary shall be the beneficiary designated under the Riviera Hotel & Casino Employee 401(k) Savings Plan, and if no designation was ever filed under that plan, the beneficiary shall be the spouse of the Participant at the time of his death or, if no spouse is living at the death of the Participant, the representative of the Participant's estate.

5.4 Withholding of Employment Taxes

To the extent required by law in effect at the time distribution is made from the Plan, the Employers shall withhold any taxes required to be withheld by Federal, state, or local governments.

                                    SECTION 6
                                  Miscellaneous

6.1 No Right to Company Assets

No Participant or other person shall acquire by reason of the Plan any right in or title to any assets, funds, or property of the Employers whatsoever including, without limiting the generality of the foregoing, any specific funds, assets, or other property which the Employers, in their sole discretion, may set aside in anticipation of a liability hereunder. Any benefits which become payable hereunder shall be paid from the general assets of the Employers, unless the Employers decide to fund the Plan. A Participant shall have only a contractual right to the amounts, if any, payable hereunder to that Participant. The Employers' obligations under this Plan are not secured or funded in any manner, even though the Employers may elect to establish a grantor trust to assist in the payment of benefits. If the Employers do not elect to establish a grantor trust to assist in the payment of benefits, the Company will provide notice to Participants of such decision.

6.2 No Employment Rights

Nothing herein shall constitute a contract of continuing service or in any manner obligate the Company or any of its subsidiaries to continue the employment of any Participant, or obligate any Participant to continue in the employment of the Company or any of its subsidiaries, and nothing herein shall be considered as fixing or regulating the compensation payable to a Participant.

6.3 Facility of Payment

When a person entitled to benefits under the Plan is under legal disability, or, in Compensation Committee's opinion, is in any way incapacitated so as to be unable to manage his financial affairs, the Compensation Committee may direct payment of benefits to such person's legal representative, or to a relative or friend of such person for such person's benefit, or the Compensation Committee may direct the application of such benefits for the benefit of such person. Any payment made in accordance with the preceding sentence shall be a full and complete discharge of any liability for such payment under the Plan.

6.4 Nonassignability

No Participant or other person shall have any right to commute, sell, assign, pledge, anticipate, mortgage, or otherwise encumber, transfer, or convey in advance of actual receipt the amounts, if any, payable hereunder. No amounts payable hereunder shall, prior to actual payment, be subject to claims of creditors, seizure, or sequestration for the payment of any debts, judgments, alimony, domestic relations order, or separate maintenance owed by the Participant or any other person, or be transferable by operation of law in the event of the Participant's or any other person's bankruptcy or insolvency. Notwithstanding the foregoing, if an estate or trust is a beneficiary entitled to distributions from the Plan upon the death of the Participant, the representatives of the estate or the trustees of the trust may assign the right to receive such payments to the persons, estates, or trusts beneficially entitled thereto, and the Compensation Committee may rely conclusively and without any liability on the certification.

6.5 Effect on Other Benefits

Except as provided below in this subsection, the Participant's compensation for purposes of calculating his awards and benefits under any employee benefit plan or program maintained by the Company shall not be reduced on account of deferrals under this Plan. However, amounts deferred under this Plan shall not be included when calculating a Participant's benefits or contributions under any retirement plan sponsored by the Company which is qualified under Section 401(a) of the Internal Revenue Code. Any distributions made from this Plan shall be excluded from a Participant's compensation in years distributed for purposes of calculating the Participant's awards and benefits under any employee benefit plan or program (other than this Plan) maintained by the Company.

6.6 Independence of Plan

Except as otherwise expressly provided herein, the Plan shall be independent of, and in addition to, any employment agreement or other plan or rights that may exist from time to time between an Employer and a Participant in the Plan.

6.7 Responsibility For Legal Effect

No representations or warranties, express or implied, are made by the Employers or the Compensation Committee and neither the Employers nor the Compensation Committee assumes any responsibility concerning the legal, tax, or other implications or effects of the Plan.

6.8 Action by the Company

Any action required or permitted to be taken under the Plan by the Company shall be by one or more officers designated by the Board of Directors of the Company.

6.9 Successors, Acquisitions, Mergers, Consolidations

The terms and  conditions of the Plan shall inure to the benefit of and bind the
Employers,   the   Participants,   their  successors,   assigns,   and  personal
representatives.

6.10       Gender and Number

Wherever appropriate herein, the masculine may mean the feminine and the singular may mean the plural or vice versa.

6.11       Governing Law

This Plan shall be construed and administered according to the laws of the State of Nevada.

6.12       Claims Procedure

The Compensation Committee will provide notice in writing to any Participant or beneficiary whose claim for benefits under the Plan is denied, and the Compensation Committee shall also afford such Participant or beneficiary a full and fair review of its decision if so requested. The Compensation Committee has discretionary authority and responsibility to construe and interpret the provisions of the Plan and make factual determinations thereunder, including the power to determine the rights or eligibility of employees or Participants and any other persons, and the amounts of their benefits under the Plan, and to remedy ambiguities, inconsistencies, or omissions. Each such determination by the Compensation Committee shall be binding on all parties. Any interpretation of the provisions of the Plan and any decisions on any matter within the discretion of the Compensation Committee made in good faith shall be binding on all persons.

                                    SECTION 7
                            The Compensation Committee

7.1 Compensation Committee's General Powers, Rights, and Duties

Except as otherwise specifically provided and in addition to the powers, rights, and duties specifically given to the Compensation Committee elsewhere in the Plan, the Compensation Committee shall have the following discretionary powers, rights, and duties:

                  (a) To construe and interpret the provisions of the Plan and make factual determinations thereunder, including the power to determine the rights or eligibility of employees or Participants and any other persons, and the amounts of their benefits under the Plan, and to remedy ambiguities, inconsistencies, or omissions, and such determinations shall be binding on all parties.

                  (b) To adopt such rules of procedure and regulations as in its opinion may be necessary for the proper and efficient administration of the Plan and as are consistent with the Plan.

                  (c) To enforce the Plan in accordance with the terms of the Plan and the rules and regulations adopted by the Compensation Committee as above.

                  (d) To direct any trustee as respects payments or distributions in accordance with the provisions of the Plan.

                  (e) To furnish the Employers with such information as may be required by them for tax or other purposes in connection with the Plan.

                  (f) To employ agents, attorneys, accountants, or other persons (who also may be employed by the Employers) and to allocate or delegate to them such powers, rights, and duties as the Compensation Committee may consider necessary or advisable to properly carry out administration of the Plan, provided that such allocation or delectation and the acceptance thereof by such agents, attorneys, accountants, or other persons, shall be in writing.

7.2 Interested Compensation Committee Member

If a member of the Compensation Committee is also a Participant in the Plan, he may not decide or determine any matter or question concerning distributions of any kind to be made to him or the nature or mode of settlement of his benefits unless such decision or determination could be made by him under the Plan if he were not serving on the Compensation Committee.

7.3 Compensation Committee Expenses

All costs, charges, and expenses reasonably incurred by the Compensation Committee will be paid by the Employers in such proportions as the Company may direct. No compensation will be paid to a Compensation Committee member as such.

7.4 Information Required by Compensation Committee

Each person entitled to benefits under the Plan shall furnish the Compensation Committee with such documents, evidence, data, or information as the Compensation Committee considers necessary or desirable for the purpose of administering the Plan. The Employers shall furnish the Compensation Committee with such data and information as the Compensation Committee may deem necessary or desirable in order to administer the Plan. The records of the Employers as to a Participant's period of employment, termination of employment and the reason therefor, leave of absence, reemployment, and earnings will be conclusive on all persons unless determined to the Compensation Committee's satisfaction to be incorrect.

7.5 Uniform Rules

The Compensation Committee shall administer the Plan on a reasonable and nondiscriminatory basis and shall apply uniform rules to all persons similarly situated.

7.6 Review of Benefit Determinations

As provided in subsection 6.12, The Compensation Committee will provide notice in writing to any Participant or beneficiary whose claim for benefits under the Plan is denied and the Compensation Committee shall afford such Participant or beneficiary a full and fair review of its decision if so requested.

7.7 Compensation Committee's Decision Final, Mistakes

Subject to applicable law, any interpretation of the provisions of the Plan and any decisions on any matter within the discretion of the Compensation Committee made by the Compensation Committee in good faith shall be binding on all persons. A misstatement or other mistake of fact shall be corrected when it becomes known and the Compensation Committee shall make such adjustment on account thereof as it considers equitable and practicable.

7.8 Indemnification

To the extent permitted by applicable state law, the Employers shall indemnify and save harmless the Compensation Committee and each member thereof, and any delegate of the Compensation Committee who is an employee of an Employer against any and all expenses, liabilities, and claims including legal fees to defend against such liabilities and claims arising out of their discharge in good faith of responsibilities under or incident to the Plan, other than expenses and liabilities arising out of willful misconduct or gross negligence. This indemnity shall not preclude such further indemnities as may be available under insurance purchased by an Employer or provided by an Employer under any bylaw, agreement, or otherwise, as such indemnities are permitted under state law.

                                    SECTION 8
                            Amendment and Termination

           The Company reserves the right, in its sole discretion, to amend, discontinue, or completely terminate the Plan at any time. If the Plan is discontinued with respect to future deferrals, Participants' Deferral Account balances shall be distributed on the Distribution Dates elected in accordance with subsection 3.4, unless the Compensation Committee designates an earlier Distribution Date. As of the date designated by the Compensation Committee following the date of complete termination of the Plan, each Participant shall receive a distribution of his entire Deferral Account balance as if his elected Distribution Dates had occurred. The Plan may be amended or terminated by a written instrument executed by the Company, provided that an amendment or termination of the Plan may not reduce the balance in a Participant's Deferral Account as of the date the amendment is adopted.

Exhibit 10.42
                            RIVIERA HOLDINGS CORPORATION
                                RESTRICTED STOCK PLAN

                  1. Purpose. The Riviera Holdings Corporation ("RHC") Restricted Stock Plan (the "Plan") is intended to provide incentives which will attract and retain highly competent persons as officers and key employees of Riviera Operating Corporation ("ROC") (collectively the "Company") by providing them opportunities to receive restricted shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), or to receive payments based on the increase in value of the Company's Common Stock, pursuant to the Awards described herein.

                  2. Participants. Participants will consist of such officers and key employees of the Company as the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") determines in its sole discretion to be significantly responsible for the success and future growth and profitability of the Company. Designation of a participant in any year shall not require the Company or the Compensation Committee to designate such person to receive an Award in any other year or, once designated, to receive the same type or amount of Awards as granted to the participant or any other participant in any year. The Company shall consider such factors as it deems pertinent in selecting participants and in determining the amount, type and terms and conditions of their respective Awards.

                  3. Types of Awards. Awards under the Plan may be granted as either (i) restricted stock awards or (ii) phantom stock awards, each as described below (collectively, "Awards"). Each Award shall be made pursuant to a written agreement between the Company and the Award recipient (the "Award Agreement").

                  4. Shares Reserved under the Plan. There is hereby reserved for issuance, as Awards of restricted stock under the Plan and Awards of phantom stock under the Plan, an aggregate of Two Hundred Thousand (200,000) shares of Common Stock, which may be (or in the case of the phantom awards, may represent) treasury or authorized but unissued shares, and which represent five percent (5.0 %) of the issued and outstanding shares of stock of the Company on a fully diluted basis. If there is a lapse, cancellation, expiration, termination or forfeiture of any Award, or if shares are issued under an Award and thereafter are reacquired by the Company pursuant to rights reserved by the Company upon issuance of such shares, the shares subject to such Award may thereafter be subjected to new Awards under this Plan.

                  5. Restricted Stock Awards. Awards of "Restricted Stock" will consist of Common Stock transferred to participants without other payment therefor as additional compensation for services rendered or to be rendered to the Company. Awards of Restricted Stock shall be subject to such terms and conditions as the Company determines to be appropriate at the time of grant, including, without limitation, restrictions on the sale or other disposition of such shares and provisions for the forfeiture of such shares for no consideration upon termination of the participant's employment within specified periods or under certain conditions.

                  6. Phantom Stock Awards. Awards of "Phantom Stock" will consist of Awards that will entitle the holder to receive the appreciation in the Fair Market Value of the shares of Common Stock subject thereto up to a specified date or dates. Payment of such appreciation shall be made in cash or in shares of Common Stock, or a combination thereof, as set forth in the Award. Each Award of Phantom Stock shall be subject to such terms and conditions as the Company determines to be appropriate at the time of grant.

                  7. Shareholder Rights. The recipient of an Award of Restricted Stock or Phantom Stock shall not be deemed for any purpose to be a stockholder of the Company with respect to any of the shares subject thereto, except to the extent that a certificate shall have been issued and delivered to the participant.

                  8. Adjustment Provisions. If the Company shall at any time change the number of issued shares of Common Stock without new consideration to the Company (such as by stock dividend, stock split, recapitalization, reorganization, exchange of shares, or other change in corporate structure affecting the Common Stock), the total number of shares reserved for Awards under this Plan shall be appropriately adjusted. The Company may provide for equitable adjustments in the terms of any Awards granted hereunder after changes in any common stock of the Company resulting from any merger, consolidation, sale of assets, acquisition of property or stock, recapitalization, reorganization or similar occurrence upon such terms and conditions as it may, in its sole discretion, deem equitable and appropriate; provided, however, that any such adjustment shall not cause the number of shares reserved for Awards under the Plan to exceed ten percent (10%) of the issued and outstanding shares of the stock of the Company on a fully diluted basis.

                  9. Nontransferability. Each Award granted under the Plan to a participant shall, unless otherwise set forth in the Award Agreement, not be transferable otherwise than by will or the laws of descent and distribution.

                  10. Other Provisions. Awards under the Plan may also be subject to such other provisions (whether or not applicable to the Award granted to any other participant) as the Company or the Compensation Committee determines appropriate.

                  11. Fair Market Value. Except as otherwise expressly provided in an Award Agreement, for purposes of this Plan and any Awards hereunder, the "Fair Market Value" of a share of Common Stock shall mean (i) prior to the date of the registration of the Common Stock under the Securities Act of 1933 and of becoming readily tradable on a national securities exchange ("Readily Tradable"), the amount equal to the price of a share of the Company's Common Stock as reflected by the most recently preceding valuation of the shares of Common Stock under the Company's Employee Stock Ownership Plan, after adjusting for a non-marketability and minority interest discount; if applicable, and (ii) on or after the date that the Common Stock is Readily Tradable, the closing price of the Common Stock on the relevant date, as reported on the national securities exchange.

                  12. Tenure. A participant's right, if any, to continue to serve the Company as an officer, employee, or otherwise, shall not be enlarged or otherwise affected by his or her designation as a participant under the Plan, nor shall this Plan in any way interfere with the right of the Company, subject to the terms of any separate employment agreement to the contrary, at any time to terminate such employment or to increase or decrease the compensation of the participant from the rate in existence at the time of the grant of an Award.

                  13. Administration. The Plan will be administered by the Company, which shall act through its Board of Directors or the Compensation Committee. The Board of Directors is authorized, subject to the provisions of the Plan, to establish such rules and regulations as it deems necessary for the proper administration of the Plan and to make such determinations and interpretations and to take such action in connection with the Plan, any Awards granted hereunder, or any related agreements, as it deems necessary or advisable. All determinations and interpretations made by the Board of Directors or the Compensation Committee shall be binding and conclusive on all participants and their legal representatives. No member of the Board of Directors or the Compensation Committee, and no employee of the Company shall be liable for any act or failure to act hereunder, by any other member or employee or by any agent to whom duties in connection with the administration of this Plan have been delegated or, except in circumstances involving his or her bad faith, gross negligence or fraud, for any act or failure to act by such member of the Board of Directors or Compensation Committee or employee.

                  14. Amendment and Termination. The Board of Directors may amend the Plan from time to time or terminate the Plan at any time. However, no action authorized by this paragraph shall change the terms and conditions of any existing Award without the participant's consent.

                  15. Governing Law. This Plan and actions taken in connection herewith shall be governed and construed in accordance with the laws of the State of Nevada (regardless of the law that might otherwise govern under applicable Nevada principles of conflict of laws).

                  16. Approval. The Plan was adopted by the Board of Directors of the Company on October 2, 2000.

                             CERTIFICATE OF ADOPTION

I, Tullio J. Marchionne, Secretary of RIVIERA HOLDINGS CORPORATION (the "Company"), hereby certifies that the Company adopted the RIVIERA HOLDINGS CORPORATION RESTRICTED STOCK PLAN in the form attached hereto, effective as of October 1, 2000. Dated this ______ day of ______, 2001.

                          RIVIERA HOLDINGS CORPORATION

                                    By_________________________________
                                    Secretary

ATTEST:

---------------------------------

RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                                                                  Page

INDEPENDENT AUDITORS' REPORT                                                                                       F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2000 and 1999                                                                 F-2

   Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998                                  F-3

   Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998                        F-5

   Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998                                  F-6

   Notes to Consolidated Financial Statements                                                                      F-8


INDEPENDENT AUDITORS' REPORT


Riviera Holdings Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Las Vegas, Nevada
February 14, 2001

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (In Thousands, Except Share Amounts)
------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                            2000           1999

CURRENT ASSETS:
  Cash and cash equivalents                                                                    $ 52,174       $ 42,804
  Cash and cash equivalents, restricted                                                                          7,173
  Short-term investments                                                                                         5,258
  Short-term investments, restricted                                                                             7,887
  Accounts receivable, net                                                                        5,548          5,042
  Inventories                                                                                     3,342          3,432
  Prepaid expenses and other assets                                                               4,599          3,989

           Total current assets                                                                  65,663         75,585

PROPERTY AND EQUIPMENT, Net                                                                     207,030        202,659

OTHER ASSETS, Net                                                                                 8,128         10,391

DEFERRED INCOME TAXES, Net                                                                        2,889            355

TOTAL                                                                                         $ 283,710      $ 288,990

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                             $ 2,871        $ 1,274
  Accounts payable                                                                                9,731         11,498
  Accrued interest                                                                                7,727          7,539
  Accrued expenses                                                                               16,731         11,949

           Total current liabilities                                                             37,060         32,260

OTHER LONG-TERM LIABILITIES                                                                       6,533          5,286

LONG-TERM DEBT, Net of current portion                                                          223,172        223,766

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS EQUITY:
  Common stock ($.001 par value; 20,000,000 shares authorized;
    5,106,776 shares issued at December 31, 2000 and 1999, respectively)                              5              5
  Additional paid-in capital                                                                     13,446         13,446
  Treasury stock (1,431,648 and 583,755 shares at December 31, 2000 and 1999,
    respectively)                                                                                (9,633)        (3,115)
  Retained earnings                                                                              13,127         17,342

           Total stockholders equity                                                             16,945         27,678

TOTAL                                                                                         $ 283,710      $ 288,990

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (In Thousands)
------------------------------------------------------------------------------------------------------------------
                                                                            2000          1999          1998

REVENUES:
  Casino                                                                    $ 112,949      $ 74,086      $ 77,676
  Rooms                                                                        43,819        39,899        39,607
  Food and beverage                                                            30,756        25,117        23,940
  Entertainment                                                                24,526        20,994        21,543
  Other                                                                        10,538        11,713        11,155

          Total revenues                                                      222,588       171,809       173,921
  Less promotional allowances                                                  15,801        13,636        13,966

          Net revenues                                                        206,787       158,173       159,955

COSTS AND EXPENSES:
  Direct costs and expenses of operating departments:
    Casino                                                                     62,903        43,211        45,293
    Rooms                                                                      23,364        21,909        20,859
    Food and beverage                                                          21,432        18,307        17,539
    Entertainment                                                              18,959        16,271        16,861
    Other                                                                       3,146         3,228         3,308
  Other operating expenses:
    General and administrative                                                 41,055        29,568        27,028
    Preopening expenses - Black Hawk, Colorado project                          1,222           595
    Corporate expenses - severance pay                                                                        551
    Depreciation and amortization                                              17,827        13,991        12,137

         Total costs and expenses                                             189,908       147,080       143,576

INCOME FROM OPERATIONS                                                         16,879        11,093        16,379

OTHER (EXPENSE) INCOME:
  Interest expense on $100 million notes                                                                   (4,642)
  Interest income on U.S. Treasury bills held to retire
    $100 million notes                                                                                      2,334
  Interest expense - other                                                    (27,805)      (23,448)      (19,545)
  Interest income - other                                                       2,429         2,255         2,440
  Interest capitalized                                                            616         4,733         2,679
  Other, net                                                                    1,171        (1,963)       (1,229)

          Total other expense                                                 (23,589)      (18,423)      (17,963)

LOSS BEFORE BENEFIT FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                                                       (6,710)       (7,330)       (1,584)

BENEFIT FOR INCOME TAXES                                                       (2,495)       (4,461)         (533)

LOSS BEFORE EXTRAORDINARY ITEM                                                 (4,215)       (2,869)       (1,051)

EXTRAORDINARY ITEM (net of income tax of $1.6 million)                                                     (3,006)

NET LOSS                                                                     $ (4,215)     $ (2,869)     $ (4,057)

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(In Thousands, Except Share Amounts)
------------------------------------------------------------------------------------------------------------------


                                                                                   2000         1999        1998

EARNINGS PER SHARE DATA:
  Loss per share before extraordinary item:
    Basic                                                                         $(1.05)      $(0.58)     $(0.21)

    Diluted                                                                       $(1.05)      $(0.58)     $(0.21)

  Earnings (loss) per share for extraordinary item:
    Basic                                                                           $ -          $ -       $(0.60)

    Diluted                                                                         $ -          $ -       $(0.60)

  Loss per share:
    Basic                                                                         $(1.05)      $(0.58)     $(0.81)

    Diluted                                                                       $(1.05)      $(0.58)     $(0.81)

  Weighted-average common shares outstanding                                       4,013        4,978       5,037

  Weighted-average common and common
    equivalent shares                                                              4,013        4,978       5,037


See notes to consolidated financial statements.


RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (In Thousands, Except Share Amounts)


                                                                                                                Notes
                                                                                                              Receivable
                                                                        Additional                               from
                                                      Common Stock       Paid-in   Retained  Treasury Stock    Employee
                                                   Shares      Amount    Capital   Earnings  Shares   Amount  Shareholders   Total

BALANCE, JANUARY 1, 1998                            4,903,680     $ 5   $ 13,711 $ 24,268                     $(207)       $ 37,777

  Stock issued under executive option plan            269,096                480                                                480

  Collections and refunds of stockholder receivables,
    net                                                                                                        (530)           (530)

  Purchase of treasury stock                                                                  (34,300) $ (167)                 (167)

  Refunds on employee stock purchases                 (65,100)              (734)                               734

  Net loss                                                                         (4,057)                                   (4,057)

BALANCE, DECEMBER 31, 1998                          5,107,676       5     13,457   20,211     (34,300)   (167)   (3)         33,503

  Refunds on employee stock purchases                    (900)               (11)                                 3              (8)

  Purchase of treasury stock                                                                 (549,455) (2,948)               (2,948)

  Net loss                                                                                             (2,869)               (2,869)

BALANCE, DECEMBER 31, 1999                          5,106,776       5     13,446   17,342    (583,755) (3,115)               27,678

  Purchase of treasury stock                                                                 (847,893) (6,518)               (6,518)

  Net loss                                                                         (4,215)                                   (4,215)

BALANCE, DECEMBER 31, 2000                          5,106,776     $ 5   $ 13,446 $ 13,127  (1,431,648)$(9,633)  $          $ 16,945


See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (In Thousands)
----------------------------------------------------------------------------------------------------------
                                                                                  2000       1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (4,215)  $ (2,869)   $ (4,057)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Gain on sale of equipment                                                                   (55)
    Depreciation and amortization                                                 17,827     13,991      12,137
    Provision for bad debts                                                          326        297         782
    Provision for gaming discounts                                                    45                    (76)
    Extraordinary item, call premium to retire $100 million notes                                         4,624
    Interest income on U.S. Treasury bills to retire $100 million notes                                  (2,334)
    Interest expense, $100 million notes                                                                  4,642
    Interest paid on $100 million notes                                                                  (4,614)
    Interest expense - other                                                      27,805     23,448      19,545
    Interest paid - other                                                        (24,410)   (20,132)    (17,688)
    Interest capitalized on construction projects                                   (616)    (4,733)     (2,679)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable, net                               (877)        50      (1,157)
      (Increase) decrease in inventories                                              90       (705)        782
      (Increase) decrease in prepaid expenses and other assets                      (607)        39         526
      Decrease in accounts payable                                                (2,071)      (884)       (774)
      Increase in accrued expenses                                                 7,348      1,896       1,258
      Decrease in deferred income taxes payable                                              (3,478)     (2,835)
      Increase in deferred tax asset                                              (2,534)
      Decrease in slot annuities payable                                              (3)       (55)       (153)
      Increase (decrease) in non-qualified pension plan obligation to CEO upon     1,247        (61)        600
              retirement.

           Net cash provided by operating activities                              19,355       6,749      8,529

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                                (24,434)    (39,026)   (31,274)
  Interest capitalized on construction projects                                      616       4,733      2,679
  Decrease (increase) in short-term investments                                    5,258      (5,258)
  Decrease (increase) restricted funds                                            15,060     (15,060)       (27)
  Sale of equipment                                                                              174
  Increase in other assets                                                          (661)     (3,558)      (208)

           Net cash used in investing activities                                  (4,161)    (57,995)   (28,830)

See notes to consolidated financial statements.
                                                                                               (Continued)

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                                   2000       1999       1998

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                             $ 9,552   $ 48,764
  U.S. Treasury bills sold (purchased) to retire $100 million notes                                   $ 108,930
  Payments to retire $100 million notes with call premium                                              (104,313)
  Payments on long-term borrowings                                                (2,299)      (641)       (364)
  Purchase of treasury stock                                                      (6,518)    (2,948)       (167)
  Purchase of 13% Mortgage Notes - Black Hawk                                     (6,559)
  Net collections, cancellations of employee stock purchase plan, and exercise of
    employee stock options                                                                       (8)        (53)

           Net cash (used in) provided by financing activities                    (5,824)    45,167       4,033

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   9,370     (6,079)    (16,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      42,804     48,883      65,151

CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 52,174   $ 42,804    $ 48,883


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Income taxes paid, State of Colorado                                             $ 110

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with accounts payable, Las Vegas, Nevada                                              $ 984

  Property acquired with accounts payable, Black Hawk, Colorado                    $ 304    $ 2,566     $ 1,203

  Property acquired with debt, Las Vegas, Nevada                                            $ 1,614

  Property acquired with debt, Black Hawk, Colorado                                           $ 126       $ 687


See notes to consolidated financial statements.
                                                                                                 (Concluded)

RIVIERA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                       Basis of Presentation  and Nature of Operations - Riviera
                Holdings Corporation and its wholly owned subsidiary, Riviera Operating Corporation ("ROC") (together, the "Company"), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.

                       In August 1995, Riviera Gaming  Management,  Inc. ("RGM")
                incorporated in the State of Nevada as a wholly owned subsidiary of ROC for the purpose of obtaining management contracts in Nevada and other jurisdictions.

                       The  primary  line  of  business  of the  Company  is the
                operation of the Riviera Hotel & Casino (the "Riviera Las Vegas") on the Strip in Las Vegas, Nevada. The Company, through its gaming management subsidiary, also managed the Four Queens Hotel and Casino (owned by Elsinore Corporation) in downtown Las Vegas through December 1999 (see Note 13). RGM also provided services to Peninsula Gaming Partners LLC through September 2000 with respect to that company's riverboat, Diamond Jo, operating in Dubuque, Iowa.

                       In February  2000, the Company opened its casino in Black
                Hawk, Colorado, which is owned through Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM, and manages the Black Hawk casino.

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

                       Management  determines the appropriate  classification of
                its investment securities at the time of purchase, including the determination as to restricted versus nonrestricted assets, and re-evaluates such determination at each balance sheet date.
                Held-to-maturity securities are required to be carried at amortized cost. At December 31, 2000 and 1999, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and repurchase agreements, with an amortized cost of $28,649,387 and $26,891,000, respectively, maturing in three months or less.

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

                       The Company  periodically  assesses the recoverability of
                property and equipment and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.

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

                       Fair Value Disclosure as of December 31, 2000 and 1999:

                        Cash  and  Cash  Equivalents,   Short-term   Investments
               (including restricted), Accounts Receivable, Accounts Payable, and Accrued Expenses - The carrying value of these items is a reasonable estimate of their fair value.

                        Long-Term  Debt  -  The  fair  value  of  the  Company's
               long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $202,628,000 and $209,061,000 in 2000 and 1999, respectively.

Revenue Recognition:

                       Casino  Revenue  -  The  Company  recognizes,   as  gross
         revenue, the net win from gaming activities, which is the difference between gaming wins and losses.

                       Room Revenue, Food and Beverage Revenue, Entertainment Revenue, and Other Revenue - The Company recognizes room, food and beverage, entertainment revenue, and other revenue at the time that goods or services are provided

Preopening Costs - The Company recognizes preopening costs when incurred.

Promotional     Allowances  -  Promotional   allowances   consist  primarily  of
                accommodations, entertainment, and food and beverage services furnished without charge to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.

                      The estimated  costs of providing  promotional  allowances are classified as costs of the casino operating departments through interdepartmental allocations. These allocations for the years ended December 31, 2000, 1999, and 1998 are as follows (amounts in thousands):

                                                            2000         1999         1998

       Food and beverage                                  $ 9,007       $6,266       $6,271
       Rooms                                                1,297        1,676        1,698
       Entertainment                                        1,319        1,312        1,518

       Total costs allocated to casino departments        $11,623       $9,254       $9,487


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

                       Estimates and  Assumptions - The preparation of financial
                statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities, realizability of deferred tax assets and liabilities, and the estimated allowances for receivables. Actual results may differ from estimates.

                       Recently Adopted Accounting Standards - In December 1999,
                the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company was required to adopt SAB 101 in its quarter ended December 31, 2000. The adoption of SAB 101 had no impact on the Company's results of operations.

                       In March 2000, the Financial  Accounting  Standards Board
                of the AICPA issued FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which provides clarification on the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and is effective for the Company's year ended December 31, 2000. The adoption of FIN 44 had no impact on the Company's results of operations.

                       Recently  Issued  Accounting  Standards  - The  Financial
                Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company will adopt SFAS No. 133 in the first fiscal quarter of the year ending December 31, 2001. Management finalized its analysis of this SFAS and concluded that adoption will have no impact on the Company's consolidated financial statements.

2.    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (in thousands):
                                                         2000          1999
Casino                                                 $ 2,066       $ 2,405
Hotel                                                    4,812         4,248

Total                                                    6,878         6,653
Allowance for bad debts and discounts                   (1,330)       (1,611)

Ending balance                                         $ 5,548       $ 5,042

Changes in the casino and hotel allowance for bad debts and discounts for the years ended December 31, 2000, 1999, and 1998 consist of the following (in thousands):

                                               2000         1999          1998
Beginning balance                            $ 1,611       $1,314         $ 546
Write-offs                                      (220)        (872)         (391)
Recoveries                                        29          107            81
Provision for bad debts                         (135)       1,062         1,154
Provision for gaming discounts                    45                        (76)

Ending balance                               $ 1,330       $1,611        $1,314

3.    PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at December 31 (in thousands):
                                                           2000          1999

Prepaid gaming taxes                                    $ 1,440         $ 800
Prepaid insurance                                           749           560
Other prepaid expenses                                    2,410         2,629

Total                                                   $ 4,599       $ 3,989

4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):
                                                                                     2000            1999

Land and improvements                                                                $ 37,718        $ 37,701
Buildings and improvements                                                            142,115          98,363
Equipment, furniture, and fixtures                                                    104,361          85,027
Construction in progress, primarily in Black Hawk, Colorado                                            40,931

Total property and equipment                                                          284,194         262,022
Accumulated depreciation                                                              (77,164)        (59,363)

Net property and equipment                                                           $207,030        $202,659

                       In  2000,   1999  and   1998,   approximately   $616,000,
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

5.    OTHER ASSETS

Other assets consist of the following at December 31 (in thousands):
                                                                                 2000          1999

Deposits                                                                         $ 152         $ 292
Bond offering costs and commissions, net of accumulated amortization
  of $5,187 and $3,017, respectively                                             6,585         8,716
Other                                                                            1,391         1,383

Total                                                                           $8,128       $10,391

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of the following at December 31 (in thousands):
                                                                                   2000          1999
Outstanding chip and token liability                                              $ 563         $ 665
Slot club liabilities                                                             1,115           595
Progressive liabilities                                                             152           272
Casino account deposits                                                             124           108
Miscellaneous gaming                                                                309             8

Total liabilities related to gaming activities                                    2,263         1,648

Accounts payable to vendors                                                       5,196         5,394
Hotel deposits                                                                    1,189         1,637
Construction payables                                                               304         2,566
Other                                                                               779           253

Total                                                                            $9,731       $11,498

Accrued expenses consist of the following at December 31 (in thousands):

                                                                                   2000          1999

Payroll, related payroll taxes, and employee benefits                            $ 7,999       $ 6,253
Incentive, retention, and profit-sharing plans                                     4,831         3,687
Other                                                                              3,901         2,009

Total                                                                            $16,731       $11,949

7.    OTHER LONG-TERM LIABILITIES

                       Other long-term  liabilities  consist of the nonqualified
                pension plan obligation to the CEO of the Company, payable upon expiration of his employment contract including accrued interest and totaling $6,533,000 and $5,286,000 at December 31, 2000 and 1999, respectively.

8.    LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):
                                                                                   2000            1999

10% First Mortgage Notes maturing on August 15, 2004, bearing interest, payable semiannually on February 15 and August 15 of each year, redeemable beginning August 1, 2001 at 105%; 2002 at 102.5%; and 2003 and thereafter at 100%. These notes are collateralized by the land and physical structures comprising the
  Riviera Hotel and Casino                                                       $173,885        $173,579

13% First Mortgage Notes maturing on June 3, 2005, bearing
   interest, payable semiannually on November 3 and June 3
  of each year; redeemable beginning May 1, 2002 at 106.5%;
  2003 at 103.25%; and after 2004 at 100%.  These notes are
  collateralized by the land and physical structures comprising the
  Riviera Black Hawk Casino                                                        38,441          45,000

5.6% to 9% Notes collateralized by equipment and vehicles, payable
  monthly, including interest, maturing through October 2004                        3,227           3,962

Capitalized lease obligations (see Note 9)                                          9,887           1,715

5.5% Special Improvement District Bonds - issued by the City of
  Black Hawk, Black Hawk, Colorado, interest and principal
  payable monthly over 10 years beginning in 2000                                     603             784

Total long-term debt                                                              226,043         225,040
Current maturities by terms of debt                                                (2,871)         (1,274)

Total                                                                            $223,172        $223,766

Maturities of long-term debt for the years ending December 31 are as follows (in thousands):
2001                                                            $ 2,871
2002                                                              3,125
2003                                                              3,400
2004                                                            177,229
2005                                                             39,197
Thereafter                                                          221

Total                                                          $226,043


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

                       On August 13, 1997,  the Company  issued 10% Notes with a
                principal amount of $175 million dollars. The 10% Notes were issued at a discount in the amount of $2.2 million. The discount is being amortitized over the life of the notes on a straight-line basis, which approximates the effective interest method. The 10%

                Note Indenture contains certain covenants that limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions and repurchase capital stock or other equity interests or subordinated indebtedness;
                (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) enter into certain mergers and consolidations. At December 31, 2000, the Company believes that it is in compliance with such covenants. A portion of the proceeds from the 10% Notes totaling $4.5 million was paid to a bank to retire certain long-term debt. As described in Note 10, a portion of the proceeds was invested in U.S. Treasury notes to pay the 11% $100 million notes. The Company has registered securities identical to the 10% Notes, under the Securities Act of 1933, as amended. On January 8, 1998, the Company completed an exchange offer for such registered securities for the 10% Notes effective January 1, 1998.

                      The  10%  Notes  are  unconditionally  guaranteed  by  all existing and future restricted subsidiaries of the Company, which will not initially include RBH. RBH will become collateral for the 10% Notes if certain consolidated operating ratios are met. As of December 31, 2000, RBH operations as defined in the notes to consolidated financial statements did not trigger this event.

                       On June 3, 1999,  RBH  completed  a $45  million  private
                placement of 13% First Mortgage Notes. The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. Riviera Holdings Corporation has not guaranteed the $45 million RBH notes, but has agreed to a "Keep Well Agreement" of $5 million per year (or an aggregate limited to $10 million) for the first three years of RBH operations to cover if (i) the $5.85 million interest on such notes is not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million per year. RBH has registered securities identical to the 13% Notes under the Securities Act of 1933, as amended. On January 4, 2000, RBH completed an exchange offer for such registered securities.

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

                       The 13% First  Mortgage Note Indenture  contains  certain
                covenants, which limit the ability of RBH and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions and repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens and sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on RBH's operations. At December 31, 2000, RBH believes that it is in compliance with the covenants.

                       The Company has credit facilities totaling $1,600,000 for
                letters of credit issued periodically to foreign vendors for purchases of merchandise. The letters require payment upon presentation of a valid voucher.

                       The 5.5% Special  Improvement  District Bonds were issued
                by the City of Black Hawk, Colorado, in July 1998 for $2,940,000. The proceeds were used for road improvements and other infrastructure projects benefiting the Riviera Black Hawk Casino and another nearby casino. The projects were completed in 2000 at a cost of $2,240,000, including interest and reserves. The excess proceeds have been returned to the bondholders by the City of Black Hawk, Colorado. RBH is responsible for 50 percent of the debt payable over 10 years beginning in 2000.

9.    GUARANTOR INFORMATION

     The Companys 10.0% First Mortgage Notes (see Note 8) are guaranteed by a majority of the Companys wholly owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Companys guarantor subsidiaries and non-guarantor subsidiaries, as of and for the year ended December 31, 2000. As of December 31, 1999 and 1998, RBH had no operations as defined in the notes to consolidated financial statements. At December 31, 1999, RBH had total assets of approximately $72.8 million, which represent primarily cash and restricted cash and investments, other assets, the cost of the land for the Black Hawk Casino project, and construction in progress. Therefore, the Company has not included separate financial information for the guarantors as of December 31, 1999.

   The management fee to Riviera Holdings Corporation from guarantors represents cost to the Company of depreciation and interest expense on the 10% First Mortgage Notes.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION AS OF DECEMBER 31, 2000
                                                                      Combined
                                             Parent Only  Combined      Non -      Elimination    Combined
                                                         Guarantors   Guarantors     entries       totals
                                             ----------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                   $ 11,957   $ 32,473     $ 7,744       $    -        $52,174
   Current Assets                                           12,489       1,000                      13,489
                                              ----------------------------------------------------------------
       Total current assets                      11,957     44,962       8,744                      65,663


PROPERTY AND EQUIPMENT, NET                     135,542      2,983      68,505                     207,030
OTHER ASSETS, NET                                            6,043       2,085                       8,128
INVESTMENT IN SUBSIDIARIES                       49,893     29,713                   (79,606) (1)
DEFERRED INCOME TAXES                                          764       2,125                       2,889
                                               ----------------------------------------------------------------

TOTAL                                           197,392     84,465      81,459       (79,606)      283,710
                                               ================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                         1,101       1,770                       2,871
   Due to parent company                                    29,713                  (29,713)(1)
   Accounts payable                                          6,565       3,166                       9,731
   Accrued interest                               6,563          2       1,162                       7,727
   Accrued expenses Other                                   13,440       3,291                      16,731
                                                ----------------------------------------------------------------
     Total current liabilities                    6,563     50,821       9,389      (29,713)(1)     37,060
                                                ----------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                                  6,533                                   6,533
                                                ----------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION          173,885      3,510      45,777                     223,172
                                                ----------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Common stock                                          5          0                                       5
   Additional paid-in capital                    13,447     20,179      29,713      (49,893) (1)    13,446
   Treasury stock                                (9,633)         0                                  (9,633)
   Retained earnings                             13,125      3,422      (3,420)                     13,127
                                                ----------------------------------------------------------------
      Total stockholders' equity                 16,944     23,601      26,293      (49,893)        16,945
                                                ----------------------------------------------------------------
TOTAL                                          $197,392    $84,465     $81,459     $(79,606)      $283,710
Elimination entries                             ================================================================
(1) To eliminate investment in and advances to subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS INFORMATION AS OF DECEMBER 31, 2000

                                                                       Combined
                                                  Parent    Combined    Non -     Elimination
                                                   only    Guarantors Guarantors    Entries       Total 2000

    REVENUES:
Casino                                                   $   74,861   $  38,088                   $ 112,949
Rooms                                                        43,819                                  43,819
Food and beverage                                            26,738       4,018                      30,756
Entertainment                                                24,526         -                        24,526
Other                                                         9,607         374     $   557          10,538
Management fee                                  $19,850         557                 (20,407)(1)
                                                -----------------------------------------------------------------
Total revenues                                   19,850     180,108      42,480     (19,850)        222,588
Less promotional allowances                                  13,034       2,767                      15,801
                                                -----------------------------------------------------------------
    Net revenues                                 19,850     167,074      39,713     (19,850)        206,787
                                                -----------------------------------------------------------------
    COSTS AND EXPENSES:
    Direct costs and expenses of operating departments
Casino                                                       40,968      21,935                      62,903
Rooms                                                        23,364         -                        23,364
Food and beverage                                            19,773       1,659                      21,432
Entertainment                                                18,954           5                      18,959
Other                                                         3,144           2                       3,146
    Other operating expenses:
General and administrative                                   31,540       9,515                      41,055
Management fees                                              19,293         557     (19,850)(1)
Preopening expenses Black Hawk, Colorado Project              -           1,222                       1,222
Depreciation and amortization                     1,800      13,090       2,937                      17,827
                                                 -----------------------------------------------------------------
   Total costs and expenses                       1,800     170,126      37,832     (19,850)        189,908
                                                 -----------------------------------------------------------------
INCOME FROM OPERATIONS                           18,050      (3,052)      1,881        -             16,879
                                                 -----------------------------------------------------------------
OTHER (EXPENSE) INCOME
Interest expense                                (18,550)     (1,568)     (7,687)                    (27,805)
Interest income                                     500       1,611         318                       2,429
Interest capitalized                                             39         577                         616
Other, net                                                    1,171          -                        1,171
                                                 -----------------------------------------------------------------
    Total other expense                         (18,050)      1,253      (6,792)       -            (23,589)
                                                 -----------------------------------------------------------------
LOSS BEFORE INCOME TAX BENEFIT                      -        (1,799)     (4,911)       -             (6,710)
BENEFIT FOR INCOME TAXES                                        530       1,965                       2,495
                                                 -----------------------------------------------------------------
NET LOSS                                         $  -    $   (1,269)    $(2,946)   $   -           $ (4,215)
                                                 =================================================================
Elimination Entries
(1)  To eliminate intercompany revenue and expense.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION AS OF DECEMBER 31, 2000
                                                  Parent only   Combined       Combined Non -    Elimination
                                                               Guarantors        Guarantors        Entries    Combined total

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              -      $ (1,269)          $  (2,946)                  $    (4,215)
  Adjustments to reconcile net loss to net
cash provided by operating activities:
    Depreciation and amortization                    1,800        11,711               4,316                        17,827
    Provision for bad debts                                          326                                               326
    Provision for gaming discounts                                    45                                                45
    Interest expense - other                        18,550         9,255                                            27,805
    Interest paid - other                          (17,500)       (6,910)                                          (24,410)
    Interest capitalized on construction
projects                                                            (616)                                             (616)
    Changes in operating assets and
liabilities:
      (Increase) in accounts
receivable, net                                                     (877)                                             (877)
      Decrease in inventories                                         90                                                90
      (Increase) decrease in prepaid expenses
and other assets                                                    (837)                230                          (607)
      Increase (Decrease) in accounts payable                     (6,122)              4,051                        (2,071)
      Increase in accrued expenses                                 6,093               1,255                         7,348
      Increase in deferred tax asset                                (569)             (1,965)                       (2,534)
      Decrease in slot annuities payable                              (3)                                               (3)
      Increase in other long term liabilities                      1,247                                             1,247
                                               -----------------------------------------------------------------------------
        Net cash provided by operating activities    2,850         11,564               4,941            -           19,355
                                               -----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and
equipment                                                          (7,465)            (16,969)                      (24,434)
  Interest capitalized on construction projects                       616                                               616
  Decrease in short-term investments                                2,438               2,820                         5,258
  Decrease in restricted funds                                      7,887               7,173                        15,060
  (Increase) decrease in other assets                1,389         (2,044)                 (6)                         (661)
                                               -----------------------------------------------------------------------------
        Net cash used in investing activities        1,389          1,432              (6,982)            -          (4,161)
                                               -----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                   34               9,518                         9,552
  Payments on long-term borrowings                                 (1,076)             (1,223)                       (2,299)
  Purchase of treasury stock                        (6,518)                                                          (6,518)
  Advances to/from subsidiaries                      6,518         (6,518)

  Purchase of 13% Mortgage Notes - Black Hawk                           0              (6,559)                       (6,559)

Contribution of capital to Black Hawk, Inc.         (6,239)             0               6,239
                                               -----------------------------------------------------------------------------
       Net cash (used in) provided by financing
activities                                          (6,239)        (7,560)              7,975            0           (5,824)
                                               -----------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         (2,000)         5,436               5,934            -            9,370
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        13,957         27,037               1,810                        42,804
                                               -----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR            $ 11,957       $ 32,473            $  7,744       $             $  52,174

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

                       The following is a schedule by year of the minimum rental
                payments due under capital leases, as of December 31, 2000 (in thousands).

2001                                                                    $ 3,403
2002                                                                      3,403
2003                                                                      3,403
2004                                                                      2,997
2005                                                                        252

Total minimum lease payments                                             13,458
Taxes, maintenance, and insurance                                          (397)
Interest portion of payments                                             (3,174)

Present value of net minimum lease payments                             $ 9,887

                       Rental expense under operating leases for the years ended
                December 31, 2000, 1999, and 1998 was approximately  $1,133,983,
                $453,772, and $404,199, respectively. Such leases were year to year in nature.

                       In addition,  the Company leases retail space  (primarily
                to retail shops and fast food vendors) to third parties under terms of noncancelable operating leases that expire in various years through 2004. Rental income, which is included in other income, for the years ended December 31, 2000, 1999, and 1998, was approximately $1,584,300, $1,803,000, and $1,615,000, respectively.

                       At December  31,  2000,  the  Company had future  minimum
                annual rental income due under noncancelable operating leases as follows (in thousands):

2001                                                                    $ 1,399
2002                                                                      1,399
2003                                                                      1,399
2004                                                                      1,399
2005                                                                        350

Total                                                                   $ 5,946

11.   $100 MILLION NOTES RETIRED BY U.S. TREASURY BILLS

                       On August 13, 1997, the Company used part of the proceeds
                from the 10% Notes to purchase U.S. government securities (the "Securities") at a cost of $109.8 million, which were deposited into an irrevocable trust. These Securities, together with interest that was earned by the Securities, were used to pay the principal, interest from August 13, 1997 to June 1, 1998, and call premium of $4,313,000 due on the 11% $100 million notes on June 1, 1998, which was the earliest date the 11% $100 million notes could be redeemed. Interest earned from the Securities is included in interest income on U.S. Treasury bills held to retire $100 million notes. The interest expenses from the 10% Notes and from the 11% $100 million notes are reported separately on the consolidated statements of income. As a part of the funding for the retirement of these notes, substantially all the covenants (other than payment of principal and interest) were released. The call premium of $4.3 million and unamortized deferred financing costs totaling $300,000 were recorded net of the 35 percent income tax effect of $1.6 million, resulting in an extraordinary loss of $3.0 million in June of 1998.

12.   FEDERAL INCOME TAXES

                       The Company computes deferred income taxes based upon the
                difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                       The effective income tax rates on income  attributable to
                continuing operations differ from the statutory federal income tax rates for the year ended December 31 as follows (in thousands):

                                   2000                        1999                       1998
                           --------------------------  -------------------------- ------------------------
                             Amount        Rate          Amount        Rate         Amount       Rate

Benefit for income taxes
  at federal statutory rate $ (2,349)      (35.0)%      $ (2,565)      (35.0)%     $ (2,164)    (35.0)%
Benefit from outcome of
  IRS examination                                         (1,874)      (25.6)
Other                           (146)       (2.2)            (22)       (0.2)            21       0.3

Benefit for income taxes    $ (2,495)      (37.2)%      $ (4,461)      (60.8)%     $ (2,143)    (34.7)%

Comparative analysis of the provision (benefit) for income taxes is as follows:

                                        2000           1999          1998
Current                              $ 1,223         $ (984)        $ 692
Deferred                              (3,718)        (3,477)       (1,217)
Extraordinary item                                                 (1,618)

Total                                $(2,495)       $(4,461)      $(2,143)


                       The tax effects of the items  composing the Company's net
                deferred tax (asset) liability consist of the following at December 31 (in thousands):

Deferred tax liabilities:
  Reserve differential for hospitality and gaming activities                  $ 1,393        $ 968
  Difference between book and tax-depreciable property                          5,217        6,174
  Other                                                                           560          430

Total                                                                           7,170        7,572

Deferred tax assets:
  Net operating loss carryforward                                               3,309        3,064
  Reserves not currently deductible                                             2,416        1,162
  Bad debt reserves                                                               483          564
  AMT and other credits                                                         3,851        3,137

Total                                                                          10,059        7,927

Net deferred tax asset                                                        $ 2,889        $ 355


                       The Company has  $3,452,000  of  alternative  minimum tax
                ("AMT") credit and $398,000 of general business credit available to offset future income tax liabilities. The AMT credit has no expiration date. The general business credit will not begin to expire until 2009.

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

                       The Company entered into a Settlement Agreement, dated as
                of July 2, 1999 (the "Settlement Agreement"), by and among Paulson, R&E Gaming Corp. ("Gaming"), Riviera Acquisition Sub, Inc. (RAS"), Elsinore Acquisition Sub, Inc. ("EAS"), Carlo Corporation ("Carlo," and collectively with Paulson, Gaming, EAS, and RAS, the "Paulson Plaintiffs"), and the Company, subject to approval by the courts.

                       On October 7, 1999,  the Federal  District  Court for the
                Central District of California entered a bar order as part of a settlement of the lawsuit brought by Paulson against the Company. Pursuant to the terms of the Settlement Agreement, the Company purchased 463,655 shares from Paulson for $7.50 per share. The purchased shares are included in treasury stock at December 31, 1999. Holders of the 1,770,000 CVRs received $2.46 for each CVR, and all related suits between the Paulson Plaintiffs and the Company were dropped.

                       Other  (expense)  income for the year ended  December 31,
                2000, 1999, and 1998, includes $1,500,000 of insurance recovery and $1,964,000 and $1,231,000 of litigation expense, respectively, relating to the Paulson merger/litigation. The 1999 amount of $1,964,000 includes $1,159,000 or $2.00 per share in the purchase of the 463,655 shares from Paulson, which was the difference between the $7.50 and the market price of the Company's stock on July 1, 1999.

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

                       Employees and Labor  Relations - As of December 31, 2000,
                the  Riviera  had  approximately   1,928  full-time   equivalent
                employees and had collective bargaining contracts with eight unions covering approximately 1,215 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters, and teamsters. The Company's agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of the Company's unionized employees, were renegotiated in 1998 and expire in the year 2002. Collective bargaining agreements with the operating engineers, painters, and electricians were renegotiated in 2000 and expire in 2004, 2005, and 2004, respectively. The agreements with the carpenters expired in 2000 and are currently under negotiation. The Company is also in negotiations with the Musicians Union. A new agreement was negotiated with the Teamsters, which expires in 2003. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

                       Deposit   Account  -  Pursuant   to  a  deposit   account
                agreement, dated as of June 3, 1999, among Bank of America as deposit bank, Riviera Holdings Corporation and First American Title Insurance Company, Riviera Holdings Corporation deposited $5.0 million to insure First American against mechanics lien claims against the Black Hawk property. Such $5.0 million deposit was returned to Riviera Holdings Corporation in 2000. These amounts were included in cash and cash equivalents, restricted at December 31, 1999.

                       Keep-Well   Agreement   -  RBH   and   Riviera   Holdings
                Corporation entered a Keep-Well Agreement wherein, if (1) RBH does not have the necessary funds to make a payment of fixed interest on the notes during its first three years of operations or (2) consolidated cash flow is less than $9.0 million in any of the first three years of operations, Riviera Holdings Corporation will be obligated to contribute cash to RBH to make up those amounts (up to a maximum of $5.0 million for any one operating year and $10.0 million in the aggregate). On February 14, 2001, the Company advanced approximately $3.1 million to RBH under this agreement.

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

                       RBH has entered into a management  agreement in principle
                (the "RBH Management Agreement") with Riviera Gaming Management of Colorado, Inc., (the "Manager") a wholly owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on 1 percent of net revenues (gross revenues less complimentaries) and is payable quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are based on generally accepted accounting principles): (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began on February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to inter-company service fees. At December 31, 2000, RBH had accrued but not paid, and the Manager had recognized management fees of $557,000 which are eliminated in consolidation.

15.   EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

                       The  Company  has  an  employment   agreement   with  Mr.
                Westerman, Chairman of the Board and Chief Executive Officer of the Company. This agreement includes an annual base salary, an incentive bonus based upon the extent of adjusted operating earnings, contributions to a non-qualified pension plan, and contributions to a Profit Sharing and 401(k) Plan. While employed by the Company, contributions to the pension plan are in amounts equal to Mr. Westerman's salary each year, plus interest on accrued amounts of a rate equal to the current effective interest rate of the Company (10.6 percent at December 31, 2000).

                       As discussed in Note 18, Related Party Transactions,  the
                Company has a management agreement with Penninsula Gamping Partners LLC. See the note for further information.

                       On March 20, 1998,  Mr.  Westerman  exercised a clause in
                the agreement that requires the Company to establish a trust for the money in his retirement fund, as permitted in his employment agreement, following stockholder approval of a "change in control." The approval by the stockholders of the merger on February 5, 1998 constituted a change of control (see Note 12). The Company has entered into an agreement with Mr. Westerman to permit funding the trust amount at his option.

                       In  addition  to  Mr.  Westerman,  four  executives  have
                employment contracts with the Company for fixed terms of either two or three years.

                       The Company has an incentive  compensation plan, covering
                employees of the Company who, in the opinion of the Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with the Company, or other employees who also have made a significant contribution to the successful and profitable operation of the Company. The amount of the bonus is based on operating earnings before depreciation, amortization, interest expense, provision for income taxes, extraordinary losses and gains, any provisions or payments made pursuant to the plan, and any provisions or payments made pursuant to the incentive compensation of the Chairman and Chief Executive Officer. During the years ended December 31, 2000, 1999, and 1998, the Company recorded accrued bonuses of $2,258,500, $1,871,632, and $1,593,475, respectively, based upon the above incentive compensation plan and the incentive compensation plan established for the Chairman of the Board under his employment agreement.

                       The Company  contributes to multi-employer  pension plans
                under various union agreements to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,688,000, $1,637,000, and $1,658,000, for the
                years ended December 31, 2000, 1999, and 1998, respectively. These contributions were for approximately 1,400 employees, including food and beverage employees, room department employees, carpenters, engineers, stagehands, electricians, painters, and teamsters. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

                       The  Company  sponsors a Profit  Sharing  and 401(k) Plan
                that incurred administrative expenses of approximately $25,000, $21,851, and $36,000, for the years ended 2000, 1999, and 1998, respectively.

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

                       As a result of the  scheduled  opening of several new Las
                Vegas Strip properties in 1998, 1999, and 2000, an estimated 38,000 new jobs were to be filled, including 5,000 supervisory positions. Because of the Riviera's performance and reputation, its employees are prime candidates to fill these positions. In the third quarter of 1998, management instituted an employee retention plan (the "Plan"), which covers approximately 90 executive, supervisory, and technical support positions, and includes a combination of employment contracts, stay-put agreements, bonus arrangements, and salary adjustments. The period costs associated with the Plan are being accrued as additional payroll costs and included approximately $713,000, $1,000,000, and $287,000 in fiscal 2000, 1999, and 1998, respectively. The total cost of the Plan is estimated to be approximately $2.1 million over the period July 1, 1998 through June 30, 2001.

                       Deferred  Compensation  Plan - On October  2,  2000,  the
                Board of Directors adopted a Deferred Compensation Plan (the "Plan"). The purpose of the Plan is to provide eligible employees of the Company with the opportunity to defer the receipt of cash compensation. Participation in the non-qualified Plan is limited to highly compensated employees who receive compensation of at least $100,000. The deferred funds are maintained on the company books as unfunded liabilities. All elections to defer the receipt of compensation must be made no later than the December 1st preceding the Plan Year to which the election relates and are irrevocable for the duration of that Plan Year. Six (6) Company executives are currently participating in the Plan.

                       Restricted  Stock Plan - On October 2, 2000, the Board of
                Directors adopted a Restricted Stock Plan to provide incentives which will attract and retain highly competent persons as officers and key employees by providing them opportunities to receive restricted shares of the Company's common stock. Participants will consist of such officers and key employees of the Company as the Company's Compensation Committee determines to be significantly responsible for the success and future growth and profitability of the Company. Awards of restricted stock are subject to such terms and conditions as the Company determines to be appropriate at the time of the grant, including restrictions on the sale or other disposition of such shares and the provision for the forfeiture of such shares for partial or no consideration upon termination of the participant's employment within specified periods or under certain condition. Mr. Robert Vannucci, President of the Company's wholly-owned subsidiary, Riviera Operating Corporation, and Executive Vice President of Riviera Operating Corporation are currently the only participants in the Restricted Stock Plan. During 2000, a bonus of $52,833 was accrued for Mr. Grippe which is payable on or about March 15, 2001 as restricted stock.

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

                       On  May   10,   1996,   the   stockholders   approved   a
                Non-qualified Stock Option Plan for Non-employee Directors (the "Non-qualified Stock Option Plan") and a Stock Compensation Plan for Directors serving on the Compensation Committee (the "Stock Compensation Plan"). The total number of shares available for purchase under each plan is 50,000. Options are granted at market value on the date of the grant. The options vest over five years. As a result of the departure of board members, 6,000 non-qualified options were extinguished during 1998.

                       Option  Surrenders - On November 26, 1996,  414,000 stock
                options were granted to eighteen (18) Riviera Executives at an option price of $13.625 per share, 320,000 of which were granted to Mr. Westerman. Two (2) of these executives' options totaling 11,000 shares have since been cancelled due to those executives leaving the Company, resulting in a balance of 403,000 options at $13,625 per share held by sixteen (16) Company executives. These options were vested in their entirety in these sixteen
                (16) executives.

                       On January 16,  2001,  the Board  approved a Stock Option
                Surrender Plan (the "Surrender Plan"). Pursuant to the Surrender Plan, each executive could surrender all or any portion of his/her $13.625 options. Further, the Company may, but is not obligated, grant new options in an amount no less than the shares surrendered, to be issued no sooner than six (6) months and a day after the surrender of the $13.625 options. Any new options granted will be at the price of the Company's common stock on the date of grant and are subject to the vesting requirements of the Company's Employee Stock Option Plan.

                        All sixteen  (16)  Company  executives  surrendered  the
                entire balance of 403,000 of the $13.625 options effective January 31, 2001.

The activity of the Stock Option Plan and the Non-Qualified Stock Option Plan is as follows:

Outstanding at December 31, 1998                                       520,000   $2.08 to $13.63
  Grants                                                                99,000    $4.50 to $5.25

Outstanding at December 31, 1999                                       619,000   $2.08 to $13.63
  Grants                                                                97,000        $7.69
  Cancelled                                                             (4,000)       $7.69

Outstanding at December 31, 2000                                       712,000    $2.08 to $13.63

Non-Qualified Stock Option Plan

Outstanding at January 1, 1998                                          10,000  $13.25 to $13.50
  Automatic grant to directors                                           8,000   $7.50 to $9.00
  Cancelled                                                            (10,000)  $9.00 to $13.50

Outstanding at December 31, 1998                                         8,000   $7.50 to $13.50
  Automatic grant to directors                                           6,000    $4.88 to $7.50

Outstanding at December 31, 1999                                        14,000   $4.88 to $13.50
  Automatic grant to directors                                           6,000        $7.75
  Cancelled                                                             (6,000)  $4.88 to $7.75

Outstanding at December 31, 2000                                        14,000    $4.88 to $13.50

                       No compensation  cost has been recognized for unexercised
                options remaining in the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, the Company's net loss and pro forma net loss common share and common share equivalent would have been increased to the pro forma amounts indicated below at December 31 (in thousands, except per share amounts):

                                                                   2000          1999           1998
Net loss - as reported                                          $ (4,215)      $ (2,869)     $ (4,057)
Net loss - pro forma                                            $ (4,466)      $ (3,226)     $ (4,548)
Basic loss per common share - as reported                        $ (1.05)       $ (0.58)      $ (0.81)
Basic loss per common share - pro forma                          $ (1.11)       $ (0.65)      $ (0.90)
Diluted loss per common and common
  share equivalent - as reported                                 $ (1.05)       $ (0.58)      $ (0.81)
Diluted loss per common and common share
  equivalent - pro forma                                         $ (1.11)       $ (0.65)      $ (0.90)

                       The fair value of each option  grant is  estimated on the
                date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 0 percent for all years; expected volatility of 44 percent, 60 percent and 62 percent; risk-free interest rates of 5.00 percent, 5.00 percent and 5.46 percent; and expected lives of five years for all years. The weighted fair value of options granted in 2000, 1999, and 1998, was $3.56, $4.57, and $7.21, respectively.

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

                       Employee  Stock  Ownership Plan - On October 2, 2000, the
                Board of Directors adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP was established effective January 1, 2000 and replaces the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged. The ESOP provides that all employees of Riviera Las Vegas and its indirectly owned subsidiary, Riviera Black Hawk, Inc., which operates its casino in Black Hawk, Colorado, employed in the Plan Year who had completed a minimum of one thousand  (1,000)  hours of  service  in that  Plan  Year,  were employed through December 31 of that Plan Year, were at least twenty-one (21) years of age and were are not covered by a collective bargaining agreement are eligible to participate in the ESOP. The ESOP provides that the Company will make a contribution to the ESOP's participants of its Las Vegas and Black Hawk properties relative to the economic performance of each property. For Riviera Las Vegas, the Company will make a contribution equal to 1% of each eligible employee's annual operating earnings target as attained and an additional 1% thereof for each $2 million by which operating earnings is exceeded, up to a maximum of 4% for 2000 and 5% thereafter. For Riviera Black Hawk, the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $1 million by which operating earnings is exceeded, up to a maximum of 4% for 2000 and 5% thereafter. Under the ESOP, the Company contribution will be made in cash which will be used to buy Company common stock.

17.   EARNINGS PER SHARE

                       Basic  EPS is  computed  by  dividing  net  income by the
                weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the 12 months ended December 31, 2000, 1999, and 1998, were 732,000, 633,000 and 531,000, respectively.

                       A  reconciliation  of  income  and  shares  for basic and
                diluted EPS is as follows (amounts in thousands, except per share amounts):

                                                                Year Ended 2000
                                                     Income          Shares        Per Share
                                                   (Numerator)     (Denominator)     Amount

Basic EPS -
  Loss available to common stockholders              $(4,215)         4,013         $ 1.05
Effect of dilutive securities -
  Options

Diluted EPS -
  Loss available to common stockholders plus
    assumed conversions                              $(4,215)         4,013         $ 1.05


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


                       During  2000,  1999,  and  1998,  the  Company  purchased
                257,893, 4,800, and 34,300 shares of treasury stock on the open market for approximately $2,093,000, $22,000, and $167,000, respectively. In addition to the purchase of stock from Paulson as described in Note 12, the Company purchased 81,000 of its shares from SunAmerica at $7.50 per share on October 18, 1999. This transaction reduced SunAmerica's ownership of the Company to under 15 percent. On February 8, 2000, the Company completed a tender offer wherein approximately 590,000 shares of stock were purchased for $7.50 per share. The Company used its cash and cash equivalents to purchase the shares. After giving effect to such share repurchases, the Company had 3,668,128 shares of common stock outstanding. The purchases were recorded in treasury stock.

18.   SEGMENT DISCLOSURES

                       At December  31, 2000,  the Company  adopted a management
                review process by its geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. Since the management division represents all other revenue, it is also shown. Due to this change in management's review of operating results, all corresponding prior years' data has been restated to reflect the current review process. All intersegment revenues have been eliminated.

(in thousands)                                             2000          1999          1998
                                                                     (Restated)     (Restated)
Net revenues:
   Riviera Las Vegas                                     $166,841      $157,109      $158,995
   Riviera Black Hawk                                      39,713
   Riviera Gaming Management                                  233         1,064         1,000

        Total net revenues                               $206,787      $158,173      $159,995

EBITDA:

   Riviera Las Vegas                                    $  29,249     $  24,631     $  28,067
   Riviera Black Hawk                                       6,597             1
   Riviera Gaming Management                                   88         1,047         1,000

        Total EBITDA                                   $   35,928     $  25,679      $ 29,067

EBITDA margin (1):
   Riviera Las Vegas                                       17.5 %        15.7 %        17.7 %
   Riviera Black Hawk                                      16.6
   Riviera Gaming Management                               37.8          98.4         100.0

        Total EBITDA                                       17.4 %        16.2 %        17.5 %

Income (loss) from operations:

   Riviera Las Vegas                                    $  14,910     $  10,641     $  15,379
   Riviera Black Hawk (Preopening expenses in 1999)         1,881          (595)
   Riviera Gaming Management                                   88         1,047         1,000

        Total income form operations                    $  16,879     $  11,093     $  16,379

                                                                December 31,
                                                            2000           1999
Assets (2):                                                             (Restated)
     Riviera Las Vegas                                   $138,525       $145,925
     Riviera Black Hawk                                    68,505         56,734
     Riviera Gaming Management                           _______         _______

          Total Assets                                   $207,030       $202,659

(1)      Shown as a percentage of corresponding departmental revenue.
(2) Assets represent property and equipment and intangible assets, net of accumulated depreciation and amortization.

EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding corporate expenses, pre-opening expense - Black Hawk, Colorado project, severance pay and Paulson Merger/litigation costs included in Other, net.) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies

                       RIVIERA

                       The primary  marketing of the Riviera is not aimed toward
                residents of Las Vegas. Significantly all revenues derived from patrons visiting the Riviera are from other parts of the United States and other countries. Revenues for the Riviera from a foreign country or region may exceed 10 percent of all reported segment revenues; however, the Riviera cannot identify such information, based upon the nature of gaming operations.

                       RIVIERA BLACK HAWK

                       The casino in Black Hawk, Colorado,  primarily serves the
                residents of metropolitan Denver, Colorado. As such, management believes that significantly all revenues are derived from within 250 miles of that geographic area.

19.   RELATED PARTY TRANSACTIONS

                       Robert R. Barengo,  a member of the Board of Directors of
                the Company, is a director of American Wagering, Inc. ("AWI") and owns 7 percent of the outstanding stock of AWI, which leases approximately 12,000 square feet of the Riviera Hotel & Casino's casino floor. AWI is the operator of the Riviera Hotel & Casino's sport book operations. The lease provides for rental payments based upon the monthly and annual revenues derived by AWI from the location. AWI paid aggregate rent to ROC of approximately $188,000, $250,000, and $212,000, in each of the years ended December 31, 2000, 1999, and 1998, respectively. The Company believes that the terms of the lease with AWI are at least as favorable to the Company and ROC as could have been obtained from unaffiliated third parties and are at lease as favorable as terms obtained by other casino hotels in Las Vegas.

                       The  Company  entered  into a letter  agreement  with Mr.
                Barengo, a member of the Bar of the State of Nevada, pursuant to which Mr. Barengo has been assisting the Company and its outside counsel in enforcing the Company's rights under the litigation related to the Paulson merger, the Morgens Waterfall litigation and with related matters. Under such letter agreement, Mr. Barengo receives a fee of $10,000 per month for his counseling services. Fees paid under this agreement were $120,000, $120,000, and $90,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Mr. Barengo became an employee director in January 2001. He and the Company mutually terminated the agreement effective December 31, 2000.

                       Peninsula  Gaming  Partners  LLC  ("PGP")  engaged RGM to
                assist, on an interim basis, with transitional matters relating to the operations of the Diamond Jo gaming riverboat in Dubuque, Iowa. Such services include assisting in the selection of a new chief operating officer to oversee riverboat casino operations and other matters. RGM has earned fees and expenses in the amount of $232,000 and $64,000 for the years ended December 31, 2000 and 1999, respectively. PGP terminated its agreement with RGM in September 2000. Mr. Westerman served as a manager on the board of managers of Peninsula Gaming Partners, LLC until his resignation effective December 31, 2000. The Company believes that the fees were no less favorable than would have been paid in an arm's-length transaction.

                       In 1998 the Company restructured its corporate management
                team and Board of Directors. Costs associated with this actvity are included in Corporate Expenses - Severence Pay in 1998.

RIVIERA HOLDINGS CORPORATION
UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in thousands, except per share data)
-----------------------------------------------------------------------------------------------------


                                          March 31       June 30          September 30     December 31

Year Ended December 31, 2000:
  Net Revenues                             $49,699        $54,017          $51,357            $51,714
  Operating Income                           5,362          5,569            2,431              3,517
  Income (Loss) Before Taxes (Benefit)       1,076         (1,051)          (3,741)            (2,994)
  Net Income (Loss)                            675           (553)          (2,358)            (1,979)
  Earnings (Loss) Per Share, Basic          $ 0.16        $ (0.14)         $ (0.61)           $ (0.53)
  Earnings (Loss) Per Share, Diluted        $ 0.15        $ (0.14)         $ (0.61)           $ (0.53)

Year Ended December 31, 1999:
  Net Revenues                             $40,297        $40,650          $38,904            $38,322
  Operating Income                           3,859          3,281            1,438              2,515
  Income (Loss) Before Taxes (Benefit)         252         (1,164)          (4,472)            (1,946)
  Net Income (Loss)                            166           (812)          (2,172)               (51)
  Earnings (Loss) Per Share, Basic          $ 0.03        $ (0.16)         $ (0.43)           $ (0.01)
  Earnings (Loss) Per Share, Diluted        $ 0.03        $ (0.16)         $ (0.43)           $ (0.01)