Form 10-Q
period 2001-03-31
RIVIERA HOLDINGS CORP
filed 2001-05-15
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001
                               ------------------------------------------------
                                     OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ----------------

                          Commission file number  000-21430
                            ----------------------------

                       Riviera Holdings Corporation
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Nevada                                                  88-0296885
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                  89109
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number,
  including area code                                (702) 794-9527
-------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ------- No -------

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    ----     -------

                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of April 27, 2001, there were 3,692,172 shares of Common Stock, $.001 par value per share, outstanding.

                           RIVIERA HOLDINGS CORPORATION

                                     INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                               2

Condensed Consolidated Balance Sheets  at March 31, 2001 (Unaudited)  and
December 31, 2000                                                             3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months ended March 31, 2001 and 2000                                    4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months ended  March 31, 2001 and 2000                                   5

Notes to Condensed Consolidated Financial Statements (Unaudited)              6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          17


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Signature Page                                                               19

Exhibits - None                                                              20

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

April 23, 2001
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)             March 31,          December 31,
--------------------------------------------------------------------------------
                                                    2001                 2000
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $43,463              $52,174
   Accounts receivable, net                          6,093                5,548
   Inventories                                       3,083                3,342
   Prepaid expenses and other assets                 4,207                4,599
                                            ---------------   ------------------
       Total current assets                         56,846               65,663

PROPERTY AND EQUIPMENT, Net                        205,490              207,030

OTHER ASSETS, Net                                    7,730                8,128

DEFERRED INCOME TAXES, Net                           3,189                2,889
                                            ---------------   ------------------

TOTAL                                             $273,255             $283,710
                                            ===============   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                $2,937               $2,871
   Accounts payable                                  9,090                9,731
   Accrued interest                                  4,582                7,727
   Accrued expenses                                 13,811               16,731
                                            ---------------   ------------------
     Total current liabilities                      30,420               37,060
                                            ---------------   ------------------

OTHER LONG-TERM LIABILITIES                          6,567                6,533
                                            ---------------   ------------------

LONG-TERM DEBT, Net of current portion             220,003              223,172
                                            ---------------   ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 20,000,000
shares authorized; 5,106,776 shares and
and 5,110,275 shares issued at December 31, 2000
and March 31, 2001, respectively)                        5                    5
   Additional paid-in capital                       13,456               13,446
   Treasury stock (1,431,648 shares
   and 1,435,170 shares at December 31,
   2000 and March 31, 2001, respectively)           (9,665)              (9,633)

   Retained earnings                                12,469               13,127
                                            ---------------   ------------------
      Total stockholders' equity                    16,265               16,945
                                            ---------------   ------------------
TOTAL                                             $273,255             $283,710
                                            ===============   ==================
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2001 AND 2000                       Three Months Ended
(In thousands, except per share  amounts)                                March 31,
-------------------------------------------------------------------------------------------------
REVENUES:                                                        2001                2000
  Casino                                                        $27,270             $25,799
  Rooms                                                          12,735              10,973
  Food and beverage                                               7,917               7,389
  Entertainment                                                   5,900               6,281
  Other                                                           2,426               2,605
                                                          ------------------- -------------------
            Total revenues                                       56,248              53,047
   Less promotional allowances                                    4,049               3,858
                                                          ------------------- -------------------
            Net revenues                                         52,199              49,189
                                                          ------------------- -------------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                      15,320              12,879
    Rooms                                                        5,986               5,627
    Food and beverage                                            5,312               5,160
    Entertainment                                                4,261               4,608
    Other                                                          754                 723
Other operating expenses:
    General and administrative                                  10,861               9,320
    Preopening expenses-Black Hawk, Colorado project                 0               1,221
    Depreciation and amortization                                4,260               4,289
                                                          ------------------- -------------------
           Total costs and expenses                             46,754              43,827
                                                          ------------------- -------------------
INCOME FROM OPERATIONS                                           5,445               5,362
                                                          ------------------- -------------------

OTHER (EXPENSE) INCOME :
Interest expense                                                (6,785)             (6,504)
Interest income                                                    386                 473
Interest capitalized                                                 0                 641
Other, net                                                          (4)              1,104
                                                          ------------------- -------------------
     Total other expense                                        (6,403)             (4,286)
                                                          ------------------- -------------------

INCOME (LOSS) BEFORE PROVISION  (BENEFIT) FOR INCOME TAXES        (958)              1,076
PROVISION  (BENEFIT) FOR INCOME TAXES                             (300)                401
                                                          ------------------- -------------------
NET INCOME (LOSS)                                                ($658)               $675
                                                          =================== ===================

EARNINGS (LOSS) PER SHARE DATA:
Earnings (loss) per share:
   Basic                                                       $ (0.18)             $ 0.16
                                                          ------------------- -------------------
   Diluted                                                     $ (0.18)             $ 0.15
                                                          ------------------- -------------------
Weighted-average common shares outstanding                    3,675,000           4,327,000
                                                          ------------------- -------------------
Weighted-average common and common equivalent shares          3,675,000           4,369,000
                                                          ------------------- -------------------
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                              Three Months Ended
                                                                              March 31,
                                                                       2001                   2000
                                                                -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                         ($658)                  $675
  Adjustments to reconcile net income(loss) to net cash (used in) and provided by operating activities:
    Depreciation and amortization                                         4,260                  4,289
    Provision for bad debts                                                  81                     36
    Provision for gaming discounts                                           71                    194
    Interest expense                                                      6,784                  6,504
    Interest paid                                                        (9,122)                (8,951)
    Capitalized interest on construction projects                                                 (641)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                           (697)                (2,384)
      Decrease (increase) in inventories                                    258                    400
      Decrease (increase) in prepaid expenses
          and other assets                                                  390                    229
      Increase (decrease) in accounts payable                              (641)                   480
      Increase (decrease) in accrued liabilities                         (3,434)                  (494)
      Increase (decrease) in current income taxes payable                                          401
      Increase (decrease) in deferred income taxes                         (300)
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                             33                    314
                                                                ----------------     ------------------
       Net cash  provided by  (used in) operating activities             (2,973)                 1,052
                                                                ----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, Las Vegas, Nevada (2,144)                (1,543)
      Capital expenditures - Black Hawk, Colorado                          (572)               (12,677)
      Capitalized Interest on construction projects                                                641
      Purchase of short term investments                                                          (185)
      Decrease Black Hawk, Colorado restricted funds                                             4,415
      Decrease (increase) in other assets                                   182                     (6)
                                                                ----------------     ------------------

       Net cash provided by (used in) investing activities               (2,534)                (9,355)
                                                                ----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                          8,719
      Payments on long-term borrowings                                     (679)                  (279)
      Purchase of treasury stock, net                                       (33)                (4,387)
      Purchase of Black Hawk 13% 1st Mortgage Notes                      (2,500)
      Issuance of restricted stock                                            8
                                                                ----------------     ------------------
        Net cash  (used in) provided by  financing activities            (3,204)                 4,053
                                                                ----------------     ------------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                       ($8,711)               ($4,250)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          $52,174                $42,804
                                                                ----------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $43,463                $39,554
                                                                ================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
  Income Taxes paid - Colorado Income Tax                                                         $100
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable                         $293                   $716

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

Nature of Operations

The Company owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and in February of 2000, opened its casino in Black Hawk, Colorado ("Riviera Black Hawk"). Riviera Black Hawk is owned through Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM, and manages the casino. RGM provided services to Peninsula Gaming Partners LLC with respect to that Company's riverboat, Diamond Jo, operating in Dubuque, Iowa until the third quarter of 2000.

Casino operations are subject to extensive regulation in the states of Nevada and Colorado and various state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, recording casino and other revenues, and granting credit comply, in all material respects, with the applicable regulations.

Special Factors Affecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary ROC and various indirect wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial information at March 31, 2001 and for the three months ended March 31, 2000 is unaudited. However, such information reflects all adjustments (consisting solely of 2001 and normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10K.

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

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three months ended March 31, 2001 since the Company incurred a net loss.

Reclassifications

Certain amounts have been reclassified in the accompanying financial statement to conform with current year presentation.

Recently Adopted Accounting Standards

Recently Issued Accounting Standards - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company adopted SFAS No. 133 in the quarter ending March 31, 2001. The adoption of SFAS 133 had no impact on the Company or the Company's consolidated financial statements.

The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No. 00-22 Titled "Accounting for "Points" and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $307,000 of such sales incentive offers from Casino operating expense to net against Casino revenues for the first quarter of 2000.

The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No.00-14 Titled "Accounting for Certain Sales Incentives" on April 18, 2001. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF is required to be adopted by the Company during the fourth quarter of 2001 and early adoption is permitted. The Company chose to adopt this EITF in the first quarter 2001. As a result of adopting EITF 00-14, the Company reclassified appoximately $203,000 of such sales incentive offers from Casino operating expense to net against Casino revenues for the first quarter of 2000.

2.       LONG TERM DEBT AND COMMITMENTS

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the 10% Notes on a straight-line basis.

On June 3, 1999, Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary, closed a $45 million private placement of 13% First Mortgage Notes, ("the 13% Notes"). The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. The Company has not guaranteed the $45 million RBH 13% Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the 3 years of RBH operations beginning with the second quarter of 2000 to cover (i)the $5.85 million interest on such Notes if not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million per year as follows:

Operating Period #1   April 1, 2000-December 31, 2000            $6.75 Million
Operating Period #2   January 1, 2001-December 31, 2001          $9.0  Million
Operating Period #3   January 1, 2002-December 31, 2002          $9.0  Million
Operating Period #4   January 1, 2003-March 31, 2003             $2.25 Million

On February 14, 2001, the Company advanced approximately $3.0 million to RBH under this agreement Operating Period #1 which was used to acquire $2.5 million of the 13% Black Hawk Bonds. Based upon first quarter 2001 results there would be no additional Keep Well amounts due on an annualized basis.

3.       LEGAL PROCEEDINGS

The Company is a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

4.       STOCK REPURCHASES

Treasury stock purchases totaled 7,000 shares at $7.05 for the first quarter of 2001 and 590,000 shares at $7.50 as a resultof a tender offer consummated in the first quarter of 2000.

5.       ISSUANCE OF RESTRICTED STOCK

There were 3,478 shares of Treasury Stock at a cost of $4.83 issued under the Restricted Stock Plan at a market value of $7.188 per share, for executive compensation in the first quarter of 2001. The stock has restrictions as to when it can be traded or sold by its holder, primarily the shares cannot be sold until the executive terminates his employment with the Company.

6.       OTHER (EXPENSE) INCOME, NET

Other (expense) income, net includes an insurance recovery of $1.2 million for litigation costs on the Paulson litigation which was received in the first quarter 2000. Such costs were incurred in 1998 and 1999.

7.    GUARANTOR INFORMATION

The Companys 10.0% First Mortgage Notes are guaranteed by a majority of the Companys wholly owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Companys guarantor subsidiaries and non-guarantor subsidiaries, as of and for the year ended March 31, 2001.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 31, 2001
-------------------------------------------------------------------------------------------------------------------

                                                                  Combined
                                      Parent        Combined        Non-        Elimination           Combined
                                       Only        Guarantors    Guarantors       Entries              Totals

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents               $ 12,092    $ 22,227       $ 9,144             $ -             $ 43,463
  Current assets                                        12,437           948                               13,385

           Total current assets             12,092      34,664        10,092                               56,848

PROPERTY AND EQUIPMENT, Net                134,620       2,674        68,194                              205,488

OTHER ASSETS, NET                            2,917       3,125         1,685                                7,727

INVESTMENT IN SUBSIDIARIES                  42,793      32,759                     $ (75,551)  (1)              0

DEFERRED INCOME TAXES                                      943         2,247                                3,190

TOTAL                                   $ 192,422     $ 74,164      $ 82,218       $ (75,551)           $ 273,253

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt          $ -      $ 1,122       $ 1,815             $ -              $ 2,937
   Due to parent company                                24,716         1,589         (26,305)  (1)
   Accounts payable                                      5,846         3,244                                9,090
   Accrued interest                         2,188            2         2,393                                4,582
   Accrued expenses & Other                     .       12,505         1,306                               13,811

           Total current liabilities        2,188       44,191        10,347         (26,305)  (1)         30,420

OTHER LONG-TERM LIABILITIES                              6,567                                              6,567

LONG-TERM DEBT, NET OF CURRENT PORTION    173,962        3,241        42,800                              220,003

STOCKHOLDERS EQUITY:
Common stock                                    5                                                               5
   Additional paid-in capital              12,809       17,134        32,759         (49,246)  (1)         13,456
   Treasury stock                          (9,665)                                                         (9,665)
   Retained earnings                       13,123        3,032        (3,688)                              12,467
           Total stockholders equity       16,272       20,166        29,071         (49,246)              16,263

TOTAL                                   $ 192,422     $ 74,164      $ 82,218       $ (75,551)           $ 273,253

Elimination entries -
(1) To eliminate investment in and advances to subsidiaries

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS INFORMATION
MARCH 31, 2001
-------------------------------------------------------------------------------------------------------------
                                                                 Combined
                                      Parent       Combined       Non-       Elimination         Combined
                                       Only      Guarantors    Guarantors      Entries            Totals

REVENUES:
  Casino                                             $ 16,747       $10,523                         $ 27,270
  Rooms                                                12,735                                         12,735
  Food and beverage                                     6,775         1,142                            7,917
  Entertainment                                         5,878            22                            5,900
  Other                                                 2,317           109                            2,426
  Management fee                          7,504             0                    $ (7,504)(1)

  Total revenues                          7,504        44,451        11,797        (7,504)            56,248
  Less promotional allowances                           3,222           827                            4,049

           Net revenues                   7,504        41,229        10,970        (7,504)            52,199

COSTS AND EXPENSES:
  Direct costs and expenses of
    operating departments:
    Casino                                              9,993         5,327                           15,320
    Rooms                                               5,986                                          5,986
    Food and beverage                                   4,992           320                            5,312
    Entertainment                                       4,246            15                            4,261
    Other                                                 752             2                              754
  Other operating expenses:
    General and administrative                          8,098         2,763                           10,861
    Management fees                                     7,180           324         (7,504)  (1)           0
    Preopening expenses Black Hawk,
      Colorado                                                            0                                0
    Depreciation and amortization         2,920           457           883                            4,260

           Total costs and expenses       2,920        41,704         9,634         (7,504)           46,754

INCOME FROM OPERATIONS                    4,584          (475)        1,336                            5,445

OTHER (EXPENSE) INCOME:
  Interest expense                       (4,734)         (293)       (1,758)                          (6,785)
  Interest income                           150           204            33                              386
  Interest capitalized                                      0             0                                0
  Other, net                                               (4)                                            (4)

           Total other (expense) income  (4,584)          (94)       (1,726)                          (6,403)

LOSS BEFORE INCOME TAX BENEFIT                           (568)         (390)                            (958)
(BENEFIT) FOR INCOME TAXES                               (178)         (122)                            (300)

NET LOSS                                   $ -         $ (390)       $ (268)         $ -              $ (658)

Elimination entries -
(1)  To eliminate intercompany revenue and expense.

CONDENSED CONSOLIDATED STATEMENTS                                                            Combined
OF CASH FLOWS INFORMATION AS OF                                   Parent       Combined        Non-       Elimination    Combined
MARCH 31, 2001                                                     Only       Guarantors    Guarantors      Entries       Total
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          -        $   (390)     $   (268)         $  -      $  (658)
    Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                $ 2,920          457           883                      4,260
    Provision for bad debts                                                        76             5                         81
    Provision for gaming discounts                                                 71                                       71
    Interest expense                                               4,734          293         1,759                      6,786
    Interest paid                                                 (8,750)        (107)         (265)                    (9,122)
    Changes in operating assets and liabilities:
      Increase (decrease) in accounts receivable, net                            (667)          (30)                      (697)
      Decrease (increase) in inventories                                          324           (66)                       258
      Increase (decrease) in prepaid expenses and other assets                    (15)          405                        390
      Increase (decrease) in accounts payable                                    (480)         (161)                      (881)
      Increase (decrease) in accrued expenses                                  (3,154)         (280)                    (3,434)
      Increase in deferred income taxes                                          (178)         (122)                      (300)
      Increase in non-qualified pension plan obligation to CEO upon
      retirement                                                                   33                                       33

           Net cash provided by operating activities             (1,096)       (3,737)        1,860                     (2,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment - Las Vegas                  (2,144)                                  (2,144)
  Capital expenditures for property and equipment - Black Hawk                                 (572)                      (572)
  Decrease (increase) in other assets                             1,231        (1,049)                                     182
           Net cash used in investing activities                  1,231        (3,193)         (572)            0       (2,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings
  Payments on long-term borrowings                                               (247)         (433)                      (680)
  Purchase of treasury stock                                       (33)                                                    (33)
  Advances to/from subsidiaries                                     33            (33)                                       0
  Purchase of 1st Mortgage Notes - Black Hawk                                                (2,500)                    (2,500)
  Contribution of capital to Black Hawk, Inc.                                  (3,037)        3,045                          8
           Net cash (used in) provided by financing activities       0         (3,317)          112             0       (3,205)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   135        (10,246)        1,400                     (8,711)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    11,957         32,473         7,744                     52,174
CASH AND CASH EQUIVALENTS, END OF YEAR                         $12,092      $  22,227      $  9,144         $   -     $ 43,328


8. SEGMENT DISCLOSURES

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

(In thousands)                                 2001                 2000
                                                                 (Restated)
Net revenues:
    Riviera Las Vegas                       $41,299                $41,483
    Riviera Black Hawk                       10,970                  7,603
    Riviera Gaming Management                     0                    103
                                        ------------        ---------------
        Total net revenues                 $ 52,199                $49,189
                                        ============        ===============

Income (loss) from operations:
    Riviera Las Vegas                       $ 4,110                $ 4,113
    Riviera Black Hawk                        1,336                  1,152
    Riviera Gaming Management                    (1)                    97
                                        ------------        ---------------
         Total income from operations       $ 5,445                $ 5,362
                                        ============        ===============

EBITDA:
    Riviera Las Vegas                        $7,162                 $7,599
    Riviera Black Hawk                        2,543                  3,176
    Riviera Gaming Management                     0                     97
                                        ------------        ---------------
        Total EBITDA                         $9,705                $10,872
                                        ============        ===============

EBITDA margin (1):
    Riviera Las Vegas                         17.4%                  18.3%
    Riviera Black Hawk                        23.2%                  41.8%
    Riviera Gaming Management                                        94.2%
                                        ------------        ---------------
        Total EBITDA                          18.7%                  22.1%
                                        ============        ===============

(1)EBITDA consists of earnings before interest, income taxes, depreciation, amortization, preopening expenses, and Other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

                                          March 31,            December 31,
                                             2001                   2000
Assets (2):
         Riviera Las Vegas                 $137,292               $138,525
         Riviera Black Hawk                  68,194                 68,505
         Riviera Gaming Management
                                        ------------        ---------------
             Total assets                  $205,486               $207,030
                                        ============        ===============

      (2)Asset represent property and equipment and intangible assets, net of accumulated depreciation and amortization.

RIVIERA LAS VEGAS REVENUES

     The primary marketing of the Riviera Las Vegas is not aimed toward residents of Las Vegas, Nevada. Significantly all revenues derived from patrons visiting the Riviera Las Vegas are from other parts of the United States and other countries. Revenues for Riviera Las Vegas from a foreign country or region may exceed 10 percent of all reported segment revenues; however, the Riviera Las Vegas cannot identify such information, based upon the nature of gaming operations.

RIVIERA BLACK HAWK REVENUES

     The casino in Black Hawk, Colorado, primarily serves the residents of metropolitan Denver, Colorado. As such, management believes that significantly all revenues are derived from within 250 miles of that geographic area.

MANAGEMENT AGREEMENTS

     RBH has entered into a management agreement (the RBH Management Agreement) with Riviera Gaming Management of Colorado, Inc. (the Manager), a wholly owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a preformance fee. The revenue fee is based on 1 percent of net revenues (gross revenue less complimentaries) and is paid quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are based on generally accepted accounting principles: (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began of February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to inter-company service fees. At March 31, 2001, RBH had accrued but not paid, and the Manager had recognized management fees of $882,000 of which $324,000 are for the three months ended March 31, 2001and $334,000 are for the three months ended March 31, 2000. These management fees are eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable.

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. EBITDA from properties for the purposes of this table includes preopening expense and intercompany management fees. Operating income from properties is presented as shown on the Consolidated Statement of Operations.

                                     First Quarter         Incr/      %Incr/
(In Thousands)                     2001          2000      (Decr)     (Decr)
                                   ----          ----
Net revenues:
   Riviera Las Vegas              $41,229       $41,483    ($254)     -0.6%
   Riviera Black Hawk              10,970         7,603    3,367      44.3%
   Riviera Gaming Management            0           103     (103)
                                        -           ---    ------     -----
       Total Net Revenues         $52,199       $49,189   $3,010       6.1%
                                  =======       =======   =======     =====

Operating Income (Loss)
   Riviera Las Vegas               $4,110        $4,113    ($  3)
   Riviera Black Hawk               1,336         1,152      184      16.0%
   Riviera Gaming Management          (1)            97      (98)
                                      ---            --      ---      ----
       Total Operating Income      $5,445        $5,362     ($83)     -0.2%
                                   ======        ======     =====     =====

EBITDA:(1)
   Riviera Las Vegas               $7,162        $7,599    ($437)      -5.8%
   Riviera Black Hawk               2,543         3,176    ( 633)     -19.9%
   Riviera Gaming Management            0            97      (97)
                                        -            --    ------     ------
       Total EBITDA               $ 9,705       $10,872   ($1,167)    -10.7%
                                  =======       =======   =======    =======
EBITDA margin:
   Riviera Las Vegas                17.4%         18.3%      -0.9%
   Riviera Black Hawk               23.2%         41.8%     -18.6%
   Riviera Gaming Management                      94.2%     -94.2%
                                   ------       -------    -------
       Total EBITDA                 18.6%         22.1%      -3.4%
                                  =======       =======    =======


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

Riviera Las Vegas

Revenues

                  Net revenues decreased by approximately $254,000, or 0.6%, from $41.5 million in 2000 to $41.2 million in 2001 due primarily to decreased casino and entertainment revenues offset by increased room revenues. Casino revenues decreased by approximately $1.8 million, or 9.5%, from $18.5 million during 2000 to $16.7 million during 2001 due to a decrease in slot machine revenue. Entertainment revenues decreased by approximately $404,000, or 6.4%, from $6.3 million during 2000 to $5.9 million during 2001 due primarily to a decrease in Splash and Crazy Girls revenues as result of competition from the openings of new shows on the Las Vegas Strip. During the first quarter of 2001, the hotel room mix included more convention rooms and fewer tour and travel and slot promotion rooms. In addition, management had tightened the criteria for slot complimentaries begining in 2001 and there were fewer slot promotions, tournaments and special events than the prior year. Late in the first quarter 2001management determined that these policies should be changed and the appropriate adjustments were made to reduce the slot customer qualification criteria, to add promotional events and to increase slot promotional rooms without reducing convention rooms. Room revenues increased by approximately $1.8 million, or 16.1%, from $11.0 million 2000 to $12.7 million during 2001 as a result of an increase in average room rate of $8.53, or 16.0% while hotel occupancy remained approximately the same, 96.4% in 2000 to 96.3% in 2001. Other revenues decreased by approximately $123,000, or 5.0%, from $2.4 million during 2000 to $2.3 million during 2001 due primarily to decreased gift shop and concession revenues. Promotional allowances decreased by approximately $168,000, or 5.0%, from $3.4 million during 2000 to $3.2 million during 2001 primarily due to decreases in comps related to lower casino activity.

Direct Costs and Expenses of Operating Departments

                  Casino expense decreased by approximately $535,000, or 5.1%, from $10.5 million during 2000 to $10.0 million during 2001, due to decreased casino marketing costs and bad debts expense. Room costs increased $359,000, or 6.4% from $5.6 million in 2000 to $6.0 million in 2001, due to increased payroll under union contracts and additional convention sales commissions and expenses. Entertainment costs decreased by approximately $360,000, or 7.8%, from $4.6 million during 2000 to $4.2 million during 2001 due to a decrease in entertainment special events.

Other Operating Expenses

                   General and administrative expenses increased by approximately $501,000, or 6.6%, from $7.6 million for 2000 to $8.1 million in 2001 due primarily to higher energy costs. Riviera Las Vegas depreciation and amortization decreased by approximately $299,000, or 8.1%, from $3.7 million during the 2000 period to $3.4 million during the 2001 period as the $22 million of furniture and equipment acquired in 1993 became fully depreciated.

Income from Operations

                   Income from operations in Las Vegas remained the same at approximately $4.1 million due to decreased net revenues and increased energy costs offset by decreased depreciation expense.

EBITDA

                Riviera Las Vegas EBITDA, as defined, decreased by approximately $437,000, or 5.8%, from $7.6 million in 2000 to $7.2 million in 2001 for reasons described above. During the same periods, EBITDA margin decreased from 18.3 % to 17.4% of net revenues.

Riviera Black Hawk

Revenues

                  Net revenues increased by approximately $3.4 million, for a full three months of operations in 2001 versus two months in 2000. Casino revenues were $7.3 million in 2000 and $10.5 million in 2001 as win per slot machine per day increased from $130 in the first quarter of 2000 to $142 in 2001.

                  Food and beverage revenues were approximately $1.1 million in 2001, of which $827,000 was complimentary (promotional allowance). The World's Fare Buffet restaurant replaced the coffee shop in fourth quarter 2000 and has served as a marketing tool increasing customer traffic and slot volumn over first quarter 2000. Other revenues increased 76% to $109,000 primarily from ATM transaction fees.

Direct Costs and Expenses of Operating Departments

                  Casino expenses were approximately $5.3 million, 48.6% of casino revenues in the first quarter of 2001 compared with $2.4 million of 32.2% of casino revenues in 2000. In 2001 the marketing effort was strengthened to target higher end players with additional VIP and direct mail marketing resulting in increased membership in the slot club. Gaming taxes were recorded on an actual basis (5%) in the first quarter of 2000 and on an annualized basis (17%) in the first quarter of 2001. Consequently, gaming tax expense in first quarter 2000 was $900,000 less than 2001. Food and beverage costs of complimentary revenues are recorded as promotional allowances under GAAP. From an operational standpoint these expenses are recorded in th food and beverage department and matched with the total cash and complimentary revenues. In the first quarter of 2001 the food and beverage department results increased approximately $100,000 from a loss to breakeven.

Other Operating Expenses

                  General and administrative expenses were approximately $2.8 million, or 25.2% of net revenues for 2001 compared with 22.6% of net revenues in 2000 due to increased property taxes and energy costs. Depreciation and amortization increased from $469,000 in 2000 to $883,000 in 2001, due to the additional month of operations.

Income from Operations

     Income from operations in Black Hawk, Colorado increased approximately $184,000 or 16.0% due to increased revenues as a result of increased direct costs for marketing and promotion for the casino in the first quarter of 2001. In 2000, these programs had not yet been instituted because business was generated by the "newness factor" of the property.

EBITDA

                Riviera Black Hawk EBITDA, as defined, was $2.5 million, or 23.2% of net revenues in the first quarter of 2001 compared with $3.2 million or 41.8% of net revenues in 2000. The 41.8% margin was unusually high in 2000 due to the extraordinary grand opening volumes.

Consolidated Operations

Other Income (Expense)

                  Interest expense on the $175 million 10% First Mortgage Notes issued by Rivera Holdings Corporation of $4.4 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $5 million in 2001 and 2000. Interest expense on the $45 million 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $1.8 million in 2001 compared to $1.5 million for the first quarter of 2000.

                  Other expenses, net includes an insurance reimbursement of Paulson litigation costs of $1.2 million in 2000.

Net Income (Loss)

                  The results of operations decreased $1.3 million from net income of $675,000 in 2000 to a net loss of $658,000 in 2001 due primarily to higher energy costs and not having the benefit of the insurance reimbursement of Paulson litigation costs that were realized in 2000.

EBITDA

                Consolidated EBITDA, as defined, decreased by approximately $1.2 million, or 10.7%, from $10.9 million in 2000 to $9.7 million in 2001. During the same periods, EBITDA margin decreased from 22.1% to 18.6% of net revenues.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash and cash equivalents of $43.5 million. The cash and cash equivalents decreased $8.7 million during the three months of 2001 as a result of $3.0 million of cash used in operations, $600,000 in capital expenditures at Riviera Black Hawk, $2.1 million in capital expenditures for Riviera Las Vegas and payments of $680,000 of debt. Finally, Riviera Black Hawk purchased $2.5 million of its 13% First Mortgage Bonds in a private transaction during 2001.

Management believes that cash flow from operations, combined with the $43.5 million cash and cash equivalents will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2001 for both the Las Vegas and Black Hawk properties.

Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the $175 million 10% Notes ("the 10% Notes") at maturity on August 15, 2004 and may not be sufficient to pay the remaining $36 million of 13% Notes ("the 13% Notes") at maturity on May 1, 2005. Accordingly, the ability of the Company and its subsidiary to repay the 10% and 13% Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company and its subsidiary will be able to refinance the principal amount of the 10% and 13% Notes at maturity. The 10% Notes are not redeemable at the option of the Company until August 15, 2001, and thereafter are redeemable by the terms of its call provisions at premiums beginning at 105.0% and declining each subsequent year to par in 2003. Riviera Black Hawk, Inc. may redeem 100% of the 13% Notes beginning May 1, 2002, by the terms of its call provisions at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

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

The 10% Notes contain certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its unrestricted subsidiary Riviera Black Hawk, Inc. under the 13% Notes), subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain capital expenditure programs under these circumstances, which could have an adverse effect on operations.

The 13% Notes also contain certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs which could have an adverse effect on the Company's operations.

At March 31, 2001, the Company believes that it is in compliance with the covenants of both the 10% Notes and the 13% Notes.

Forward Looking Statements

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report as well as the Company's most recent annual report on Form 10-K, and include the Company's substantial leverage, the risks associated with the expansion of the Company's business, as well as factors that affect the gaming industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 30 days or less.

     As of March 31, 2001, we had $222.9 million in borrowings. The borrowings include $175 million in notes maturing in 2004, $36 million remaining notes maturing in 2005 and capital leases maturing at various dates through 2005. Interest under the $175 million notes is based on a fixed rate of 10%. Interest on the $36 million notes is 13% with contingent interest if certain operating results are achieved. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $.6 million in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over ten years beginning in 2000. The special improvement district bonds bear interest at 5.5%. Other borrowings relate to leases.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in                                                                                               Fair Value
thousands)                     2001      2002       2003       2004       2005    Thereafter     Total    at 3/31/00
     Assets
Short term investments                                                                            $ -        $ -
Average interest rate

Long Term Debt Including Current Portion

Equipment loans and
 capital leases Las Vegas       $ 855    $ 1,201    $ 1,285    $ 1,005       $ 17               $ 4,363    $ 4,363
Average interest rate            8.0%       7.8%       7.8%       8.4%       8.4%

10% First Mortgage Note Las Vegas                            $ 173,962                        $ 173,962  $ 150,500
Average interest rate                                            10.0%

Equipment loans
Black Hawk, Colorado              $ 8        $ 8                                                  $ 16       $ 16
Average interest rate           11.2%      11.2%

Capital leases
 Black Hawk, Colorado          $1,270    $ 1,848    $ 2,044    $ 2,263      $ 658              $ 8,083    $ 8,083
Average interest rate           10.8%      10.8%      10.8%      10.8%      10.8%

Special Improvement District Bonds
 Black Hawk, Colorado            $ 58       $ 68       $ 71       $ 76       $ 81     $ 221      $ 575      $ 575
Average interest rate            5.5%       5.5%       5.5%       5.5%       5.5%      5.5%


 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                                  $ 35,941              $ 35,941  $ 35,941
Average interest rate                                                       13.0%


Part II.  OTHER INFORMATION

Legal Proceedings

The Company is a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

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


                                               RIVIERA HOLDINGS CORPORATION


                                               By: /s/ William L. Westerman
                                               William L. Westerman
                                               Chairman of the Board and
                                               Chief Executive Officer

                                               By: /s/ Duane Krohn
                                               Duane Krohn
                                               Treasurer and
                                               Chief Financial Officer


                                               Date: May 10, 2001

                        Riviera Holdings Corporation
                                 Form 10Q
                               March 31, 2001



Exhibits


  None