Form 10-Q
period 2001-06-30
RIVIERA HOLDINGS CORP
filed 2001-08-13
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ---- to----

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No___

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No_____

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of August 9, 2001, there were 3,550,800 shares of Common Stock, $.001 par value per share, outstanding.

                      RIVIERA HOLDINGS CORPORATION

                                  INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                              2

Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited)
and December 31, 2000                                                        3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Six months ended June 30, 2001 and 2000                            4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three and Six Months ended June 30, 2001 and 2000                            5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           16

Item 3. Quantitative and Qualitative Disclosures about Market Risk          27


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  28

Signature Page                                                              29

Exhibits - None                                                             30

INDEPENDENT ACCOUNTANTS REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the Company) and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations and of cash flows for the three and six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Companys management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 2000, and the related consolidated statements of operations, shareholders equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

July 24, 2001
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
                                                                June 30       December 31
                                                                 2001            2000
ASSETS                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                 $     49,530    $     52,174
   Accounts receivable, net                                         3,630           5,548
   Inventories                                                      2,547           3,342
   Prepaid expenses and other assets                                4,308           4,599
                                                           ---------------  --------------
       Total current assets                                        60,015          65,663

PROPERTY AND EQUIPMENT, Net                                       204,672         207,030
OTHER ASSETS, Net                                                   7,270           8,128
DEFERRED INCOME TAXES                                               3,244           2,889
                                                           ---------------  --------------
TOTAL                                                        $    275,201    $    283,710
                                                           ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                         $      3,009    $      2,871
   Accounts payable                                                 9,683           9,731
   Accrued interest                                                 7,917           7,727
   Accrued expenses                                                11,989          16,731
                                                           ---------------  --------------
     Total current liabilities                                     32,598          37,060
                                                           ---------------  --------------
OTHER LONG-TERM LIABILITIES                                         7,153           6,533
                                                           ---------------  --------------
LONG-TERM DEBT, Net of current portion                            219,319         223,172
                                                           ---------------  --------------

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 20,000,000 shares
  authorized; 5,106,776 and 5,106,776 shares issued at
  December 31, 2000 and  June 30, 2001, respectively)                   5               5
 Additional paid-in capital                                        13,486          13,446
 Treasury stock (1,431,648 shares and 1,440,379 shares at
    December 31, 2000 and June 30, 2001, respectively)             (9,759)         (9,633)
 Retained earnings                                                 12,399          13,127
                                                           ---------------  --------------
      Total stockholders' equity                                   16,131          16,945
                                                           ---------------  --------------
TOTAL                                                        $    275,201    $    283,710
                                                           ===============  ==============
See notes to condensed consolidated financial statements

                                                3

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000       Three Months Ended        Six Months Ended
(In thousands, except per share  amounts)                            June 30,                   June 30,

REVENUES:                                                      2001         2000         2001          2000
  Casino                                                    $    31,045  $    28,632  $    58,314  $     54,431
  Rooms                                                          11,736       11,580       24,471        22,553
  Food and beverage                                               8,493        8,659       16,410        16,048
  Entertainment                                                   5,864        6,282       11,763        12,563
  Other                                                           2,500        2,812        4,928         5,417
                                                            ------------ -------------- ----------  ------------
            Total revenues                                       59,638       57,965      115,886       111,012
   Less promotional allowances                                    4,810        4,521        8,858         8,379
                                                            ------------ -------------- ----------  ------------
            Net revenues                                         54,828       53,444      107,028       102,633
                                                            ------------ -------------- ----------  ------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                       16,790       15,456       32,111        28,335
    Rooms                                                         6,242        6,229       12,228        11,856
    Food and beverage                                             5,690        5,635       11,002        10,795
    Entertainment                                                 4,126        4,976        8,386         9,584
    Other                                                           854          861        1,609         1,584
Other operating expenses:
    General and administrative                                   10,557       10,365       21,420        19,684
    Preopening expenses-Black Hawk, Colorado                                                              1,222
    Depreciation and amortization                                 4,287        4,353        8,546         8,642
                                                            ------------ -------------- ----------  ------------
            Total costs and expenses                             48,546       47,875       95,302        91,702
                                                            ------------ -------------- ----------  ------------
INCOME FROM OPERATIONS                                            6,282        5,569       11,726        10,931
                                                            ------------ -------------- ----------  ------------

OTHER (EXPENSE) INCOME :
Interest expense                                                (6,747)      (7,340)     (13,531)      (13,844)
Interest income                                                     368          660          753         1,133
Interest capitalized                                                                            0           616
Other, net                                                         (27)           60         (31)         1,189
                                                            ------------ -------------- ----------  ------------
      Total other expense                                        (6,406)      (6,620)     (12,809)      (10,906)
                                                            ------------ -------------- ----------  ------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES         (124)      (1,051)      (1,083)            25
(BENEFIT) FOR INCOME TAXES                                         (54)        (498)        (355)          (97)
                                                            ------------ -------------- ----------  ------------
NET INCOME (LOSS)                                           $      (70)   $    (553)     $  (728)    $      122
                                                            ============ ============== ==========  ============
EARNINGS (LOSS) PER SHARE DATA:
Earnings (loss) per share:
   Basic                                                    $    (0.02)   $   (0.14)     $ (0.20)    $     0.03
                                                           ------------ --------------- ---------  ------------
   Diluted                                                  $    (0.02)   $   (0.14)     $ (0.20)    $     0.03
                                                           ------------ -------------- ----------  ------------
Weighted-average common shares outstanding                        3,668        3,933       3,670         4,031
                                                           ------------ -------------- ----------  ------------
Weighted-average common and common equivalent shares              3,668        3,933       3,670         4,081
                                                           ------------ -------------- ----------  ------------
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY                      Three Months Ended         Six Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                       June 30,                    June 30,
(Unaudited)                                                     2001           2000         2001           2000
                                                             ------------  ------------ -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                             $     (70)    $     (553)  $     (728)     $      122
  Adjustments to reconcile net income(loss) to net cash
(used in) and
    provided by operating activities:
    Depreciation  and amortization                                 4,287          4,353        8,546          8,642
    Provision for bad debts                                           57           (73)          139            158
    Provision for gaming discounts                                  (92)                        (21)
    Interest expense                                               6,747          7,340       13,531         13,844
    Interest paid                                                (2,752)        (3,361)     (11,874)       (12,312)
    Capitalized interest on construction projects                                                             (616)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                   2,499          2,762        1,802            378
      Decrease (increase) in inventories                             537            168          795            568
      Decrease (increase) in prepaid expenses and other assets      (88)           (48)          304            181
      Increase (decrease) in accounts payable                        593        (2,001)         (48)        (1,521)
      Increase (decrease) in accrued liabilities                 (1,387)            765      (4,820)            246
      Increase (decrease) in current income taxes payable                         (401)
      Increase (decrease) in deferred income taxes                  (55)           (31)        (355)           (31)
      Increase in deferred compensation plan liability               494                         494
      Increase (decrease) in non-qualified pension plan
        obligation to CEO upon retirement                          (283)            318        (250)            632
                                                             ------------  --------------------------  -------------
       Net cash provided by operating activities                  10,487          9,241        7,515         10,293
                                                             ------------  --------------------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, Las
        Vegas, Nevada                                            (2,451)        (2,079)      (4,595)        (3,622)
      Capital expenditures - Black Hawk, Colorado                (1,022)          (751)      (1,594)       (13,428)
      Capitalized Interest on construction projects                                                             616
      Purchase of short term investments                                          5,443                       5,258
      Decrease Black Hawk, Colorado restricted funds                              3,974                       8,389
      Decrease (increase) in other assets                          (196)            516         (15)            535
                                                             ------------  -------------- -----------  -------------
       Net cash provided by (used in) investing activities       (3,669)          7,103      (6,204)        (2,252)
                                                             ------------  -------------- -----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                0            799                       9,518
      Payments on long-term borrowings                             (690)          (501)      (1,370)          (780)
      Purchase of treasury stock                                    (17)                        (49)        (4,425)
      Increase in paid-in capital                                     41           (38)           41
      Purchase of deferred comp treasury stock                     (193)                       (193)
      Purchase of Black Hawk 13% 1st Mortgage Notes                    0                     (2,500)
      Issuance of restricted stock                                   108                         116
                                                             ------------  -------------- -----------  -------------
        Net cash (used in) provided by financing activities        (751)            260      (3,955)          4,313
                                                             ------------  -------------- -----------  -------------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS             $    6,067     $   16,604   $  (2,644)     $   12,354
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    43,463         38,554       52,174         42,804
                                                             ------------  -------------- -----------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   49,530     $   55,158   $   49,530     $   55,158
                                                             ============  =============  ===========  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
  Income Taxes paid - Colorado Income Tax                                    $      40                  $      140
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable            $     232      $     230     $     232    $      230

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Riviera Holdings Corporation and its wholly-owned subsidiary, Riviera Operating Corporation ("ROC") (together, the "Company"), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.

In August 1995, Riviera Gaming Management, Inc. ("RGM") incorporated in the State of Nevada as a wholly-owned subsidiary of ROC for the purpose of obtaining management contracts in Nevada and other jurisdictions. In March 1997 Riviera Gaming Management of Colorado was incorporated in the State of Colorado, and in August 1997 Riviera Black Hawk, Inc. (RBH) was incorporated in the State of Colorado for the purpose of developing a casino in Black Hawk, Colorado which opened February 4, 2000.

Nature of Operations

The Company owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and in February of 2000, opened its casino in Black Hawk, Colorado ("Riviera Black Hawk"). Riviera Black Hawk is owned through Riviera Black Hawk, Inc. ("RBH"), a wholly-owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly-owned subsidiary of RGM, and manages the casino. RGM provided services to Peninsula Gaming Partners LLC with respect to that Company's riverboat, Diamond Jo, operating in Dubuque, Iowa until the third quarter of 2000 when the contract was terminated.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary ROC and various indirect wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial information at June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for those interim periods. The results of operations for the three months and six months ended June 2001 are not necessarily indicative of the results that will be achieved for the entire year.

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

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three months and six months ended June 30, 2001 and 2000 since the Company incurred a net loss.

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

The Emerging Issues Task Force of the American Institute of Certified Public Accountants (EITF) issued EITF No. 00-22 titled Accounting for Points and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $534,000 and $841,000 respectively of such sales incentive offers (Points) from Casino operating expense to net against Casino revenues for the three months and six months ending June 30, 2000.

The Emerging Issues Task Force of the American Institute of Certified Public Accountants (EITF) issued EITF No. 00-14 titled Accounting for Certain Sales Incentives on April 18, 2001. The Company offers such sales incentives as Cash Vouchers. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF is required to be adopted by the Company during the fourth quarter of 2001 and early adoption is permitted. The Company chose to adopt this EITF in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $40,000 and $243,000 respectively of such sales incentive offers (Cash Vouchers) from Casino operating expense to net against Casino revenues for the three months and six months ending June 30, 2000.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

2.       LONG TERM DEBT AND COMMITMENTS

On August 13, 1997, the Company issued 10% First Mortgage Notes (the 10% Notes) with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the 10% Notes on a straight line basis which approximates the effective interest method.

On June 3, 1999, Riviera Black Hawk, Inc. (RBH), a wholly-owned subsidiary, closed a $45 million private placement of 13% First Mortgage Notes, (the 13% Notes). The net proceeds of the placement were used to fund the completion of RBHs casino project in Black Hawk, Colorado. The Company has not guaranteed the $45 million RBH 13% Notes, but has agreed to a Keep Well of $5 million per year (or an aggregate limited to $10 million) for the 3 years of RBH operations beginning with the second quarter of 2000 to cover (i) the $5.85 million interest on such Notes if not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million per year as follows:

Operating Period #1   April 1, 2000-December 31, 2000         $6.75 Million
Operating Period #2   January 1, 2001-December 31, 2001       $9.0   Million
Operating Period #3   January 1, 2002-December 31, 2002       $9.0   Million
Operating Period #4   January 1, 2003-March 31, 2003          $2.25 Million

On February 14, 2001, the Company advanced approximately $3.2 million to RBH under this agreement for Operating Period #1 which was used to acquire $2.5 million of the 13% Black Hawk Bonds. Based upon the six months results at June 30, 2001 there would be no additional Keep Well amounts due on an annualized basis.

3.       LEGAL PROCEEDINGS

The Company is a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

4.       STOCK REPURCHASES

Treasury stock purchases totaled 7,000 shares at $7.05 per share for the first six months of 2001. The Deferred Compensation Trust purchased 25,775 shares of Company stock on the open market at a cost of $7.50 per share during the first six months of 2001. See also note 9 Subsequent event.

5.       ISSUANCE OF RESTRICTED STOCK

There were 20,566 shares of Treasury Stock at a cost of $4.83 per share issued under the Restricted Stock Plan for executive compensation in the second quarter of 2001. The stock has restrictions as to when it can be traded or sold by its holders, primarily the shares cannot be sold until the executive terminates his or her employment with the Company.

6.       OTHER (EXPENSE) INCOME, NET

Other (expense) income, net includes an insurance recovery of $1.2 million for litigation costs on the Paulson and Morgens Waterfall litigation which was received in the first quarter 2000.

7.    GUARANTOR INFORMATION

The Companys 10.0% First Mortgage Notes are guaranteed by a majority of the Companys wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Companys guarantor subsidiaries and non-guarantor subsidiaries, as of and for the six months ended June 30, 2001.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                           Combined
                                               Parent         Combined         Non-       Elimination        Combined
                                                Only         Guarantors     Guarantors      Entries           Totals
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 12,163       $ 30,116        $ 7,251        $ -          $ 49,530
  Current assets                                                    9,486            999                       10,485

           Total current assets                     12,163         39,602          8,250                       60,015

PROPERTY AND EQUIPMENT, Net                        133,669          2,708         68,295                      204,672

OTHER ASSETS, NET                                    2,701          2,352          2,217                        7,270

INVESTMENT IN SUBSIDIARIES                          42,793         32,758                 $  (75,551) (1)          (0)

DEFERRED INCOME TAXES                                                 933          2,311                        3,244

TOTAL                                            $ 191,326       $ 78,353       $ 81,073   $ (75,551)       $ 275,201

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                   $ -        $ 1,147        $ 1,862        $ -           $ 3,009
   Due to parent company                                           24,716          2,151     (26,867) (1)           0
   Accounts payable                                                 6,436          3,247                        9,683
   Accrued interest                                  6,563              1          1,353                        7,917
   Accrued expenses                                      _         10,922          1,067                       11,989

           Total current liabilities                 6,563         43,222          9,680     (26,867) (1)      32,598

OTHER LONG-TERM LIABILITIES                                         7,153                                       7,153

LONG-TERM DEBT, NET OF CURRENT PORTION             174,039          2,945         42,335                      219,319

STOCKHOLDERS EQUITY:
Common stock                                             5                                                          5
   Additional paid-in capital                        7,352         22,060         32,758     (48,684) (1)      13,486
   Treasury stock                                   (9,759)                                                    (9,759)
   Retained earnings                                13,126          2,973         (3,700)                      12,399

           Total stockholders equity                10,724         25,033         29,058     (48,684)          16,131

TOTAL                                            $ 191,326       $ 78,353       $ 81,073   $ (75,551)       $ 275,201

Elimination entries -
(1) To eliminate investment in and advances to subsidiaries

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS INFORMATION
For the Six Months Ended JUNE 30, 2001
--------------------------------------------------------------------------------------------------------------------------
                                                                       Combined
                                          Parent        Combined        Non-        Elimination       Combined
                                           Only        Guarantors    Guarantors       Entries          Totals

REVENUES:
  Casino                                                   $ 36,367      $ 21,947                     $ 58,314
  Rooms                                                      24,471                                     24,471
  Food and beverage                                          13,903         2,507                       16,410
  Entertainment                                              11,672            91                       11,763
  Other                                                       4,694           234                        4,928
  Management fee                            $ 15,223              0                     $ (15,223)(1)        0

  Total revenues                              15,223         91,107        24,779         (15,223)     115,886
  Less promotional allowances                                 7,039         1,819                        8,858

           Net revenues                       15,223         84,068        22,960         (15,223)     107,028

COSTS AND EXPENSES:
  Direct costs and expenses of
    operating departments:
    Casino                                                   21,009        11,102                       32,111
    Rooms                                                    12,228                                     12,228
    Food and beverage                                        10,207           795                       11,002
    Entertainment                                             8,356            30                        8,386
    Other                                                     1,609                                      1,609
  Other operating expenses:
    General and administrative                               15,749         5,671                       21,420
    Management fees                                          14,621           602         (15,223) (1)       0
    Depreciation and amortization              5,934            808         1,804                        8,546

           Total costs and expenses            5,934         84,587        20,004         (15,223)      95,302

INCOME (LOSS) FROM OPERATIONS                  9,289           (519)        2,956                       11,726

OTHER (EXPENSE) INCOME:
  Interest expense                            (9,469)          (589)       (3,473)                     (13,531)
  Interest income                                180            521            52                          753
  Other, net                                                    (31)                                       (31)

           Total other (expense) income       (9,289)           (99)       (3,421)                     (12,809)

LOSS BEFORE INCOME TAX BENEFIT                                 (618)         (465)                      (1,083)
(BENEFIT) FOR INCOME TAXES                                     (169)         (186)                        (355)

NET LOSS                                        $ -          $ (449)       $ (279)           $ -        $ (728)

Elimination entries -
(1)  To eliminate intercompany revenue and expense.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS                                                                Combined
OF CASH FLOWS INFORMATION FOR THE SIX                                  Parent       Combined        Non-    Elimination  Combined
MONTHS ENDED JUNE 30, 2001                                              Only       Guarantors    Guarantors   Entries      Total
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $   (449)     $   (279)   $   -     $  (728)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                        $ 5,934         821         1,804                8,559
    Provision for bad debts                                                              122            17                  139
    Provision for gaming discounts                                                      (21)                               (21)
    Interest expense                                                       9,469         589         3,473               13,531
    Interest paid                                                        (8,750)         268       (3,392)             (11,874)
    Changes in operating assets and liabilities:
      Increase (decrease) in accounts receivable, net                                  1,889          (87)                1,802
      Decrease (increase) in inventories                                                 720            75                  795
      Increase (decrease) in prepaid expenses and other assets                           282             9                  291
      Increase (decrease) in accounts payable                                          (523)           475                 (48)
Increase (decrease) in accrued expenses                                              (4,313)         (507)              (4,820)
Increase in deferred income taxes                                                      (169)         (186)                (355)
Increase in deferred compensation plan liability                                         494                                494
Increase in non-qualified pension plan obligation to CEO upon retirement               (250)                              (250)
      Increase  in  other long term liabilities
           Net cash provided by (used in) operating activities             6,653       (540)         1,402                7,515

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment  Las Vegas                         (4,595)                            (4,595)
  Capital expenditures for property and equipment  Black Hawk                                      (1,594)              (1,594)
  Decrease (increase) in other assets                                    (6,362)       6,342             5                 (15)
           Net cash (used in) provided by investing activities           (6,362)       1,747       (1,589)       0      (6,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings
  Payments on long-term borrowings                                                     (519)         (851)              (1,370)
  Purchase of treasury stock                                                (49)                                           (49)
  Increase in paid in capital                                                 41                                             41
   Purchase of deferred comp treasury stock                                (193)                                          (193)
   Issuance of  restricted stock                                             116                                            116
  Purchase of Black Hawk 13% 1st Mortgage Notes                                                    (2,500)              (2,500)
  Contribution of capital to Black Hawk, Inc.                                         (3,045)        3,045                    0
           Net cash used in  financing activities                           (85)      (3,564)        (306)       0      (3,955)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             206      (2,357)        (493)              (2,644)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            11,957       32,473        7,744               52,174

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  12,163    $  30,116     $  7,251    $  -     $ 49,530

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

                                               Three months ended            Six months ended
                                                    June 30,                      June 30,
(Dollars in thousands)                         2001          2000          2001            2000
                                                         (Restated)                    (Restated)
Net revenues:
        Riviera Las Vegas                     $42,838         $44,771       $84,068        $86,255
        Riviera Black Hawk                     11,990           8,574        22,960         16,176
        Riviera Gaming Management                   0              99             0            202
                                          ------------  ----------------------------  -------------
            Total net revenues                $54,828         $53,444     $ 107,028       $102,633
                                          ============  ============================  =============

Income (loss) from operations:
        Riviera Las Vegas                      $4,662          $5,711        $8,771         $9,968
        Riviera Black Hawk                      1,620           (248)         2,956            906
        Riviera Gaming Management                   0            (39)           (1)             57
                                          ------------  ----------------------------  -------------
             Total income from operations      $6,282          $5,424       $11,726        $10,931
                                          ============  ============================  =============

EBITDA (1):
        Riviera Las Vegas                      $7,750          $9,432       $14,912        $17,032
        Riviera Black Hawk                      2,819             529         5,362          3,706
        Riviera Gaming Management                   0            (39)           (2)             57
                                          ------------  ----------------------------  -------------
            Total EBITDA                      $10,569          $9,922       $20,272        $20,795
                                          ============  ============================  =============

EBITDA margin:
        Riviera Las Vegas                       18.1%           21.1%         17.7%          19.7%
        Riviera Black Hawk                      23.5%            6.2%         23.4%          22.9%
        Riviera Gaming Management                              -39.4%                        28.2%
                                          ------------  ----------------------------  -------------
            Total EBITDA                        19.3%           18.6%         18.9%          20.3%
                                          ============  ============================  =============

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
                                                        14


                                                     June 30,     December 31,
                                                       2001           2000
Assets (2):
        Riviera Las Vegas                              $136,377       $ 138,525
        Riviera Black Hawk                               68,295          68,505
        Riviera Gaming Management
                                                    ------------  --------------
            Total assets                               $204,672       $ 207,030
                                                    ============  ==============

    (2) Asset represent property and equipment and intangible assets, net of accumulated depreciation and amortization.

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

MANAGEMENT AGREEMENTS

RBH has entered into a management agreement (the RBH Management Agreement) with Riviera Gaming Management of Colorado, Inc. (the Manager), a wholly-owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on 1 percent of net revenues (gross revenue less complimentaries) and is paid quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are derived from amounts calculated using generally accepted accounting principles: (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began of February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to intercompany service fees. At June 30, 2001, RBH had accrued but not paid, and the Manager had recognized management fees of $1.2 million of which $278,000 are for the three months ended June 30, 2001 and $16,000 are for the three months ended June 30, 2000. These management fees are eliminated in consolidation.

9. Subsequent events

On July 10, 2001, RHC announced that it had purchased, from unsolicited offers in three private transactions, 233,000 shares of its outstanding stock at an average purchase price of $6.29 per share. Of the shares purchased, 87,563 were allocated to the Companys deferred compensation plan. On August 8, 2001 the Company repurchased $1.0 million of the 13% First Mortgage Notes at par.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

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

                                         Second Quarter      Incr/    % Incr/
                 (In Thousands)         2001       2000     (Decr)     (Decr)
Net revenues:
   Riviera Las Vegas                  $42,838    $44,771   ($1,933)      -4.3%
   Riviera Black Hawk                  11,990      8,574      3,416      39.8%
   Riviera Gaming Management                0         99       (99)         0
       Total Net Revenues             $54,828    $53,444     $1,384       2.6%

Operating Income (Loss)
   Riviera Las Vegas                   $4,662     $5,711   ($1,049)     -18.4%
   Riviera Black Hawk                   1,620      (248)      1,868       753%
   Riviera Gaming Management                0       (39)         39          0
       Total Operating Income          $6,282     $5,424       $858      15.8%

EBITDA:(1)
   Riviera Las Vegas                   $7,750     $9,432   ($1,682)     -17.8%
   Riviera Black Hawk                   2,819        529      2,290     432.9%
   Riviera Gaming Management                0       (39)         39         0
       Total EBITDA                  $ 10,569     $9,922       $647       6.5%

EBITDA margin
   Riviera Las Vegas                    18.1%      21.1%      -3.0%
   Riviera Black Hawk                   23.5%       6.2%      17.3%
   Riviera Gaming Management               0      -39.4%      39.4%
       Total EBITDA                     19.3%      18.6%       0.7%

(1)EBITDA consists of earnings before interest, income taxes, depreciation, amortization, preopening expenses, And Other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of Liquidity than cash flow from operating activities, which are determined in accordance with generally accepted Accounting principles (GAAP), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Companys definition of EBITDA may not be comparable to other companies definitions.

Riviera Las Vegas

Revenues

Net revenues decreased by approximately $1.9 million, or 4.3%, from $44.8 million in 2000 to $42.8 million in 2001 due primarily to decreased casino and entertainment revenues which were partially offset by increased room revenues. Casino revenues decreased by approximately $854,000, or 4.2%, from $20.5 million during 2000 to $19.6 million during 2001 due to a decrease in slot machine coin-in and table game drop. Entertainment revenues decreased by approximately $487,000, or 7.8%, from $6.3 million during 2000 to $5.8 million during 2001 due primarily to a decrease in Splash revenue as a result of competition from the openings of new shows on the Las Vegas Strip. Room revenues increased by approximately $156,000, or 1.3%, from $11.6 million 2000 to $11.7 million during 2001 as a result of a small increase in average room rate while hotel occupancy remained approximately the same at 98.5% in both quarters. Other revenues decreased by approximately $254,000, or 9.7%, from $2.6 million during 2000 to $2.4 million during 2001 due primarily to decreased telephone revenues as a result of guests using cell phones with unlimited long distance programs instead of using phones provided in the hotel. Promotional allowances increased by approximately $243,000, or 6.8%, from $3.6 million during 2000 to $3.8 million during 2001 due primarily to a higher number of complimentary entertainment tickets issued to promote sales volume in 2001.

Direct Costs and Expenses of Operating Departments

     Casino expense increased by approximately $639,000, or 6.2%, from $10.4 million during 2000 to $11.0 million during 2001, due to increased casino payroll and promotional expense. Entertainment costs decreased by approximately $861,000, or 17.3%, from $5.0 million during 2000 to $4.1 million during 2001. Entertainment expense decreased due to revenue sharing arrangements with show producers which decline in conjunction with decreasing revenues.

Other Operating Expenses

General and administrative expenses decreased by approximately $105,000, or 1.4%, from $7.8 million for 2000 to $7.7 million in 2001 due primarily to higher energy costs offset by lower corporate incentive and ESOP costs which are tied to EBITDA. Riviera Las Vegas depreciation and amortization decreased by approximately $371,000, or 9.9%, from $3.7 million during the 2000 period to $3.4 million during the 2001 period as $22 million of furniture and equipment acquired in 1993 became fully depreciated in the third quarter of 2000.

Income from Operations

Income from operations in Las Vegas decreased by approximately $1.0 million due to decreased net revenues, increased casino expense and increased energy costs which were partially offset by decreased depreciation and entertainment expense.

EBITDA

Riviera Las Vegas EBITDA, as defined, decreased by approximately $1.7 million, or 17.8%, from $9.4 million in 2000 to $7.8 million in 2001 for reasons described above. During the same periods, EBITDA margin decreased from 21.1 % to 18.1% of net revenues.

Riviera Black Hawk

Revenues

Net revenues increased by approximately $3.4 million or 39.8%, from $8.6 million in 2000 to $12.0 million in 2001. Casino revenues were $8.2 million in 2000 and $11.4 million in 2001 as win per slot machine per day increased from $90 in the second quarter of 2000 to $150 in 2001.

Food and beverage revenues were approximately $1.4 million in 2001, of which $938,000 was complimentary (promotional allowance). The Worlds Fare Buffet restaurant replaced the coffee shop in the fourth quarter 2000 and has served as a marketing tool increasing customer traffic and slot volume over the second quarter of 2000 when the restaurant was a coffee shop. Other revenues increased 48.8% to $125,000 due to ATM commissions.

Direct Costs and Expenses of Operating Departments

Casino expenses were approximately $5.8 million, or 48.2% of casino revenues in the second quarter of 2001 compared with $5.1 million or 59.2% of casino revenues in 2000. In 2001 the marketing effort was strengthened to target higher end players with additional VIP and direct mail marketing resulting in increased membership in the slot club. Food and beverage complimentary revenues are recorded as promotional allowances under GAAP. The costs of food and beverage complimentaries are allocated to the casino department.

Other Operating Expenses

General and administrative expenses were approximately $2.9 million, or 24.3% of net revenues for 2001 compared with 28.8% of net revenues in 2000 due to increased property tax and insurance expense for health insurance claims. Depreciation and amortization increased from $761,000 in 2000 to $921,000 in 2001.

Income from Operations

Income from operations in Black Hawk, Colorado increased approximately $1.9 million as a result of increased direct marketing and promotion for the casino in the second quarter of 2001. In 2000, these programs had not yet been instituted because business volume was being generated solely by the newness factor of the property.

EBITDA

Riviera Black Hawk EBITDA, as defined, was $2.8 million, or 23.5% of net revenues in the second quarter of 2001 compared with $529,000 or 6.2% of net revenues in 2000 for the reasons discussed above.

Consolidated Operations

Other Income (Expense)

Interest expense on the $175 million 10% First Mortgage Notes issued by Riviera Holdings Corporation of $4.4 million plus related amortization of loan fees, interest on equipment leases and other financing costs totaled approximately $5 million in 2001 and 2000. Interest expense on the $45 million 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $1.7 million in the second quarter of 2001 compared to $2.3 million for the second quarter of 2000. Approximately $9.1 million of the 13% First Mortgage Notes have been repurchased since January of 2000.

Net Income (Loss)

Net loss decreased $483,000 or 87.3% from a net loss of $553,000 in 2000 to a net loss of $70,000 in 2001 due primarily to increased net revenues and other matters discussed above.

EBITDA

Consolidated EBITDA, as defined, increased by approximately $647,000, or 6.5%, from $9.9 million in 2000 to $10.6 million in 2001. During the same periods, EBITDA margin increased from 18.6% to 19.3% of net revenues.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

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

                                                                  Six Months Ended               Incr/         %
                  (In Thousands)                                2001             2000            (Decr)     Incr/(Decr)
Net revenues:
   Riviera Las Vegas                                         $84,068          $86,255          ($2,187)           -2.5%
   Riviera Black Hawk                                         22,960           16,176             6,784           41.9%
   Riviera Gaming Management                                       0              202             (202)              0
       Total Net Revenues                                   $107,028         $102,633            $4,395            4.3%

Operating Income (Loss)
   Riviera Las Vegas                                          $8,771           $9,968          ($1,197)          -12.0%
   Riviera Black Hawk                                          2,956              906             2,050          226.3%
   Riviera Gaming Management                                     (1)               57              (58)         -101.8%
       Total Operating Income                                $11,726          $10,931              $795            7.3%

EBITDA:(1)
   Riviera Las Vegas                                         $14,912          $17,032          ($2,120)          -12.4%
   Riviera Black Hawk                                          5,362            3,706             1,656           44.7%
   Riviera Gaming Management                                     (2)               57              (59)         -101.8%
       Total EBITDA                                         $ 20,272          $20,795            ($523)           -2.5%

EBITDA margin
   Riviera Las Vegas                                            17.7%           19.7%            -2.0%
   Riviera Black Hawk                                           23.4%           22.9%              .5%
   Riviera Gaming Management                                       0            28.2%           -28.2%
       Total EBITDA                                             18.9%           20.3%            -1.4%

(1) EBITDA consists of earnings before interest, income taxes, depreciation, amortization, preopening expenses, And Other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of Liquidity than cash flow from operating activities, which are determined in accordance with generally accepted Accounting principles ("GAAP"), it is included herein to provide additional information with respect to The ability of the Company to meet its future debt service, capital expenditure and working capital Requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash Needs, management believes that certain investors find EBITDA to be a useful tool for measuring the Ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Riviera Las Vegas

Revenues

Net revenues decreased by approximately $2.2 million, or 2.5%, from $86.3 million in 2000 to $84.1 million in 2001 due primarily to decreased casino, entertainment and other revenues offset by increased room revenues. Casino revenues decreased by approximately $2.6 million, or 6.7%, from $39.0 million during 2000 to $36.4 million during 2001 due to a decrease in slot machine coin-in and table game drop. Entertainment revenues decreased by approximately $891,000, or 7.1%, from $12.6 million during 2000 to $11.7 million during 2001 due primarily to a decrease in Splash revenue as result of competition from the openings of new shows on the Las Vegas Strip. In 2001, room revenue increased as result of higher convention room rates and occupancy. Convention room nights were up 11.3% from 2000 and convention room rate was up 4.7%. Room revenues increased by approximately $2.3 million, or 10.3%, from $22.2 million during 2000 to $24.5 million during 2001 as a result of an increase in average room rate while hotel occupancy remained approximately the same at 97.4% for both years. Other revenues decreased by approximately $741,000, or 13.6%, from $5.4 million during 2000 to $4.7 million during 2001 due primarily to decreased telephone and retail shop revenues.

Direct Costs and Expenses of Operating Departments

Rooms expenses increased by approximately $372,000, or 3.1%, from $11.9 million during 2000 to $12.2 million during 2001, due to increased payroll. Entertainment costs decreased by approximately $1.2 million, or 12.8%, from $9.6 million during 2000 to $8.4 million during 2001 due to the corresponding decrease in entertainment revenues.

Other Operating Expenses

General and administrative expenses increased by approximately $395,000, or 2.6%, from $15.4 million for 2000 to $15.7 million in 2001 due primarily to higher energy costs. Riviera Las Vegas depreciation and amortization decreased by approximately $670,000, or 9.0%, from $7.4 million during the 2000 period to $6.7 million during the 2001 period as $22 million of furniture and equipment acquired in 1993 became fully depreciated in the third quarter of 2000.

Income from Operations

Income from operations in Las Vegas decreased by approximately $1.2 million due to decreased net revenues and increased energy costs offset by decreased depreciation and entertainment expense.

EBITDA

Riviera Las Vegas EBITDA, as defined, decreased by approximately $2.1 million, or 12.4%, from $17.0 million in 2000 to $14.9 million in 2001 for reasons described above. During the same periods, EBITDA margin decreased from 19.7 % to 17.7% of net revenues.

Riviera Black Hawk

Revenues

Net revenues increased by approximately $6.8 million or 41.9%, from $16.2 million in 2000 to $23.0 million in 2001. Casino revenues were $15.5 million in 2000 and $21.9 million in 2001 as win per slot machine per day increased from $105 in the 2000 to $146 in 2001.

Food and beverage revenues were approximately $2.5 million in 2001, of which $1.8 million was complimentary (promotional allowance). The Worlds Fare Buffet restaurant replaced the coffee shop in fourth quarter 2000 and has served as a marketing tool increasing customer traffic and slot volume over second quarter of 2000 when the restaurant was a coffee shop. Other revenues increased 59.2% to $234,000 due to increased ATM fees.

Direct Costs and Expenses of Operating Departments

Casino expenses were approximately $11.1 million, or 48.4% of casino revenues in 2001 compared with $7.4 million or 45.9% of casino revenues in 2000. In 2001 the marketing effort was strengthened to target higher end players with additional VIP and direct mail marketing resulting in increased membership in the slot club. Food and beverage complimentary revenues are recorded as promotional allowances under GAAP. The costs of Food and beverage complimentaries are allocated to the casino department.

Other Operating Expenses

General and administrative expenses were approximately $5.7 million, or 24.7% of net revenues for 2001 compared with $4.2 million or 25.9% of net revenues in 2000. Depreciation and amortization increased from $1.2 million in 2000 to $1.8 million in 2001.

Income from Operations

Income from operations in Black Hawk, Colorado increased approximately $2.1 million due to increased revenues as a result of increased direct costs for marketing and promotion for the casino in the second quarter of 2001. In 2000, these programs had not yet been instituted because business volume was being generated solely by the newness factor of the property.

EBITDA

Riviera Black Hawk EBITDA, as defined, was $5.4 million, or 23.4% of net revenues for six months ended June 30, 2001 compared with $3.7 million or 22.9% of net revenues for the same period in 2000.

Consolidated Operations

Other Income (Expense)

Interest expense on the $175 million 10% First Mortgage Notes issued by Rivera Holdings Corporation of $8.8 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $10.1 million in 2001 and 2000. Interest expense on the $45 million 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $3.5 million for the six month period ended June 30, 2001 compared to $3.8 million for the same period of 2000. Approximately $9.1 million in 13% First Mortgage Notes have been repurchased as of June 30, 2001.

Net Income (Loss)

Net income decreased $850,000 from net income of $122,000 in 2000 to a net loss of $728,000 in 2001 due primarily to increased utility costs, increased net interest expense and decreased interest income.

EBITDA

Consolidated EBITDA, as defined, decreased by approximately $523,000, or 2.5%, from $20.8 million in 2000 to $20.3 million in 2001 due primarily to increased utility costs. During the same periods, EBITDA margin decreased from 20.3% to 18.9% of net revenues.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash and cash equivalents of $49.5 million. The cash and cash equivalents decreased $2.6 million during the six months of 2001 as a result of $1.6 million in capital expenditures at Riviera Black Hawk, $4.6 million in capital expenditures for Riviera Las Vegas and scheduled payments of $1.4 million of debt offset by $7.5 million provided from operating activity. Finally, Riviera Black Hawk purchased $2.5 million of its 13% First Mortgage Notes in a private transaction during 2001.

Management believes that cash flow from operations, combined with the $49.5 million cash and cash equivalents will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2001 for both the Las Vegas and Black Hawk properties.

Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the $175 million 10% Notes (the 10% Notes) at maturity on August 15, 2004 and may not be sufficient to pay the remaining $36 million of 13% Notes (the 13% Notes) at maturity on May 1, 2005. Accordingly, the ability of the Company and its subsidiary to repay the 10% and 13% Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company and its subsidiary will be able to refinance the principal amount of the 10% and 13% Notes at maturity. The 10% Notes are not redeemable at the option of the Company until August 15, 2001, and thereafter are redeemable by the terms of its call provisions at premiums beginning at 105.0% and declining each subsequent year to par in 2003. Riviera Black Hawk, Inc. may redeem 100% of the 13% Notes beginning May 1, 2002, by the terms of its call provisions at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

The 10% and 13% Notes provide that, in certain circumstances, the Company and its subsidiary must offer to repurchase the 10% and 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiary would be unable to pay the principal amount of the 10% and 13% Notes without refinancing.

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

The 13% Notes also contain certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs which could have an adverse effect on the Companys operations.

At June 30, 2001, the Company believes that it is in compliance with the covenants of both the 10% Notes and the 13% Notes.

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

The Emerging Issues Task Force of the American Institute of Certified Public Accountants (EITF) issued EITF No. 00-22 titled Accounting for Points and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $534,000 and $841,000 respectively of such sales incentive offers Points from Casino operating expense to net against Casino revenues for the three months and six months ending June 30, 2000.

The Emerging Issues Task Force of the American Institute of Certified Public Accountants (EITF) issued EITF No. 00-14 titled Accounting for Certain Sales Incentives on April 18, 2001. The Company offers such sales incentives as Cash Vouchers. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF is required to be adopted by the Company during the fourth quarter of 2001 and early adoption is permitted. The Company chose to adopt this EITF in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $40,000 and $243,000 respectively of such sales incentive offers Cash Vouchers from Casino operating expense to net against Casino revenues for the three months and six months ending June 30, 2000.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective

January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Forward Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Companys expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Companys expectations are disclosed in this report as well as the Companys most recent annual report on Form 10-K, and include the Companys substantial leverage, the risks associated with the expansion of the Companys business, as well as factors that affect the gaming industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 30 days or less.

As of June 30, 2001, we had $222.3 million in borrowings. The borrowings include $175 million in notes maturing in 2004, $36 million remaining notes maturing in 2005 and capital leases maturing at various dates through 2005. Interest under the $175 million notes is based on a fixed rate of 10%. Interest on the $36 million notes is 13% with contingent interest payable if certain operating results are achieved. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $.6 million in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds is payable over ten years beginning in 2000. The special improvement district bonds bear interest at 5.5%. Other borrowings relate to leases.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate
(Amounts in                                                                                                Fair Value
thousands)                     2001      2002       2003       2004       2005    Thereafter     Total     at 6/30/01
     Assets
Short term investments                                                                              $    -      $   -
Average interest rate

Long Term Debt Including Current Portion

Equipment loans and
 capital leases Las Vegas       $ 584    $ 1,201    $ 1,285    $ 1,005     $   17                 $  4,092    $ 4,092

Average interest rate            8.0%       7.8%       7.8%       8.4%       8.4%

 10% First Mortgage Note Las Vegas                           $ 174,039                           $ 174,039  $ 154,000

Average interest rate                                            10.0%

Equipment loans
Black Hawk, Colorado             $  5      $   8                                                   $    13     $   13

Average interest rate           11.2%      11.2%

Capital leases
 Black Hawk, Colorado           $ 858    $ 1,848    $ 2,044    $ 2,263     $  658                 $  7,671    $ 7,671

Average interest rate           10.8%      10.8%      10.8%      10.8%      10.8%

Special Improvement District Bonds
 Black Hawk, Colorado           $  55     $   68     $   71     $   76     $   81      $  221      $   572     $  572

Average interest rate            5.5%       5.5%       5.5%       5.5%       5.5%        5.5%
 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                                  $ 35,941                $  35,941   $ 35,941
Average interest rate                                                       13.0%

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


                                                RIVIERA HOLDINGS CORPORATION


                                                By: /s/ William L. Westerman
                                                William L. Westerman
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                By: /s/ Duane Krohn
                                                Duane Krohn
                                                Treasurer and
                                                Chief Financial Officer


                                                Date: August 10, 2001

                                Riviera Holdings Corporation
                                          Form 10Q
                                       June 30, 2001



Exhibits


  None