Form 10-Q
period 2001-09-30
RIVIERA HOLDINGS CORP
filed 2001-11-14
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended            September 30, 2001
                               ------------------------------------------------
                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from                  to
                               ----------------    --------------------

                           Commission file number  000-21430
                           ---------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes------- No-----

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes---- No-------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

           Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of November 1, 2001, there were 3,556,723 shares of Common Stock, $.001 par value per share, outstanding.

                      RIVIERA HOLDINGS CORPORATION

                                INDEX

                                                                           Page
PART I.      FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Independent Accountants' Report                                             2

Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited)
and December 31, 2000                                                       3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine months ended September 30, 2001 and 2000                     4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three and Nine Months ended September 30, 2001 and 2000                     5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          16

Item 3. Quantitative and Qualitative Disclosures about Market Risk         28


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                  29

Signature Page                                                             30

Exhibits - None                                                            31

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations and of cash flows for the three and nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

October 24, 2001
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)
---------------------------------------------------------------------------------------------
                                                            September 30,       December 31,
                                                                2001                2000
ASSETS                                                       (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                $    44,115        $   52,174
   Accounts receivable, net                                       3,647             5,548
   Inventories                                                    2,228             3,342
   Prepaid expenses and other assets                              3,716             4,599
                                                           -------------------------------
       Total current assets                                      53,706            65,663

PROPERTY AND EQUIPMENT, Net                                     203,233           207,030

OTHER ASSETS, Net                                                 6,860             8,128

DEFERRED INCOME TAXES                                             4,063             2,889
                                                           -------------------------------
TOTAL                                                       $   267,862        $  283,710
                                                           ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                         $    3,082        $    2,871
   Accounts payable                                               8,505             9,731
   Accrued interest                                               4,725             7,727
   Accrued expenses                                              14,476            16,731
                                                           -------------------------------
     Total current liabilities                                   30,788            37,060
                                                           -------------------------------
OTHER LONG-TERM LIABILITIES                                       7,302             6,533
                                                           -------------------------------
LONG-TERM DEBT, Net of current portion                          217,620           223,172
                                                           -------------------------------

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 20,000,000 shares
  authorized; 5,106,776 and 5,106,776 shares issued at
  September 30, 2001 and  December 31, 2000, respectively)           5                  5
Additional paid-in capital                                      13,485             13,446
Treasury stock (1,671,335 shares and 1,431,648 shares at
  September 30, 2001 and December 31, 2000, respectively)      (11,237)            (9,633)
Retained earnings                                                9,899             13,127
                                                           --------------------------------
   Total stockholders' equity                                   12,152             16,945
                                                           --------------------------------
TOTAL                                                       $  267,862         $  283,710
                                                           ================================
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                                   Three Months Ended            Nine Months Ended
(In thousands, except per share amounts)                             September 30,                 September 30,
-----------------------------------------------------------------------------------------------------------------------
(unaudited)
REVENUES:                                                          2001           2000           2001            2000
                                                                   ----           ----           ----            ----
  Casino                                                        $  29,880    $   26,909     $    88,194    $    81,341
  Rooms                                                             9,987         9,861          34,458         32,414
  Food and beverage                                                 7,814         7,630          24,224         23,678
  Entertainment                                                     5,483         6,008          17,246         18,571
  Other                                                             2,211         2,572           7,138          7,989
                                                             ----------------------------------------------------------
            Total revenues                                         55,375        52,980         171,260        163,993
   Less promotional allowances                                      4,330         3,573          13,188         11,952
                                                             ----------------------------------------------------------
            Net revenues                                           51,045        49,407         158,072        152,041
                                                             ----------------------------------------------------------
COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                         16,459        14,839          48,570         43,175
    Rooms                                                           5,920         5,769          18,148         17,625
    Food and beverage                                               5,626         5,398          16,628         16,192
    Entertainment                                                   3,924         4,731          12,311         14,316
    Other                                                             812           832           2,420          2,416
Other operating expenses:
    General and administrative                                     10,907        10,806          32,326         30,490
    Preopening expenses-Black Hawk, Colorado                                                                     1,222
    Depreciation and amortization                                   4,384         4,601          12,930         13,243
                                                             ----------------------------------------------------------
            Total costs and expenses                               48,032        46,976         143,333        138,679
                                                             ----------------------------------------------------------
INCOME FROM OPERATIONS                                              3,013         2,431          14,739         13,362
                                                             ----------------------------------------------------------
OTHER (EXPENSE) INCOME :
Interest expense                                                  (6,649)       (6,919)        (20,180)       (20,764)
Interest income                                                       308           787           1,062          1,921
Interest capitalized                                                                                               616
Other, net                                                              9          (40)            (23)          1,150
                                                             ----------------------------------------------------------
     Total other expense                                          (6,332)       (6,172)        (19,141)       (17,077)
                                                             ----------------------------------------------------------
INCOME(LOSS) BEFORE BENEFIT FOR INCOME TAXES                      (3,319)       (3,741)         (4,402)        (3,715)
BENEFIT FOR INCOME TAXES                                              819         1,383           1,174          1,481
                                                             ----------------------------------------------------------
NET INCOME (LOSS)                                              $  (2,500)    $  (2,358)      $  (3,228)     $  (2,234)
                                                             ==========================================================
EARNINGS (LOSS) PER SHARE DATA:
Earnings (loss) per share:
   Basic                                                       $   (0.71)    $   (0.61)      $   (0.89)     $   (0.55)
                                                             ----------------------------------------------------------
   Diluted                                                     $   (0.71)    $   (0.61)      $   (0.89)     $   (0.55)
                                                             ----------------------------------------------------------
Weighted-average common shares outstanding                         3,513         3,895           3,618          4,060
                                                             ----------------------------------------------------------
Weighted-average common and common equivalent shares               3,513         3,895           3,618          4,060
                                                             ----------------------------------------------------------
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                Three Months Ended              Nine Months Ended
                                                                             September 30,                    September 30,
                                                                          2001           2000            2001           2000
                                                                        -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                  $ (2,500)       $ (2,358)   $    (3,228)      $  (2,234)
  Adjustments to reconcile net loss to net cash (used in) and provided by operating activities:
    Depreciation  and amortization                                            4,384           4,601         12,930          13,243
    Provision for bad debts                                                      16            (54)            155             103
    Provision for gaming discounts                                             (49)                           (70)
    Interest expense                                                          6,649           6,919         20,180          20,763
    Interest paid                                                           (9,076)         (9,091)       (20,950)        (21,403)
    Capitalized interest on construction projects                                                                            (616)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                 14         (1,213)          1,816           (834)
      Decrease in inventories                                                   319               8          1,114             577
      Decrease (increase) in prepaid expenses
          and other assets                                                      578           (267)            882            (86)
      Decrease in accounts payable                                          (1,315)         (1,270)        (1,363)         (2,793)
      Increase (decrease) in accrued liabilities                              2,565           2,027        (2,255)           2,272
      Decrease in deferred income taxes                                       (819)         (1,489)        (1,174)         (1,520)
      Increase in deferred compensation plan liability                           76                            570
      Increase (decrease) in non-qualified pension plan obligation
          to CEO upon retirement                                              (125)             299          (375)             931
                                                                        -----------------------------------------------------------
       Net cash  provided by  (used in) operating activities                    717         (1,888)          8,232           8,403
                                                                        -----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, Las Vegas, Nevada    (2,312)         (1,634)        (6,907)         (5,257)
      Capital expenditures - Black Hawk, Colorado                             (613)           (525)        (2,207)        (13,953)
      Capitalized Interest on construction projects                                                                            616
      Purchase of short term investments                                                      2,161                         10,325
      Decrease Black Hawk, Colorado restricted funds                                          4,509                          9,992
      Decrease (increase) in other assets                                      (27)             442           (42)             977
                                                                        -----------------------------------------------------------
       Net cash provided by (used in) investing activities                  (2,952)           4,953        (9,156)           2,701
                                                                        -----------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                          34                          9,552
      Payments on long-term borrowings                                        (702)           (952)        (2,072)         (1,732)
      Purchase of treasury stock                                              (921)           (863)          (970)         (5,288)
      Increase in paid-in capital                                                                               41
      Purchase of deferred comp treasury stock                                (582)                          (775)
      Purchase of Black Hawk 13% 1st Mortgage Notes                         (1,000)                        (3,500)
      Issuance of restricted stock                                               25                            141
                                                                        -----------------------------------------------------------
        Net cash  (used in) provided by  financing activities               (3,180)         (1,781)        (7,135)           2,532
                                                                        -----------------------------------------------------------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                           (5,415)           1,284        (8,059)          13,636
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            $  49,530       $  55,157      $  52,174       $  42,804
                                                                        -----------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  44,115       $  56,440      $  44,115       $  56,440
                                                                        ===========================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
  Income Taxes paid - Colorado Income Tax                                                   $    40                        $   100

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

Nature of Operations

The Company owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and in February of 2000, opened its casino in Black Hawk, Colorado ("Riviera Black Hawk"). Riviera Black Hawk is owned through Riviera Black Hawk, Inc. ("RBH"), a wholly- owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly-owned subsidiary of RGM, and manages the casino. RGM provided services to Peninsula Gaming Partners LLC with respect to that Company's riverboat, Diamond Jo, operating in Dubuque, Iowa until the third quarter of 2000 when the contract was canceled.

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

The financial information at September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for those interim periods. The results of operations for the three months and nine months ended September 2001 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10K.

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, deferred tax assets, certain accrued liabilities and the estimated allowance for receivables. Actual results may differ from estimates.

Earnings Per Share

Basic per share amounts are computed by dividing net income (loss) by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three months and nine months ended September 30, 2001 and 2000 since the Company incurred a net loss in each period.

Reclassifications

Certain amounts have been reclassified in the accompanying financial statements to conform with current period presentation.

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

The Emerging Issues Task Force ("EITF") of the American Institute of Certified Public Accountants issued EITF No. 00-22 titled "Accounting for "Points" and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $1.1 million and $1.5 million respectively of such "Points" from Casino operating expense to net against Casino revenues for the three months and nine months ended September 30, 2000.

The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No. 00-14 Titled "Accounting for Certain Sales Incentives" on April 18, 2001. The Company offers such sales incentives as "Cash Vouchers". The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF is required to be adopted by the Company during the fourth quarter of 2001 and early adoption is permitted. The Company chose to adopt this EITF in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $833,000 and $1.5 million respectively of such sales incentive offers "Cash Vouchers" from Casino operating expense to net against Casino revenues for the three months and nine months ended September 30, 2000.

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

In July 2001, the FASB issued SFAS No.142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

The FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations in June of 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

The FASB  issued  SFAS No. 144  Accounting  for  the  Impairment  or Disposal of
Long-Lived   Assets  in  August  of  2001.  This  Statement  address  financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

2.         LONG TERM DEBT AND COMMITMENTS

On August 13, 1997, the Company issued 10% First Mortgage Notes (the 10% Notes) with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the 10% Notes on a straight-line basis which approximates the effective interest method.

On June 3, 1999, Riviera Black Hawk, Inc. ("RBH"), a wholly-owned subsidiary, closed a $45 million private placement of 13% First Mortgage Notes, ("the 13% Notes"). The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. The Company has not guaranteed the $45 million RBH 13% Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the 3 years of RBH operations beginning with the second quarter of 2000 to cover (i) the $5.85 million interest on such Notes if not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million per year as follows:

Operating Period #1      April 1, 2000-December 31, 2000          $6.75 Million
Operating Period #2      January 1, 2001-December 31, 2001        $9.0  Million
Operating Period #3      January 1, 2002-December 31, 2002        $9.0  Million
Operating Period #4      January 1, 2003-March 31, 2003           $2.25 Million

On February 14, 2001, the Company advanced approximately $3.0 million to RBH under this agreement for Operating Period #1 which was used to acquire $2.5 million of the 13% Black Hawk Notes. Based upon the nine months results at September 30, 2001 management believes there are or will be no additional Keep Well amounts due on an annualized basis.

During 2001, the Company has repurchased a total of $3.5 million of the 13% Notes at par.

3.         LEGAL PROCEEDINGS

The Company is a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

4.         STOCK REPURCHASES

Treasury stock purchases totaled 152,437 shares at an average of $6.37 per share for the first nine months of 2001. The Deferred Compensation Trust purchased 115,359 shares of Company stock on the open market at an average cost of $6.72 per share during the first nine months of 2001.

5.         ISSUANCE OF RESTRICTED STOCK

There were 4,065 shares of Treasury Stock at a cost of $6.15 per share issued under the Restricted Stock Plan for executive compensation in the third quarter of 2001 and 5,923 issued in October 2001 at a cost of $4.22 per share. A total of 34,031 shares of restricted stock have been issued since inception of the plan on January 1, 2001. The stock has restrictions as to when it can be traded or sold by its holders, primarily the shares cannot be sold until the executive terminates his or her employment with the Company.

6.         OTHER (EXPENSE) INCOME, NET

Other (expense) income, net includes an insurance recovery of $1.2 million for litigation costs on the Paulson and Morgens Waterfall litigation which was received in the first quarter 2000. Such costs were incurred primarily in 1998 and 1999.

7.     GUARANTOR INFORMATION

         The Company's 10.0% First Mortgage Notes are guaranteed by a majority of the Company's wholly- owned existing significant subsidiaries. These guaranties are full, unconditional, joint and several. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of and for the nine months ended September 30, 2001.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
SEPTEMBER 30, 2001
(unaudited)                                                       Combined
                                         Parent      Combined       Non-       Elimination        Combined
                                          Only      Guarantors   Guarantors      Entries           Totals

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $ 12,201    $ 21,187      $ 10,727       $ -              $ 44,115
  Current assets                                       8,624           967                           9,591
                                          ------     -------        ------      -------            -------
           Total current assets           12,201      29,811        11,694                          53,706

PROPERTY AND EQUIPMENT, Net              133,093       2,194        67,946                         203,233

OTHER ASSETS, Net                          2,493       2,246         2,121                           6,860

INVESTMENT IN SUBSIDIARIES                42,469      33,083                     (75,552)  (1)           0

DEFERRED INCOME TAXES                                  2,032         2,031                           4,063
                                          ------     -------        ------      --------           -------
TOTAL                                  $ 190,256    $ 69,366      $ 83,792     $ (75,552)  (1)   $ 267,862
                                         =======     =======        ======      ========           =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt    $   -        $ 1,172       $ 1,910      $    -             $ 3,082
   Due to parent company                              24,716         2,753       (27,469)  (1)           0
   Accounts payable                                    3,784         4,721                           8,505
   Accrued interest                       2,188            1         2,536                           4,725
   Accrued expenses                                   12,944         1,532                          14,476
                                         ------      -------        ------      --------           -------
           Total current liabilities      2,188       42,617        13,452       (27,469)  (1)      30,788
                                         ------      -------        ------      --------           -------
OTHER LONG-TERM LIABILITIES                            7,302                                         7,302
                                         ------      -------        ------      -------            -------
LONG-TERM DEBT, NET OF CURRENT PORTION  174,116        2,643       40,861                          217,620
                                         ------      -------        ------      -------            -------
STOCKHOLDERS EQUITY:
Common stock                                  5                                                         5
   Additional paid-in capital            11,283      17,528        32,757        (48,083)  (1)     13,485
   Treasury stock                       (10,462)       (775)                                      (11,237)
   Retained earnings                     13,125          51        (3,278)                          9,899
                                         ------     -------        ------        -------          -------
           Total stockholders equity     13,951      16,804        29,479        (48,083)  (1)     12,152
                                         ------     -------        ------        -------          -------
TOTAL                                 $ 190,255    $ 69,366      $ 83,792      $ (75,552)       $ 267,862
                                        =======     =======       =======        ========         =======
Elimination entries -
(1) To eliminate investment in and advances to subsidiaries

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS INFORMATION
For the Nine Months Ended September 30, 2001
(unaudited)                                                     Combined
                                      Parent      Combined        Non-        Elimination     Combined
                                       Only      Guarantors    Guarantors       Entries        Totals

REVENUES:
  Casino                               $-          $ 53,554      $ 34,640        $-          $ 88,194
  Rooms                                              34,458                                    34,458
  Food and beverage                                  20,286         3,938                      24,224
  Entertainment                                      17,021           225                      17,246
  Other                                               6,788           350                       7,138
  Management fee                        22,713                                  (22,713)(1)
                                        ------      -------        ------       -------       -------
  Total revenues                        22,713      132,107        39,153       (22,713)(1)   171,260
  Less promotional allowances                        10,473         2,715                      13,188
                                        ------      -------        ------       -------       -------
           Net revenues                 22,713      121,634        36,438       (22,713)(1)   158,072
                                        ------      -------        ------       -------       -------
COSTS AND EXPENSES:
  Direct costs and expenses of
    operating departments:
    Casino                                           31,529        17,041                      48,570
    Rooms                                            18,148                                    18,148
    Food and beverage                                15,136         1,492                      16,628
    Entertainment                                    12,244            67                      12,311
    Other                                             2,420                                     2,420
  Other operating expenses:
    General and administrative                       23,497         8,829                      32,326
    Management fees                                  22,022           992       (23,014)(1)         0
    Depreciation and amortization        8,735        1,429         2,766                      12,930
                                        ------      -------        ------       -------       -------
        Total costs and expenses         8,735      126,425        31,187       (23,014)(1)   143,333
                                        ------      -------        ------       -------       -------
INCOME (LOSS) FROM OPERATIONS           13,978       (4,490)        5,251                      14,739
                                        ------      -------        ------       -------       -------
OTHER (EXPENSE) INCOME:
  Interest expense                     (14,203)        (888)       (5,089)                    (20,180)
  Interest income                          225          764            73                       1,062
  Other, net                                            (23)                                      (23)
                                        ------      -------        ------       -------       -------
        Total other (expense) income   (13,978)        (147)       (5,016)                    (19,141)

LOSS BEFORE INCOME TAX BENEFIT                       (4,637)          235                      (4,402)
(BENEFIT) FOR INCOME TAXES                             1,268          (94)                       1,174
                                        ------       -------        ------      -------        -------
NET LOSS                                $  -      $  (3,369)        $ 141       $  -         $ (3,228)
                                        ======       =======        ======      =======        =======
Elimination entries -
(1)  To eliminate intercompany revenue and expense.

CONDENSED CONSOLIDATED STATEMENTS                                                            Combined
OF CASH FLOWS INFORMATION FOR THE NINE                               Parent     Combined        Non-       Elimination      Combined
MONTHS ENDED SEPTEMBER 30, 2001                                       Only     Guarantors    Guarantors      Entries          Total
CASH FLOWS FROM OPERATING ACTIVITIES:
(unaudited)
  Net income (loss)                                                 $  -      $  (3,369)        $  141         $   -      $  (3,228)
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                     8,735        1,429         2,766                        12,930
    Provision for bad debts                                                           91            64                           155
    Provision for gaming discounts                                                  (70)                                        (70)
    Interest expense                                                 14,203          888         5,089                        20,180
    Interest paid                                                  (13,125)      (4,672)       (3,153)                      (20,950)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts receivable, net                                2,014         (198)                         1,816
    Decrease (increase) in inventories                                             1,025            89                         1,114
    Increase (decrease) in prepaid expenses and other assets                         804            78                           882
    Increase (decrease) in accounts payable                                       (2,798)        1,435                       (1,363)
    Increase (decrease) in accrued expenses                                       (2,799)          544                       (2,255)
    Increase (decrease) in deferred income taxes                                  (1,268)           94                       (1,174)
    Increase in deferred compensation plan liability                                  570                                        570
    Decrease in non-qualified pension plan obligation
      to CEO upon retirement                                                        (375)                                      (375)

           Net cash provided by (used in) operating activities      -------     ---------      --------      --------       --------
                                                                      9,813       (8,530)        6,949                         8,232
                                                                    -------     ---------      --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment - Las Vegas                     (6,907)                                    (6,907)
  Capital expenditures for property and equipment - Black Hawk                                 (2,207)                       (2,207)
  Decrease (increase) in other assets                               (8,781)         8,767         (28)                          (42)
                                                                    -------     ---------      -------       --------       --------
           Net cash (used in) provided by investing activities      (8,781)         1,860      (2,235)             0         (9,156)
                                                                    -------     ---------      -------       --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings
  Payments on long-term borrowings                                                  (796)      (1,276)                       (2,072)
  Purchase of treasury stock                                          (970)                                                    (970)
  Increase in paid in capital                                            41                                                       41
  Purchase of deferred comp treasury stock                                          (775)                                      (775)
  Issuance of  restricted stock                                         141                                                      141
  Purchase of 1st Mortgage Notes - Black Hawk                                                  (3,500)                       (3,500)
  Contribution of capital to Black Hawk, Inc.                                     (3,045)       3,045                              0
                                                                    -------     ---------     --------       --------        -------
          Net cash (used in)  financing activities                    (788)       (4,616)      (1,731)             0         (7,135)
                                                                    -------     ---------     --------       --------       --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        244      (11,286)        2,983                       (8,059)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       11,957        32,473        7,744                        52,174
                                                                    -------     ---------     --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $12,201     $  21,187    $  10,727        $   -         $ 44,115
                                                                    =======     =========     ========       ========       ========

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

                                                Three months ended          Nine months ended
                                                  September 30,               September 30,
(Dollars in thousands)                         2001         2000           2001         2000
                                                         (Restated)                  (Restated)
Net revenues:
         Riviera Las Vegas                   $37,567       $39,883       $121,634    $126,139
         Riviera Black Hawk                   13,478         9,494         36,438      25,670
         Riviera Gaming Management                 0            30              0         232
                                           ----------   -----------   ------------   ---------
             Total net revenues             $ 51,045       $49,407      $ 158,072    $152,041
                                           ==========   ===========   ============   =========

Income from operations:
         Riviera Las Vegas                      $716        $2,347         $9,488     $12,314
         Riviera Black Hawk                    2,297            54          5,251         960
         Riviera Gaming Management                 0            30              0          88
                                           ----------   -----------   ------------   ---------
              Total income from operations    $3,013        $2,431        $14,739     $13,362
                                           ==========   ===========   ============   =========

EBITDA (1):
         Riviera Las Vegas                    $3,749        $5,979        $18,660     $23,011
         Riviera Black Hawk                    3,648         1,023          9,009       4,729
         Riviera Gaming Management                 0            30              0          87
                                           ----------   -----------   ------------   ---------
             Total EBITDA                     $7,397        $7,032        $27,669     $27,827
                                           ==========   ===========   ============   =========

EBITDA margin:
         Riviera Las Vegas                     10.0%         15.0%          15.3%       18.2%
         Riviera Black Hawk                    27.1%         10.8%          24.7%       18.4%
         Riviera Gaming Management                          100.0%                      37.9%
                                           ----------   -----------   ------------   ---------
             Total EBITDA                      14.5%         14.2%          17.5%       18.3%
                                           ==========   ===========   ============   =========

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


                                            September 30,         December 31,
                                                2001                 2000
Assets (2):
         Riviera Las Vegas                     $135,287             $ 138,525
         Riviera Black Hawk                      67,946                68,505
         Riviera Gaming Management
                                         ---------------      ----------------
             Total assets                      $203,233             $ 207,030
                                         ===============      ================

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


MANAGEMENT AGREEMENTS

RBH has entered into a management agreement (the "RBH Management Agreement") with Riviera Gaming Management of Colorado, Inc. (the "Manager"), a wholly-owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on 1 percent of net revenues (gross revenue less complimentaries) and is paid quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are derived from amounts calculated using generally accepted accounting principles: (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to intercompany service fees. At September 30, 2001, RBH had accrued but not paid, and the Manager had recognized, cumulative management fees of $1.5 million. Management fees earned for the three and nine months ended September 30, 2001 and 2000 were $390,000 and $182,000 (for the three months, respectively) and $992,000 and $532,000 (for the nine months, respectively). These management fees are eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable.

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Operating income from properties is presented as shown on the Condensed Consolidated Statements of Operations.

                                        Third Quarter         Incr/     % Incr/
          (In Thousands)                2001        2000      (Decr)     (Decr)
                                        ----        ----      ------     ------
Net revenues:
   Riviera Las Vegas                 $37,567     $39,883    ($2,316)      -5.8%
   Riviera Black Hawk                 13,478       9,494       3,984      42.0%
   Riviera Gaming Management               0          30        (30)         0
                                           -          --        ----         -
       Total Net Revenues            $51,045     $49,407      $1,638       3.3%
                                     =======     =======      ======       ====

Operating Income (Loss)
   Riviera Las Vegas                    $716      $2,347    ($1,631)     -68.6%
   Riviera Black Hawk                  2,297          54       2,243    4,151.9%
   Riviera Gaming Management               0          30        (30)          0
                                           -          --        ----          -
       Total Operating Income         $3,013      $2,431        $582      23.9%
                                      ======      ======        ====      =====

EBITDA:(1)
   Riviera Las Vegas                  $3,749      $5,979    ($2,230)     -37.3%
   Riviera Black Hawk                  3,648       1,023       2,625     256.6%
   Riviera Gaming Management               0          30        (30)         0
                                           -          --          --         -
       Total EBITDA                  $ 7,397      $7,032        $365       5.2%
                                     =======      ======        ====       ====

EBITDA margin
   Riviera Las Vegas                   10.0%       15.0%        -5.0%
   Riviera Black Hawk                  27.1%       10.8%        16.3%
   Riviera Gaming Management              0       100.0%      -100.0%
                                      ------      ------     --------
       Total EBITDA                    14.5%       14.2%         .3 %
                                      ======      ======     ========

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

Riviera Las Vegas

Revenues

Net revenues decreased by approximately $2.3 million, or 5.8%, from $39.9 million in 2000 to $37.6 million in 2001 due primarily to decreased casino and entertainment revenues partially offset by increased room revenues. Casino revenues decreased by approximately $741,000, or 4.1%, from $17.9 million during 2000 to $17.2 million during 2001 due to a decrease in slot machine coin-in and table game drop. The decrease resulted primarily from the slowing of the national economy and the September 11 terrorist attacks. Entertainment revenues decreased by approximately $659,000, or 11.0%, from $6.0 million during 2000 to $5.3 million during 2001 due primarily to a decrease in Splash revenue as a result of competition from the openings of new shows on the Las Vegas Strip. Room revenues increased by approximately $126,000, or 1.3%, from $9.9 million 2000 to $10.0 million during 2001 as a result of an increase in average room rate while hotel occupancy decreased from 98.3% in 2000 to 93.2% in 2001 due to the events of September 11, 2001. Other revenues decreased by approximately $344,000, or 14.1%, from $2.4 million during 2000 to $2.1 million during 2001 due primarily to decreased telephone revenues as a result of guests using cell phones with unlimited long distance programs instead of using phones provided in the hotel. Promotional allowances increased by approximately $527,000, or 18.1%, from $2.9 million during 2000 to $3.4 million during 2001 due primarily to a higher number of complimentary entertainment tickets issued to promote sales volume in 2001.

Direct Costs and Expenses of Operating Departments

Casino expense increased by approximately $927,000, or 9.7%, from $9.6 million during 2000 to $10.5 million during 2001, due to increased casino payroll and promotional expense. Entertainment costs decreased by approximately $844,000, or 17.8%, from $4.7 million during 2000 to $3.9 million during 2001 which corresponds to the decrease in revenues.

Other Operating Expenses

General and administrative expenses decreased by approximately $236,000, or 3.0%, from $8.0 million for 2000 to $7.8 million in 2001 due primarily to higher energy costs offset by lower corporate incentive and ESOP costs which are tied to EBITDA. Riviera Las Vegas depreciation and amortization decreased by approximately $411,000, or 10.8%, from $3.8 million during the 2000 period to $3.4 million during the 2001 period as $28.3 million of furniture and equipment acquired in 1993 and 1994 became fully depreciated since June 30, 2000.

Income from Operations

Income from operations in Las Vegas decreased by approximately $1.6 million due to decreased net revenues, increased casino expense and increased energy costs offset by decreased depreciation expense, corporate incentive and entertainment expense.

EBITDA

Riviera Las Vegas EBITDA, as defined, decreased by approximately $2.2 million, or 37.3%, from $6.0 million in 2000 to $3.8 million in 2001. The September 11 terrorist attacks, the slowing of the national economy and rising marketing costs resulted in the decrease in Las Vegas EBITDA. During the same periods, EBITDA margin decreased from 15.0 % to 10.0% of net revenues The September 11 terrorist attacks, the slowing of the national economy and rising marketing costs resulted in the decrease in Las Vegas EBITDA.

Riviera Black Hawk

Revenues

Net revenues increased by approximately $4.0 million or 42.0%, from $9.5 million in 2000 to $13.5 million in 2001. Casino revenues were $9.0 million in 2000 and $12.7 million in 2001 as win per slot machine per day increased from $118 in the third quarter of 2000 to $155 in 2001. The effect of the September 11 terrorist attacks on Black Hawk revenues was minimal as it is considered a locals market.

Food and beverage revenues were approximately $1.4 million in 2001, of which $803,000 was complimentary (promotional allowance). The World's Fare Buffet restaurant replaced the coffee shop in the fourth quarter 2000 and has served as a marketing tool increasing customer traffic and slot volume over the third quarter of 2000 when the restaurant was a coffee shop. Entertainment revenue of $134,000 was generated in the third quarter of 2001 for concerts and special events, while there were no revenue generating concerts or special events in the third quarter of 2000. Other revenues increased 12.6% to $116,000 due to increased volume from ATM's.

Direct Costs and Expenses of Operating Departments

Casino expenses were approximately $5.9 million, or 46.5% of casino revenues in the third quarter of 2001 compared with $5.2 million or 57.8% of casino revenues in 2000. In 2001 the marketing effort was strengthened to target high denomination slot players with additional VIP and direct mail marketing resulting in increased membership in the slot club. Food and beverage complimentary revenues are recorded as promotional allowances. The costs of food and beverage complimentaries are allocated to the department authorizing the complimentary.

Other Operating Expenses

General and administrative expenses were approximately $3.2 million, or 23.4% of net revenues for 2001 compared with 29.7% of net revenues in 2000 due to increased property tax and insurance expense for health insurance claims. Depreciation and amortization increased from $787,000 in 2000 to $962,000 in 2001 due to additional capital expenditures of $5.2 million in the last 12 months.

Income from Operations

Income from operations in Black Hawk, Colorado increased approximately $2.2 million as a result of increased direct marketing and promotions for the casino in the third quarter of 2001. In 2000, these programs had not yet been instituted because business volume was being generated solely by the "newness factor" of the property.

EBITDA

Riviera Black Hawk EBITDA, as defined, was $3.6 million, or 27.1% of net revenues in the third quarter of 2001 compared with $1.0 million, or 10.8%, of net revenues in 2000 for the reasons discussed above.

Consolidated Operations

Other Income (Expense)

Interest expense on the $175 million 10% First Mortgage Notes issued by Riviera Holdings Corporation of $4.4 million plus related amortization of loan fees and equipment and other financing costs of $1.6 million totaled approximately $5.0 million in 2001 and 2000. Interest expense on the remaining $34.9 million 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $1.6 million in the third quarter of 2001 compared to $1.9 million for the third quarter of 2000. Approximately $10.1 million of the $45 million 13% First Mortgage Notes have been repurchased by Riviera Black Hawk, Inc.

Net Income (Loss)

Net loss increased $142,000 or 6.0% from a net loss of $2.4 million in 2000 to a net loss of $2.5 million in 2001 as the result of increased income from operations as discussed above offset by decreased interest income and decreased benefit from income taxes.

EBITDA

Consolidated EBITDA, as defined, increased by approximately $366,000, or 5.2%, from $7.0 million in 2000 to $7.4 million in 2001. During the same periods, EBITDA margin increased from 14.2% to 14.5% of net revenues.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Special Factors Effecting Comparability of Results of Operations

Riviera Black Hawk was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable.

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. EBITDA from properties for the purposes of this table includes preopening expense. Operating income from properties is presented as shown on the Condensed Consolidated Statements of Operations.


                                         Nine Months Ended          Incr/        % Incr/
(In Thousands)                          2001           2000         (Decr)      Incr/(Decr)
                                        ----           ----         ------      -----------
Net revenues:
   Riviera Las Vegas                  $121,634       $126,139       ($4,505)        -3.6%
   Riviera Black Hawk                   36,438         25,670         10,768        42.0%
   Riviera Gaming Management                 0            232          (232)           0
                                       -------       --------         ------         ----
       Total Net Revenues             $158,072       $152,041         $6,031         4.0%
                                      ========       ========         ======         ====

Operating Income (Loss)
   Riviera Las Vegas                    $9,488        $12,314       ($2,826)       -22.9%
   Riviera Black Hawk                    5,251            960          4,291       447.0%
   Riviera Gaming Management                 0             88           (88)      -100.0%
                                       -------        -------         ------      -------
       Total Operating Income          $14,739        $13,362         $1,377        10.3%
                                       =======        =======         ======        =====

EBITDA:(1)
   Riviera Las Vegas                   $18,660        $23,010       ($4,350)       -18.9%
   Riviera Black Hawk                    9,009          4,729          4,280        90.5%
   Riviera Gaming Management                 0             88           (88)      -100.0%
                                      --------        -------        -------      -------
       Total EBITDA                   $ 27,669        $27,827         ($158)        -0.6%
                                      ========        =======         ======        =====

EBITDA margin
   Riviera Las Vegas                     15.3%          18.2%          -2.9%
   Riviera Black Hawk                    24.7%          18.4%           6.3%
   Riviera Gaming Management                0           37.9%        -100.0%
                                         -----          -----        -------
       Total EBITDA                      17.5%          18.3%          -0.8%
                                         =====          =====        =======

1 EBITDA consists of earnings before interest, income taxes, depreciation, amortization, preopening expenses, and other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles (`GAAP"), it is included in herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Riviera Las Vegas

Revenues

Net revenues decreased by approximately $4.5 million, or 3.6%, from $126.1 million in 2000 to $121.6 million in 2001 due primarily to decreased casino and entertainment revenues partially offset by increased room revenues. Casino revenues decreased by approximately $3.4 million, or 5.9%, from $56.9 million during 2000 to $53.6 million during 2001 due to a decrease in slot machine win as a result of a decrease in show attendance, event participation offset by an increase in convention room mix. Room revenues increased by approximately $2.0 million, or 6.3%, from $32.4 million in 2000 to $34.5 million in 2001 due to increased convention room revenue. Convention room revenues were up $1.7 million or 13.0% from 2000. Entertainment revenues decreased by approximately $1.6 million, or 8.3%, from $18.6 million during 2000 to $17.0 million during 2001 due primarily to a decrease in Splash revenue as result of competition from the openings of new shows on the Las Vegas Strip. Other revenues decreased by approximately $720,000, or 9.6%, from $7.5 million during 2000 to $6.8 million during 2001 due primarily to decreased telephone and retail shop revenues.

Direct Costs and Expenses of Operating Departments

Casino expenses increased $1.0 million, or 3.4%, from $30.5 million to $31.5 million due to increased payroll and promotional expense. Entertainment costs decreased by approximately $2.0 million, or 14.5%, from $14.3 million during 2000 to $12.3 million during 2001 due to the corresponding decrease in entertainment revenues.

Other Operating Expenses

General and administrative expenses increased by approximately $157,000,or 0.7%, from $23.3 million in 2000 to $23.5 million in 2001 due primarily to higher energy costs. Riviera Las Vegas depreciation and amortization decreased by approximately $1.0 million, or 9.6%, from $11.2 million during the 2000 period to $10.2 million during the 2001 period as $28.3 million of furniture and equipment acquired in 1993 and 1994 became fully depreciated since June 30, 2000.

Income from Operations

Income from operations in Las Vegas decreased by approximately $2.8 million due to decreased net revenues, increased casino expense and increased energy costs offset by decreased depreciation and entertainment expense.

EBITDA

Riviera Las Vegas EBITDA, as defined, decreased by approximately $4.3 million, or 18.9%, from $23.0 million in 2000 to $18.7 million in 2001 for reasons described above. During the same periods, EBITDA margin decreased from 18.2 % to 15.3% of net revenues due to the slowing of the national economy and the September 11 terrorist attacks.

Riviera Black Hawk

Revenues

Net revenues increased by approximately $10.8 million, or 42.0%, from $25.7 million in 2000 to $36.4 million in 2001. Casino revenues were $24.4 million in 2000 and $34.6 million in 2001 as win per slot machine per day increased from $110 in the 2000 to $149 in 2001.

Food and beverage revenues were approximately $3.9 million in 2001, of which $2.6 million was complimentary (promotional allowance). The World's Fare Buffet restaurant replaced the coffee shop in fourth quarter 2000 and has served as a marketing tool increasing customer traffic and slot volume over second quarter of 2000 when the restaurant was a coffee shop. Entertainment revenue of $225,000 was generated in 2001 for concerts and special events. Other revenues increased 40.8% to $350,000, primarily from increased ATM fees.

Direct Costs and Expenses of Operating Departments

Casino expenses were approximately $17.0 million, or 49.1% of casino revenues in 2001 compared with $12.7 million or 52.0% of casino revenues in 2000. In 2001 the marketing effort was strengthened to target higher end players with additional VIP and direct mail marketing resulting in increased membership in the slot club. Food and beverage complimentary revenues are recorded as promotional allowances under "GAAP". The costs of food and beverage complimentaries are allocated to the department authorizing the complimentary.

Other Operating Expenses

General and administrative expenses were approximately $8.8 million, or 24.2% of net revenues for 2001 compared with $7.0 million or 27.3% of net revenues in 2000. Depreciation and amortization increased from $2.0 million in 2000 to $2.8 million in 2001, because Riviera Black Hawk was in a development stage until February 4, 2000 and $5.2 million of capital expenditures in the last 12 months increased the depreciable asset base.

Income from Operations

Income from operations in Black Hawk, Colorado increased approximately $4.3 million due to increased revenues as a result of increased direct costs for marketing and promotion for the casino in 2001. In 2000, these programs had not yet been instituted because business volume was being generated solely by the "newness factor" of the property.

EBITDA

Riviera Black Hawk EBITDA, as defined, was $9.0 million, or 24.7% of net revenues for nine months ended September 30, 2001 compared with $4.7 million, or 18.4% of net revenues in 2000.

Consolidated Operations

Other Income (Expense)

Interest expense on the $175 million 10% First Mortgage Notes issued by Riviera Holdings Corporation of $13.1 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $15.1 million in 2001 and 2000. Interest expense on the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $5.1 million for the nine month period ended September 30, 2001 compared to $5.6 million for the same period of 2000. Approximately $10.1 million in 13% First Mortgage Notes have been repurchased.

Net Loss

The consolidated net loss increased $994,000 from $2.2 million in the first nine months of 2000 to $3.2 million in 2001 due primarily to decreased interest income, capitalized interest and Riviera Black Hawk preopening expenses.
Also the insurance recovery of $1.2 million for litigation costs on the Paulson and Morgans Waterfall litigation recorded in the 2000 earnings.

EBITDA

Consolidated EBITDA, as defined, decreased by approximately $158,000, or 0.6%, from $27.8 million in 2000 to $27.7 million in the first nine months of 2001 due to increasing profitability at Riviera Black Hawk which was offset by reduced cash flows at Riviera Las Vegas. During the same periods, EBITDA margin decreased from 18.3% to 17.5% of net revenues.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash and cash equivalents of $44.1 million. Cash and cash equivalents decreased $8.1 million during the nine months of 2001 as a result of $2.2 million in capital expenditures at Riviera Black Hawk, $6.9 million in capital expenditures for Riviera Las Vegas and scheduled payments of $2.1 million of debt offset by $8.2 million provided from operating activity. Finally, Riviera Black Hawk purchased $3.5 million of its 13% First Mortgage Bonds in private transactions during 2001.

Management believes that cash flow from operations, combined with the $44.1 million cash and cash equivalents will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months for both the Las Vegas and Black Hawk properties.

Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the $175 million 10% Notes ("the 10% Notes") at maturity on August 15, 2004 and may not be sufficient to pay the remaining $35 million of 13% Notes ("the 13% Notes") at maturity on May 1, 2005. Accordingly, the ability of the

Company and its subsidiary to repay the 10% Notes and 13% Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company and its subsidiary will be able to refinance the principal amount of the 10% and 13% Notes at maturity. The 10% Notes are not redeemable at the option of the Company until August 15, 2001, and thereafter are redeemable by the terms of its call provisions at premiums beginning at 105.0% and declining each subsequent year to par in 2003. Riviera Black Hawk, Inc. may redeem 100% of the 13% Notes beginning May 1, 2002, by the terms of its call provisions at premiums beginning at 106.5% and declining each subsequent year to par in 2004. Based upon the bonds outstanding at September 30, 2001 the combined call premiums total $11.0 million at May 1, 2002 and are reduced to $6.7 million at August 15, 2002, $5.5 million at May 1, 2003, $1.1 million at August 15, 2003 and zero after May 15, 2004.

The 10% Notes and 13% Notes provide that, in certain circumstances, the Company and its subsidiary must offer to repurchase the 10% and 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiary would be unable to pay the principal amount of the 10% Notes and 13% Notes without refinancing.

The 10% Notes contain certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its unrestricted subsidiary Riviera Black Hawk, Inc. under the 13% Notes), subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain capital expenditure programs under these circumstances, which could have an adverse effect on operations.

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

At September 30, 2001, the Company believes that it is in compliance with the covenants of both the 10% Notes and the 13% Notes.

Recently Adopted Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company adopted SFAS No. 133 in the quarter ending March 31, 2001. The adoption of SFAS 133 had no impact on the Company or the Company's consolidated financial statements.

The Emerging Issues Task Force ("EITF") of the American Institute of Certified Public Accountants issued EITF No. 00-22 titled "Accounting for "Points" and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $1.1 million and $1.5 million respectively of such sales incentive offers "Points" from Casino operating expense to net against Casino revenues for the three months and nine months ending September 30, 2000.

The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No. 00-14 Titled "Accounting for Certain Sales Incentives" on April 18, 2001. The Company offers such sales incentives as "Cash Vouchers". The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF is required to be adopted by the Company during the fourth quarter of 2001 and early adoption is permitted. The Company chose to adopt this EITF in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $833,000 and $1.5 million respectively of such sales incentive offers "Cash Vouchers" from Casino operating expense to net against Casino revenues for the three months and nine months ending September 30, 2000.

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

In July 2001, the FASB issued SFAS No.142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

The FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations in June of 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

The FASB  issued  SFAS No. 144  Accounting  for  the  Impairment  or Disposal of
Long-Lived   Assets  in  August  of  2001.  This  Statement  address  financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We currently invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 30 days or less.

As of September 30, 2001, we had $220.7 million in borrowings. The borrowings include $175 million in notes maturing in 2004, $35 million remaining notes maturing in 2005 and capital leases maturing at various dates through 2005. Interest under the $175 million notes is based on a fixed rate of 10%. Interest on the $35 million notes is 13% with contingent interest payable if certain operating results are achieved. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $.6 million in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds is payable over ten years beginning in 2000. The special improvement district bonds bear interest at 5.5%. Other borrowings relate to leases.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in thousands)                                                                                                    Fair Value
                                       2001        2002         2003         2004       2005    Thereafter     Total      at 9/30/01
Long Term Debt Including Current Portion

Equipment loans and
capital leases, Las Vegas            $ 306      $ 1,201      $ 1,285      $ 1,005     $   17                 $  3,814      $ 3,814
Average interest rate                  8.0%         7.8%         7.8%         8.4%       8.4%

10% First Mortgage Note, Las Vegas                                       $ 174,116                           $ 174,116    $ 143,500
Average interest rate                                                        10.0%

Equipment loans
Black Hawk, Colorado                   $  3        $   8                                                        $   11       $   11
Average interest rate                 11.2%        11.2%

Capital leases
 Black Hawk, Colorado                 $ 434      $ 1,848      $ 2,044      $ 2,263     $  658                 $  7,247      $ 7,247
Average interest rate                 10.8%        10.8%        10.8%        10.8%      10.8%

Special Improvement District Bonds
 Black Hawk, Colorado                 $  55       $   68       $   71       $   76     $   81     $  221       $   572       $  572
Average interest rate                  5.5%         5.5%         5.5%         5.5%       5.5%       5.5%

13% First Mortgage Note
Black Hawk, Colorado                                                                 $ 34,941                 $ 34,941     $ 34,941
Average interest rate                                                                   13.0%


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


                                                RIVIERA HOLDINGS CORPORATION


                                                By: /s/ William L. Westerman
                                                William L. Westerman
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                By: /s/ Duane Krohn
                                                Duane Krohn
                                                Treasurer and
                                                Chief Financial Officer


                                                Date: November 12, 2001

                             Riviera Holdings Corporation
                                       Form 10Q
                                 September 30, 2001



Exhibits


  None