Form 10-K
period 2001-12-31
RIVIERA HOLDINGS CORP
filed 2002-03-21
CIK 899647

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

For the fiscal year ended December 31, 2001.

[  ]   Transition report pursuant to sections 13 or 15(d) of the Securities
       Exchange Act of 1934 [Fee Required]

For the transition period from                 to
                               ---------------     -------------------

                        Commission file number 000-21430

                          RIVIERA HOLDINGS CORPORATION
              (Exact name of Registrant as specified in its charter)

            Nevada                                      88-0296885
-------------------------------                      ----------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                      89109
---------------------------------------                             -----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110
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

           Based on the average bid price for the Registrant's Common Stock as of March 18, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $18,546,950. As of March 18, 2002 the number of outstanding shares (net of treasury shares) of the Registrant's Common Stock was 3,566,721.

Documents incorporated by reference:



        ====================================================================
                               Page 1 of 40 pages
                    Exhibit Index Appears on Page 35 hereof.



                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

Item 1.   Business.....................................................................................3
             General ..................................................................................3
             Riviera Las Vegas.........................................................................3
             Riviera Black Hawk........................................................................7
             Geographical Markets......................................................................8
             Management Activities.....................................................................9
             Competition............................................................................. 10
             Employees and Labor Relations............................................................11
             Regulation and Licensing.................................................................12
             Federal Registration.....................................................................20

Item 2.   Properties..................................................................................20

Item 3.   Legal Proceedings...........................................................................21

Item 4.   Submission of Matters to a Vote of Security Holders.........................................21

Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters................22

Item 6.   Selected Financial Data.....................................................................22

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......23
             Results of Operations....................................................................23
             2001 Compared to 2000....................................................................23
             2000 Compared to 1999....................................................................25
             Liquidity and Capital Resources..........................................................27
             Critical Accounting Policies.............................................................29
             Accounting pronouncements................................................................29

Item 7A.  Qualitative and Quantitative Disclosure About Market Risk...................................31
             Forward Looking Statements...............................................................31

Item 8.   Financial Statements and Supplementary Data.................................................32

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........32

Item 10.  Directors and Executive Officers of the Registrant..........................................32

Item 11.  Executive Compensation......................................................................32

Item 12.  Principal Shareholders......................................................................32

Item 13.  Certain Relationships and Related Transactions .............................................32

Item 14.  Exhibits and Reports on Form 8-K............................................................33

         PART I

Item 1.    Business

General

           Riviera Holdings Corporation, a Nevada corporation (the Company), through its wholly owned subsidiary, Riviera Operating Corporation, a Nevada corporation, owns and operates the Riviera Hotel & Casino (Riviera Las Vegas) located on Las Vegas Boulevard in Las Vegas, Nevada. Opened in 1955, the Riviera Las Vegas has developed a long-standing reputation for delivering high quality, traditional Las Vegas-style gaming, entertainment and other amenities.

           Riviera Holdings Corporation, through its wholly owned subsidiary, Riviera Black Hawk, Inc., owns and operates the Riviera Black Hawk Casino (Riviera Black Hawk) a limited-stakes casino in Black Hawk, Colorado which opened on February 4, 2000.


Riviera Las Vegas

General

           Riviera Las Vegas is located on the corner of Las Vegas Boulevard and Riviera Boulevard in Clark County, Nevada, across from Circus Circus. Riviera Las Vegas targets slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. Key elements of this strategy include offering a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with some of Las Vegas' most popular shows, all at reasonable prices.

Gaming

           Riviera Las Vegas has 110,000 square feet of casino space. The casino currently has approximately 1,500 slot machines and 34 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) poker, Let It Ride(R) and mini-baccarat. The casino also includes a keno lounge and a 200-seat race and sports book.

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

           Our current management team redirected our business away from high-stakes wagerers in favor of the less volatile mid-level gaming customers. In order to effectively pursue this strategy, we made several strategic changes including reconfiguring the casino space, installing new slot machines and bill acceptors, reducing the number of gaming tables and eliminating the baccarat room. In addition, we implemented stricter credit policies. As a result, the percentage of table game dollar volume represented by credit play declined from approximately 24% in 1993 to 6% in 2001. Also, in 2001, revenues from slots and tables were approximately 78% and 22% of total gaming revenue, respectively, as compared to 60% and 34%, respectively, in 1993.

           During 2001, we continued a number of initiatives at Riviera Las Vegas to increase slot play, including the replacement of older slot machines and maintaining our slot host program. Slot hosts are our employees who interact with patrons as goodwill ambassadors to generate loyalty. Our strategy is to continue to increase slot play through marketing programs and other improvements, including (i) our ongoing slot upgrade program, (ii) addition of new signage, (iii) promotion of the Riviera Las Vegas Player's Club, (iv) sponsorship of slot tournaments, (v) creation of promotional programs, (vi) marketing of the "Slot Frenzy" and "$40 for $20(R)" slot promotions, and (vii) "Nickel Town(R)". At the end of 1997, we opened Nickel Town on the corner of Las Vegas Boulevard and Riviera Boulevard at the crosswalk from Circus Circus and the local Las Vegas Boulevard bus stop. Nickel Town is comprised primarily of nickel slot machines, the fastest growing segment of the Las Vegas slot market.

Hotel

           Riviera Las Vegas' hotel is comprised of five hotel towers with approximately 2,100 guest rooms, including 169 suites. Built in 1955 as part of the original casino/hotel, the nine-story North Tower features 391 rooms and 11 suites. In 1967, the 12-story South Tower was built with 147 rooms and 31 suites. Another 220 rooms and 72 suites, including penthouse suites, were added to the property through the construction of the 17-story Monte Carlo Tower in 1974. In 1977, the six-story San Remo Tower added 243 rooms and six suites to the south side of the resort. The most recent phase of hotel expansion was completed in 1988 upon the opening of the 930 room, 49 suite, 24-story Monaco Tower. By the end of 2001 we completed refurbishment of all of our approximately 2,100 hotel rooms and suites. Despite the significant increase in rooms on the Las Vegas Strip since 1997, we believe Riviera Las Vegas has attained room occupancy rates that are among the highest on the Las Vegas Strip with 97.5% for 1994, 97.0% for 1995, 98.2% for 1996, 95.7% for 1997, 95.2% for 1998, 97.5% for
1999, 96.6% for 2000 and 91.5% for 2001 (based on available rooms). The average occupancy rate citywide was 88.9% in 2001 according to the Las Vegas Convention and Visitors Authority.

Restaurants

           The quality, value and variety of food services are critical to attracting Las Vegas visitors. Riviera Las Vegas offers five (5) bars and four
(4) restaurants and serves an average of approximately 5,312 meals per day, including banquets and room service. Riviera completely remodeled its buffet in 2001 upgrading the ambiance and food quality, featuring cuisine from various countries as well as a carving station. The following table outlines, for each restaurant, the type of service provided and total seating capacity:

                                                                Seating Capacity
        Name                         Type
        Kady's                       Coffee Shop                        290
        Kristofer's                  Steak and Seafood                  162
        Ristorante Italiano          Italian                            126
        World's Fare Buffet          All-you-can-eat                    366
                                                                        ---
                                                                        944
                                                                        ===

           In addition, Riviera Las Vegas operates a snack bar and continental breakfast buffet as well as a fast-food court operated by a third party. The food court has 200 seats and several fast-food restaurants, including Burger King(R), Pizza Hut(R), Panda Express(R), Quiznos(R) and La Salsa(R).

Convention Center

           Riviera Las Vegas features 160,000 square feet of convention, meeting and banquet space. The convention center is one of the largest in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. Riviera Las Vegas hosted approximately 382 conventions in 2001. The hotel currently has over 740,000 convention related advance bookings of rooms through 2005 consisting of approximately 490,700 definite bookings and approximately 249,360 tentative bookings. In 2001 approximately 30.4% of the rooms were occupied for conventions, and management estimates that 32.5% of its rooms will be occupied for conventions in 2002.

           The Royal Pavilion portion of the convention center, which opened in February 1999, and represents approximately 60,000 square feet of our convention facility, features state-of-the-art convention, meeting and banquet facilities, teleconferencing and satellite uplink capability and twelve (12) skyboxes.

Entertainment

           Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas, offering five different regularly scheduled shows and special appearances by headline entertainers in concert. We believe entertainment provides an attractive marketing tool to attract customers to the Riviera. Riviera Las Vegas' entertainment program includes such well received shows as Splash(R) (a variety show), An Evening at La Cage(R) (a female impersonation show), Crazy Girls(R) (an adult revue), as well as featured comedians at the Riviera Comedy Club. We update our shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with our emphasis on mid-level customers. The Riviera Mardi Gras shows of "La Cage" and the "Comedy Club" received First Place and Third Place awards, respectively, for "Best Las Vegas Shows" from What's On Magazine.

           The following table outlines, for each entertainment center, the type of service provided and total seating capacity:

           Name                Type                         Seating Capacity

           Splash              Variety                          875
           La Cage             Female impersonation             575
           Crazy Girls         Adult Revue                      375
           Comedy Club         Comedy                           350
           Le Bistro           Variety                          190
                                                              -----
                                                              2,365
                                                              =====

           In addition, Riviera Las Vegas presents major concerts which since 1998 have included performers such as The Beach Boys, Billy Ray Cyrus, Rich Little, Drew Carey, Damon Wayans, Titus, Brett Butler and D.L. Hughley. The addition of the Royale Pavilion has enabled us to increase attendance at special events since, in the past, the then existing facilities could not accommodate the demand for tickets.

           We believe that our substantial entertainment revenue is attributable to the popularity of the in-house productions supplemented by focused marketing and consistent advertising messages.

Future Expansions

           We continue to explore the possible development of an approximately 60,000 square-foot entertainment complex to be constructed directly over the casino, which could contain a specialty themed restaurant, and entertainment that will appeal to the Riviera Las Vegas' main target audience, adults aged 45 to 65. The exit from the complex would be by an escalator delivering patrons to the casino. We would require partners to finance, develop and operate the entertainment attraction and restaurant. To date no such partners have been identified.

           We are exploring a number of options for the development of our existing 26-acre site. These options include a joint venture for the development of a time-share condominium tower or an additional hotel tower and parking garage. Under the terms of our $175 million Bond Indenture, we could contribute up to 6 acres of land to such projects and if we decide to develop a time-share tower a third party would construct and sell time-share units and arrange financing. We believe that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base for additional casino customers. The development of a time-share tower, hotel tower or parking facility would require additional financing and, in the case of the time-share tower, a joint venture partner, none of which we have in place at this time.

Marketing Strategies-Las Vegas

           We have developed a marketing program intended to develop a loyal following of repeat slot and mid-level table game customers. We believe we have been able to successfully attract these patrons using Riviera Las Vegas' restaurants, hotel accommodations and entertainment and by focusing on customer service. We have adopted a selective approach to the extension of credit to these customers in order to reduce volatility of operating results. We use our research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Las Vegas Player's Club and to fill out surveys that provide us with personal information and preferences and tracks their level of play. Members of the Riviera Las Vegas Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail and telemarketing.

           Riviera Las Vegas will continue to emphasize marketing programs that appeal to slot and mid-level table game customers with a focus on creating repeat customers and increasing walk-in traffic. In addition, a key marketing focus is expanding Riviera Las Vegas' core conventioneer customer base. In developing an overall marketing program, we conduct extensive, ongoing research of our target customers' preferences through surveys, one-on-one interviews and focus groups.

           Create Repeat Customers

           Generating customer loyalty is a critical component of our business strategy as retaining customers is less expensive than attracting new ones. We have developed a focused and coordinated marketing program intended to develop a loyal customer base which emphasizes (i) providing a high level of service to our customers to ensure an enjoyable experience while at the Riviera Las Vegas,
(ii) responding to customer surveys and (iii) focusing marketing efforts and promotional programs on customers with positive gaming profiles. We use our research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Las Vegas Player's Club which tracks their level of play, and to fill out surveys that provide the Riviera Las Vegas with personal information and preferences. Members of the Riviera Las Vegas Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail and telemarketing. We design promotional offers targeted at certain mid-level gaming patrons that are expected to provide significant revenues based upon their historical gaming patterns. We contact these customers through a combination of direct mail and telemarketing by an in-house marketing staff and independent representatives located in major cities. Riviera Las Vegas uses a proprietary database which is linked to our player tracking system to help identify customers' requirements and preferences, thereby allowing Riviera Las Vegas to customize promotions to attract repeat visitors. We offer customers personalized service, credit availability and access to a variety of complimentary or reduced-rate room, dinner and entertainment reservations. We use a specialized multi-tiered marketing approach to attract customers in each of our major markets. Slot and table game tournaments and special events are designed for specific levels of play. Utilizing our proprietary database our marketing department then targets and invites the customers most appropriate for the customized events. In addition, we host an array of special events, including slot and table tournaments, designed to attract customers for an extended stay. We have found that this individualized marketing approach has provided significant revenues and profitable repeat business.

           Provide Extensive Entertainment Options

           We  also  focus  on  attracting   our  guests   through  a  range  of
entertainment opportunities. Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas with four different regularly scheduled shows and special appearances by headline entertainers. In addition to providing a positive impact on our profitability, the shows attract additional gaming revenue. Surveys indicate that approximately 30% of the show patrons come from outside the hotel and approximately 67% of these individuals gamble at Riviera Las Vegas before or after the shows.

           Attract Walk-In Traffic

           We seek to maximize the number of people who patronize the Riviera Las Vegas who are not guests in the hotel by capitalizing on Riviera Las Vegas' prime Strip location, convention center proximity and the Riviera's several popular in-house productions. Riviera Las Vegas is well situated on the Las Vegas Strip near Circus Circus, Stardust Hotel & Casino, Westward Ho Casino & Hotel, Sahara Hotel & Casino, Las Vegas Hilton and the Las Vegas Convention
Center. We strive to attract customers from those facilities, as well as capitalize on the visitors in Las Vegas in general, with the goal of increasing walk-in traffic by (i) the development and promotion of Nickel Town, (ii) providing a variety of quality, value-priced entertainment and dining options, and (iii) promoting "Slot Frenzy," the "Free Pull" and the "$40 for $20" slot promotions, and placing them inside the casino.

           Focus on Convention Customers

           This market consists of two groups: (i) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (ii) those attending city-wide events, usually held at the Las Vegas Convention Center. Riviera Las Vegas targets convention business because it typically provides patrons willing to pay higher room rates and we are able to provide certain advance planning benefits, since conventions are usually booked two years in advance of the event date. We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. Riviera Las Vegas also benefits from our proximity to the Las Vegas Convention Center which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. In 2001 we derived approximately 30.4% of our hotel occupancy from convention customers and consider them a critical component of our customer base. We believe that the completed expansion of the Riviera Las Vegas' convention facility in February 1999, from 100,000 to 160,000 square feet, has accommodated the growth in size and number of groups that presently use the facility, attracted new convention groups and increased the percentage of rooms occupied by conventioneers.

           Tour and Travel Operators

           We have found that many of our customers use tour and travel "package" options to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods enabling us to maintain occupancy rates at the highest levels throughout the year. We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. Our four largest tour and travel operators currently account for approximately 26.3% of the available 2,100 room bookings per night. We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat slot customers.


Riviera Black Hawk

Business

           Our wholly owned subsidiary, Riviera Black Hawk, opened on February 4, 2000. Located in Black Hawk, Colorado, approximately 40 miles west of Denver, our casino is one of the first three encountered when traveling from Denver to the adjacent gaming cities of Black Hawk and Central City. Our casino features the fourth largest number of gaming devices in the market with approximately 986 slot machines and 12 blackjack tables. In Colorado, each slot machine and each table game is considered one gaming device.

           We also offer a variety of non-gaming amenities designed to further differentiate our casino including:

o parking for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options;

o        a newly remodeled 252-seat casual buffet-styled restaurant;

o        a Pizza Hut(R);

o        two themed bars; and

o        an entertainment center with seating for approximately 440 people.

           The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market, have been gaining market share and have contributed to the consistent growth in the overall market. As of December 31, 2001, there were 25 casinos in the Black Hawk/Central City market, with 11 casinos each offering more than 400 gaming devices. Isle of Capri, located across the street from our casino with approximately 1,145 gaming machines and 1,000 covered parking spaces, has been the market leader in terms of win per gaming device. The Hyatt Casino with 1,332 gaming machines and 22 table games opened on December 20, 2001.

Marketing strategy

           We attract customers to our casino by implementing marketing strategies and promotions designed specifically for this market. In so doing, we hope to create customer loyalty and benefit from repeat visits by our customers. Specific marketing programs to support this strategy include the Riviera Black Hawk Player's Club and "V.I.P." services offered to repeat gaming customers. The Riviera Black Hawk Player's Club is a promotion that rewards casino play and repeat visits to the casino with various privileges and amenities such as cash bonuses, logo gift items and invitations to special events, such as parties and concerts. We have used the Player's Club promotion in our casino in Las Vegas and, in our capacity as manager of the Riviera Black Hawk, are tailoring it for the Black Hawk/Central City market to implement at our casino. "V.I.P." services are available to the highest level of players and include special valet and self-parking services, complimentary food and entertainment offerings and special events specifically designed for this group of customers.

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

           We rely on database marketing in order to best identify target customer segments of the population and to tailor the casino's promotions and amenities to our core group of customers. We use the current database to identify and stratify slot players living primarily in Colorado for appropriate incentives. Approximately 150,000 of these slot players have been identified as of December 31, 2001. In addition, we promote our casino by advertising in newspapers, on billboards and on the radio in the local areas.


Geographical Markets

The Las Vegas Market

           Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the Las Vegas Convention and Visitors Authority, the number of visitors who traveled to Las Vegas during the 14-year period from 1986 through 2000 increased at a steady and significant rate from
15.2 million in 1986 to 35.8 million in 2000, a compound annual growth rate of 6.3%. Just over 35 million people visited Las Vegas in 2001, a 2.3% decline from 2000. Visitor volume dropped drastically following the September 11 terrorist attacks. Clark County gaming continued to be a strong and growing business with Clark County gaming revenues increasing at a compound annual growth rate of 8.7% from $2.4 billion in 1986 to just under $7.7 billion in 2000. Clark County gaming revenues dropped 0.1% to just over $7.6 billion in 2001. The terrorist attacks of September 11, 2001 have had, and may continue to have, an adverse effect on the number of visitors traveling to Las Vegas.

           Gaming and tourism are the major attractions of Las Vegas, complemented by warm weather and the availability of many year-round recreational activities. Although Las Vegas' principal markets are the western region of the United States, most significantly Southern California and Arizona, Las Vegas also serves as a destination resort for visitors from all over the world. A significant percentage of visitors originate from Latin America and Pacific Rim countries such as Japan, Taiwan, Hong Kong and Singapore. The events of September 11, 2001 have had, and may continue to have, an adverse impact on the number of Latin American and Pacific Rim visitors coming to Las Vegas. Japan Air Lines ceased its daily non-stop service between Tokyo and Las Vegas after September 11 but has plans of reinstituting that service in March 2002.

           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 85% from approximately 67,000 at the end of 1989 to 126,610 at the end of 2001, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 84% for each of the years from 1993 through 2001. During the calendar year 2001 approximately 2,340 hotel rooms opened as a result of the opening of the Palms and Green Valley Ranch casinos, which are off the strip.

           We believe that the growth in the Las Vegas market has been enhanced as a result of (i) a dedicated program by the Las Vegas Convention and Visitors Authority and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (ii) the increased capacity of McCarran Airport and (iii) the introduction of large themed "must see" destination resorts in Las Vegas. In 1988, approximately 1.7 million delegates attended conventions in Las Vegas and generated approximately $1.3 billion of economic impact. Even though the terrorist attacks negatively impacted major city-wide conventions, the number of convention delegates had increased to 4.0 million in 2001 with in excess of $4.8 billion of economic impact.

           During the past eight years, McCarran Airport has expanded its facilities to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran Airport has increased from approximately 22.5 million in 1993 to an estimated 35.2 million in 2001. Construction has recently been completed on numerous roadway enhancements to improve access to the Airport. McCarran Airport is ranked among the 10 busiest airports in the world based on passenger activity.

The Black Hawk/Central City Market

           Gaming was first introduced to the Black Hawk/Central City market in October 1991 following a state-wide referendum where Colorado voters approved limited stakes gaming for three historic mining towns, namely Black Hawk, Central City and Cripple Creek. Limited stakes gaming is defined as a maximum single bet of $5. Black Hawk and Central City are contiguous cities located approximately 40 miles west of Denver and about 10 miles north of Interstate Highway 70, the main east-west artery from Denver. Historically, these two gold mining communities were popular tourist towns. However, since the inception of casino gaming in October 1991, gaming establishments has displaced many of the former tourist-related businesses.

           The first casino in the Black Hawk/Central City market was opened in October 1991 with 14 casinos open by the end of that year. The pace of expansion increased further in 1992 with the number of casinos in the market peaking at 42 casinos. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better capitalized operators, the number of casinos has declined to 25 as of December 31, 2001.

           The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. We believe an estimated adult population exceeding 2.4 million people resides within this 100-mile radius of Black Hawk. In addition, we believe that residents within a 100-mile radius of the City of Black Hawk had an estimated average household income in excess of $50,000 per annum in 2001.

           Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 78% from 7,252 devices in 1992 to 12,907 devices in 2001. Win per gaming device per day has continued to grow despite the increase in the number of gaming devices. Gaming revenues in the Black Hawk/Central City market grew by 8.2% in 2001 over 2000. The City of Black Hawk itself experienced a 10.3% increase in gaming revenue in 2001.

           The City of Black Hawk has experienced more significant growth in gaming revenues than Central City since 1992. The popularity of Black Hawk in comparison to Central City is due primarily to Black Hawk's superior access to major highways, as patrons must first pass through Black Hawk to access Central City from Denver. Due to this superior location, larger casino operators have focused on building in the City of Black Hawk. As a result, casinos in Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and convenient free parking for patrons. These factors have contributed to growth in Black Hawk gaming revenues of 783% since 1992 compared to a negative growth for Central City of 16% over the same period. The number of gaming devices in the City of Black Hawk has increased 242% since 1992, while the number of gaming devices in Central City has declined 43% over the same period.

Management Activities

           In order to capitalize on our expertise and reputation as successful operators of casino properties, we formed Riviera Gaming Management, Inc., our wholly owned subsidiary, for the primary purpose of obtaining casino management contracts in Nevada and other jurisdictions. Riviera Gaming Management provides services such as assisting new venue licensee applicants in designing and planning their gaming operations and managing the start-up of new gaming operations. These services include casino design, equipment selection, employee recruitment and training, control and accounting systems development and marketing programs. We believe that management contracts provide high margin income with limited additional overhead and little or no capital expenditure requirements. We are continually evaluating opportunities to manage other casinos/hotels. Our objective is to obtain the right to a substantial equity position in projects we would manage as part of the compensation for our services.

Four Queens Management Agreement

           Riviera Gaming Management-Elsinore, Inc., our indirect wholly owned subsidiary, operated the Four Queens Hotel and Casino, located adjacent to the Golden Nugget on Fremont Street in Downtown Las Vegas, pursuant to a Management Agreement effective as of February 27, 1997. This agreement terminated on December 30, 1999.

Other Management Opportunities

           We are continuously reviewing opportunities to expand and become a multi-jurisdictional casino company with greater capital resources to enable us to compete more effectively. The jurisdictions include, but are not limited to, California, Mississippi, Pennsylvania, Missouri, New Mexico and Iowa. We may also become involved in financially distressed casino properties where we believe we may be able to effect a turn-around (similar to that which we achieved at Riviera Las Vegas) and can obtain a significant equity stake. On September 29, 1999, Riviera Gaming Management entered into an agreement with Peninsula Gaming LLC to provide consulting services to Diamond Jo's Riverboat Casino in Dubuque, Iowa. This agreement terminated on September 30, 2000.

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

           At December 31, 2001, the Las Vegas Convention and Visitors Authority indicated that there were 24 casinos on the Las Vegas Strip which had over 1,000 available hotel rooms. Riviera Las Vegas is ranked as the 20th largest Las Vegas Strip hotel/casino, based upon number of available hotel rooms.

           Las Vegas gaming square footage and room capacity are continuing to grow and are expected to continue to increase during the next several years. During calendar year 2001, approximately 2,340 new hotel rooms opened, and as of December 31, 2001, there were no hotel rooms under construction. Existing and future expansions, additions and enhancements to existing properties and construction of new properties by our competitors could divert additional business from our facilities. There can be no assurance that we will compete successfully in the Las Vegas market in the future.

           During 2001, available room nights in the Las Vegas market increased from 44.7 million to 45.6 million or 2.1%, while total room nights occupied decreased from 39.8 million to an estimated 38.6 million, or 2.9%. The ending room inventory at December 31, 2001 was 126,610 compared to 124,270 at December 31, 2000, an increase of 2,340 rooms or 1.9%. This has had the effect of intensifying competition. At Riviera Las Vegas, room occupancy decreased from 96.7% in 2000 to 91.6% in 2001 (still much higher than the Las Vegas Strip average). However, room rates increased by $3.52, or 6.0% from $58.86 in 2000 to $62.46 in 2001, due primarily to an increase in convention rooms sold and a reduction in tour and travel rooms sold as a result of the September 11th terrorist attacks.

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

           The number of casinos on Indian lands has increased since the enactment of the Indian Gaming Regulatory Act of 1988. The voters in the State of California addressed this issue on March 7, 2000 when they voted in favor of Proposition 1A, an amendment to the California State constitution that allows Las Vegas-style gambling on Indian lands in the state. While new gaming jurisdictions have traditionally not materially impacted Las Vegas, the expansion of gaming into California poses a more serious threat to the continued growth of Las Vegas.

           Our current business is highly dependent on gaming in Las Vegas. Riviera Las Vegas derives a substantial percentage of its business from tourists, principally from Southern California and the southwestern United States. Weakness in the economy of Southern California has in the past, and could in the future, adversely affect our financial results. Recent power shortages, and possible utility rate increases in California could also adversely affect our financial results. The events of September 11, 2001 have had the most serious effect, and could continue to have an adverse effect on our financial results.

Black Hawk, Colorado

           The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 2001 there were 25 gaming facilities in the Black Hawk market with 11 casinos each offering more than 400 gaming positions. The Hyatt Casino, which features 1,335 slot machines, opened on December 20, 2001. Other projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market.

           The gaming facilities near the intersection of Main and Mill Streets provide significant competition to our casino. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located across the street from our casino and has approximately 700 slot machines, 20 gaming tables and approximately 700 valet parking spaces. The Isle of Capri Casino, the most successful casino in Colorado, operated by Casino America, which opened in December 1998, is located directly across the street from our casino and features approximately 1,145 slot machines, 14 table games, 1,000 parking spaces, and 235 hotel rooms.

           The number of hotel rooms currently in the Black Hawk/Central City market is approximately 450, with only three gaming facilities providing hotel accommodations to patrons. These include Harvey's Wagon Wheel Casino Hotel with approximately 120 rooms, the Lodge at Black Hawk with approximately 50 rooms and the Isle of Capri Casino with 235 rooms. Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. However, we believe that self-parking is a more effective utilization of our available space and that providing hotel accommodations will not be a significant factor, but instead will contribute to growth in the overall market.

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

           Pursuant to a license agreement, Riviera Las Vegas licenses the use at the Black Hawk casino of all of the trademarks, service marks and logos used by Riviera Las Vegas. In addition, the license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.


Employees and Labor Relations

Riviera Las Vegas

           As of December 31, 2001 Riviera Las Vegas had approximately 1,411 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 813 of such employees including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters and teamsters. Our agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of our unionized employees, were renegotiated in 1998 and expire in the year 2002. Collective Bargaining Agreements with the Operating Engineers and Musicians expired in 1999. The Operating Engineers approved a new agreement that expires in the year 2004. We are currently in negotiations with the Musicians Union. The Agreements with the Carpenters and Painters expired in 2000. New agreements, which expire in 2005, were negotiated with the Painters in 2000 and Carpenters in 2001. New agreements were negotiated with the Teamsters in 1998 and Electricians in 1999 and expire in 2003 and 2004, respectively. On November 27, 2000, the Transport Workers Union filed a petition with the NLRB to represent the Blackjack, Dice and Poker Dealers (or, the "Dealers"). On February

8 and 9, 2001, the Dealers voted against representation by this Union by a vote of 107 to 61. This group totaled 190 at the time of the vote. Although unions have been active in Las Vegas, we consider our employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to us.

Riviera Black Hawk

           Riviera Black Hawk opened on February 4, 2000 with approximately 450 employees. As of December 31, 2001, the total number of employees was 371. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

There are currently no collective bargaining agreements in Black Hawk casinos.


Regulation and Licensing

Nevada

Nevada Gaming Authority

           The ownership and operation of casino gaming facilities in Nevada are subject to: (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (ii) various local ordinances and regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the State of Nevada Gaming Control Board, the Clark County Business Department (collectively, the "Clark County Board"), collectively referred to as the "Nevada Gaming Authorities."

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

           Riviera Operating Corporation is required to be licensed by the Nevada Gaming Authorities. The gaming license held by Riviera Operating Corporation requires the periodic payment of fees and taxes and is not transferable. Riviera Operating Corporation is also licensed as a manufacturer and distributor of gaming devices. Such licenses also require the periodic payment of fees and are not transferable. We are registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and have been found suitable to own the stock of Riviera Operating Corporation. Riviera Operating Corporation is also registered by the Nevada Commission as an intermediary company and has been found suitable to own the stock of Riviera Gaming Management, which has been registered by the Nevada Commission as an Intermediary company and has been found suitable to own the stock of its subsidiary Riviera Gaming Management-Elsinore. Riviera Gaming Management-Elsinore was licensed as the manager of the Four Queens. Riviera Operating Corporation is, and Riviera Gaming Management-Elsinore was corporate licensee ("Corporate Licensee") under the terms of the Nevada Act. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee (a licensed casino) without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and Riviera Operating Corporation have obtained, and Riviera Gaming Management and Riviera Gaming Management-Elsinore previously obtained, from the Nevada Gaming Authorities, the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada. The management agreement for Riviera Gaming Management-Elsinore to manage the Four Queens terminated December 30, 1999 and therefore the registration and license of Riviera Gaming Management-Elsinore are no longer in effect after that date.

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

           If it were determined that the Nevada Act was violated by Riviera Operating Corporation, the gaming license it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we or Riviera Operating Corporation and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming license of Riviera Operating Corporation or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

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

           The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's (a corporate licensee) voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only. An institutional investor shall not be deemed to hold our voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are deemed to be consistent with holding our voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of our voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

           The Nevada Commission may, in its discretion, require the holder of any of our debt security to file applications, be investigated and be found suitable to own our debt security of a Registered Corporation, if it has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, we can be sanctioned, including the loss of our approvals, if without the prior approval of the Nevada Commission, we (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognize any voting right by such unsuitable person in connection with such securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

Colorado

Colorado Gaming and Liquor Regulation

Summary

         In general we, Riviera Black Hawk, our principal executive officers and those of Riviera Holdings, and any of our employees who are involved in our gaming operations, are required to be found suitable for licensure by the Colorado Gaming Commission. Colorado also requires that significant stockholders of 5% or more of our stock be certified as suitable for licensure. Riviera Black Hawk's original retail gaming license was approved by the Colorado Gaming
Commission on November 18, 1999, and has been successfully renewed each subsequent year.

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

           Further, the Colorado Act provides that, in addition to any other applicable license fees, up to a maximum of 40% of the total amounts wagered less payouts to players may be payable by a licensee for the privilege of conducting limited stakes gaming. Such percentage is to be established by the Colorado Commission annually.

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

Gaming licenses

The Colorado Commission may issue:

    o   slot machine manufacturer or distributor,

    o   operator,

    o   retail gaming,

    o   support, and

    o   key employee gaming licenses.

           The first three licenses require annual renewal by the Colorado Commission. Support and key employee licenses are issued for two-year periods and are renewable by the Division Director. The Colorado Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

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

Taxes, fees and fines

           The Colorado Amendment requires an annual tax of up to 40% on the total amount wagered less all payouts to players. With respect to games of poker, the tax is calculated based on the sums wagered which are retained by the licensee as compensation. Annually during April, May and June, the Colorado Commission, as mandated by the Colorado Regulations, shall conduct rule-making hearings concerning the gaming tax rate and device fee rate for the subsequent gaming year. However, rigid compliance with the Colorado Regulations is not mandatory and shall in no way be construed to limit the time periods or subject matters which the Colorado Commission may consider in determining the various tax rates. Currently, the gaming tax is:

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

           The municipality of Black Hawk assesses an annual device fee of $62.50 per device on all devices exceeding 50. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city. In addition, a business improvement fee of as much as $7.42 per device and a monthly transportation authority device fee of $8.84 per device also may apply depending upon the location of the licensed premises in Black Hawk.

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

Item 2.    Properties

           Riviera Hotel and Casino

           The Riviera Las Vegas complex is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres. The buildings comprise approximately 1.8 million square feet, including 110,000 square feet of casino space, a 160,000 square foot convention, meeting and banquet facility, approximately 2,100 hotel rooms (including approximately 169 luxury suites) in five towers, three restaurants, a buffet, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, executive and other offices for Riviera Las Vegas are located on the property.

           There are 40 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

           The entire Riviera Las Vegas complex is encumbered by a first deed of trust securing the 10% Notes.

           Riviera Black Hawk

           Riviera Black Hawk is located on 1.63 acres of land at 400 Main Street, Black Hawk, Colorado. The buildings include approximately 325,000 square feet and comprise 32,000 square feet of gaming space, parking for approximately 520 vehicles (substantially all of which are covered), a 252-seat buffet, two bars and an entertainment center with seating for approximately 440 people.

           The entire Riviera Black Hawk complex is encumbered by a first deed of trust securing the 13% Notes.

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

           On October 7, 1999, the Court entered a Settlement Bar Order and Final Judgment which dismissed the California Action against us with prejudice, and barred the other defendants to the lawsuit from seeking indemnification against us for claims arising under the federal securities laws or for state law claims arising out of the transactions underlying the plaintiffs' federal security law claims.

           Shortly after the entry of the Settlement Bar Order, we acquired Paulson's stock, and funds were disbursed from escrow as per the terms of the Settlement Agreement.

Morgens,  Waterfall, Vintiadis & Company, Inc., v. Riviera Holdings Corporation,
-------------------------------------------------------------------------------
William L. Westerman, Robert R. Barengo, Richard L. Barovick  and James N. Land,
-------------------------------------------------------------------------------
Jr., as Directors of Riviera  Holdings  Corporation,  United  States  District
----------------------------------------------------
Court for the District of Nevada (CV-S-99-1383-JBR (RLH)) (the "Nevada Action"). The plaintiff in this action ("Morgens, Waterfall") is a shareholder of Riviera Holdings Corporation and a defendant to the California Action. On September 30, 1999, Morgens, Waterfall commenced this action in Nevada state court, where it sought an order enjoining us from obtaining a Settlement Bar Order in the California Action. We and the other defendants to the Nevada Action removed the action to the United States District Court for the District of Nevada on October 1, 1999. This removal to federal court divested the state court of jurisdiction to consider Morgens, Waterfall's motion for injunctive relief. Morgens, Waterfall filed a complaint with the court, but it did not serve the complaint on any of the defendants.

           On November 1, 1999, Morgens, Waterfall served a notice of motion to remand the Nevada Action from the Nevada federal court back to Nevada state court. We and the other defendants opposed the motion, and on May 24, 2000, the Court denied Morgens, Waterfall's motion.

           On January 31, 2000, Morgens, Waterfall served an Amended Summons and a First Amended Verified Complaint on Riviera Holdings Corporation with subsequent service on directors. The Amended Complaint asserted four claims for relief.

           On April 17, 2000, the Company and its directors moved to dismiss Morgens, Waterfall's Amended Complaint. In response, Morgens, Waterfall opposed the directors' motion but "conceded" its claim against the Company. As a consequence, Morgens, Waterfall no longer asserted any claim against the Company, but it has opposed dismissing the Company from the action on the ground that the Company was a "nominal defendant" with respect to the derivative claims asserted by Morgens, Waterfall against the directors.

           On October 1, 2001 Morgens, Waterfall, the Company and the directors entered into a Settlement Agreement settling the Nevada Action. That Settlement Agreement provides that plaintiff would release its claims with prejudice against each defendant and each defendant would release its claims with prejudice against plaintiff conditioned upon Mr. Westerman accepting service of a subpoena to personally appear and testify at the trial of the California Action and that Mr. Westerman appear and testify at the trial of the California Action.

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

           PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

           The Company's Common Stock began trading on the American Stock Exchange on May 13, 1996 and was reported on the NASDAQ Bulletin Board prior to that date. As of March 2, 2002, based upon information available to it, the Company believes that there were approximately 600 beneficial holders of the Company's Common Stock.

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

           The table below sets forth the bid and ask sales prices by quarter for the years ended December 31, 2001 and 2000, based on information provided by certain brokers who have had transactions in the Company's Common Stock during the year:

                         First          Second            Third          Fourth
                        Quarter         Quarter          Quarter         Quarter
                        --------        -------          -------         -------

         2001
         ----
         HIGH             $7.38           $6.70           $6.35           $4.35
          LOW              6.00            5.96            4.00            3.15

         2000
         ----
         HIGH             $7.88           $8.13           $8.13           $7.63
          LOW              5.88            6.75            6.75            6.50


           On March 18, 2002, (the most recent trade date of the Company's common stock), 1,500 shares were traded closing at $5.20 per share.

Item 6.  Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company for the years ended December 31, in thousands (except Net Income
(Loss) per Common Share):

           ---------------------------------- ------------ ------------ ----------- ------------ ------------
                                                 2001         2000         1999        1998         1997
           ---------------------------------- ------------ ------------ ----------- ------------ ------------
           Net Operating Revenue                 $202,031     $201,531    $157,268     $159,955     $153,793
           Net Income (Loss)                      (6,407)      (4,215)     (2,869)      (4,057)        2,088
           Net Income (Loss) Per Diluted
           Common Share                           ($1.79)      ($1.05)     ($0.58)      ($0.81)        $0.40
           Total Assets                           267,818      283,710     288,990      244,909      347,866
           Long-Term Debt                         220,439      226,043     229,052      179,439      175,512
           ---------------------------------- ------------ ------------ ----------- ------------ ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2001 Compared to 2000

Special Factors Effecting Comparability of Results of Operations

           Riviera Black Hawk was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable.

           The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of promotional allowances. Operating income from properties is presented as shown on the Consolidated Statement of Operations. EBITDA from properties for the purposes of this table excludes corporate expense, pre-opening expense and inter-company management fees.

                                          Year Ended December 31,         $ Change        % Change
(In Thousands)                              2001            2000         Inc/(Decr)     Incr/(Decr)

Net revenues:
  Riviera Las Vegas                      $ 152,985       $ 166,038        $(13,053)        (7.9)%
  Riviera Black Hawk                        49,046          35,261          13,785         39.1 %
  Riviera Gaming Management                     -              232            (232)      (100.0)%
                                         ---------       ---------        ---------      --------
           Total Net Revenues            $ 202,031       $ 201,531           $ 500          0.2 %
                                         =========       =========        =========      ========
Operating Income
  Riviera Las Vegas                        $ 9,350        $ 14,910        $ (5,560)         (37.2)%
  Riviera Black Hawk                         7,622           1,881           5,741          305.2 %
  Riviera Gaming Management                     (1)             88             (89)        (101.1)%
                                          ---------       ---------        ---------      --------
           Total Operating Income         $ 16,971        $ 16,879            $ 92            0.5 %
                                          =========       =========        =========      ========
EBITDA:(1)
  Riviera Las Vegas                       $ 21,493        $ 29,243        $ (7,750)        (26.5)%
  Riviera Black Hawk                        12,722           6,597           6,125          92.8 %
  Riviera Gaming Management                     (1)             88             (89)       (101.1)%
                                          ---------       ---------        ---------      --------
           Total EBITDA                   $ 34,214        $ 35,928        $ (1,714)         (4.8)%
                                          =========       =========        =========      ========
EBITDA margin
  Riviera Las Vegas                         14.0 %          17.5 %            (3.5)%
  Riviera Black Hawk                        25.9 %          18.7 %             9.3 %
  Riviera Gaming Management                                 37.8 %           (37.8)%
                                            ------          ------           -------
           Total EBITDA Margin              16.9 %          17.4 %            (0.5)%
                                            ======          ======           =======

(1) EBITDA consists of Earnings Before Interest, income Taxes, Depreciation, Amortization, preopening expenses, and other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Riviera Las Vegas

Revenues

         Riviera  Las  Vegas  net  revenues  decreased  by  approximately  $13.1 million, or 7.9%, from $166.0 million in 2000 to $153.0 million in 2001 primarily due to the effects of the recession and the September 11 terrorist attacks. Casino revenues decreased approximately $6.7 million or 9.0%, from $74.1 million during 2000 to $67.4 million during 2001. Slot revenues were down 7.0%, while table games revenues were down 13.6%. The hold percentages were comparable for both table games and slot machines in 2001 and 2000. Room revenues were comparable to the prior year, as the average room rate increased $3.50 or 6% from $59.00 to $62.50 and hotel occupancy decreased from 96.6% to 91.6%. The decrease in air travel, especially long-haul flights from the east coast, affected Riviera Las Vegas more than many of its competitors. The Company's marketing efforts had been concentrated on airline customers who traveled longer distances, paid more for their tickets and had a larger gaming and entertainment budget. While this strategy was successful in prior years, the effects of the September 11th terrorist attacks were devastating to this market segment. Subsequent to September 11th, gaming marketing expenditures were increased to protect and promote the slot customer base. Increased room marketing efforts focus on customers in the western United States and these efforts appear to be successful, based on the pace of advance bookings. Call volumes, booking patterns and occupancy began to normalize in mid-January 2002. In February 2002 Super Bowl, Chinese New Year and Presidents' Day weekend were successful and occupancy is expected to increase steadily during the first and second quarter of 2002. Although occupancy is recovering on the weekends, the midweek occupancy rates vary significantly from day to day primarily due to competitive pressures. Entertainment revenues decreased by approximately $4.1 million, or 16.7%, from $24.5 million during 2000 to $20.4 million during 2001 as attendance decreased approximately 27%, which was partially offset by a 13.6% increase in ticket price. Competition for Riviera show customers, while significant all year, intensified after September 11th. Tour and travel room sales were down approximately 50% in the fourth quarter of 2001, which is an important producer of show ticket sales and slot revenues. Other revenues decreased by approximately $1.4 million, or 13.9%, from $9.9 million during 2000 to $8.5 million during 2001 due primarily to lower telephone revenues.

Income from Operations

         Income from operations decreased $5.6 million or 37.2% from $14.9 million in 2000 to $9.3 million in 2001 due to the decreased revenues, which were partially offset by lower entertainment contract expenses and a 9.4% or $1.4 million reduction in depreciation expense. Entertainment costs are tied to revenues and as a result of this relationship, the departmental results were similar to the prior year. Depreciation decreased, as $20 million of equipment purchased in 1993 became fully depreciated in 2000. In addition, the September 11th terrorist attacks caused management to accelerate the timing and magnitude of staffing reductions. In excess of 300 full-time equivalent employees were laid off, based on the reduction in volumes. These events have caused the industry to reevaluate their cost structures and adjust payrolls accordingly.

EBITDA

         Riviera Las Vegas EBITDA, as defined, decreased by approximately $7.8 million, or 26.5%, from $29.2 million in 2000 to $21.5 million in 2001. During the same periods, EBITDA margin decreased from 17.5 % to 14.0% of net revenues.

Riviera Black Hawk

Special Factors Effecting Comparability of Results of Operations

Riviera Black Hawk was in the development stage during 1999 and until February 4, 2000 when the casino opened. Accordingly, the consolidated results of operations for fiscal 2001 and 2000 may not be comparable.

Revenues

         Riviera Black Hawk net revenues increased by approximately $13.8 million, or 39.1%, from $35.3 million in the 11 months of 2000 to $49.0 million in the 12 months ended December 31, 2001 as the operation gained market share and was, for the most part, unaffected by the events of September 11. Casino revenues, primarily slot machines, increased by approximately $13.0 million, or 38.7%, from $33.6 million in the 11 months of 2000 to $46.7 million in the 12 months ended December 31, 2001. Average slot machine win per unit increased from $114 per day in 2000 to $148 in 2001. Food and beverage revenues increased by approximately $1.5 million, or 38.3%, from $4.0 million in the 11 months of 2000 to $5.6 million in the 12 months ended December 31, 2001. The remodeled buffet and related marketing efforts resulted in a 45.6% increase in covers (customers) and a 26.4% increase in average check (price).

Income from Operations

Income from operations increased $5.7 million or 305% from $1.9 million in the 11 months of 2000 to $7.6 million in the 12 months ended December 31, 2001 due to the increase in revenues and better margins as marketing costs were stabilized. Staffing was also optimized as full-time equivalent employees were reduced from 450 at the opening in February 2000 to 350 at the end of 2001. Although general and administrative costs increased $1.7 million, they were 23.5% of revenues in the current year compared with 27% in 2000. Depreciation increased $809,000 or 27.5% in 2001 compared with the 11 months of operations in 2000.

EBITDA

         Riviera Black Hawk EBITDA, as defined, increased by approximately $6.1 million, or 92.8%, from $6.6 million in the 11 months of 2000 to $12.7 million in the 12 months ended December 31, 2001. During the same periods, EBITDA margin increased from 18.7% to 25.9% of net revenues.

Consolidated Operations

Other Income (Expense)

         Interest expense on the $175 million 10% First Mortgage Notes issued by the Company of $17.5 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $20.1 million in 2001 and 2000. Interest expense on the $45 million 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $6.7 million in 2001 compared with $7.7 million in 2000. Capitalized interest of $616,000 in 2000 was primarily from the Black Hawk, Colorado project.

         Other expenses, net include an insurance reimbursement of Paulson litigation costs of $1.2 million in 2000.

Net Loss

         The consolidated net loss increased approximately $2.2 million from $4.2 million in 2000 to $6.4 million in 2001. The effective income tax benefit rates decreased from 37.2% in 2000 to 25.9% in 2001 because of permanent timing differences for certain travel and entertainment expenses, along with adjustments for tax credits which were considered deductions in prior years.

EBITDA

                Consolidated EBITDA, as defined, decreased approximately $1.7 million, or 4.8%, from $35.9 million in 2000 to $34.2 million in 2000. During the same periods, EBITDA margin decreased from 17.4% to 16.9% of net revenues.

Revenues

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

                                         Year Ended December 31,         $ Change        % Change
(In Thousands)                             2000            1999         Inc/(Decr)     Incr/(Decr)

Net revenues:
  Riviera Las Vegas                     $ 166,038       $ 156,204         $ 9,834          6.2 %
  Riviera Black Hawk                       35,261               0          35,261
  Riviera Gaming Management                   232           1,064            (832)       (78.2)%
                                        ---------       ---------        --------        ------
           Total Net Revenues           $ 201,531       $ 157,268        $ 45,263         29.0 %
                                        =========       =========        ========        =======
Income (loss) from Operations
  Riviera Las Vegas                      $ 14,910        $ 10,641         $ 4,269         40.1 %
  Riviera Black Hawk                        1,881            (595)          2,476       (416.0)%
  Riviera Gaming Management                    88           1,047            (959)       (91.6)%
                                         --------        --------         -------        ------
           Total Operating Income        $ 16,879        $ 11,093         $ 5,786        (52.1)%
                                         ========        ========         =======        ======
EBITDA:(1)
  Riviera Las Vegas                      $ 29,243        $ 24,631         $ 4,612         18.7 %
  Riviera Black Hawk                        6,597               1           6,596
  Riviera Gaming Management                    88           1,047            (959)       (91.6)%
                                         --------        --------        --------        ------
           Total EBITDA                  $ 35,928        $ 25,679        $ 10,249         39.9 %
                                         ========        ========        ========        ======
EBITDA margin
  Riviera Las Vegas                        17.61%          15.87%           2.00%         11.00%
  Riviera Black Hawk                       18.71%
  Riviera Gaming Management                37.93%          98.40%          (60.0)%        (61.5)%
                                          -------         -------          ------         -------
           Total EBITDA Margin             17.83%          16.33%           1.00%          8.50%
                                          =======         =======          ======         =======

Riviera Las Vegas

Revenues

           Net revenues increased by approximately $9.8 million, or 6.2%, from $156.2 million in 1999 to $166.0 million in 2000 due primarily to increased room and entertainment revenues as described below. Casino revenues increased by approximately $0.8 million, or 1.1%, from $73.2 million during 1999 to $74.0 million during 2000 due to an increase in slot machine revenue. Room revenues increased by approximately $3.9 million, or 9.8% from $39.9 million during 1999 to $43.8 million during 2000 as a result of an increase in average room rate of $5.16, or 10%, which was offset by a slight decrease in hotel occupancy from 97.5% to 96.6%. Food and beverage revenues increased approximately $1.7 million, or 6.4%, from $25.1 million during 1999 to $26.8 million during 2000 due to higher cover counts and modestly increased prices. Entertainment revenues increased by approximately $3.5 million, or 16.7, from $21.0 million during 1999 to $24.5 million during 2000 due primarily to the increase in Splash revenues as a result of the showroom renovation and the new show which opened in late 1999. Other revenues decreased by approximately $0.7 million, or 6.7%, from $10.6 million during 1999 to $9.9 million during 2000 due primarily to decreased management fees from Riviera Gaming Management-Elsinore's contract which expired December 30, 1999. Promotional allowances decreased by approximately $0.6 million, or 4.4%, from $13.6 million during 1999 to $13.0 million during 2000 primarily due to decreases in comps related to lower table games activity.

Income from Operations

           Income from operations increased $4.2 million, or 40.1%, from $10.6 million in 1999 to $14.9 million in 2000 due to the increased revenues.


EBITDA

           Riviera Las Vegas EBITDA, as defined, increased by approximately $4.6 million, or 18.7%, from $24.6 million in 1999 to $29.2 million in 2000. During the same periods, EBITDA margin increased from 15.7 % to 17.5% of net revenues.

Riviera Black Hawk

Revenues

           Riviera Black Hawk opened on February 4, 2000. It had net revenues of approximately $35.3 million for the approximate eleven-month period in 2000. Casino revenues were $33.6 million, including $31.9 million in slot revenue and $1.7 million in table games revenue.

           Food and beverage revenues were approximately $4.0 million, of which $2.8 million were complimentary (promotional allowance). Other revenues were approximately $0.4 million primarily from ATM transaction fees.

EBITDA

           Riviera Black Hawk EBITDA, as defined, was $6.6 million, or 18.7%, of net revenues.

Consolidated Operations

Other Income (Expense)

           Interest expense on the $175 million 10% First Mortgage Notes issued by the Company of $17.5 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $20.1 million in 2000 and 1999. Interest expense on the $45 million 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $7.7 million in 2000. Capitalized interest was $616,000 in 2000, which was primarily from the Black Hawk, Colorado project, decreased approximately $2.4 million from 1999.

           In 2000, Other expenses, net include an insurance reimbursement of Paulson litigation costs of $1.2 million which were incurred in 1999.

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

EBITDA

           Consolidated EBITDA, as defined, increased by approximately $10.2 million, or 39.9%, from $25.7 million in 1999 to $35.9 million in 2000. During the same periods, EBITDA margin increased from 16.3% to 17.8% of net revenues.

Liquidity and Capital Resources

         The Company had cash and short-term investments of $46.6 million at December 31, 2001, which was a decrease of $5.6 million from 2000, which represents approximately the net reduction of long-term debt. Cash balances include amounts that may be required to fund the Chairman's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the financial statements, Other Long-Term Liabilities.) Although there is no current intention to require this funding, under certain circumstances, approximately $6.8 million could be disbursed in a short period. In addition, the Las Vegas operations are self insured for workmen's compensation claims. The State of Nevada requires that Riviera Holdings Corporation maintain a $2.5 million tangible net worth, as defined in the statute. If tangible net worth were to fall below $2.5 million, the Company would have to fund a $2.5 million bond with the State or obtain workmen's compensation insurance at a significantly higher rate. The aggregate potential cash usage for these two items could approach $10 million, which would reduce the amounts available for other corporate purposes.

         For 2001, the Company's net cash provided by operating activities was $12.5 million compared to $19.4 million in 2000. Cash flows used in investing activities were $10.2 million in 2001 compared to $4.2 million in 2000. Net cash used in financing was $7.9 million in 2001 and $5.8 million in 2000, primarily due to the repurchase of treasury stock and Black Hawk First Mortgage Notes. EBITDA, as defined, for 2001 and 2000 was $34.2 million and $35.9 million, respectively. Management believes that cash flow from operations, combined with the $46.6 million cash and short-term investments, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures of $9 million for the next twelve months.

         Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the $175 million 10% Notes at maturity on August 15, 2004 and the $45 million 13% Notes at maturity on May 1, 2005. Accordingly, the ability of the Company and its subsidiary to repay the Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company and its subsidiary will be able to refinance the principal amount of the Notes at maturity. The 10% Notes were redeemable at the option of the Company beginning August 15, 2001, at premiums beginning at 105.0% and declining each subsequent year to par in 2003. Riviera Black Hawk, Inc. 13% Notes are redeemable beginning May 1, 2002 at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

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

         The 10% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its unrestricted subsidiary Riviera Black Hawk, Inc. under the 13% Notes Indenture), subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At December 31, 2001, the Company believes that it is in compliance with the covenants. In March 2002, the assets of Black Hawk became secondary collateral for the 10% Notes.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2001:

                                                                 Payments Due by Period
                                                 -------------------------------------------------------------------
                                                    Total         2002        2003          2004      2005 and Thereafter
                                                 -------------------------------------------------------------------
Contractual obligations
              Long-term debt                      $ 220,439        3,151       3,125        178,168       35,995
              Operating leases                           52           52
              Other long-term obligations               230          150          22             19           38
                                                 -------------------------------------------------------------------
              Total contractual cash obligations  $ 220,721      $ 3,353     $ 3,147      $ 178,187     $ 36,033

Other long-term obligations consist primarily of maintenance contracts, which extend for more than one year on equipment such as signage, elevators, copiers, etc.

Critical Accounting Policies

The preparation of the Company's consolidated financial statements requires the Company's management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management periodically evaluates its policies, estimates and assumptions related to, these policies. The Company operates in a highly regulated industry. For both our Las Vegas, Nevada and Black Hawk, Colorado operations we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include customer loyalty liabilities, self-insured medical and workers compensation costs and litigation costs. We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company's consolidated financial statements:

Long-lived Assets:

The Company has a significant investment in long-lived property and equipment. The Company estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. The Company estimates useful lives for its assets based on historical experience, estimates of assets' commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. The Company reviews useful lives, obsolescence, and assesses commercial viability of these assets periodically.

We utilize estimates related to cash flow projections related to the application of SFAS 109 for the realization of deferred tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events including changes to regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.

Provision for Credit Losses

The Company maintains a provision for estimated credit losses based on historical experience and specific customer collection issues. Any unforeseen change in customer liquidity or financial condition could adversely affect the collectibility of that account and the Company's operating results.

Recently Adopted Accounting Standards

           The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivatives, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company adopted SFAS No. 133 in the quarter ending March 31, 2001. The adoption of SFAS No. 133 had no impact on the Company or the Company's consolidated financial statements.

           The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No. 00-22, Accounting for `Points' and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, on January 18, 2001. EITF 00-22 concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. EITF 00-22 was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $3.4 million and $905,000 of such sales incentive "Points" from Casino operating expense to net against Casino revenues for the twelve months ending December 31, 2000 and 1999, respectively.

           The EITF issued EITF No. 00-14, Accounting for Certain Sales Incentives, on April 18, 2001. The Company offers such sales incentives as "Cash Vouchers." EITF No. 00-14 concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. EITF No. 00-14 is required to be adopted by the Company during the first quarter of 2002 and early adoption is permitted. The Company chose to adopt EITF No. 00-14 in the first quarter of 2001. As a result of adopting EITF No. 00-14, the Company reclassified approximately $1.9 million and $0 of such sales incentive "Cash Vouchers" from Casino operating expense to net against Casino revenues for the twelve months ending December 31, 2000 and 1999, respectively.

Recently Issued Accounting Standards

           In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No.141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

           In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

           In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

Item 7A Disclosure

Market risks relating to our operations result primarily from changes interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 90 days or less. Our equipment loans, leases and Special Improvement District debt is not subject to significant valuations adjustment due to interest rate changes. Although the Company's 13% and 10% Notes are publicly traded, it is not known how significantly these bonds react to market interest rate changes.


Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in Thousands)                                                                                          Fair Value
                                  2002       2003       2004       2005       2006     Thereafter      Total    At 12/31/01
Long Term Debt
Including Current Portion

Equipment loans and
 capital leases-Las Vegas          $1,198     $1,326       $988        $11                               $3,523     $3,523
Average interest rate                7.8%       7.8%       8.4%       8.4%


10% First Mortgage Note                                $174,193                                        $174,193   $140,000
Average interest rate                                     10.0%

Equipment loans,
 Black Hawk, Colorado                  $8                                                                    $8         $8
Average interest rate               11.2%

Capital leases,
 Black Hawk, Colorado              $1,848     $2,045     $2,263       $658                               $6,814     $6,814
Average interest rate               10.8%      10.8%      10.8%      10.8%

Special Improvement
 District Bonds-Black Hawk,
 Colorado casino project              $97       $103       $109       $116       $124          $411        $960       $960
Average interest rate                5.5%       5.5%       5.5%       5.5%       5.5%          5.5%

13% First Mortgage Note,
 Black Hawk, Colorado casino
 project                                                           $34,941                              $34,941    $34,941
Average interest rate                                                13.0%

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

           Information regarding this item is incorporated by reference in the Company's Proxy Statement to be filed on or about April 9, 2002, relating to the Annual Meeting of Stockholders to be held on May 14, 2002 and is made a part hereof.

Item 11.   Executive Compensation

           Information regarding this item is incorporated by reference in the Company's Proxy Statement to be filed on or about April 9, 2002, relating to the Annual Meeting of Stockholders to be held on May 14, 2002 and is made a part hereof.

Item 12.   Principal Shareholders

           Information regarding this item is incorporated by reference in the Company's Proxy Statement to be filed on or about April 9, 2002, relating to the Annual Meeting of Stockholders to be held on May 14, 2002 and is made a part hereof.

Item 13.   Certain Relationships and Related Transactions

           Information regarding this item is incorporated by reference in the Company's Proxy Statement to be filed on or about April 9, 2002, relating to the Annual Meeting of Stockholders to be held on May 14, 2002 and is made a part hereof.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)(1)   List of Financial Statements

           The following Independent Auditors' Report and the consolidated Financial Statements of the Company are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

          -   Independent Auditor's Report.
          -   Consolidated Balance Sheets as of December 31, 2001 and 2000.
          - Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.
          - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.
          - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.
          -   Notes to Consolidated Financial Statements.

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

(b)      Reports on Form 8-K

           The Company filed the following current reports on Form 8-K:

           - Form 8-K filed October 6, 2000, announcing that Robert Vannucci was appointed President and Chief Operating Officer of the Company's wholly owned subsidiary, Riviera Operating Corporation.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RIVIERA HOLDINGS CORPORATION


                                      By:/s/   WILLIAM L. WESTERMAN
                                      ------------------------------
                                      William L. Westerman
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)

                                      March 19, 2002


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                          Date


/s/ WILLIAM L. WESTERMAN     Chairman of the Board, Chief        March 19, 2002
------------------------     Executive Officer and President
William L. Westerman

/s/ DUANE R. KROHN           Treasurer (Principal Financial      March 19, 2002
------------------------     and Accounting Officer)
Duane R. Krohn

/s/ ROBERT R. BARENGO        Director                            March 19, 2002
------------------------
Robert R. Barengo

/s/ JAMES N. LAND, JR.       Director                            March 19, 2002
------------------------
James N. Land, Jr.

/s/ JEFFREY A. SILVER        Director                            March 19, 2002
------------------------
Jeffrey A. Silver

/s/ PAUL A. HARVEY           Director                            March 19, 2002
------------------------
Paul A. Harvey

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

3.7*                                   Articles of  Incorporation  of Riviera
                                       Gaming  Management-Elsinore,  Inc.  (see
                                       Exhibit 3.7 to  Registration  Statement
                                       on Form S-4 filed with the Commission on September 10, 1997, Commission File
                                       No. 0-21430)

3.8* Bylaws of Riviera Gaming Management - Elsinore, Inc. (see Exhibit 3.8 to Registration Statement on Form S-4 filed with the Commission on September 10, 1997, Commission File No. 0-21430)

3.9*                                   Articles of  Incorporation of Riviera
                                       Gaming  Management of Colorado,  Inc.(see
                                       Exhibit 3.9 to Amendment No. 1 to
                                       Registration Statement on Form S-4 filed with the Commission on December 9, 1997, Commission File No. 0-21430)

3.10* Bylaws of Riviera Gaming Management of Colorado, Inc. (see Exhibit 3.10 to Amendment No. 1 to Registration Statement on Form S-4 filed with the Commission on December 9, 1997, Commission File
                                       No. 0-21430)

4.1* Indenture dated as of August 13, 1997 between the Company and Norwest Bank Minnesota, N.A., as trustee, the Guarantors party thereto, Jefferies & Company, Inc. and Ladenburg Thalmann & Co. Inc. (see Exhibit 4.2 to Current Report on Form 8-K filed with the Commission on August 18, 1997, Commission File No.0-21430)

4.2*                                   Form of the Company's 10% Senior Notes
                                       due 2004 (included in Exhibit 4.1)

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

10.4* Amendment to Lease Agreement between Riviera, Inc. and Mardi Gras Food Court, Inc. dated April 1, 1990 (see Exhibit
                                       10.2 to  Registration  Statement on Form
                                       S-1 filed with the Commission on August
                                       11, 1993, File No. 33-67206)

10.5*                                  Lease Agreement  between  Riviera,  Inc.
                                       and Leroy's Horse and Sports Place (see
                                       Exhibit 10.3 to Form 10, Commission File
                                       No. 0-21430)

10.6* Indemnity Agreement, dated June 30, 1993, from Riviera, Inc. and Meshulam Riklis in favor of the Company and Riviera Operating Corporation (see Exhibit 10.7 to Registration Statement Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.7* Indemnity Agreement, dated June 30, 1993, from the Company in favor of IBJ Schroder Bank & Trust Company (see
                                       Exhibit 10.8 to  Registration  Statement
                                       Form S-1 filed with the Commission on
                                       August 11, 1993, Commission File
                                       No. 33-67206)

10.8* Equity Registration Rights Agreement dated June 30, 1993, among the Company and the Holders of Registerable Shares (see Exhibit 10.9 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.9* Operating Agreement dated June 30, 1993, between the Company and Riviera Operating Corporation (see Exhibit 10.15 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.10* Adoption Agreement regarding Profit Sharing and 401(k) Plans of the Company (see Exhibit 10.16 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.11* Howard Johnson & Company Regional Defined Contribution Plan dated March 16, 1990 (adopted by the Company pursuant to the Adoption Agreement filed as Exhibit 10.17 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.12* Employment Agreement between Riviera, Inc. and William L. Westerman, dated January 6, 1993 (see Exhibit 10.18 to Form 10, Commission File No. 0-21430)

10.13* Form of Agreement between the Company and Directors (see Exhibit 10.19 to Form 10, Commission File No. 0-21430)

10.14*                                 Form of  Termination  Fee Agreement  (see
                                       Exhibit  10.20 to Form 10,  Commission
                                       File No. 0-21430)

10.15* Restricted Account Agreement dated June 30, 1993, among Riviera Operating Corporation, IBJ Schroder Bank & Trust Company and Bank of America Nevada (see
                                       Exhibit 10.22 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.16* Disbursement Agreement dated June 30, 1993, between the Company and IBJ Schroder Bank & Trust Company (see
                                       Exhibit 10.23 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.17* Tax Sharing Agreement between the Company and Riviera Operating Corporation dated June 30, 1993 (see Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on August 19, 1993, Commission File No. 33-67206)

10.18* The Registrant's 1993 Stock Option Plan (see Exhibit 10.25 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on August 19, 1993, Commission File No. 33-67206)

10.19*                                 Form of Stay Bonus Agreement (see Exhibit
                                       10.27 to Form 10-Q filed with the
                                       Commission on November 9, 1994,
                                       Commission File No. 0-21430)

10.20* Amendment dated February 19, 1995 to Lease Agreement between Riviera, Inc. and Mardi Gras Food Court, Inc. (filed with Exhibits 10.3 and 10.4)

10.21* Amendment dated September 30, 1994, to Employment Agreement between Riviera, Inc. and William L. Westerman (filed with
                                       Exhibit 10.12)

10.22* Management Agreement by and between Elsinore Corporation, Four Queens, Inc. and Riviera Gaming Management Corp.- Elsinore (see Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-21430)

10.23* Employment Agreement dated as of November 21, 1996 by and between the Company, Riviera Operating Corporation and William L. Westerman (see Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-21430)

10.24* Revolving Line of Credit Loan Agreement dated February 28, 1997 by and between the Company, Riviera Operating Corporation and U.S. Bank of Nevada (see
                                       Exhibit 10.32 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-21430)

10.25* Letter of Intent dated March 4, 1997 between the Company and Eagle Gaming, L.P.(see Exhibit 10.33 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-21430)

10.26* Deed of Trust, Assignment of Rents, Leases, Fixture Filing and Security Agreement dated August 13, 1997, executed by Riviera Holdings Corporation for the benefit of Norwest Bank Minnesota, National Association (see Exhibit 10.1 to Form 8-K filed August 18, 1997, Commission File No. 0-21430)

10.27* Security Agreement dated August 13, 1997, by and among Riviera Holdings Corporation, Riviera Operating
                                       Corporation,  Riviera Gaming Management,
                                       Inc.,  Riviera  Gaming  Management  of
                                       Colorado,  Inc.,  Riviera  Gaming
                                       Management - Elsinore,  Inc. and Norwest
                                       Bank Minnesota,  National  Association
                                       (see Exhibit 10.2 to Form 8-K filed
                                       August 18, 1997, Commission File No.
                                       0-21430)

10.28* Stock Pledge and Security Agreement dated August 13, 1997, executed by Riviera Holdings Corporation (see Exhibit 10.3 to Form 8-K filed August 18, 1997, Commission File No. 0-21430)

10.29* Stock Pledge and Security Agreement dated August 13, 1997, executed by Riviera Operating Corporation (see Exhibit
                                       10.4 to Form 8-K filed  August 18,  1997,
                                       Commission File No. 0-21430)

10.30* Stock Pledge and Security Agreement dated August 13, 1997, executed by Riviera Gaming Management, Inc. (see Exhibit
                                       10.5 to Form 8-K filed August 18, 1997,
                                       Commission File No. 0-21430)

10.31* Restricted Account Agreement dated August 13, 1997, by and among Riviera Holdings Corporation, Norwest Bank Minnesota, National Association and U.S. Bank of Nevada (see Exhibit 10.6 to Form 8-K filed August 18, 1997, Commission File No. 0-21430)

10.32* First Amendment to Revolving Line of Credit Loan Agreement dated August 12, 1997, between Riviera Holdings Corporation, Riviera Operating
                                       Corporation and U.S. Bank (see Exhibit
                                       10.7 to Form 8-K filed August 18, 1997,
                                       Commission  File No. 0-21430)

10.33* Escrow Agreement dated September 15, 1997, by and among R&E Gaming Corp., Riviera Holdings Corporation, and State Street Bank and Trust Company of California (see Exhibit 10.2 to Form 8-K filed September 29, 1997, Commission File No. 0-21430)

10.34* Employment Agreement between the Company and Ronald P. Johnson effective July 1, 1998 (see Exhibit 10.34 to Form 10-Q filed November 6, 1998)

10.35* Employment Agreement between the Company and Duane R. Krohn effective July 1, 1998 (see Exhibit 10.35 to Form 10-Q filed November 6, 1998)

10.36* Employment Agreement between the Company and Robert A. Vannucci effective July 1, 1998 (see Exhibit 10.36 to Form 10-Q filed November 6, 1998)

10.37* Employment Agreement between the Company and Jerome P. Grippe effective July 1, 1998 (see Exhibit 10.37 to Form 10-Q filed November 6, 1998)

10.38* Consulting Agreement between Riviera Gaming Management, Inc. and Peninsula Gaming Partners, LLC, dated January 1, 2000 (see Exhibit 10.38 to Form 10-K filed March 20, 2000)

10.39* Amendment to Employment Agreement between the Company and Robert A. Vannucci effective October 1, 2000 (see Exhibit
                                       10.39 to Form 10-K filed March 23,2001)

10.40* Amendment to Employment Agreement between the Company and William L. Westerman effective January 1, 2001 (see Exhibit
                                       10.40 to Form 10-K filed March 23, 2001)

10.41* Deferred Compensation Plan dated November 1, 2000, adopted by the Company on October 2, 2000 (see Registration Statement on Form S-8 filed with the Commission on February 14, 2001)

10.42* Restricted Stock Plan dated January 2, 2001, adopted by the Company on October 2, 2000 (see Registration Statement on Form S-8 filed with the Commission on February 14, 2001)

21.1*                                  Subsidiaries  of the Company (see Exhibit
                                       21.1 to  Registration  Statement  on Form
                                       S-4   filed   with  the   Commission   on
                                       September 10, 1997, Commission File No.
                                       0-21430)

99.1* Letter dated March 20, 1998, from R&E Gaming Corp. to the Company regarding the Company's Agreement and Plan of Merger

* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

(19094)

RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------


                                                                                                   Page

INDEPENDENT AUDITORS' REPORT                                                                        F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2001 and 2000                                                  F-2

   Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999                   F-3

   Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999         F-4

   Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999                   F-5

   Notes to Consolidated Financial Statements                                                       F-7

   Unaudited Quarterly Financial Data                                                              F-38




INDEPENDENT AUDITORS' REPORT


Riviera Holdings Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





Deloitte & Touche llp
Las Vegas, Nevada
February 12, 2002

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000 (In Thousands, Except Share Amounts)
------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                 2001           2000

CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 46,606       $ 52,174
  Accounts receivable, net                                                                3,528          5,548
  Inventories                                                                             2,253          3,342
  Prepaid expenses and other assets                                                       3,083          4,599
                                                                                        -------         ------
           Total current assets                                                          55,470         65,663

PROPERTY AND EQUIPMENT, Net                                                             200,531        207,030

OTHER ASSETS, Net                                                                         6,728          8,128

DEFERRED INCOME TAXES, Net                                                                5,089          2,889
                                                                                        -------        -------
TOTAL                                                                                 $ 267,818      $ 283,710
                                                                                      =========      =========
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                     $ 3,151        $ 2,871
  Accounts payable                                                                        8,200          9,731
  Accrued interest                                                                        8,084          7,727
  Accrued expenses                                                                       14,740         16,731
                                                                                        -------        -------
           Total current liabilities                                                     34,175         37,060
                                                                                        -------        -------
OTHER LONG-TERM LIABILITIES                                                               7,391          6,533
                                                                                        -------        -------
LONG-TERM DEBT, Net of current portion                                                  217,288        223,172
                                                                                        -------        -------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS EQUITY:
  Common stock ($.001 par value; 20,000,000 shares authorized;
    5,106,776 shares issued at December 31, 2001 and 2000, respectively)                      5              5
  Additional paid-in capital                                                             13,485         13,446
  Treasury stock (1,674,144 and 1,431,648 shares at December 31, 2001 and 2000,
    respectively)                                                                       (11,246)        (9,633)
  Retained earnings                                                                       6,720         13,127
                                                                                        -------        -------
           Total stockholders equity                                                      8,964         16,945
                                                                                        -------        -------
TOTAL                                                                                 $ 267,818      $ 283,710
                                                                                      =========      =========
See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(In Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------


                                                                2001          2000          1999
REVENUES:
  Casino                                                     $ 114,039     $ 107,693      $ 73,181
  Rooms                                                         44,255        43,819        39,899
  Food and beverage                                             31,256        30,756        25,117
  Entertainment                                                 20,692        24,526        20,994
  Other                                                          9,119        10,538        11,713
                                                               -------       -------       -------
          Total revenues                                       219,361       217,332       170,904
  Less promotional allowances                                   17,330        15,801        13,636
                                                               -------       -------       -------
          Net revenues                                         202,031       201,531       157,268
                                                               -------       -------       -------
COSTS AND EXPENSES:
  Direct costs and expenses of operating departments:
    Casino                                                      62,845        57,450        42,306
    Rooms                                                       23,339        23,364        21,909
    Food and beverage                                           21,426        21,372        18,307
    Entertainment                                               14,900        18,959        16,271
    Other                                                        3,068         3,146         3,228
  Other operating expenses:
    General and administrative                                  42,239        41,312        29,568
    Preopening expenses - Black Hawk, Colorado project                         1,222           595
    Depreciation and amortization                               17,243        17,827        13,991
                                                               -------       -------       -------
         Total costs and expenses                              185,060       184,652       146,175
                                                               -------       -------       -------
INCOME FROM OPERATIONS                                          16,971        16,879        11,093
                                                               -------       -------       -------
OTHER (EXPENSE) INCOME:
  Interest expense                                             (26,864)      (27,805)      (23,448)
  Interest income                                                1,274         2,429         2,255
  Interest capitalized                                                           616         4,733
  Other, net                                                       (28)        1,171        (1,963)
                                                                -------       -------       -------
          Total other expense                                  (25,618)      (23,589)      (18,423)
                                                                -------       -------       -------
LOSS BEFORE BENEFIT FOR INCOME TAXES                            (8,647)       (6,710)       (7,330)

BENEFIT FOR INCOME TAXES                                        (2,240)       (2,495)       (4,461)
                                                                -------       -------       -------
NET LOSS                                                      $ (6,407)     $ (4,215)     $ (2,869)
                                                                =======       =======       =======
EARNINGS PER SHARE DATA:
  Loss per share
    Basic and diluted                                          $ (1.79)      $ (1.05)      $ (0.58)
                                                                =======       =======       =======
  Weighted-average common and common equivalent shares           3,573         4,013         4,978
                                                                =======       =======       =======
See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Dollars In Thousands, Except Share Amounts)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Notes
                                                                                                               Receivable
                                   Common Stock       Additional                     Treasury Stock               from
                              -----------------------  Paid-in     Retained    ---------------------------      Employee
                                Shares      Amount     Capital     Earnings        Shares        Amount       Shareholders   Total

BALANCE, JANUARY 1, 1999       5,107,676     $ 5      $ 13,457     $ 20,211        (34,300)      $ (167)      $ (3)       $ 33,503

  Refunds on employee stock
  purchases                         (900)                  (11)                                                  3              (8)

  Purchase of treasury stock                                                      (549,455)      (2,948)                    (2,948)

  Net loss                                                           (2,869)                                                (2,869)
                               ---------     ----      -------       -------      ---------      -------        ----       --------
BALANCE, DECEMBER 31, 1999     5,106,776       5        13,446       17,342       (583,755)      (3,115)                    27,678

  Purchase of treasury stock                                                      (847,893)      (6,518)                    (6,518)

  Net loss                                                           (4,215)                                                (4,215)
                               ---------     ----      -------       -------      ---------      -------        ----       --------
BALANCE, DECEMBER 31, 2000     5,106,776       5        13,446       13,127     (1,431,648)      (9,633)                    16,945

  Purchase of treasury stock,
  general                                                                         (158,437)        (993)                      (993)

  Purchase of treasury stock,
  deferred compensation trust                                                     (118,091)        (786)                      (786)

  Issuance of restricted stock                              39                      34,032          166                        205

  Net loss                                                           (6,407)                                                (6,407)
                               ---------     ----      -------       -------      ---------      -------        ----       --------

BALANCE, DECEMBER 31, 2001     5,106,776     $ 5      $ 13,485      $ 6,720     (1,674,144)   $ (11,246)     $             $ 8,964
                               =========     ====      =======       =======      =========      =======        ====       ========

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (In Thousands)
---------------------------------------------------------------------------------------------------------------------


                                                                                        2001       2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $ (6,407)   $ (4,215)  $ (2,869)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Gain on sale of equipment                                                                                    (55)
    Depreciation and amortization                                                      17,243      17,827     13,991
    Provision for bad debts                                                               225         326        297
    Provision for gaming discounts                                                        (70)         45
    Interest expense                                                                   26,864      27,805     23,448
    Interest paid                                                                     (23,490)    (24,410)   (20,132)
    Interest capitalized on construction projects                                                    (616)    (4,733)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net                                   1,865        (877)        50
      Decrease (increase) in inventories                                                1,089          90       (705)
      Decrease (increase) in prepaid expenses and other assets                          1,516        (607)        39
      Increase (decrease) in accounts payable                                          (1,748)     (2,071)      (884)
      Increase (decrease) in accrued expenses                                          (2,420)      7,348      1,896
      Increase (decrease) in deferred compensation plan obligation                        579
      Increase(decrease) in deferred tax asset                                         (2,200)     (2,534)    (3,478)
      Increase (decrease) in slot annuities payable                                                    (3)       (55)
      Increase (decrease) in non-qualified pension plan obligation to CEO upon
      retirement                                                                         (500)      1,247        (61)
                                                                                       -------    -------     -------
           Net cash provided by operating activities                                   12,546      19,355       6,749

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment, Las Vegas                           (7,622)     (7,465)    (11,735)
  Capital expenditures for property and equipment, Black Hawk                          (2,640)    (16,969)    (27,291)
  Interest capitalized on construction projects                                                       616       4,733
  Decrease (increase) in short-term investments                                                     5,258      (5,258)
  Decrease (increase) in restricted funds                                                          15,060     (15,060)
  Sale of equipment                                                                                               174
  Decrease (increase) in other assets                                                      85        (661)     (3,558)
                                                                                      -------      -------     -------
           Net cash used in investing activities                                      (10,177)     (4,161)    (57,995)
                                                                                      -------      -------     -------
See notes to consolidated financial statements.
                                                                                                 (Continued)

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (In Thousands)
------------------------------------------------------------------------------------------------------------


                                                                                      2001        2000        1999

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                              $   -        $ 9,552     $ 48,764
  Payments on long-term borrowings                                                 (2,865)      (2,299)        (641)
  Purchase of treasury stock, general                                                (993)      (6,518)      (2,948)
  Purchase of treasury stock, deferred compensation trust                            (786)
  Purchase of 13% Mortgage Notes - Black Hawk                                      (3,500)      (6,559)
  Issuance of restricted stock                                                        166
  Net cancellations of employee stock purchase plan, and exercise of
    employee stock options                                                             41                       (8)
                                                                                   -------      -------     -------
           Net cash (used in) provided by financing activities                     (7,937)      (5,824)     45,167
                                                                                   -------      -------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (5,568)       9,370      (6,079)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       52,174       42,804      48,883
                                                                                   -------      -------     -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $46,606      $52,174    $ 42,804
                                                                                  ========     =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Income taxes (refunded) paid, State of Colorado                                 $  (110)       $ 110
                                                                                  ========     =======
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with accounts payable, Las Vegas, Nevada                      $   132
                                                                                  ========
  Property acquired with debt, Black Hawk, Colorado                               $   454                    $ 126
                                                                                  ========                   =====
  Property acquired with accounts payable, Black Hawk, Colorado                   $    90        $ 304     $ 2,566
                                                                                  ========     =======      ======
  Property acquired with debt, Las Vegas, Nevada                                                           $ 1,614
                                                                                                            ======

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

      Casino operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies. Management believes that the Company's procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

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

      Management determines the appropriate classification of its investment securities at the time of purchase, including the determination as to restricted versus nonrestricted assets, and re-evaluates such determination at each balance sheet date. Held-to-maturity securities are required to be carried at amortized cost. At December 31, 2001 and 2000, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and repurchase agreements, with an amortized cost of $27,449,767 and $34,754,983, respectively, maturing in three months or less.

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

      Fair Value Disclosures

         Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Expenses - The carrying value of these items is a reasonable estimate of their fair value.

         Long-Term Debt - The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $186,246,000 and $202,628,000 in 2001 and 2000,
         respectively.

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

      Promotional Allowances - Revenues include the estimated retail value of rooms, food and beverage, and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowance. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                                                Year Ended December 31
                                                          ----------------------------------
                                                           2001           2000         1999

        Food and beverage                                $ 9,560        $ 9,007       $6,266
        Rooms                                              1,195          1,297        1,676
        Entertainment                                      1,950          1,319        1,312
                                                         -------        --------     -------
        Total costs allocated to casino departments      $12,705        $11,623       $9,254
                                                         =======        ========      ======



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

      Recently Adopted Accounting Standards - The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivatives, which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company adopted SFAS No. 133 in the quarter ending March 31, 2001. The adoption of SFAS No. 133 had no impact on the Company or the Company's consolidated financial statements.

      The Emerging Issues Task Force ("EITF") of the American Institute of Certified Public Accountants issued EITF No. 00-22, Accounting for `Points' and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, on January 18, 2001. EITF No. 00-22 concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF No. 00-22 was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF No. 00-22, the Company reclassified approximately $3.4 million and $905,000 of such "Points" from casino operating expense reducing casino revenues for the years ended December 31, 2000 and 1999, respectively.

      The EITF of the American Institute of Certified Public Accountants issued EITF No. 00-14, Accounting for Certain Sales Incentives, on April 18, 2001. EITF No. 00-14 concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates and free products or services, such sales incentives should be reported as a reduction of revenues. EITF No. 00-14 concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. EITF No. 00-14 is required to be adopted by the Company during the first quarter of 2002. Early adoption is permitted. The Company chose to adopt EITF No. 00-14 in the first quarter of 2001. As a result of adopting EITF No. 00-14, the Company reclassified approximately $1.9 million and $0 of such sales incentive "Cash Vouchers" from casino operating expense to net against casino revenues for the years ended December 31, 2000 and 1999, respectively.

      Recently Issued Accounting Standards - In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has determined that the adoption of SFAS No. 142 will not have a material effect on its financial position and results of operations.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

      In August of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends APB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim period within those fiscal years. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

2.    ACCOUNTS RECEIVABLE

      Accounts   receivable   consist  of  the  following  at  December  31  (in
thousands):

                                                            2001          2000

        Casino                                            $ 1,761       $ 2,066
        Hotel                                               3,252         4,812
                                                          -------       -------
        Total                                               5,013         6,878
        Allowance for bad debts and discounts              (1,485)       (1,330)
                                                          -------       -------
        Ending balance                                    $ 3,528       $ 5,548
                                                          =======       =======

      Changes in the casino and hotel allowance for bad debts and discounts for the years ended December 31, 2001, 2000, and 1999 consist of the following (in thousands):

                                                              2001         2000         1999
        Beginning balance                                    $1,330       $1,611       $1,314
        Write-offs                                             (122)        (220)        (872)
        Recoveries                                               45           29          107
        Provision for bad debts and gaming discounts            232          (90)       1,062
                                                            -------      -------      -------
        Ending balance                                       $1,485       $1,330       $1,611
                                                            =======      =======      =======

3.    PREPAID EXPENSES AND OTHER ASSETS

      Prepaid expenses and other assets consist of the following at December 31 (in thousands):

                                                  2001         2000

       Prepaid gaming taxes                      $ 939       $ 1,440
       Prepaid insurance                           413           749
       Other prepaid expenses                    1,731         2,410
                                                ------        ------
       Total                                    $3,083       $ 4,599
                                                ======        ======

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31 (in thousands):

                                                       2001            2000

        Land and improvements                        $ 38,130        $ 37,718
        Buildings and improvements                    143,414         142,115
        Equipment, furniture, and fixtures            113,366         104,361
                                                      -------         -------
        Total property and equipment                  294,910         284,194
        Accumulated depreciation                      (94,379)        (77,164)
                                                      -------         -------
        Net property and equipment                   $200,531        $207,030
                                                      =======         =======


      Approximately $0, $616,000 and $4,733,000 in interest costs were capitalized on construction projects in 2001, 2000, and 1999, respectively. Substantially all of the Company's property and equipment is pledged as collateral to secure debt (see Note 8). Repairs and maintenance that do not significantly improve the life of fixed assets are expensed as incurred. Costs for significant improvements that extend the expected life of fixed assets more than one year are capitalized and depreciated over the remaining extended life, using a straight-line method of depreciation.

      Property under capital leases totaled $11,242,000 and $11,242,000 with accumulated amortization of $4,507,000 and $2,258,000 at December 31, 2001 and 2000, respectively.

5.    OTHER ASSETS

      Other assets consist of the following at December 31 (in thousands):

                                                                      2001         2000

       Deposits                                                      $ 177        $ 152
       Bond offering costs and commissions, net of accumulated
        amortization of $6,756 and $5,187, respectively              4,916        6,585
       Other                                                         1,635        1,391
                                                                    ------        -----
       Total                                                        $6,728       $8,128
                                                                    ======        =====

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable consist of the following at December 31 (in thousands):

                                                              2001         2000

       Outstanding chip and token liability                  $  597       $  563
       Slot club liabilities                                  1,283        1,115
       Progressive liabilities                                  312          419
       Casino account deposits and miscellaneous gaming         139          146
                                                              -----        -----
       Total liabilities related to gaming activities         2,331        2,263

       Accounts payable to vendors                            4,406        5,196
       Hotel deposits                                         1,032        1,189
       Construction payables                                                 304
       Other                                                    431          779
                                                              -----        -----
       Total                                                 $8,200       $9,731
                                                              =====        =====


      Accrued expenses consist of the following at December 31 (in thousands):

                                                                  2001        2000

       Payroll, related payroll taxes, and employee benefits    $ 7,907     $ 7,999
       Incentive, retention, and ESOP                             2,639       4,831
       Other                                                      4,194       3,901
                                                                 ------      ------
       Total                                                    $14,740     $16,731
                                                                 ======      ======


7.    OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the nonqualified pension plan obligation to the CEO of the Company, payable upon expiration of his employment contract or with a change of control including accrued interest and deferred compensation plan liabilities for eligible employees.

      See Note 14 for a description of these plans.

                                                              2001        2000

       Non qualified pension obligation, CEO, unfunded      $ 4,163     $ 4,663
       Accrued interest on pension, CEO, unfunded             2,649       1,870
       Deferred compensation, funded                            579
                                                            -------     -------
       Total                                                $ 7,391     $ 6,533
                                                            =======     =======

8.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31 (in thousands):

                                                                         2001            2000

10% First Mortgage Notes maturing on August 15, 2004, bearing interest, payable semiannually on February 15 and August 15 of each year, redeemable beginning August 1, 2001 at 105%; 2002 at 102.5%; and 2003 and thereafter at 100%. These notes are collateralized by the land and physical structures comprising the
  Riviera Hotel and Casino and secondarily the assets of
  Riviera Black Hawk beginning in March 2002                            $174,193        $173,885

13% First Mortgage Notes maturing on June 3, 2005, bearing
   interest, payable semiannually on November 3 and June 3
  of each year; redeemable beginning May 1, 2002 at 106.5%;
  2003 at 103.25%; and after 2004 at 100%.  These notes are
  collateralized by the land and physical structures comprising the
  Riviera Black Hawk Casino                                               34,941          38,441

5.6% to 9% Notes collateralized by equipment and vehicles, payable
  monthly, including interest, maturing through October 2004               2,424           3,227

Capitalized lease obligations (see Note 10)                                7,921           9,887

5.5% Special Improvement District Bonds - issued by the City of
  Black Hawk, Black Hawk, Colorado, interest and principal
  payable monthly over 10 years beginning in 2000                            960             603
                                                                         -------         -------
Total long-term debt                                                     220,439         226,043
Current maturities by terms of debt                                       (3,151)         (2,871)
                                                                        --------        --------
Total                                                                   $217,288        $223,172
                                                                        ========        ========


      Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

        2002                                                                             $ 3,151
        2003                                                                               3,474
        2004                                                                             177,553
        2005                                                                              35,726
        2006                                                                                 124
        Thereafter                                                                           411
                                                                                        --------
        Total                                                                          $ 220,439
                                                                                        ========

      In February 1997, the Company entered into a $15.0 million, five-year reducing revolving line of credit (the "Credit Facility"). The Credit Facility bears interest at prime plus 0.5% or the London Interbank Offered Rate ("LIBOR") plus 2.9%. The Company has not utilized this line of credit because it does not meet the requirements under the ratio of the allowable funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") of 4.75 to one. The Credit Facility is callable upon a change in control and expired in February 2002.

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

      The 10% Notes are unconditionally guaranteed by all existing and future restricted subsidiaries of the Company, which did not initially include RBH. RBH became collateral for the 10% Notes upon the filing of their financial statements with the Securities and Exchange Commission because certain consolidated operating ratios as defined in the 10% Notes were met as of December 31, 2001 which causes RBH to become a restricted subsidiary.

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

      The 13% First Mortgage Notes were issued at a cost in the amount of $3.5 million. The deferred financing cost is being amortized over the life of the notes on a straight-line basis, which approximates the effective interest method.

      The  13%  First  Mortgage  Note   Indenture   provides  that,  in  certain
      circumstances, RBH must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, RBH would be unable to pay the principal amount of the 13% Notes without a refinancing.

      The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of RBH and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions and repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens and sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on RBH's operations. At December 31, 2001, RBH believes that it is in compliance with the covenants.

      The Company has a credit facility totaling $1,500,000 for letters of credit issued periodically to foreign vendors for purchases of merchandise. The letters require payment upon presentation of a valid voucher.

      The 5.5% Special Improvement District Bonds were issued by the City of Black Hawk, Colorado, in July 1998 for $2,940,000. The proceeds were used for road improvements and other infrastructure projects benefiting the Riviera Black Hawk Casino and another nearby casino. The projects were substantially completed in 2000 at a cost of $2,240,000, including interest and reserves. During 2001, another phase was completed. RBH's share of the final phase was $454,000. The excess proceeds have been returned to the bondholders by the City of Black Hawk, Colorado. RBH is responsible for 50 percent of the debt payable over 10 years beginning in 2000.

9.    GUARANTOR INFORMATION

      The Company's 10.0% First Mortgage Notes (see Note 8) are guaranteed by a majority of the Company's wholly owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of and for the years ended December 31, 2001 and 2000. As of December 31, 1999, RBH had no operations as defined in the notes to consolidated financial statements. At December 31, 1999, RBH had total assets of approximately $72.8 million, which represented primarily cash and restricted cash and investments, other assets, the cost of the land for the Black Hawk Casino project, and construction in progress. Therefore, the Company has not included separate financial information for the guarantors as of December 31, 1999.

      The management fee to Riviera Holdings Corporation from guarantors represents cost to the Company of depreciation and interest expense on the 10% First Mortgage Notes.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------

                                                                       Combined
                                                 Parent     Combined     Non-      Elimination    Combined
ASSETS                                            Only     Guarantors Guarantors     Entries       Totals

CURRENT ASSETS:
  Cash and cash equivalents                       $ 10,237   $ 24,910   $ 11,459   $               $ 46,606
  Current assets                                                8,102        762                      8,864
                                                   -------     ------     ------     -------        -------
           Total current assets                     10,237     33,012     12,221                     55,470

PROPERTY AND EQUIPMENT, Net                        130,938      2,044     67,549                    200,531

OTHER ASSETS, NET                                    2,269      2,485      1,974                      6,728

INVESTMENT IN SUBSIDIARIES                          51,189     24,946              $ (76,135) (1)         -

DEFERRED INCOME TAXES                                           3,356      1,733                      5,089
                                                   -------     ------     ------     -------        -------
TOTAL                                            $ 194,633   $ 65,843   $ 83,477   $ (76,135)     $ 267,818
                                                   =======     ======     ======     =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                     $    $ 1,198    $ 1,953           $        $ 3,151
   Due to parent company                                       24,716      3,335     (28,051) (1)         -
   Accounts payable                                             3,876      4,324                      8,200
   Accrued interest                                  6,563          1      1,520                      8,084
   Accrued expenses                                            13,092      1,648                     14,740
                                                    -------     ------     ------     -------       -------
           Total current liabilities                 6,563     42,883     12,780     (28,051) (1)    34,175
                                                    -------     ------     ------     -------       -------
OTHER LONG-TERM LIABILITIES                                     7,391                                 7,391
                                                    -------    ------     ------      -------       -------
Long-term debt, Net of current portion             174,116      2,402     40,770                    217,288
                                                    -------    ------     ------      -------       -------
STOCKHOLDERS EQUITY:
  Common stock                                           5                                                5
  Additional paid-in capital                        11,283     17,528     32,758     (48,084) (1)    13,485
  Treasury stock                                   (10,460)      (786)                              (11,246)
  Retained earnings                                 13,126     (3,575)    (2,831)                     6,720
                                                   -------      ------    ------      -------       -------
           Total stockholders equity                13,954     13,167     29,927     (48,084)         8,964
                                                   -------     ------     ------     -------        -------
TOTAL                                            $ 194,633   $ 65,843   $ 83,477   $ (76,135)     $ 267,818
                                                   =======     ======     ======     ========       =======
Elimination entries -
(1) To eliminate investment in and advances to subsidiaries


RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------


                                                                       Combined
                                                 Parent    Combined      Non-      Elimination    Combined
ASSETS                                            Only    Guarantors  Guarantors     Entries       Totals

CURRENT ASSETS:
  Cash and cash equivalents                       $ 11,957    $ 32,473    $ 7,744                   $ 52,174
  Current assets                                                12,489      1,000                     13,489
                                                    -------     ------     ------     -------        -------
           Total current assets                     11,957      44,962      8,744                     65,663

PROPERTY AND EQUIPMENT, Net                        135,542       2,983     68,505                    207,030

OTHER ASSETS, Net                                    3,156       2,887      2,510      $ (425) (1)     8,128

INVESTMENT IN SUBSIDIARIES                          46,737      32,869                (79,606) (1)

DEFERRED INCOME TAXES                                              764      2,125                      2,889
                                                    -------     ------     ------     -------        -------
TOTAL                                            $ 197,392    $ 84,465   $ 81,884   $ (80,031)     $ 283,710
                                                   ========     ======     ======     =======        =======
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                           $ 1,101    $ 1,770                    $ 2,871
   Due to parent company                                        29,713              $ (29,713) (1)
   Accounts payable                                              6,565      3,591        (425) (1)     9,731
   Accrued interest                                $ 6,563           2      1,162                      7,727
   Accrued expenses                                             13,440      3,291                     16,731
                                                    -------     ------     ------     -------        -------
           Total current liabilities                 6,563      50,821      9,814     (30,138) (1)    37,060
                                                    -------     ------     ------     -------        -------
OTHER LONG-TERM LIABILITIES                                      6,533                                 6,533
                                                    -------     ------     ------     -------        -------
LONG-TERM DEBT, Net of current portion             173,885       3,510     45,777                    223,172
                                                    -------     ------     ------     -------        -------
STOCKHOLDERS EQUITY:
  Common stock                                           5                                                 5
  Additional paid-in capital                        13,447      20,179     29,713     (49,893) (1)    13,446
  Treasury stock                                    (9,633)                                           (9,633)
  Retained earnings                                 13,125       3,422     (3,420)                    13,127
                                                    -------     ------     ------     -------        -------
           Total stockholders equity                16,944      23,601     26,293     (49,893)        16,945
                                                    -------     ------     ------     -------        -------
TOTAL                                            $ 197,392    $ 84,465   $ 81,884   $ (80,031)     $ 283,710
                                                   ========     ======     ======     =======        =======
Elimination entries -
(1) To eliminate investment in and advances to subsidiaries.


RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------------------
                                                                            Combined
                                                 Parent       Combined       Non-       Elimination          Combined
                                                  Only      Guarantors    Guarantors      Entries             Totals

REVENUES:
  Casino                                                        $ 67,389      $ 46,650                         $ 114,039
  Rooms                                                           44,255                                          44,255
  Food and beverage                                               25,696         5,560                            31,256
  Entertainment                                                   20,418           274                            20,692
  Other                                                            8,547           572                             9,119
  Management fee                                 $ 30,113                                   $(30,113)(1)              -
                                                   -------        ------        ------       -------             -------
           Total revenues                          30,113        166,305        53,056       (30,113)            219,361
  Less promotional allowances                                     13,320         4,010                            17,330
                                                   -------        ------        ------       -------             -------
           Net revenues                            30,113        152,985        49,046       (30,113)            202,031

COSTS AND EXPENSES:
  Direct costs and expenses of
    operating departments:
    Casino                                                        40,197        22,648                            62,845
    Rooms                                                         23,339                                          23,339
    Food and beverage                                             19,333         2,093                            21,426
    Entertainment                                                 14,823            77                            14,900
    Other                                                          3,068                                           3,068
  Other operating expenses:
    General and administrative                                    30,733        11,506                            42,239
    Management fees                                               28,759         1,354       (30,113)  (1)             -
    Depreciation and amortization                  11,431          2,066         3,746                            17,243
                                                  -------         ------        ------       -------             -------
           Total costs and expenses                11,431        162,318        41,424       (30,113)            185,060
                                                  -------         ------        ------       -------             -------
INCOME (LOSS) FROM OPERATIONS                      18,682         (9,333)        7,622                            16,971
                                                  -------         ------        ------       -------             -------
OTHER (EXPENSE) INCOME:
  Interest expense                                (18,938)        (1,186)       (6,740)                          (26,864)
  Interest income                                     256            919            99                             1,274
  Other, net                                                         (28)                                            (28)
                                                  -------         ------        ------       -------             -------
           Total other expense                    (18,682)          (295)       (6,641)                          (25,618)
                                                  -------         ------        ------       -------             -------
LOSS BEFORE INCOME TAX BENEFIT                                    (9,628)          981                            (8,647)
BENEFIT FOR INCOME TAXES                                          (2,632)          392                            (2,240)

                                                  -------         ------        ------       -------             -------
NET LOSS                                          $             $ (6,996)        $ 589       $                  $ (6,407)
                                                  =======         ======        ======       =======             =======
Elimination entries -
(1)  To eliminate intercompany revenue and expense.



RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2000

                                                                           Combined
                                                 Parent       Combined       Non-       Elimination             Combined
                                                  Only      Guarantors    Guarantors      Entries                Totals

REVENUES:
  Casino                                                        $ 74,057      $ 33,636                            $ 107,693
  Rooms                                                           43,819                                             43,819
  Food and beverage                                               26,738         4,018                               30,756
  Entertainment                                                   24,526                                             24,526
  Other                                                            9,607           374          $ 557                10,538
  Management fee                                  $ 31,140           557                      (31,697)(1)
                                                    ------       -------        ------        -------               -------
  Total revenues                                    31,140       179,304        38,028        (31,140)              217,332
  Less promotional allowances                                     13,034         2,767                               15,801
                                                    ------       -------        ------        -------               -------
           Net revenues                             31,140       166,270        35,261        (31,140)              201,531
                                                    ------       -------        ------        -------               -------
COSTS AND EXPENSES:
  Direct costs and expenses of
    operating departments:
    Casino                                                        40,174        17,286                               57,450
    Rooms                                                         23,364                                             23,364
    Food and beverage                                             19,773         1,599                               21,372
    Entertainment                                                 18,954             5                               18,959
    Other                                                          3,144             2                                3,146
  Other operating expenses:
    General and administrative                                    31,540         9,772                               41,312
    Management fees                                               30,583           557        (31,140)     (1)
    Preopening expenses Black Hawk,
      Colorado                                                                   1,222                                1,222
    Depreciation and amortization                   13,090         1,800         2,937                               17,827
                                                    ------       -------        ------        -------               -------
           Total costs and expenses                 13,090       169,332        33,380        (31,140)              184,652
                                                    ------       -------        ------        -------               -------
INCOME FROM OPERATIONS                              18,050        (3,052)        1,881                               16,879
                                                    ------       -------        ------        -------               -------
OTHER (EXPENSE) INCOME:
  Interest expense                                 (18,550)       (1,568)       (7,687)                             (27,805)
  Interest income                                      500         1,611           318                                2,429
  Interest capitalized                                                39           577                                  616
  Other, net                                                       1,171                                              1,171
                                                    ------       -------        ------        -------               -------
           Total other (expense) income            (18,050)        1,253        (6,792)                             (23,589)
                                                    ------       -------        ------        -------                -------
LOSS BEFORE BENEFIT FOR                                           (1,799)       (4,911)                              (6,710)
  INCOME TAXES

BENEFIT FOR INCOME TAXES                                            (530)       (1,965)                              (2,495)
                                                    ------       --------       -------       -------                -------
NET LOSS                                           $   -        $ (1,269)     $ (2,946)       $   -                $ (4,215)
                                                    ======       ========       =======       =======                =======
Elimination entries -
(1)  To eliminate intercompany revenue and expense.


RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001

                                                                                           Combined
                                                                Parent       Combined         Non-      Elimination    Combined
                                                                 Only       Guarantors     Guarantors     Entries        Total

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (6,996)         $ 589       $           $ (6,407)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                             $ 11,431         2,066          3,746                     17,243
    Provision for bad debts                                                       89            136                        225
    Provision for gaming discounts                                               (70)                                      (70)
    Interest expense                                            18,938         1,186          6,740                     26,864
    Interest paid                                              (17,500)         (170)        (5,820)                   (23,490)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net                          2,005           (140)                     1,865
      Decrease (increase) in inventories                                       1,003             86                      1,089
      Decrease (increase) in prepaid expenses
        and other assets                                                       1,360            156                      1,516
      Increase (decrease) in accounts payable                                 (1,738)           (10)                    (1,748)
      Increase (decrease) in accrued expenses                                 (2,888)           468                     (2,420)
      Increase (decrease) in deferred compensation
       plan obligation                                                           579                                       579
      Increase (decrease) in deferred tax asset                               (2,592)           392                     (2,200)
      Increase (decrease) in other long term liabilities                        (500)                                     (500)
                                                              -------         -------         ------       ------       -------
          Net cash provided by (used in) operating activities  12,869         (6,666)         6,343                     12,546
                                                              -------         -------         ------       ------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                             (7,622)        (2,640)                   (10,262)
  Decrease (increase) in other assets                         (13,800)        13,911            (26)                        85
                                                              -------         -------         ------       ------       -------
           Net cash used in investing activities              (13,800)         6,289         (2,666)                   (10,177)
                                                              -------         -------         ------       ------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term borrowings                                            (1,087)        (1,778)                    (2,865)
  Purchase of treasury stock, general                            (993)                                                    (993)
  Increase in paid in capital                                      41                                                       41
  Purchase of treasury stock, deferred compensation trust                       (786)                                     (786)
  Issuance of restricted stock                                    166                                                      166
  Advances to/from subsidiaries                                               (2,271)         2,271
  Purchase of 13% Mortgage Notes - Black Hawk                                                (3,500)                    (3,500)
  Contribution of capital to Black Hawk, Inc.                                 (3,045)         3,045
                                                              -------         -------         ------       ------       -------
           Net cash (used in) provided by financing activities   (786)        (7,189)            38                     (7,937)
                                                              -------         -------         ------       ------       -------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                  (1,717)        (7,566)         3,715                     (5,568)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                            11,957         32,473          7,744                     52,174
                                                              -------         -------         ------       ------       -------
CASH AND CASH EQUIVALENTS, END OF
  YEAR                                                       $ 10,240       $ 24,907       $ 11,459       $           $ 46,606
                                                              =======         ======         ======       =======       ======


RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------

                                                                                       Combined
                                                              Parent        Combined         Non-      Elimination    Combined
                                                               Only        Guarantors     Guarantors     Entries       Totals

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (1,269)      $ (2,946)     $ -         $ (4,215)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                             $ 13,090          1,800          2,937                     17,827
    Provision for bad debts                                                       283             43                        326
    Provision for gaming discounts                                                 45                                        45
    Interest expense                                            18,550          1,568          7,687                     27,805
    Interest paid                                              (17,500)        (1,566)        (5,344)                   (24,410)
    Interest capitalized on construction projects                                 (39)          (577)                      (616)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable, net                            (669)          (208)                      (877)
      (Increase) decrease in inventories                                          360           (270)                        90
      (Increase) decrease in prepaid expenses
        and other assets                                                       (1,226)           619                       (607)
      (Increase) decrease in accounts payable                                  (5,918)         3,847                     (2,071)
      (Increase) decrease in accrued expenses                                   6,278          1,070                      7,348
      (Increase) decrease in deferred tax asset                                  (569)        (1,965)                    (2,534)
      (Increase) decrease in slot annuities payable                                (3)                                       (3)
      (Increase) decrease in other long-term liabilities                        1,247                                     1,247
                                                               -------        -------         ------                    -------
         Net cash provided by (used in) operating activities    14,140            322          4,893                     19,355
                                                               -------        -------         ------                    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                              (7,465)       (16,969)                   (24,434)
  Interest capitalized on construction projects                                    39            577                        616
  Decrease in short-term investments                                            2,438          2,820                      5,258
  Decrease in restricted funds                                                  7,887          7,173                     15,060
  Decrease (increase) in other assets                           1,389          (2,044)            (6)                      (661)
                                                               -------        -------         ------                    -------
         Net cash provided by (used in) investing activities    1,389             855         (6,405)                    (4,161)
                                                               -------        -------         ------                    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                              34           9,518                      9,552
  Payments on long-term borrowings                                            (1,076)         (1,223)                    (2,299)
  Purchase of treasury stock                                   (6,518)                                                   (6,518)
  Advances to/from subsidiaries                                (4,772)         5,301            (529)
  Purchase of 13% Mortgage Notes - Black Hawk                                                 (6,559)                    (6,559)
  Contribution of capital to Black Hawk, Inc.                  (6,239)                         6,239
                                                               -------        -------         ------                    -------
         Net cash (used in) provided by financing activities  (17,529)         4,259           7,446                     (5,824)
                                                               -------        -------         ------                    -------
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                             (2,000)         5,436           5,934         -            9,370

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                            13,957         27,037           1,810                     42,804
                                                               -------        -------         ------                    -------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                $ 11,957       $ 32,473         $ 7,744       $ -         $ 52,174
                                                               =======        =======         ======      =====         =======

10.   LEASING ACTIVITIES

      The Company leases certain equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at lease inception and are included with property and equipment. Management estimates that the fair market value of the property and equipment, subject to the leases, approximates the net present value of the leases.

      The following is a schedule by year of the minimum rental payments due under capital leases, as of December 31, 2001 (in thousands).

         2002                                                         $ 2,979
         2003                                                           2,979
         2004                                                           2,979
         2005                                                             677

         Total minimum lease payments                                   9,611
         Taxes, maintenance, and insurance                               (295)
         Interest portion of payments                                  (1,395)

         Present value of net minimum lease payments                  $ 7,921


      Rental expense under operating leases for the years ended December 31, 2001, 2000, and 1999 was approximately $903,555, $1,133,983 and $453,772, respectively. Such leases were year to year in nature.

      In addition, the Company leases retail space (primarily to retail shops and fast food vendors) to third parties under terms of noncancelable operating leases that expire in various years through 2004. Rental income, which is included in other income, for the years ended December 31, 2001, 2000, and 1999, was approximately $1,800,000, $1,584,300 and $1,803,000, respectively.

      At December 31, 2001, the Company had future minimum annual rental income due under noncancelable operating leases as follows (in thousands):

        2002                                                          $ 1,356
        2003                                                            1,358
        2004                                                            1,358
        2005                                                            1,358
        2006                                                            1,358

        Total                                                         $ 6,788


11.   FEDERAL INCOME TAXES

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

      The effective income tax rates on income attributable to continuing operations differ from the statutory federal income tax rates for the year ended December 31 as follows (in thousands):

                                           2001                      2000                      1999
                                   ------------------------  ------------------------  ------------------------
                                       Amount       Rate         Amount       Rate         Amount       Rate
Benefit for income taxes
  at federal statutory rate          $ (3,026)     (35.0)%     $ (2,349)    (35.0)%     $ (2,565)     (35.0)%
Taxes, state, other                       392       4.5 %
Benefit from outcome of
  IRS examination                                                                         (1,874)     (25.6)
Other                                     394       4.6 %         (146)      (2.2)           (22)      (0.2)
                                      --------    -------       -------     ------       --------     -------
Benefit for income taxes             $ (2,240)    (25.9)%     $ (2,495)     (37.2)%     $ (4,461)     (60.8)%
                                      ========    =======       =======     ======       ========     =======

      Comparative analysis of the benefit for income taxes is as follows:

                                            2001          2000          1999

        Current                            $ 157       $ 1,223        $ (984)
        Deferred                          (2,397)       (3,718)       (3,477)
                                          -------       -------       -------
        Total                            $(2,240)      $(2,495)      $(4,461)
                                          =======       =======       =======

      The tax effects of the items composing the Company's net deferred tax (asset) liability consist of the following at December 31 (in thousands):

                                                                           2001          2000

        Deferred tax liabilities:
          Reserve differential for hospitality and gaming activities      $ 559       $ 1,393
          Difference between book and tax-depreciable property            4,845         5,217
          Other                                                             579           560
                                                                          ------       ------
        Total                                                             5,983         7,170
                                                                          ------       ------
        Deferred tax assets:
          Net operating loss carryforward                                 4,383         3,309
          Reserves not currently deductible                               2,647         2,416
          Bad debt reserves                                                 583           483
          AMT and other credits                                           3,459         3,851
                                                                          ------       ------
        Total                                                            11,072        10,059
                                                                         -------       ------
        Net deferred tax asset                                          $ 5,089       $ 2,889
                                                                        ========      =======

      The Company has $3,453,000 of alternative minimum tax ("AMT") credit and $7,000 of general business credit available to offset future income tax liabilities. The AMT credit has no expiration date. The credit will not begin to expire until 2012.

      The Company performed an analysis of the realizability of its deferred tax assets at December 31, 2001. The realizability of the assets related to Rivera Las Vegas is dependent upon future earnings and tax strategies which the Company may transact in 2002 and 2003.

12.   COMMITMENTS AND CONTINGENCIES

      The Company is party to several routine lawsuits, both as plaintiff and defendant, arising from the normal operations of a hotel. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

      Allen Paulson Merger/Litigation - The Company and the plaintiffs to this action entered into a Settlement Agreement dated as of July 2, 1999. The Settlement Agreement was conditioned upon the United States District Court for the Central District of California (the "Court") entering a Settlement Bar Order and Final Judgment and provided that upon the entering of such an Order: (i) The Company would pay plaintiff Allen E. Paulson (and his heirs or successors) ("Paulson") $3,477,412 ($7.50 per share) for the 463,655 shares of Riviera Holdings Corporation common stock owned by Paulson, (ii) Paulson would receive $1,522,587.50 from the funds being held in escrow for the benefit of holders of Riviera Holdings Corporation's Contingent Value Rights ("CVRs"), (iii) the remainder of the escrow of approximately $4,340,000 would be distributed to the holders of the CVRs, and (iv) Paulson would file an amended complaint which eliminated allegations of wrongdoing against us.

      On October 7, 1999, the Court entered a Settlement Bar Order and Final Judgment which dismissed the California Action against us with prejudice, and barred the other defendants to the lawsuit from seeking indemnification against the Company for claims arising under the federal securities laws or for state law claims arising out of the transactions underlying the plaintiffs' federal security law claims.

      Shortly after the entry of the Settlement Bar Order, the Company acquired Paulson's stock, and funds were disbursed from escrow as per the terms of the Settlement Agreement.

      Morgens, Waterfall, Vintiadis Litigation (the "Nevada Action") - The plaintiff in this action ("Morgens, Waterfall") is a shareholder of Riviera Holdings Corporation and a defendant to the California Action. On September 30, 1999, Morgens, Waterfall commenced this action in Nevada state court, where it sought an order enjoining the Company from obtaining a Settlement Bar Order in the California Action. The Company and the other defendants to the Nevada Action removed the action to the United States District Court for the District of Nevada on October 1, 1999. This removal to federal court divested the state court of jurisdiction to consider Morgens, Waterfall's motion for injunctive relief. Morgens, Waterfall filed a complaint with the court, but it did not serve the complaint on any of the defendants.

      On November 1, 1999, Morgens, Waterfall served a notice of motion to remand the Nevada Action from the Nevada federal court back to Nevada state court. The Company and the other defendants opposed the motion, and on May 24, 2000, the Court denied Morgens, Waterfall's motion.

      On January 31, 2000, Morgens, Waterfall served an Amended Summons and a First Amended Verified Complaint on Riviera Holdings Corporation with subsequent service on directors. The Amended Complaint asserted four claims for relief.

      On April 17, 2000, the Company and its directors moved to dismiss Morgens, Waterfall's Amended Complaint. In response, Morgens, Waterfall opposed the directors' motion but "conceded" its claim against the Company. As a consequence, Morgens, Waterfall no longer asserted any claim against the

      Company, but it has opposed dismissing the Company from the action on the ground that the Company was a "nominal defendant" with respect to the derivative claims asserted by Morgens, Waterfall against the directors.

      On October 1, 2001 Morgens, Waterfall, the Company and the directors entered into a Settlement Agreement dated as of settling the Nevada Action. That Settlement Agreement provides that plaintiff would release its claims with prejudice against each defendant and each defendant would release its claims with prejudice against plaintiff conditioned upon Mr. Westerman accepting service of a subpoena to personally appear and testify at the trial of the California Action and that Mr. Westerman appear and testify at the trial of the California Action.

      Employees and Labor Relations - As of December 31, 2001, the Riviera had approximately 1,782 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 813 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters, and teamsters. The Company's agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of the Company's unionized employees, were renegotiated in 1998 and expire in the year 2002. Collective bargaining agreements with the operating engineers, painters, and electricians were renegotiated in 2000 and expire in 2004, 2005, and 2004, respectively. A new agreement was negotiated with the carpenters which expires in 2005. The Company is also in negotiations with the Musicians Union. A new agreement was negotiated with the Teamsters, which expires in 2003. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

      Keep-Well Agreement - RBH and Riviera Holdings Corporation entered a Keep-Well Agreement wherein, if (1) RBH does not have the necessary funds to make a payment of fixed interest on the notes during its first three years of operations or (2) consolidated cash flow is less than $9.0 million in any of the first three years of operations, Riviera Holdings Corporation will be obligated to contribute cash to RBH to make up those amounts (up to a maximum of $5.0 million for any one operating year and $10.0 million in the aggregate). On February 14, 2001, the Company advanced approximately $3.1 million to RBH under this agreement. As of December 31, 2001, Riviera Holdings Corporation does not owe amounts under the Keep-Well Agreement.

13.   MANAGEMENT AGREEMENTS

      From August 1996 until December 1999, RGM operated the Four Queens in downtown Las Vegas under a management agreement for a minimum annual management fee of $1.0 million. The Company completed its requirements under the agreement, and the Four Queens Management Agreement was terminated December 30, 1999.

      RBH has entered into a management agreement in principle (the "RBH Management Agreement") with Riviera Gaming Management of Colorado, Inc. (the "Manager"), a wholly owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on 1 percent of net revenues (gross revenues less complimentaries) and is payable quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are based on generally accepted accounting principles): (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began on February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to inter-company service fees. At December 31, 2001, RBH had accrued but not paid, and the Manager had recognized management fees of $1,911,229 which are eliminated in consolidation.

14.   EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

      Chairman - William L. Westerman serves as Chairman of the Board, President and Chief Executive Officer of the Company, and as Chairman of the Board and Chief Executive Officer of ROC.

      Under Mr. Westerman's existing employment agreement with the Company, which was last amended on December 6, 2000, Mr. Westerman shall be employed by the Company for an indefinite period subject to termination by either the Company or Mr. Westerman on not less than 120 days prior written notice. Mr. Westerman's base compensation is $600,000.

      Under his employment agreement, Mr. Westerman is entitled to participate in the Company's Senior Management Compensation Plan or such other executive bonus plan as shall be established by the Company's Board of Directors (collectively the "Plan"). If at least 80% of targeted net income, as defined by the Plan, is met, Mr. Westerman shall be entitled to receive a bonus under the Plan expressed as a percentage of his $600,000 base salary depending on the percentage of targeted net income realized by the Company in a particular year, with a maximum bonus of $900,000. Pursuant to the December 6, 2000 amendment, to the extent Mr. Westerman's bonus exceeds $400,000 in 2001 and each succeeding year, such excess amount shall be deducted from the principal balance of his retirement account at the time the bonus is paid. Mr. Westerman received an incentive bonus of $900,000 for 2001, $500,000 of which was deducted from the principal balance of his retirement account resulting in a net bonus of $400,000.

      The employment agreement provides that the Company fund a retirement account for Mr. Westerman. Pursuant to the employment agreement, an aggregate of $6,812,000 had been credited to the retirement account from its inception through December 31, 2001. Under the employment agreement, each year that Mr. Westerman continues to be employed, an amount equal to Mr. Westerman's base salary for that year was credited to the account on January 1 of that year. Pursuant to the December 6, 2000, amendment to Mr. Westerman's employment agreement, the January 1, 2001 contribution was the final principal contribution to the retirement account. As of December 31, 2001, none of this account has been funded.

      The Company retains beneficial ownership of all monies in the retirement account, which monies are earmarked to pay Mr. Westerman's retirement benefits. However, upon (i) the vote of a majority of the outstanding shares of Common Stock approving a "Change of Control" (as defined below),
      (ii) the occurrence of a Change of Control without Mr. Westerman's consent, (iii) a breach by the Company of a material term of the employment agreement or (iv) the expiration or earlier termination of the term of the employment agreement for any reason other than cause, Mr. Westerman has the right to require the Company to establish a "Rabbi Trust" for the benefit of Mr. Westerman. He also has the right to require the Company to fund such trust with an amount of cash equal to the amount then credited to the retirement account, including any amount to be credited to the retirement account upon a Change of Control.

      On February 5, 1998, the stockholders of the Company by a majority vote approved the Agreement and the Plan of Merger with R&E Gaming Corp. and its wholly-owned subsidiary Riviera Acquisition Sub, Inc. Such stockholder approval constituted a Change of Control. On March 5, 1998, subsequent to this Change of Control, Mr. Westerman exercised his right to require the Company to establish and fund a Rabbi Trust for his benefit. On March 20, 1998, Mr. Westerman and the Company entered into an agreement whereby Mr. Westerman waived his right to have the Company fund the Rabbi Trust in exchange for the Company agreeing to fund such Rabbi Trust within five business days after notice from Mr. Westerman. The merger agreement was subsequently terminated and litigation ensued.

      In the event that Mr. Westerman is no longer employed by the Company (except for termination for cause, in which case Mr. Westerman would forfeit all rights to monies in the retirement account), Mr. Westerman will be entitled to receive the amount in the retirement account (principal and current interest) in 20 equal quarterly installments as of the date he ceases to be employed by the Company. In the event that Mr. Westerman's Rabbi Trust has not yet been funded, the balance of principal and interest of the retirement account shall be paid directly to Mr. Westerman upon his retirement, termination (except for cause) or upon a change in control of the Company. As of December 31, 2001, none of the Trust has been funded.

      Pursuant to the employment agreement, the retirement account was credited quarterly with interest and shall be credited with additional amounts on the first day of each succeeding calendar quarter equal to the product of
      (i) the Company's average borrowing cost for the immediately preceding fiscal year, as determined by the Company's chief financial officer and
      (ii) the average outstanding balance in the retirement account during the preceding calendar quarter. This interest continues to accrue pursuant to the December 6, 2000 amendment. Total interest earned was $779,000 for 2001, $647,418 for 2000 and $487,729 for 1999. In the event the Rabbi
      Trust has been funded, upon Mr. Westerman's death, an amount equal to the applicable federal estate tax on the retirement account will be pre-paid prior to the date or dates such taxes are due.

      Mr. Westerman's employment agreement provides (a) that the sum of Mr. Westerman's base salary, bonus, and credits to his Retirement Account in any one year shall not exceed that which would have been payable under his previous employment agreement with the Company, and (b) that Mr. Westerman shall instruct the Company of any reductions in base salary, bonus, and credits to his retirement account necessary to comply with this limitation. The Company determined that for the year 1999, a reduction of $467,000 was necessary to comply with this provision. For 1998 the Company determined a reduction of $194,000 was necessary to comply with this provision. Prior to December 31, 1999, and December 31, 1998, Mr. Westerman instructed the Company that this be applied to reduce the amount to be credited to his retirement account from $600,000 to $133,000 and to $406,000 respectively. No such reductions under this provision were required in 2001 or 2000.

      Incentive Plan - The Company has an incentive compensation plan, covering employees of the Company who, in the opinion of the Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with the Company, or other employees who also have made a significant contribution to the successful and profitable operation of the Company. The amount of the bonus is based on operating earnings before depreciation, amortization, interest expense, provision for income taxes, extraordinary losses and gains, any provisions or payments made pursuant to the plan, and any provisions or payments made pursuant to the incentive compensation of the Chairman and Chief Executive Officer. During the years ended December 31, 2001, 2000, and 1999, the Company recorded accrued bonuses of $1,873,939, $2,258,500 and $1,871,632, respectively, based upon the above incentive compensation plan and the incentive compensation plan established for the Chairman of the Board under his employment agreement.

      Pension Plan Contributions - The Company contributes to multi-employer pension plans under various union agreements to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,672,000, $1,688,000 and $1,637,000, for the years ended December 31, 2001, 2000, and 1999, respectively. These contributions were for approximately 813 employees, including food and beverage employees, room department employees, carpenters, engineers, stagehands, electricians, painters, and teamsters. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

      Profit Sharing and 401(k) Plans - On June 30, 1993, the Company and ROC assumed the combined profit sharing and 401(k) plans of Riviera, Inc. (the "Profit Sharing and 401(k) Plans") and the Company and ROC have continued the Profit Sharing and 401(k) Plans after June 30, 1993. The Company and ROC have amended the Adoption Agreement to provide that all current employees of Riviera Las Vegas who were employed on April 1, 1992, who were at least 21 years of age and who are not covered by a collective bargaining agreement are immediately eligible to participate in the Profit Sharing and 401(k) Plans. The amendment provides further that all current employees who were employed by Riviera Las Vegas after April 1, 1992, who are at least 21 years of age and who are not covered by a collective bargaining agreement are eligible to participate after one year of service at the Riviera Las Vegas.

      The Company has identical plans for its 100% indirectly owned subsidiary, Riviera Black Hawk, Inc., which operates its casino in Black Hawk, Colorado. Employees hired prior to June 30, 2000, who were at least 21 years of age and who were not covered by a collective bargaining agreement were immediately eligible to participate in the Profit Sharing and 401(k) Plans. After June 30, 2000, all new employees who are at least 21 years of age and who are not covered by a collective bargaining agreement are eligible to participate after one year of service at Riviera Black Hawk.

      The Company may make a contribution to the 401(k) component of the Plan in an amount not to exceed twenty-five percent (25%) of the first eight percent (8%) of each participant's compensation, which is contributed as a salary deferral. The Company also paid administrative costs of the Plan of $24,343, $25,000 and $21,851 for each of the three years ending December 31, 2001.

      The profit sharing component of the Profit Sharing and 401(k) Plans provides that the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings is exceeded, up to a maximum of 3% thereof. The Company may elect not to contribute to the Profit Sharing and 401(k) Plans if it notifies its employees by January of the Profit Sharing and 401(k) Plans year. An employee will become vested in the Company's contributions based on the employee's years of service. An employee will receive a year of vesting service for each plan year in which the employee completed 1,000 hours of service. Vesting credit will be allocated in 20% increments for each year of service commencing with the attainment of two years of service. An employee will be fully vested following the completion of six years of service.

      Effective January 1, 2000, the Company suspended contributions to the Profit Sharing Plan and substituted contributions to an Employee Stock Ownership Plan ("ESOP"), (see "Employee Stock Ownership Plan", directly below).

      Employee Stock Ownership Plan - On October 2, 2000, the Board of Directors adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP was established effective January 1, 2000 and replaces the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged. The ESOP provides that all employees of Riviera Las Vegas and Riviera Black Hawk employed in the Plan Year who had completed a minimum of one thousand hours of service in that Plan Year, were employed through December 31 of that Plan Year, were at least 21 years of age and were not covered by a collective bargaining agreement are eligible to participate in the ESOP. The ESOP provides that the Company will make a contribution to the ESOP's participants of its Las Vegas and Black Hawk properties relative to the economic performance of each property. For Riviera Las Vegas, the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings is exceeded, up to a maximum of 4% for 2000 and 5% thereafter. For Riviera Black Hawk, the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $1 million by which operating earnings is exceeded, up to a maximum of 4% for 2000 and 5% thereafter. Under the ESOP, the Company contribution will be made in cash which will be used to buy Company common stock.

      Deferred Compensation Plan - On October 2, 2000, the Board of Directors adopted a Deferred Compensation Plan (the "Plan"). The purpose of the Plan is to provide eligible employees of the Company with the opportunity to defer the receipt of cash compensation. Participation in the non-qualified Plan is limited to highly compensated employees who receive compensation of at least $100,000. The deferred funds are maintained on the Company books as unfunded liabilities. All elections to defer the receipt of compensation must be made no later than the December 1st preceding the Plan Year to which the election relates and are irrevocable for the duration of that Plan Year. Six Company executives are currently participating in the Plan.

      Restricted Stock Plan - On October 2, 2000, the Board of Directors adopted a Restricted Stock Plan to provide incentives which will attract and retain highly competent persons as officers and key employees by providing them opportunities to receive restricted shares of the Company's Common Stock. Participants will consist of such officers and key employees of the Company as the Company's Compensation Committee determines to be significantly responsible for the success and future growth and profitability of the Company. Awards of restricted stock are subject to such terms and conditions as the Company determines to be appropriate at the time of the grant, including restrictions on the sale or other disposition of such shares and the provisions for the forfeiture of such shares for partial or no consideration upon termination of the participant's employment within specified periods or under certain conditions. Mr. Robert Vannucci and Mr. Jerome P. Grippe, President and Executive Vice President, respectively, of the Company's wholly-owned subsidiary, Riviera Operating Corporation, are currently the only participants in the Restricted Stock Plan.

      Key Employee Retention Plan - As a result of the scheduled openings of several new Las Vegas Strip properties in 1998, 1999 and 2000, an estimated 38,000 jobs had to be filled on the Las Vegas Strip, including approximately 5,000 supervisory positions. Because of the Riviera's performance and reputation, its employees were prime candidates to fill these positions. In the third quarter of 1998, management instituted an employee retention plan which covers approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements and salary adjustments.

      Stay Bonus Agreements - Approximately 85 executive officers and significant employees (excluding Mr. Westerman) of ROC were party to agreements pursuant to which each such employee was entitled to receive a "stay bonus" (varying amounts) if the employee was discharged without cause (as defined in the stay bonus agreements), or continued to be employed by the Company on each of January 1, 2000, January 1, 2001 and June 30, 2001. The total amount that was payable under all such agreements was approximately $2.2 million, of which approximately $610,000 was paid in January, 2000, $1,068,000 was paid in January, 2001 and $462,500 was paid on June 30, 2001.

      Termination Fee Agreements - Approximately 85 executive officers and significant employees (excluding Mr. Westerman) of ROC have termination fee agreements effective through December 2001, pursuant to which each of such employees will be entitled to receive (1) either six months' or one year's base salary if their employment with the Company is terminated, without cause, within 12 or 24 months of a change of control of the Company or ROC; and (2) group health insurance for periods of either one or two years. The base salary payments are payable in biweekly installments subject to the employee's duty to mitigate by using his or her best efforts to find employment. The estimated total amount payable under all such agreements was approximately $5 million including $1.2 million in benefits, as of December 31, 2001.

15.   STOCK OPTION PLANS

      Stock Compensation Plans - At December 31, 2001, the Company has three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with APB 25. The compensation cost that has been charged against income for those plans was $142,977, $250,988, and $357,118 for 2001, 2000 and
      1999, respectively. Under the 1993 Employee Stock Option Plan, the Company may grant options to its employees for up to one million shares of common stock. Under the 1996 Non-Qualified Stock Option Plan, the Company may grant options to non-employee directors for up to 50,000 shares of common stock. Under the 1996 Stock Compensation Plan, the Company may grant options to Directors serving on the Compensation Committee for up to 50,000 shares of common stock. Under these plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years (5 years in the case of an incentive option granted to a stockholder owning more than 10 percent of the common stock). Under the 1993 plan, options vest 25 percent on the date of grant and 25 percent each subsequent year. Under the 1996 plans, options vest over 5 years.

      Option Surrenders - On November 26, 1996, 414,000 stock options were granted to eighteen (18) Riviera executives at an option price of $13.625 per share, 320,000 of which were granted to Mr. Westerman. Two (2) of these executives' options totaling 11,000 shares have since been cancelled due to those executives leaving the Company, resulting in a balance of 403,000 options at $13.625 per share held by sixteen (16) Company executives. These options were vested in their entirety for these sixteen
      (16) executives.

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

      The activity of the Stock Option Plan and the Non-Qualified Stock Option Plan is as follows:

                                                                  Weighted-
                                                                    Average
                                                                   Per Share
                                                                    Exercise
       Stock Option Plan                             Shares          Price
                                               ---------------- -------------

       Outstanding at January 1, 2000               619,000         $ 10.75
         Grants                                      97,000          $ 7.69
         Cancelled                                   (4,000)         $ 7.69
                                                   ---------

       Outstanding at December 31, 2000             712,000         $ 10.35
         Grants                                     170,500          $ 6.00
         Cancelled                                 (423,000)        $ 13.28
                                                   ---------
       Outstanding at December 31, 2001             459,500          $ 6.04
                                                   =========

       Non-Qualified Stock Option Plan

       Outstanding at January 1, 2000                14,000          $ 8.70
         Automatic grant to directors                 6,000          $ 7.75
         Cancelled                                   (6,000)         $ 7.67
                                                   ---------

       Outstanding at December 31, 2000              14,000          $ 9.09
         Automatic grant to directors                 6,000          $ 6.55
         Cancelled                                   (4,000)        $ 13.37
                                                   ---------
       Outstanding at December 31, 2001              16,000          $ 7.07
                                                   =========

                                             Options Outstanding                      Options Exercisable
                                     -----------------------------------------     ------------------------
                                        Number        Weighted-                       Number
                                      Outstanding      Average       Weighted-      Exercisable    Weighted-
                                          at            Remaining     Average           at          Average
          Range of                   December 31,      Contractual   Exercise       December 31,   Exercise
        Exercise Prices                  2001            Life          Price           2001          Price

       $  4.00 to $ 6.00               285,500         1.4 years       $4.18          44,000         $4.32
       $  6.55 to $ 9.00               190,000         1.4 years       $7.26          44,000         $7.13

      No compensation cost has been recognized for unexercised options remaining in the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, the Company's net loss and pro forma net loss per common share and common share equivalent would have been increased to the pro forma amounts indicated below at December 31 (in thousands, except per share amounts):


                                                                  2001          2000          1999

        Net loss - as reported                                $  (6,407)     $  (4,215)    $  (2,869)
        Net loss - pro forma                                  $  (6,550)     $  (4,466)    $  (3,226)
        Basic loss per common share - as reported             $   (1.79)     $   (1.05)    $   (0.58)
        Basic loss per common share - pro forma               $   (1.83)     $   (1.11)    $   (0.65)
        Diluted loss per common and common
         share equivalent - as reported                       $   (1.79)     $   (1.05)    $   (0.58)
        Diluted loss per common and common share
         equivalent - pro forma                               $   (1.83)     $   (1.11)    $   (0.65)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 0 percent for all years; expected volatility of 44 percent, 60 percent, and 62 percent; risk-free interest rates of 5.00 percent, 5.00 percent, and 5.46 percent; and expected lives of five years for all years. The weighted fair value of options granted in 2001, 2000, and 1999, was $2.34, $3.56 and $4.57, respectively.

      Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact, had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

17.   EARNINGS PER SHARE

      Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the years ended December 31, 2001, 2000, and 1999, were 495,500, 732,000 and 633,000, respectively.

      A reconciliation of income and shares for basic and diluted EPS is as follows (amounts in thousands, except per share amounts):

                                                                               Year Ended 2001
                                                                   ------------------------------------------
                                                                    Income          Shares        Per Share
                                                                  (Numerator)     (Denominator)     Amount
Basic EPS -
  Loss available to common stockholders                              $(6,407)         3,573          $(1.79)
 Effect of dilutive securities -
  Options
                                                                   -----------      ---------      ---------
Diluted EPS -
  Loss available to common stockholders plus
    assumed conversions                                              $(6,407)         3,573          $(1.79)
                                                                   ===========      =========      =========

                                                                               Year Ended 2000
                                                                   ------------------------------------------
                                                                    Income          Shares        Per Share
                                                                  (Numerator)     (Denominator)     Amount
Basic EPS -
  Loss available to common stockholders                             $(4,215)         4,013          $(1.05)
Effect of dilutive securities -
  Options
                                                                  -----------      ---------      ---------
Diluted EPS -
  Loss available to common stockholders plus
    assumed conversions                                             $(4,215)         4,013          $(1.05)
                                                                  ===========     ==========      =========

                                                                               Year Ended 1999
                                                                  ------------------------------------------
                                                                    Income          Shares        Per Share
                                                                  (Numerator)     (Denominator)     Amount
Basic EPS -
  Loss available to common stockholders                             $(2,869)         4,978          $(0.58)
Effect of dilutive securities -
  Options
                                                                  -----------      ---------      ---------
Diluted EPS -
  Loss available to common stockholders plus
    assumed conversions                                             $(2,869)         4,978          $(0.58)
                                                                  ===========     ==========      =========

      During 2001, 2000, and 1999, the Company purchased 276,528, 257,893 and 4,800 shares of treasury stock on the open market for approximately $1,779,000, $2,093,000 and $22,000, respectively. In addition to the purchase of stock from Paulson as described in Note 12, the Company purchased 81,000 of its shares from SunAmerica at $7.50 per share on October 18, 1999. This transaction reduced SunAmerica's ownership of the Company to under 15 percent. On February 8, 2000, the Company completed a tender offer wherein approximately 590,000 shares of stock were purchased for $7.50 per share. During 2001, the Company completed various tender offers wherein approximately 277,000 shares of stock were purchased at an average price of $6.43 per share. The Company used its cash and cash equivalents to purchase the shares. After giving effect to such share repurchases, the Company had 3,432,632 shares of common stock outstanding. Approximately 118,100 shares of treasury stock are held in the deferred compensation trust at December 31, 2001.

18.   SEGMENT DISCLOSURES

      The Company reviews its operations by its geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. Since the management division represents all other revenue, it is also shown. All intersegment revenues have been eliminated.

 (In thousands)                                    2001            2000            1999

Net revenues:
   Riviera Las Vegas                              $152,985        $166,037        $156,204
   Riviera Black Hawk                               49,046          35,261
   Riviera Gaming Management                                           233           1,064
                                                  --------        --------        --------
       Total net revenues                         $202,031        $201,531        $157,268
                                                  ========        ========        ========
Income (loss) from operations:
  Riviera Las Vegas                                $ 9,350        $ 14,910        $ 10,641
  Riviera Black Hawk (Loss pertains to
    preopening expenses in 1999)                     7,622           1,881            (595)
  Riviera Gaming Management                             (1)             88           1,047
                                                   --------        --------        --------
       Total income from operations               $ 16,971        $ 16,879        $ 11,093
                                                   ========        ========        ========
EBITDA:
   Riviera Las Vegas                              $ 21,493        $ 29,243        $ 24,631
   Riviera Black Hawk                               12,722           6,597               1
   Riviera Gaming Management                            (1)             88           1,047
                                                   --------        --------        --------
       Total EBITDA                               $ 34,214        $ 35,928        $ 25,679
                                                   ========        ========        ========
EBITDA margin (1):
   Riviera Las Vegas                                14.0 %          17.5 %          15.7 %
   Riviera Black Hawk                               25.9            16.6
   Riviera Gaming Management                                        37.8            98.4
                                                   --------        --------        --------
       Total EBITDA                                 16.9 %          17.4 %          16.2 %
                                                   ========        ========        ========

                                                      December 31,
                                             --------------------------------
                                                  2001            2000

Assets (2):
   Riviera Las Vegas                              $132,982        $138,525
   Riviera Black Hawk                               67,549          68,505
   Riviera Gaming Management                             -               -
                                                  --------        --------
       Total assets                               $200,531        $207,030
                                                  ========        ========

(1)  Shown as a percentage of corresponding departmental revenue.
(2) Assets represent property and equipment and intangible assets, net of accumulated depreciation and amortization.

      EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding preopening expense - Black Hawk, Colorado project, and Other, net, which includes expense and insurance recoveries from Paulson Merger and litigation activity in 1999 and 2000.) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies.

      RIVIERA LAS VEGAS

      The primary marketing of the Riviera Las Vegas is not aimed toward residents of Las Vegas, Nevada. Significantly all revenues derived from patrons visiting the Riviera Las Vegas are from other parts of the United States and other countries. Revenues for the Riviera Las Vegas from a foreign country or region may exceed 10 percent of all reported segment revenues; however, the Riviera Las Vegas cannot identify such information, based upon the nature of gaming operations.

      RIVIERA BLACK HAWK

      The casino in Black Hawk, Colorado, primarily serves the residents of metropolitan Denver, Colorado. As such, management believes that significantly all revenues are derived from within 250 miles of that geographic area.

19.   RELATED PARTY TRANSACTIONS

      Robert R. Barengo, a member of the Board of Directors of the Company, is a former director of American Wagering, Inc. ("AWI") and owns 7 percent of the outstanding stock of AWI, which leases approximately 12,000 square feet of the Riviera Hotel & Casino's casino floor. AWI is the operator of the Riviera Hotel & Casino's sport book operations and has operated under a lease arrangement since before Mr. Barengo was appointed to the board. The lease provides for rental payments based upon the monthly and annual revenues derived by AWIfrom the location. AWI paid aggregate rent to ROC of approximately $144,500, $188,000 and $250,000 in each of the years ended December 31, 2001, 2000, and 1999, respectively. The Company believes that the terms of the lease with AWI are at least as favorable to the Company and ROC as could have been obtained from unaffiliated third parties and are at lease as favorable as terms obtained by other casino hotels in Las Vegas.

      The Company entered into a letter agreement with Mr. Barengo, a member of the Bar of the State of Nevada, pursuant to which Mr. Barengo has been assisting the Company and its outside counsel in enforcing the Company's rights under the litigation related to the Paulson merger, the Morgens Waterfall litigation, and with related matters. Under such letter agreement, Mr. Barengo received a fee of $10,000 per month for his counseling services. Fees paid under this agreement were $0, $120,000 and $120,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Mr. Barengo became an employee director in January 2001. He and the Company mutually terminated the agreement effective December 31, 2000.

      Jeffrey A. Silver, a member of the Board, is a shareholder in the law firm of Gordon & Silver, Ltd. ("Gordon & Silver"). Gordon & Silver has been engaged by the Company for the defense of various personal injury matters since 1993 and for general corporate matters in 2001. From January 1, 2001 through December 31, 2001, the Company paid fees to Gordon & Silver in the amount of $106,000 for the defense of various personal injury claims and handling of corporate matters. As Mr. Silver was not appointed to the Board until February 26, 2001, the fees incurred in 2001 were pursuant to a business relationship established prior to Mr. Silver's Board appointment. Additionally, Mr. Silver does not supervise the attorneys working on Company matters. Although the Company continues to utilize the services of Gordon & Silver, the Company believes that the fee arrangement is at least as favorable to the Company as in previous years.

      Peninsula Gaming Partners LLC ("PGP") engaged RGM to assist, on an interim basis in 2000, with transitional matters relating to the operations of the Diamond Jo gaming riverboat in Dubuque, Iowa. Such services included assisting in the selection of a new chief operating officer to oversee riverboat casino operations and other matters. RGM earned fees and expenses in the amount of $232,000 for the year ended December 31, 2000. PGP terminated its agreement with RGM in September 2000. Mr. Westerman served as a manager on the board of managers of Peninsula Gaming Partners, LLC until his resignation effective December 31, 2000. The Company believes that the fees were no less favorable than would have been paid in an arm's-length transaction.


RIVIERA HOLDINGS CORPORATION

UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------


                                               March 31         June 30          September 30       December 31

Year Ended December 31, 2001:
  Net Revenues                                 $ 52,199        $ 54,828           $ 51,045             $ 43,959
  Operating Income                                5,445           6,282              3,013                2,233
  Loss Before Tax Benefit                          (958)           (124)            (3,319)              (4,246)
  Net Loss                                         (658)            (70)            (2,500)              (3,179)
  Loss Per Share, Basic                         $ (0.18)        $ (0.02)           $ (0.71)             $ (0.92)
  Loss Per Share, Diluted                       $ (0.18)        $ (0.02)           $ (0.71)             $ (0.92)

Year Ended December 31, 2000:
  Net Revenues                                 $ 49,699        $ 54,017           $ 51,357             $ 51,714
  Operating Income                                5,362           5,569              2,431                3,517
  Income (Loss) Before Taxes (Benefit)            1,076          (1,051)            (3,741)              (2,994)
  Net Income (Loss)                                 675            (553)            (2,358)              (1,979)
  Earnings (Loss) Per Share, Basic               $ 0.16         $ (0.14)           $ (0.61)             $ (0.53)
  Earnings (Loss) Per Share, Diluted             $ 0.15         $ (0.14)           $ (0.61)             $ (0.53)
















                                                F-38
(19096)