Form 10-Q
period 2002-03-31
RIVIERA HOLDINGS CORP
filed 2002-05-13
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended                March 31, 2002
                               ------------------------------------------------
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

                                 Commission file number  000-21430
                                            ----------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ------- No -----

                        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                               PROCEEDINGS DURING THE LAST FIVE YEARS

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

As of April 27, 2002, there were 3,571,273 shares of Common Stock, $.001 par value per share, outstanding.

                         RIVIERA HOLDINGS CORPORATION

                                   INDEX

                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                            2

Condensed Consolidated Balance Sheets at (Unaudited) March 31, 2002
and December 31, 2001                                                      3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months ended March 31, 2002 and 2001                                 4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months ended  March 31, 2002 and 2001                                5

Notes to Condensed Consolidated Financial Statements (Unaudited)           6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       18


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                19

Signature Page                                                            20

Exhibits - None                                                           21

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review, in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

April 22, 2002
Las Vegas, Nevada



RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands, except share amounts)                              March 31,            December 31,
-------------------------------------------------------------------------------------------------------
                                                                    2002                   2001

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $41,544               $46,606
   Accounts receivable, net                                                3,861                 3,528
   Inventories                                                             1,797                 2,253
   Prepaid expenses and other assets                                       3,289                 3,083
                                                             --------------------   -------------------
       Total current assets                                               50,491                55,470

PROPERTY AND EQUIPMENT, Net                                              197,427               200,531

OTHER ASSETS, Net                                                          7,424                 6,728

DEFERRED INCOME TAXES, Net                                                 5,089                 5,089
                                                             --------------------   -------------------

TOTAL                                                                   $260,431              $267,818
                                                             ====================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                      $3,227                $3,151
   Accounts payable                                                        8,092                 8,200
   Accrued interest                                                        4,943                 8,084
   Accrued expenses                                                       14,000                14,740
                                                             --------------------   -------------------
     Total current liabilities                                            30,262                34,175
                                                             --------------------   -------------------

OTHER LONG-TERM LIABILITIES                                                7,472                 7,391
                                                             --------------------   -------------------

LONG-TERM DEBT, Net of current portion                                   216,492               217,288
                                                             --------------------   -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock ($.001 par value; 20,000,000 shares
     authorized; 5,106,776 issued at December 31, 2001
     and  March 31, 2002, respectively)                                        5                     5
   Additional paid-in capital                                             13,485                13,485
   Treasury stock (1,674,144 shares and 1,658,365 shares at
       December 31, 2001 and March 31, 2002, respectively)               (11,171)              (11,246)

   Retained earnings                                                       3,886                 6,720
                                                             --------------------   -------------------
      Total stockholders' equity                                           6,205                 8,964
                                                             --------------------   -------------------
TOTAL                                                                   $260,431              $267,818
                                                             ====================   ===================
See notes to condensed consolidated financial statements



RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE QUARTER ENDED MARCH 31, 2002 AND 2001                           Three Months Ended
(In thousands, except per share  amounts)                                    March 31,
---------------------------------------------------------------------------------------------------

REVENUES:                                                                2002              2001
  Casino                                                                $26,063            $27,270
  Rooms                                                                  10,719             12,735
  Food and beverage                                                       7,859              7,917
  Entertainment                                                           4,208              5,900
  Other                                                                   2,051              2,426
                                                               ----------------- ------------------
            Total revenues                                               50,900             56,248
   Less promotional allowances                                            4,402              4,049
                                                               ----------------- ------------------
            Net revenues                                                 46,498             52,199
                                                               ----------------- ------------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                               14,372             15,320
    Rooms                                                                 5,454              5,986
    Food and beverage                                                     5,090              5,312
    Entertainment                                                         2,787              4,261
    Other                                                                   680                754
Other operating expenses:
    General and administrative                                            9,934             10,861
    Depreciation and amortization                                         4,494              4,260
                                                               ----------------- ------------------
            Total costs and expenses                                     42,811             46,754
                                                               ----------------- ------------------

INCOME FROM OPERATIONS                                                    3,687              5,445
                                                               ----------------- ------------------

OTHER (EXPENSE) INCOME :
Interest expense                                                         (6,688)            (6,785)
Interest income                                                             179                386
Other, net                                                                  (12)                (4)
                                                               ----------------- ------------------
     Total other expense, net                                            (6,521)            (6,403)
                                                               ----------------- ------------------

(LOSS) BEFORE PROVISION  (BENEFIT) FOR INCOME TAXES                      (2,834)              (958)

PROVISION  (BENEFIT) FOR INCOME TAXES                                         0               (300)
                                                               ----------------- ------------------

NET (LOSS)                                                              ($2,834)             ($658)
                                                               ================= ==================

(LOSS) PER SHARE DATA:
(Loss) per share:
   Basic                                                                $ (0.82)           $ (0.18)
                                                               ----------------- ------------------
   Diluted                                                              $ (0.82)           $ (0.18)
                                                               ----------------- ------------------

Weighted-average common shares outstanding                                3,437              3,675
                                                               ----------------- ------------------
Weighted-average common and common equivalent shares                      3,437              3,675
                                                               ----------------- ------------------
See notes to condensed consolidated financial statements


RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                     Three Months Ended
                                                                                     March 31,
                                                                             2002                   2001
                                                                     -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                          ($2,834)                 ($658)
  Adjustments to reconcile net income(loss) to net cash (used in) and provided by operating activities:
    Depreciation and amortization                                            4,494                  4,260
    Provision for bad debts                                                   (367)                    81
    Provision for gaming discounts                                               0                     71
    Interest expense                                                         6,688                  6,785
    Interest paid                                                           (9,038)                (9,122)
    Capitalized interest on construction projects
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                34                   (697)
      Decrease (increase) in inventories                                       456                    258
      Decrease (increase) in prepaid expenses
          and other assets                                                    (206)                   390
      Increase (decrease) in accounts payable                                 (145)                  (641)
      Increase (decrease) in accrued liabilities                              (792)                (3,434)
      Increase (decrease) in deferred income taxes                               0                   (300)
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                              (125)                    33
                                                                -------------------     ------------------
       Net cash  provided by  (used in) operating activities                (1,835)                (2,973)
                                                                -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment, Las Vegas, Nevada      (931)                (2,144)
      Capital expenditures - Black Hawk, Colorado                             (459)                  (572)
      Decrease (increase) in other assets                                   (1,115)                   182
                                                                -------------------     ------------------

       Net cash provided by (used in) investing activities                  (2,505)                (2,534)
                                                                -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term borrowings                                        (797)                  (679)
      Purchase of treasury stock, net                                            0                    (33)
      Purchase of Black Hawk 13% 1st Mortgage Notes                              0                 (2,500)
      Issuance of restricted stock                                              75                      8
                                                                -------------------     ------------------
        Net cash  (used in) provided by  financing activities                 (722)                (3,204)
                                                                -------------------     ------------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                           (5,062)               ($8,711)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             $46,606                $52,174
                                                                -------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $41,544                $43,463
                                                                ===================     ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable                            $299                   $293
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

On March 15, 2002 Riviera Gaming Management of New Mexico, Inc. was incorporated in the State of New Mexico.

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

The financial information at March 31, 2002 and for the three months ended March 31, 2002 and 2001 is unaudited. However, such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10K.

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

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three months ended March 31, 2002 and 2001 since the Company incurred a net loss. The number of potentially dilutive options was 117,000 and 125,000 for the three months ended March 31, 2002 and 2001, respectively.

Income Taxes

The cash flow projections used by the Company in the application of SFAS 109 for the realization of deferred tax assets indicate that a valuation allowance should be recorded on the tax benefit earned by the Company in the first quarter of 2002. The estimates used are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how the Company operates the business, changes in the labor market or economic downturns in the areas where the Company operates.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of March 31, 2002 the Company has determined that it has no intangible assets or goodwill recorded on its balance sheet, however the Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

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

Recently Adopted Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has determined that the implementation of SFAS No. 144 had no effect on its financial position and results of operations upon implementation.

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. The Company has net yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

2.       LONG TERM DEBT AND COMMITMENTS

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount is being amortized over the life of the 10% Notes on a straight-line basis.

On June 3, 1999, Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary, closed a $45 million private placement of 13% First Mortgage Notes, ("the 13% Notes"). The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. During 2000 and 2001 the Company repurchased approximately $10 million of these bonds. The Company has not guaranteed the $45 million RBH 13% Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the 3 years of RBH operations beginning with the second quarter of 2000 to cover (i) the $5.85 million interest on such Notes if not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million per year as follows:

Operating Period #1   April 1, 2000-December 31, 2000            $6.75 Million
Operating Period #2   January 1, 2001-December 31, 2001          $9.0   Million
Operating Period #3   January 1, 2002-December 31, 2002          $9.0   Million
Operating Period #4   January 1, 2003-March 31, 2003             $2.25 Million

On February 14, 2001, the Company advanced approximately $3.0 million to RBH under this agreement for Operating Period #1 which was used to acquire $2.5 million of the 13% Black Hawk Bonds. Based upon first quarter 2002 results management believes there would be no additional Keep Well amounts due in 2002.

3.       LEGAL PROCEEDINGS

We were party to an action filed in the United States District Court for the Central District of California, (CV 98-2644 (ABC)), entitled Paulson, et al. v. Jefferies, Riviera Holdings Corporation, et al. We and the plaintiffs to this action entered into a settlement agreement effective July 2, 1999.

We and our then directors were parties to an action filed in the United States District Court for the District of Nevada, (CV-S--99-1383-JBR (RLH)), entitled Morgens, Waterfall, Vintiadis & Company, Inc., v. Riviera Holdings Corporation, William L. Westerman, Robert R. Barengo, Richard L. Barovick and James N. Land, Jr., as Directors of Riviera Holdings Corporation. We and the directors settled with the plaintiffs to this action on October 1, 2001.

All parties to both of the above actions have since resolved all outstanding issues and entered into settlement agreements, with each party dismissing all actions against all other parties.

The Company is a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

4.       STOCK REPURCHASES

There were no treasury stock purchases for the first quarter of 2002 and 7,000 shares were purchased at $7.05 in the first quarter of 2001.

5.       ISSUANCE OF RESTRICTED STOCK

There were 15,779 shares of Treasury Stock issued at an average cost of $4.75 under the Restricted Stock Plan at an average market value of $4.75 per share, for executive compensation in the first quarter of 2002. The stock has restrictions as to when it can be traded or sold by its holder, primarily the shares cannot be sold until the executive terminates his employment with the Company. On April 1, 2002 the Company issued 4,771 shares of Treasury Stock at an average cost of $4.75 under the Restricted Stock Plan at an average market value of $5.24 per share.

6.       GUARANTOR INFORMATION

The Company's 10.0% First Mortgage Notes are guaranteed by all of the Company's wholly owned existing significant subsidiaries effective March 2002. These guaranties are full, unconditional, and joint and several.

7. SEGMENT DISCLOSURES

The Company determines its segments based upon review process of the chief decission maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. All intersegment revenues have been eliminated.

                                                          Three Months                Three Months
                                                              Ended                       Ended
                                                            March 31,                   March 31,
(In thousands)                                                 2002                        2001

Net revenues:
         Riviera Las Vegas                                       $34,709                     $41,229
         Riviera Black Hawk                                       11,789                      10,970

                                                          ---------------             ---------------
             Total net revenues                                 $ 46,498                     $52,199
                                                          ===============             ===============

Income (loss) from operations:
         Riviera Las Vegas                                        $2,259                      $4,109
         Riviera Black Hawk                                        1,428                       1,336

                                                          ---------------             ---------------
              Total income from operations                        $3,687                      $5,445
                                                          ===============             ===============

EBITDA (1):
         Riviera Las Vegas                                        $5,235                      $7,162
         Riviera Black Hawk                                        2,946                       2,543

                                                          ---------------             ---------------
             Total EBITDA                                         $8,181                      $9,705
                                                          ===============             ===============

EBITDA margin:
         Riviera Las Vegas                                         15.1%                       17.4%
         Riviera Black Hawk                                        25.0%                       23.2%

                                                          ---------------             ---------------
             Total EBITDA                                          17.6%                       18.6%
                                                          ===============             ===============

(1)EBITDA consists of earnings before interest, income taxes, depreciation, amortization, and other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

                                         March 31,                 December 31,
                                            2002                        2001
Assets (2):                                           (in thousands)
         Riviera Las Vegas                  $ 130,578                $ 132,982
         Riviera Black Hawk                    66,849                   67,549

                                       ---------------          ---------------
             Total assets                   $ 197,427                $ 200,531
                                       ===============          ===============

(2)Asset represent property and equipment, net of accumulated depreciation and amortization.

RIVIERA LAS VEGAS REVENUES

The primary marketing effort of the Riviera Las Vegas is not aimed toward residents of Las Vegas, Nevada. Significantly all revenues derived from patrons visiting the Riviera Las Vegas are from other parts of the United States and other countries. Revenues for Riviera Las Vegas from a foreign country or region may exceed 10 percent of all reported segment revenues; however, the Riviera Las Vegas cannot identify such information, based upon the nature of gaming operations.

RIVIERA BLACK HAWK REVENUES

The  casino  in  Black  Hawk,  Colorado,   primarily  serves  the  residents  of
metropolitan Denver, Colorado. As such, management believes that significantly all revenues are derived from within 250 miles of that geographic area.

MANAGEMENT AGREEMENTS

RBH has entered into a management agreement (the RBH Management Agreement) with Riviera Gaming Management of Colorado, Inc. (the Manager), a wholly owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on 1 percent of net revenues (gross revenue less complimentaries) and is paid quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are based on generally accepted accounting principles: (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began as of February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to inter-company service fees. At March 31, 2002, RBH had accrued but not paid, and the Manager had recognized management fees of $2.3 million of which $359,000 are for the three months ended March 31, 2002 and $324,000 are for the three months ended March 31, 2001. These management fees are eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Intercompany management fees have been eliminated from EBITDA from properties for the purpose of this table. Operating Income includes intercompany management fees.

                                                First Quarter         Incr/    % Incr/
                  (In Thousands)               2002        2001      (Decr)     (Decr)
                                               ----        ----      ------     ------

Net revenues:
   Riviera Las Vegas                        $34,709     $41,229     ($6,520)    -15.8%
   Riviera Black Hawk                        11,789      10,970          819      7.5%
                                             ------      ------          ---

       Total Net Revenues                   $46,498     $52,199     ($5,701)    -10.9%
                                            =======     =======     ========    ======

Operating Income (Loss)
   Riviera Las Vegas                         $2,259      $4,109     ($1,850)    -45.0%
   Riviera Black Hawk                         1,428       1,336           92      6.9%
                                              -----       -----           --

       Total Operating Income                $3,687      $5,445     ($1,758)    -32.3%
                                             ======      ======     ========    ======


EBITDA:(1)
   Riviera Las Vegas                         $5,235      $7,162    ($1,927)     -26.9%
   Riviera Black Hawk                         2,946       2,543         403      15.8%
                                              -----       -----         ---

       Total EBITDA                         $ 8,181      $9,705    ($1,524)     -15.7%
                                            =======      ======    ========     ======


EBITDA margin
   Riviera Las Vegas                          15.1%       17.4%       -2.3%
   Riviera Black Hawk                         25.0%       23.2%        1.8%

       Total EBITDA                           17.6%       18.6%       -1.0%
                                              =====       =====     ========

1 EBITDA consists of earnings before interest, income taxes, depreciation, amortization, and others, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Riviera Las Vegas

Revenues

                  Net revenues decreased by approximately $6.5 million, or 15.8%, from $41.2 million in 2001 to $34.7 million in 2002 due primarily to decreased casino, rooms and entertainment revenues. Casino revenues decreased by approximately $1.9 million, or 11.3%, from $16.7 million during 2001 to $14.8 million during 2002 due to a decrease in slot machine revenue. Room revenue decreased $2.0 million, or 15.8%, from $12.7 million in 2001 to $10.7 million in 2002 due to the continued effects of a slower economy and the events of September 11, 2001. Hotel occupancy fell 8.4% from 96.3% in 2001 to 87.9% in 2002 and average daily room rate fell $5.82 from $68.14 in 2001 to $62.32 in 2002. Hotel occupancy improved each month during the first quarter of 2002, from 74.5% in January to 89.5% in February and 99.6% in March. The Company has been able to bring occupancy back to normal levels, however, the average daily rate remained 9% below historical levels in March 2002. Entertainment revenues decreased by approximately $1.7 million, or 29.3%, from $5.9 million during 2001 to $4.2 million during 2002 due primarily to a decrease in Splash and Crazy Girls revenues as result of competition from the openings of new shows on the Las Vegas Strip and a slower economy. Other revenues decreased by approximately $371,000, or 16.0%, from $2.3 million during 2001 to $1.9 million during 2002 due primarily to decreased gift shop and telephone revenues. Promotional allowances decreased by approximately $89,000, or 2.8%, from $3.2 million during 2001 to $3.1 million during 2002 primarily due to decreases in comps related to lower casino activity.

Income from Operations

          Income from operations in Las Vegas declined $1.8 million, or 45%, from $4.1 million in 2001 to $2.3 million in 2002 due to the 15.8% decrease in net revenues which was partially offset by a 12.6% decrease in expenses.Fixed costs in the rooms department and general administrative costs were not reduced in sufficient proportion to compensate for the decline in revenue. Room revenues fell 15.8% while costs were down 8.9%. Total net revenues were down 15.8% while general and administrative costs were down 12.4%.

EBITDA
           Riviera Las Vegas EBITDA, as defined, decreased by approximately $1.9 million, or 26.9%, from $7.2 million in 2001 to $5.2 million in 2002 for reasons described above. During the same periods, EBITDA margin decreased from 17.4% to 15.1% of net revenues. Margins in Las Vegas continue to be pressured by the economy and competitor actions, but have improved each month. The Las Vegas operation is spending more marketing dollars to increase demand and will continue to focus and grow incentive programs through the rest of the year and into 2003.

Riviera Black Hawk

Revenues

                  Net revenues increased by approximately $819,000, or 7.5%, from $11 million in 2001 to $11.8 million in 2002. Casino revenues increased $693,000, or 6.6%, from $10.5 million in 2001 and $11.2 million in 2002 . Gaming revenues in the Black Hawk market grew by a healthy 15.7% in the first quarter of 2002 compared to the first quarter of 2001, more than offsetting the 12% increase in gaming devices as a result of the opening of the Hyatt Casino in December, 2001. This continues a historical trend of growth for the Black Hawk market as new casinos offering a variety of new amenities have expanded the market's appeal to a broader base of customers.

                  Food and beverage revenues were approximately $1.7 million in 2002, of which $1.2 million was complimentary (promotional allowance). Riviera Black Hawk continues to refine its marketing efforts by constantly measuring the success rates of its programs, while monitoring the offerings of competitors. The operation is attempting to strike a balance between player incentives, gaming product, food offerings and entertainment as its primary marketing programs.

Income from Operations

               Income from operations in Black Hawk, Colorado increased $92,000, or 6.9%, from $1.3 million in 2001 to $1.4 million in 2002 due to increased revenues as a result of refi ning our direct marketing and promotional programs for the casino in the first quarter of 2002.

EBITDA

                Riviera Black Hawk EBITDA, as defined, increased $403,000, or 15.8%, from $2.5 million in 2001 to $2.9 million in 2002. EBITDA margin for the first quarter increased to 25% from 23% in the same quarter of the prior year.

Consolidated Operations

Other Income (Expense)

                 Interest expense on the $175 million 10% First Mortgage Notes issued by Riviera Holdings Corporation of $4.4 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $5 million in first quarter of 2001 and 2002. Interest expense on the remaining $35 million of the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $1.7 million in the first quarter of 2002 compared to $1.8 million for the first quarter of 2001.

Net Income (Loss)

                The results of operations decreased $2.1 million from a net loss of $658,000 in 2001 to a net loss of $2.8 million in 2002 due primarily to the continuing effects of a slower economy and the events of September 11, 2001.

EBITDA

                Consolidated EBITDA, as defined, decreased by approximately $1.5 million, or 15.7%, from $9.7 million in 2001 to $8.2 million in 2002. During the same periods, EBITDA margin decreased from 18.6% to 17.6% of net revenues for the reasons described above.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash and cash equivalents of $41.5 million. The cash and cash equivalents decreased $5.1 million during the first three months of 2002 as a result of $1.8 million of cash used in operations, $459,000 in capital expenditures at Riviera Black Hawk, $931,000 in capital expenditures for Riviera Las Vegas and payment of $797,000 of debt.

Cash balances include amounts that may be required to fund the Chairman's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the financial statements, Other Long-Term Liabilities included in Form 10K as filed with the SEC.) Although there is no current intention to require this funding, under certain circumstances, approximately $6.9 million could be disbursed in a short period.

The Las Vegas operations are self insured for workmen's compensation claims. The State of Nevada requires that Riviera Holdings Corporation maintain a $2.5 million tangible net worth, as defined in the statute. If tangible net worth were to fall below $2.5 million, the Company would have to fund a $2.5 million bond with the State or obtain workmen's compensation insurance at a significantly higher cost than its current cost structure.

The aggregate potential cash usage for these two items could approach $10 million, which would reduce the amounts available for other corporate purposes.

Management believes that cash flow from operations, combined with the $41.5 million cash and cash equivalents will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2002 for both the Las Vegas and Black Hawk properties.

Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the $175 million 10% Notes ("the 10% Notes") at maturity on August 15, 2004 and may not be sufficient to pay the remaining $35 million of 13% Notes ("the 13% Notes") at maturity on May 1, 2005. Accordingly, the ability of the Company and its subsidiary to repay the 10% and 13% Notes at maturity will be dependent upon their ability to refinance those notes. There can be no assurance that either the Company or its subsidiary will be able to refinance the principal amount of the 10% and 13% Notes at maturity. The 10% Notes were previously not redeemable at the option of the Company until August 15, 2001, and are now redeemable by the terms of its call provisions at premiums beginning at 105.0% and declining each subsequent year to par in 2003. Riviera Black Hawk, Inc. could redeem 100% of the 13% Notes beginning May 1, 2002, by the terms of its call provisions at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

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

The 10% Notes contain certain covenants, which limit the ability of the Company and its restricted subsidiaries (and its subsidiary Riviera Black Hawk, Inc. under the 13% Notes was unrestricted until 2002), subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain capital expenditure programs under these circumstances, which could have an adverse effect on operations.

In March 2002, the assets of Black Hawk became secondary collateral for the 10% Notes.

At March 31, 2002, the Company believes that it is in compliance with the covenants of both the 10% Notes and the 13% Notes.

Critical Accounting Policies

A description of our critical  accounting policies and estimates can be found in
Item 7 of our 2001 Form 10-K and for a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2001 Form 10-K filed on March 27, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 30 days or less. Such investments are generally not affected by changes in interest rates.

As of March 31, 2002, we had $219.7 million in borrowings. The borrowings include $175 million in notes maturing in 2004, $35 million remaining notes maturing in 2005 and capital leases maturing at various dates through 2005. Interest under the $175 million notes is based on a fixed rate of 10%. Interest on the $35 million notes is 13% with contingent interest if certain operating results are achieved. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $912,000 in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1.2 million is payable over ten years beginning in 2000. The special improvement district bonds bear interest at 5.5%. Other borrowings relate to leases.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in                                                                                               Fair Value
thousands)                     2002      2003       2004       2005       2006    Thereafter     Total    at 3/31/02
     Assets

Short term investments                                                                                $ -        $ -

Average interest rate

Long Term Debt Including Current Portion

Equipment loans and
 capital leases Las Vegas       $ 896    $ 1,326      $ 988       $ 11                            $ 3,221    $ 3,221

Average interest rate            7.8%       7.8%       8.4%       8.4%


 10% First Mortgage Note Las Vegas                $ 174,270                                     $ 174,270  $ 164,500

Average interest rate                                 10.0%

Equipment loans
Black Hawk, Colorado              $ 6                                                                 $ 6        $ 6

Average interest rate           11.2%

Capital leases
 Black Hawk, Colorado          $1,403    $ 2,045    $ 2,263      $ 658                            $ 6,369    $ 6,369

Average interest rate           10.8%      10.8%      10.8%      10.8%

Special Improvement District Bonds
 Black Hawk, Colorado            $ 49      $ 103      $ 109      $ 116      $ 124       $ 411       $ 912      $ 912

Average interest rate            5.5%       5.5%       5.5%       5.5%       5.5%        5.5%


 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                       $ 34,941                           $ 34,941   $ 34,941

Average interest rate                                            13.9%



Part II.  OTHER INFORMATION

Legal Proceedings

We were party to an action filed in the United States District Court for the Central District of California, (CV 98-2644 (ABC)), entitled Paulson, et al. v. Jefferies, Riviera Holdings Corporation, et al. We and the plaintiffs to this action entered into a settlement agreement effective July 2, 1999.

We and our then directors were parties to an action filed in the United States District Court for the District of Nevada, (CV-S--99-1383-JBR (RLH)), entitled Morgens, Waterfall, Vintiadis & Company, Inc., v. Riviera Holdings Corporation, William L. Westerman, Robert R. Barengo, Richard L. Barovick and James N. Land, Jr., as Directors of Riviera Holdings Corporation. We and the directors settled with the plaintiffs to this action on October 1, 2001.

All parties to both of the above actions have since resolved all outstanding issues and entered into settlement agreements, with each party dismissing all actions against all other parties.

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


                                           RIVIERA HOLDINGS CORPORATION


                                           By: /s/ William L. Westerman
                                           William L. Westerman
                                           Chairman of the Board and
                                           Chief Executive Officer

                                           By: /s/ Duane Krohn
                                           Duane Krohn
                                           Treasurer and
                                           Chief Financial Officer


                                           Date: May 13, 2002

                            Riviera Holdings Corporation
                                      Form 10Q
                                   March 31, 2002



Exhibits


  None