Form 10-Q
period 2002-06-30
RIVIERA HOLDINGS CORP
filed 2002-08-09
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549


                                            FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2002
                               ------------------------------------------------
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                           Commission file number  000-21430
                                                  -----------

                               Riviera Holdings Corporation
-------------------------------------------------------------------
                  (Exact name of Registrant as specified in its charter)

          Nevada                                            88-0296885
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


2901 Las Vegas Boulevard South, Las Vegas, Nevada                    89109
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number,
  including area code                  (702) 794-9527
-----------------------------------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X     No
                                                -------     -----


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

As of July 31 , 2002, there were 3,575,372 shares of Common Stock, $.001 par value per share, outstanding.

                         RIVIERA HOLDINGS CORPORATION

                                  INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                             2

Condensed Consolidated Balance Sheets (Unaudited) at June  30, 2002
and December 31, 2001                                                       3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Six Months ended June 30, 2002 and 2001                           4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three and Six Months ended  June 30, 2002 and 2001                          5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        23


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 24

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 6.  Exhibits and Reports on Form 8-k                                  26

Signature Page                                                             25

Exhibits                                                                   26

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of operations and of cash flows for the three and six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews, in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



DELOITTE & TOUCHE LLP

July 30, 2002
Las Vegas, Nevada


RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)                                     June 30       December 31
-----------------------------------------------------------------------------------------------------
                                                                           2002          2001
ASSETS                                                                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                           $ 21,974        $ 46,606
   Accounts receivable, net                                               2,921           3,528
   Inventories                                                            1,807           2,253
   Prepaid expenses and other assets                                      3,493           3,083
   US Treasury bills held to retire bonds                               226,632               0
                                                                   -------------   -------------
       Total current assets                                             256,827          55,470

PROPERTY AND EQUIPMENT, Net                                             195,060         200,531
OTHER ASSETS, Net                                                        18,638           6,728
DEFERRED INCOME TAXES                                                     5,089           5,089
                                                                   -------------   -------------
TOTAL                                                                 $ 475,614       $ 267,818
                                                                   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                    $ 3,297         $ 3,151
   Accounts payable                                                      10,517           8,200
   Accrued interest                                                         343           8,084
   Accrued expenses                                                      13,040          14,740
   Bonds (including accrued interest payable of
     $7,434) to be retired by US Treasury bills                         217,374               0
                                                                   -------------   -------------
     Total current liabilities                                          244,571          34,175
                                                                   -------------   -------------
OTHER LONG-TERM LIABILITIES                                               7,666           7,391
                                                                   -------------   -------------
LONG-TERM DEBT, Net of current portion                                  218,234         217,288
                                                                   -------------   -------------


SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 20,000,000 shares
     authorized; 5,106,776 shares issued at December 31, 2001
     and  June 30, 2002, respectively)                                        5               5
   Additional paid-in capital                                            13,486          13,485
   Treasury stock (1,674,144 shares and 1,653,594 shares at
       December 31, 2001 and June 30, 2002, respectively)               (11,146)        (11,246)

   Retained earnings                                                      2,798           6,720
                                                                   -------------   -------------
      Total stockholders' equity                                          5,143           8,964
                                                                   -------------   -------------
TOTAL                                                                 $ 475,614       $ 267,818
                                                                   =============   =============
See notes to condensed consolidated financial statements


RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001               Three Months Ended           Six Months Ended
(In thousands, except per share  amounts)                                     June 30,                    June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                          2002         2001          2002           2001
REVENUES:
  Casino                                                                 28,863       31,045        54,926         58,314
  Rooms                                                                  10,667       11,736        21,386         24,471
  Food and beverage                                                       8,519        8,493        16,378         16,410
  Entertainment                                                           4,372        5,864         8,580         11,763
  Other                                                                   2,200        2,500         4,251          4,928
                                                                    ------------ ------------ -------------  -------------
            Total revenues                                               54,621       59,638       105,521        115,886
   Less promotional allowances                                            4,767        4,810         9,169          8,858
                                                                    ------------ ------------ -------------  -------------
            Net revenues                                                 49,854       54,828        96,352        107,028
                                                                    ------------ ------------ -------------  -------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                               14,814       16,790        29,186         32,111
    Rooms                                                                 6,272        6,242        11,726         12,228
    Food and beverage                                                     5,545        5,690        10,635         11,002
    Entertainment                                                         2,887        4,126         5,674          8,386
    Other                                                                   741          854         1,421          1,609
Other operating expenses:
    General and administrative                                            9,429       10,557        19,363         21,420
    Depreciation and amortization                                         4,455        4,287         8,949          8,546
                                                                    ------------ ------------ -------------  -------------
            Total costs and expenses                                     44,143       48,546        86,954         95,302
                                                                    ------------ ------------ -------------  -------------

INCOME FROM OPERATIONS                                                    5,711        6,282         9,398         11,726
                                                                    ------------ ------------ -------------  -------------

OTHER (EXPENSE) INCOME:
Interest expense                                                         (6,568)      (6,669)      (13,169)       (13,453)
Interest expense - bonds held for retirement                               (364)                      (364)
Interest income                                                             137          290           229            675
Interest capitalized                                                                                     0              0
Other, net                                                                   (4)         (27)          (16)           (31)
                                                                    ------------ ------------ -------------  -------------
     Total other expense                                                 (6,799)      (6,406)      (13,320)       (12,809)
                                                                    ------------ ------------ -------------  -------------

INCOME (LOSS) BEFORE PROVISION  (BENEFIT) FOR INCOME TAXES               (1,088)        (124)       (3,922)        (1,083)

(BENEFIT) FOR INCOME TAXES                                                    0          (54)            0           (355)
                                                                    ------------ ------------ -------------  -------------

NET INCOME (LOSS)                                                      $ (1,088)       $ (70)     $ (3,922)        $ (728)
                                                                    ============ ============ =============  =============

EARNINGS (LOSS) PER SHARE DATA:
Earnings (loss) per share:
   Basic & Diluted                                                      $ (0.32)     $ (0.02)      $ (1.14)       $ (0.20)
                                                                    ------------ ------------ -------------  -------------
Weighted-average common and common equivalent shares                      3,452        3,668         3,444          3,670
                                                                    ------------ ------------ -------------  -------------
See notes to condensed consolidated financial statements



RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                 Three Months Ended          Six Months Ended
                                                                                 June 30,                    June 30,
                                                                          2002            2001        2002            2001
                                                                      ------------- -------------- ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                       ($1,088)          ($70)     ($3,922)         ($728)
  Adjustments to reconcile net income(loss) to net cash (used in)
    and provided by operating activities:
    Depreciation  and amortization                                        4,455          4,287        8,949          8,546
    Provision for bad debts                                                  22             57         (345)           139
    Provision for gaming discounts                                          (48)           (92)         (48)           (21)
    Interest expense                                                      6,932          6,669       13,533         13,453
    Interest paid                                                        (3,172)        (2,674)     (12,123)       (11,796)
    Changes in operating assets and liabilities:
      Increase in interest receivable on US T-Bills purchased to
          retire bonds                                                      (57)             0          (57)             0
      Decrease (increase) in accounts receivable                            966          2,499        1,000          1,802
      Decrease (increase) in inventories                                    (11)           537          445            795
      Decrease (increase) in prepaid expenses
          and other assets                                                 (204)           (88)        (410)           304
      Increase (decrease) in accounts payable                             1,545            593        1,400            (48)
      Increase (decrease) in accrued liabilities                           (177)        (1,387)        (969)        (4,820)
      Increase (decrease) in deferred income taxes                            0            (55)           0           (355)
      Increase in deferred compensation plan liability                      105            494          105            494
      Increase (decrease) in non-qualified pension plan obligation
          to CEO upon retirement                                           (125)          (283)        (250)          (250)
                                                                       ------------- -------------- ------------  -------------
       Net cash  provided by  operating activities                        9,143         10,487        7,308          7,515
                                                                       ------------- -------------- ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas, Nevada                          (1,337)        (2,451)      (2,268)        (4,595)
      Capital expenditures - Black Hawk, Colorado                          (749)        (1,022)      (1,208)        (1,594)
      Decrease (increase) in other assets                                  (622)          (196)      (1,737)           (15)
                                                                       ------------- -------------- ------------  -------------
       Net cash provided by (used in) investing activities               (2,708)        (3,669)      (5,213)        (6,204)
                                                                       ------------- -------------- ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                  211,781             0      211,781              0
      US Treasury Bills purchased to retire bonds                      (226,576)             0     (226,576)             0
      Increase in deferred loan fees                                    (10,381)                    (10,381)
      Payments on long-term borrowings                                     (854)          (690)      (1,651)        (1,370)
      Purchase of treasury stock                                              0              0            0            (49)
      Increase in paid-in capital                                             0             41            0             41
      Purchase of deferred comp treasury stock                                0           (193)           0           (193)
      Purchase of Black Hawk 13% 1st Mortgage Notes                           0              0            0         (2,500)
      Issuance of restricted stock                                           25             91          100            116
                                                                       ------------- -------------- ------------  -------------
        Net cash  (used in) provided by  financing activities           (26,005)          (751)     (26,727)        (3,955)
                                                                       ------------- -------------- ------------  -------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                       (19,570)         6,067      (24,632)        (2,644)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         $ 41,544       $ 43,463     $ 46,606       $ 52,174
                                                                       ------------- -------------- ------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 21,974       $ 49,530     $ 21,974       $ 49,530
                                                                       ============= ============== ============  =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable                          $65           $232          $65           $232
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

On March 15, 2002 Riviera Gaming Management of New Mexico, Inc. was incorporated
in  the  State  of  New Mexico.   On  June 5, 2002  Riviera Gaming Management of
Missouri, Inc. was incorporated in the State of Missouri.

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

The financial information at June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 is unaudited. However, such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

Interest Expense on Bonds Held for Retirement

The Company reports interest expense separately for bonds to be retired when funds have been segregated for that specific purpose.

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three and six months ended June 30, 2002 and 2001 since the Company incurred a net loss. The number of potentially dilutive options was 285,500 and 113,000 for the three and six months ended June 30, 2002 and 283,500 for the three and six months ended June 30, 2001.

Income Taxes

The cash flow projections used by the Company in the application of SFAS 109 for the realization of deferred tax assets indicate that a valuation allowance should be recorded on the tax benefit earned by the Company in 2002. The estimates used are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how the Company operates the business, changes in the labor market or economic downturns in the areas where the Company operates.

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

Recently Issued Accounting Pronouncements

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

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. The effect on our consolidated financial position and results of operations of the adoption of SFAS No. 145 will be that we recognize and report bond retirement costs as an operating expense.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently assessing but has not yet determined the impact of SFAS No. 146 on its financial position and results of operations.

Recently Adopted Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of June 30, 2002 the Company has determined that it has no intangible assets or goodwill recorded on its balance sheet, and accordingly the adoption of SFAS No. 142 had no impact on its financial position or results of operations.

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

2.       LONG TERM DEBT AND COMMITMENTS

On June 26, 2002, the Company issued 11% Senior Secured Notes ("the 11% Notes") with a principal amount of $215 million. The Notes were issued at a discount in the amount of $3.2 million. The discount is being amortized over the life of the 11% Notes. The Company incurred fees of approximately $9.3 million with the issuance of the $215 million 11% Notes which are included in other assets at June 30, 2002 and are being amortized to interest expense over the life of the indebtedness.

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount was being amortized over the life of the 10% Notes on a straight-line basis. The Notes were defeased on June 26, 2002 as part of our new $215 million dollar Senior Secured Note offering and will be redeemed on August 15, 2002.

On June 3, 1999, Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary, closed a $45 million private placement of 13% First Mortgage Notes, ("the 13% Notes"). The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. During 2000 and 2001 the Company repurchased approximately $10 million of these bonds. The Notes were defeased on June 26, 2002 as part of our new $215 million dollar Senior Secured Note offering and were redeemed on July 26, 2002.

3.       LEGAL PROCEEDINGS

The Company is a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

4.       STOCK REPURCHASES

There were no treasury stock purchases for the second quarter of 2002 or 2001.

5.       ISSUANCE OF RESTRICTED STOCK

There were 4,771 shares of Treasury Stock issued at an average cost of $4.75 under the Restricted Stock Plan at an average market value of $5,24 per share, for executive compensation in the second quarter of 2002. The stock has restrictions as to when it can be traded or sold by its holder, primarily the shares cannot be sold until the executive terminates his employment with the Company.

6. GUARANTOR INFORMATION

The Company's 11.0% Senior Secured Notes are guaranteed by all of the Company's wholly owned existing significant restricted subsidiaries. These guaranties are full, unconditional, and joint and several.

7. SUBSEQUENT EVENT

Effective July 26, 2002 the Company entered in to a $30 million, five year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR derived rate. No advances on this revolver have been requested. The Company incurred loan fees pf approximately $1.5 million which are being expensed over the life of the agreement.

In July 2002, the Company received an income tax refund of approximately $1.9 million.

8. SEGMENT DISCLOSURES

The Company determines its segments based upon review process of the chief decision maker who reviews by geographic gaming market segments: Riviera Las
Vegas and Riviera Black Hawk.   All intersegment revenues have been eliminated.


                                                    Three months ended                    Six months ended
                                                          June 30,                            June 30,
(Dollars in thousands)                           2002              2001               2002               2001

Net revenues:
        Riviera Las Vegas                         $37,227            $42,838            $71,936           $84,068
        Riviera Black Hawk                         12,627             11,990             24,416            22,960

                                              ------------     --------------     --------------     -------------
            Total net revenues                    $49,854           $ 54,828           $ 96,352         $ 107,028
                                              ============     ==============     ==============     =============

Income (loss) from operations:
        Riviera Las Vegas                          $3,530             $4,662             $5,789            $8,770
        Riviera Black Hawk                          2,181              1,620              3,609             2,956

                                              ------------     --------------     --------------     -------------
             Total income from operations          $5,711             $6,282             $9,398           $11,726
                                              ============     ==============     ==============     =============

EBITDA (1):
        Riviera Las Vegas                          $6,417             $7,750            $11,652           $14,910
        Riviera Black Hawk                          3,749              2,819              6,695             5,362

                                              ------------     --------------     --------------     -------------
            Total EBITDA                          $10,166            $10,569            $18,347           $20,272
                                              ============     ==============     ==============     =============

EBITDA margin:
        Riviera Las Vegas                           17.2%              18.1%              16.2%             17.7%
        Riviera Black Hawk                          29.7%              23.5%              27.4%             23.4%

            Total EBITDA                            20.4%              19.3%              19.0%             18.9%

(1) EBITDA consists of earnings before interest, income taxes, depreciation, amortization, and other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.


                                             June 30,        December 31,
                                               2002              2001
Assets (2):                                        (in thousands)
        Riviera Las Vegas                   $128,619          $ 132,982
        Riviera Black Hawk                    66,441             67,549

                                         ------------     --------------
            Total assets                    $195,060          $ 200,531
                                         ============     ==============

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


MANAGEMENT AGREEMENTS

RBH has entered into a management agreement (the RBH Management Agreement) with Riviera Gaming Management of Colorado, Inc. (the Manager), a wholly-owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on 1 percent of net revenues (gross revenue less complimentaries) and is paid quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are derived from amounts calculated using. generally accepted accounting principles: (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began of February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to intercompany service fees. At June 30, 2002, RBH had accrued but not paid, and the Manager had recognized management fees of $2.7 million of which $411,000 are for the three months ended June 30, 2002 and $278,000 are for the three months ended June 30, 2001. These management fees are eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Intercompany management fees have been eliminated from EBITDA from properties for the purpose of this table. Operating Income includes intercompany management fees.

                                                  Second Quarter         Incr/        % Incr/
                  (In Thousands)               2002          2001       (Decr)        (Decr)
                                               ----          ----       ------        ------
Net revenues:
   Riviera Las Vegas                        $37,227       $42,838      ($5,611)       -13.1%
   Riviera Black Hawk                        12,627        11,990           637         5.3%
                                             ------        ------           ---

       Total Net Revenues                   $49,854       $54,828      ($4,974)        -9.1%
                                            =======       =======      ========        =====

Operating Income (Loss)
   Riviera Las Vegas                         $3,530        $4,662      ($1,132)       -24.3%
   Riviera Black Hawk                         2,181         1,620           561        34.6%
                                              -----         -----           ---

       Total Operating Income                $5,711        $6,282        ($571)        -9.1%
                                             ======        ======        ======        =====

EBITDA:(1)
   Riviera Las Vegas                         $6,417        $7,750     ($1,333)        -17.2%
   Riviera Black Hawk                         3,749         2,819          930         33.0%
                                              -----         -----          ---

       Total EBITDA                        $ 10,166       $10,569       ($403)         -3.8%
                                           ========       =======       ======         =====

EBITDA margin
   Riviera Las Vegas                          17.2%        18.1%          -0.9%
   Riviera Black Hawk                         29.7%        23.5%           6.2%

       Total EBITDA                           20.4%        19.3%           1.1%

(1) EBITDA consists of earnings before interest, income taxes, depreciation, amortization, and other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Riviera Las Vegas

Revenues

                  Net revenues decreased by approximately $5.6 million, or 13.1%, from $42.8 million in 2001 to $37.2 million in 2002 due primarily to decreased casino, rooms and entertainment revenues. Casino revenues decreased by approximately $2.6 million, or 13.1%, from $19.6 million during 2001 to $17.0 million during 2002 due to a 7.7% decrease in slot machine revenue. Room revenue decreased $1.1 million, or 9.1%, from $11.7 million in 2001 to $10.6 million in 2002 due to the continued effects of a slower economy and the events of September 11, 2001. Hotel occupancy fell 2.8% from 98.5% in 2001 to 95.8% in 2002 and average daily room rate fell $5.32 from $62.02 in 2001 to $56.70 in 2002. The Company has been able to bring occupancy back to normal levels, however, the average daily rate remained 8.6% below historical levels in June 2001. Entertainment revenues decreased by approximately $1.5 million, or 26.4%, from $5.8 million during 2001 to $4.3 million during 2002 due primarily to a decrease in Splash and Crazy Girls revenues as result of competition from the openings of new shows on the Las Vegas Strip and a slower economy. Other revenues decreased by approximately $402,000, or 16.9%, from $2.4 million during 2001 to $2.0 million during 2002 due primarily to decreased gift shop and telephone revenues. Promotional allowances decreased by approximately $141,000, or 3.7%, from $3.8 million during 2001 to $3.7 million during 2002 primarily due to decreases in comps related to lower casino activity.

Income from Operations

                Income from operations in Las Vegas declined $1.1 million, or 24.3%, from $4.6 million in 2001 to $3.5 million in 2002 due to the 13.1% decrease in net revenues which was partially offset by an 11.7% decrease in expenses. Rooms department fixed expenses did not decline in proportion to revenues which accounted for the decline in income from operations.

EBITDA

                Riviera Las Vegas EBITDA, as defined, decreased by approximately $1.3 million, or 17.2%, from $7.7 million in 2001 to $6.4 million in 2002 for reasons described above. During the same periods, EBITDA margin decreased from 18.1% to 17.2% of net revenues. Margins in Las Vegas continue to be pressured by the economy and competitor actions, but have improved each month. The Las Vegas operation is spending more marketing dollars to increase demand and will continue to focus and grow incentive programs through the rest of the year and into 2003.

Riviera Black Hawk

Revenues

                  Net revenues increased by approximately $637,000, or 5.3%, from $12.0 million in 2001 to $12.6 million in 2002. Casino revenues increased $390,000, or 3.4%, from $11.4 million in 2001 and $11.8 million in 2002 . This continues a historical trend of growth for the Black Hawk market as new casinos offering a variety of new amenities have expanded the market's appeal to a broader base of customers. The Black Hawk market grew by a healthy 12.5% in the second quarter of 2002 compared to the second quarter of 2001.

                  Food and beverage revenues were approximately $1.6 million in 2002, of which $1.1 million was complimentary (promotional allowance). Riviera Black Hawk continues to refine its marketing efforts by constantly measuring the success rates of its programs, while monitoring the offerings of competitors. The operation is attempting to strike a balance between player incentives, gaming product, food offerings and entertainment in order to implement a more cost effective marketing plan that will have a positive impact on profitability.

Income from Operations

                       Income from operations in Black Hawk, Colorado increased $561,000, or 34.6%, from $1.6 million in 2001 to
$2.2 million in 2002 due to increased revenues as a result of refining our direct marketing and promotional programs for the casino in the second quarter of 2002.

EBITDA

                Riviera Black Hawk EBITDA, as defined, increased $930,000, or 33.0%, from $2.8 million in 2001 to $3.7 million in 2002. EBITDA margin for the second quarter increased to 29.7% from 23.5% in the same quarter of the prior year.

Consolidated Operations

Other Income (Expense)

                  Interest expense on the $175 million 10% First Mortgage Notes issued by Riviera Holdings Corporation of $4.4 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $5 million in 2001 and 2002. Interest expense on the remaining $35 million of the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $1.7 million in the second quarter of 2002 compared to $1.7 million for the second quarter of 2001. In addition a new offering of $215 million Senior Secured Notes (refinancing the 10% and 13% notes) incurred interest of $353,000 in the second quarter of 2002.

Net Income (Loss)

                  The results of operations decreased $1.0 million from net loss of $70,000 in 2001 to a net loss of $1.1 million in 2002 due primarily to the continuing effects of a slower economy and the events of September 11, 2001.

EBITDA
                Consolidated EBITDA, as defined, decreased by approximately $403,000, or 3.8%, from $10.6 million in 2001 to $10.2 million in 2002. During the same periods, EBITDA margin increased from 19.3% to 20.4% of net revenues for the reasons described above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Intercompany management fees have been eliminated from EBITDA from properties for the purpose of this table. Operating Income includes intercompany management fees.

                                                Six Months Ended         Incr/      % Incr/
                  (In Thousands)               2002         2001        (Decr)        (Decr)
                                               ----         ----        ------        ------

Net revenues:
   Riviera Las Vegas                        $71,936      $84,068      ($12,132)       -14.4%
   Riviera Black Hawk                        24,416       22,960          1,456         6.3%
                                             ------       ------          -----         ----

       Total Net Revenues                   $96,352     $107,028      ($10,676)       -10.0%
                                            =======     ========      =========       ======

Operating Income (Loss)
   Riviera Las Vegas                         $5,789       $8,770       ($2,981)       -34.0%
   Riviera Black Hawk                         3,609        2,956            653        22.1%
                                              -----        -----            ---        -----

       Total Operating Income                $9,398      $11,726       ($2,328)       -19.9%
                                             ======      =======       ========       ======


EBITDA:(1)
   Riviera Las Vegas                        $11,652      $14,910      ($3,258)        -21.9%
   Riviera Black Hawk                         6,695        5,362         1,333         24.9%
                                              -----        -----         -----         -----

       Total EBITDA                        $ 18,347      $20,272      ($1,925)         -9.5%
                                           ========      =======      ========         =====


EBITDA margin
   Riviera Las Vegas                          16.2%        17.7%          -1.5%
   Riviera Black Hawk                         27.4%        23.4%           4.0%

       Total EBITDA                           19.0%        18.9%           0.1%

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

Riviera Las Vegas

Revenues

                  Net revenues decreased by approximately $12.1 million, or 14.4%, from $84.1 million in 2001 to $72.0 million in 2002 due primarily to decreased casino, rooms and entertainment revenues. Casino revenues decreased by approximately $4.5 million, or 12.3%, from $36.4 million during 2001 to $31.9 million during 2002 due to a decrease in slot machine revenue. Room revenue decreased $3.1 million, or 12.6%, from $24.5 million in 2001 to $21.4 million in 2002 due to the continued effects of a slower economy and the events of September 11, 2001. Hotel occupancy fell 5.6% from 97.4% in 2001 to 91.8% in 2002 and average daily room rate fell $5.65 from $65.02 in 2001 to $59.37 in 2002. The Company has been able to bring occupancy back to normal levels, however, the average daily rate remained 8.6% below historical levels in June 2002. Entertainment revenues decreased by approximately $3.3 million, or 27.9%, from $11.7 million during 2001 to $8.4 million during 2002 due primarily to a decrease in Splash and Crazy Girls revenues as result of competition from the openings of new shows on the Las Vegas Strip and a slower economy. Other revenues decreased by approximately $775,000, or 16.5%, from $4.7 million during 2001 to $3.9 million during 2002 due primarily to decreased gift shop and telephone revenues. Promotional allowances decreased by approximately $229,000, or 3.3%, from $7.0 million during 2001 to $6.8 million during 2002 primarily due to decreases in comps related to lower casino activity.

Income from Operations

               Income from operations in Las Vegas declined $3.0 million, or 34.0%, from $8.8 million in 2001 to $5.8 million in 2002 due to the 14.4% decrease in net revenues which was partially offset by a 12.2% decrease in expenses. Fixed costs in the rooms department and general administrative costs were not reduced in sufficient proportion to compensate for the decline in revenue. Room revenues fell 12.6% while costs were down 4.1%.

EBITDA

                Riviera Las Vegas EBITDA, as defined, decreased by approximately $3.3 million, or 21.9%, from $14.9 million in 2001 to $11.6 million in 2002 for reasons described above. During the same periods, EBITDA margin decreased from 17.7% to 16.2% of net revenues. Margins in Las Vegas continue to be pressured by the economy and competitor actions, but have improved each month. The Las Vegas operation is spending more marketing dollars to increase demand and will continue to focus and grow incentive programs through the rest of the year and into 2003.

Riviera Black Hawk

Revenues

                  Net revenues increased by approximately $1.5 million, or 6.3%, from $22.9 million in 2001 to $24.4 million in 2002. Casino revenues increased $1.1 million, or 4.9%, from $21.9 million in 2001 and $23.0 million in 2002 .

                  Food and beverage revenues were approximately $3.3 million in 2002, of which $2.4 million was complimentary (promotional allowance). Riviera Black Hawk continues to refine its marketing efforts by constantly measuring the success rates of its programs, while monitoring the offerings of competitors. The operation is attempting to strike a balance between player incentives, gaming product, food offerings and entertainment as its primary marketing programs.

Income from Operations

                  Income from operations in Black Hawk, Colorado increased $653,000, or 22.1%, from $3.0 million in 2001 to $3.6 million in 2002 due to increased revenues as a result of refining direct marketing and promotional programs for the casino in the six months of 2002.

EBITDA

                  Riviera Black Hawk EBITDA, as defined, increased $1.3 million, or 24.9%, from $5.4 million in 2001 to $6.7 million in 2002. EBITDA margin for the six months increased to 27.4% from 23.4% for the same period last year.

Consolidated Operations

Other Income (Expense)

                    Interest expense on the $175 million 10% First Mortgage Notes issued by Riviera Holdings Corporation of $8.8 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $10.0 million in 2001 and 2002. Interest expense on the remaining $35 million of the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $3.3 million in the first six months of 2002 compared to $3.5 million for the first six months of 2001. Additionally the new offering of $215 million Senior Secured Notes incurred interest expense of $353,000 for the first six months of 2002.

Net Income (Loss)

                  The results of operations decreased $3.2 million from net loss of $728,000 in 2001 to a net loss of $3.9 million in 2002 due primarily to the continuing effects of a slower economy and the events of September 11, 2001.

EBITDA

                Consolidated EBITDA, as defined, decreased by approximately $1.9 million, or 9.5%, from $20.3 million in 2001 to $18.3 million in 2002. During the same periods, EBITDA margin increased from 18.9% to 19.0% of net revenues for the reasons described above.

Liquidity and Capital Resources

In June 2002, the Company issued $215 million 11% Senior Secured Notes due 2010. The proceeds along with cash on hand was used to defease our 10% First Mortgage Notes due 2004 and Riviera Black Hawk's remaining 13% First Mortgage Notes due 2005 with contingent interest.

On July 26, 2002 the Company entered into a $30 million, five-year senior secured revolving credit facility. The credit facility is secured by substantially the same collateral that secures the 11% Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the 11% Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related financing. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, capital expenditures, minimum EBITDA levels throughout the five-year term, investments, distributions and changes in control of the Company. Under the credit facility, the Company can obtain extensions of credit in the forms of cash advances and letters of credit. The Company is required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco as its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars plus 3.00%. However, the minimum interest rate the Company will be charged on outstanding cash advances is 4.50%. The Company is required to pay a fee on all outstanding letters of credit equal to their face value times an annual percentage rate of 2.5%. Additionally, if the Company is in default under the credit facility (which would include a default under the 11% Notes), the credit facility lender may increase the interest rate and letter of credit fee by an additional 2.00% per year during the period of the default.

At June 30, 2002, the Company had cash and cash equivalents of $22 million. The cash and cash equivalents decreased $19.6 million during the first six months of 2002, including, $7.3 million of cash provided by operations, $5.2 million of cash outflow for investing activities and $ 26.7 million outflow for financing activities.

Cash balances include amounts that may be required to fund the Chairman's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the financial statements, Other Long-Term Liabilities included in Form 10K as filed with the SEC.) Although there is no current intention to require this funding, the company might need to disburse, approximately $7.0 million for this purpose in a short period.

The Las Vegas operations are self insured for workmen's compensation claims. The State of Nevada requires that Riviera Holdings Corporation maintain a $2.5 million tangible net worth, as defined in the statute. If tangible net worth were to fall below $2.5 million, the Company would have to fund a $2.5 million bond with the State or obtain workmen's compensation insurance at a significantly higher cost than its current cost structure. The State has notified the Company that it qualifies for self insurance through April of 2003.

Management believes that cash flow from operations, combined with the $22 million cash and cash equivalents and the new $30 million revolving credit facility will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2002 for both the Las Vegas and Black Hawk properties and provide initial investments in the potential Missouri and New Mexico projects.

Cash flow from operations may not to be sufficient to pay 100% of the principal of the $215 million 11% Notes ("the 11% Notes") at maturity on June 15, 2010. Accordingly, the ability of the Company to repay Notes at maturity may be dependent upon our ability to refinance those notes. There can be no assurance that the Company will be able to refinance the principal amount of the 11% Notes at maturity.

The 11% Notes provide that, in certain circumstances, the Company and its subsidiary must offer to repurchase the 11% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiary would be unable to pay the principal amount of the 11% Notes without a refinancing.

The 11% Notes contain certain covenants, which limit the ability of the Company and its restricted subsidiaries subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain capital expenditure programs under these circumstances, which could have an adverse effect on operations.

At June 30, 2002, the Company believes that it is in compliance with the covenants of the 10% Notes, the 13% Notes and the 11% Notes.

Recently Issued Accounting Pronouncements

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

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the

Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. The effect on our consolidated financial position and results of operations of the adoption of SFAS No. 145 will be that we recognize and report bond retirement costs as an operating expense.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently assesing but has not yet determined the impact of SFAS No. 146 on its financial position and results of operations.

Recently Adopted Accounting Pronouncements

        In June 2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of June 30, 2002 the Company has determined that it has no intangible assets or goodwill recorded on its balance sheet, and accordingly the adoption of SFAS No. 142 had no impact on its financial position or results of operations.

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

As of June 30, 2002, we had $221.5 million in borrowings. The borrowings include $215 million in notes maturing in 2010 and capital leases maturing at various dates through 2005. Interest under the $215 million notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $912,000 in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over ten years beginning in 2000. The special improvement district bonds bear interest at 5.5%.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in                                                                                                Fair Value
thousands)                      2002       2003       2004       2005       2006    Thereafter    Total    at 6/30/02
     Assets

Short term investments                                                                             $ -         $ -
Average interest rate

Long Term Debt Including Current Portion

Equipment loans and
 capital leases Las Vegas         $ 601    $ 1,326      $ 988       $ 11                           $ 2,926     $ 2,926
Average interest rate              8.0%       7.8%       7.8%       8.4%

11% Senior Secured Notes                                                              $211,781    $211,781    $211,781
Average interest rate                                                                    11.6%

Capital leases
 Black Hawk, Colorado             $ 946    $ 2,045    $ 2,263      $ 658                           $ 5,912     $ 5,912
Average interest rate             10.8%      10.8%      10.8%      10.8%

Special Improvement District Bonds
 Black Hawk, Colorado              $ 49      $ 103      $ 109      $ 116      $ 124      $ 411       $ 912       $ 912
Average interest rate              5.5%       5.5%       5.5%       5.5%       5.5%       5.5%

-----------------------------------------------------------------------------------------------------------------------
Bonds held for retirement

 13% First Mortgage Note
Black Hawk, Colorado casino
project                         $34,941                                                           $ 34,941    $ 34,941
Average interest rate             14.0%

 10% First Mortgage Note
 Las Vegas                    $ 175,000                                                          $ 175,000   $ 175,000
Average interest rate             10.6%


Part II.  OTHER INFORMATION


Item 1. Legal Proceedings

The Company is a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 14, 2002, the Company held its annual meeting of shareholders at which the Company's board of directors was elected. The voting results as to each director nominee were as follows (with no abstentions or broker nonvotes):

                                         Votes                      Votes
                                          For                Against or Withheld
William L. Westerman                  2,959,295                    18,468
Robert R. Barengo                     2,965,460                    12,303
James N. Land, Jr.                    2,965,460                    12,303
Jeffrey A. Silver                     2,963,923                    13,840
Paul A. Harvey                        2,963,818                    13,945

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  See list of exhibits on page 26.

     (b) During the second quarter of 2002, the Company filed reports on Form 8-K on April 22, June 6, June 21, June 27, and June 28, 2002. Each Form 8-K reported Item Nos. 5 and 7 which, in the April 22, 2002 filing, included summary financial information for the Company's first quarter.

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


                                           RIVIERA HOLDINGS CORPORATION


                                           By: /s/ William L. Westerman
                                           William L. Westerman
                                           Chairman of the Board and
                                           Chief Executive Officer

                                           By: /s/ Duane Krohn
                                           Duane Krohn
                                           Treasurer and
                                           Chief Financial Officer


                                           Date: August 9, 2002

                          Riviera Holdings Corporation
                                    Form 10Q
                                 June 30, 2002

Exhibit No.                                          Description

10.1*Registration Rights Agreement dated as of June 26, 2002 by and among the Company, the Guarantors party thereto, and Jefferies & Company, Inc. (see
     Exhibit 10.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.2*Purchase  Agreement dated June 19,  2002 among the Company,  the Guarantors party thereto, and Jefferies & Company, Inc. (see Exhibit 10.2 to Registration Statement on Form S-4 filed with the Commission on August 9,
     2002)

10.3*Deed of Trust,  Assignment of Rents,  Leases,  Fixture  Filing and Security
     Agreement dated June 26, 2002, executed by the Company for the benefit of The Bank of New York (see Exhibit 10.21 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.4*Deed of Trust to Public  Trustee,  Security  Agreement,  Fixture Filing and
     Assignment of Rents, Leases and Leasehold Interests dated as of June 26, 2002, by Riviera Black Hawk, Inc. for the benefit of The Bank of New York (see Exhibit 10.22 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.5*Security  Agreement dated June 26,  2002 by and among the Company,  Riviera
     Operating Corporation, Riviera Gaming Management, Inc., Riviera Gaming Management of Colorado, Inc., Riviera Black Hawk, Inc, and The Bank of New York (see Exhibit 10.23 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.6*Assignment of Rents,  Leases and Leasehold  Interests  dated as of June 26,
     2002 by Riviera Black Hawk, Inc. for the benefit of The Bank of New York (see Exhibit 10.24 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.7*Stock Pledge and Security  Agreement dated June 26,  2002,  executed by the
     Company (see Exhibit 10.25 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.8* Stock Pledge and Security  Agreement  dated  June 26,  2002,  executed by
     Riviera Operating Corporation (see Exhibit 10.26 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.9* Stock Pledge and Security  Agreement  dated  June 26,  2002,  executed by
     Riviera  Gaming  Management,   Inc.  (see  Exhibit  10.27  to  Registration
     Statement on Form S-4 filed with the Commission on August 9, 2002)

10.10* Environmental Indemnity dated as of June 26, 2002 by and among the Company and Riviera Black Hawk, Inc., as indemnitors, and The Bank of New York, as trustee (see Exhibit 10.28 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.11* Environmental Indemnity dated as of June 26, 2002 by and between the Company, as indemnitor, and The Bank of New York, as trustee (see Exhibit
     10.29 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.12* Loan and Security Agreement dated as of July 26, 2002 by and among the Company and the other Borrower parties thereto, the Guarantors parties thereto and Foothill Capital Corporation (see Exhibit 10.30 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.13* Intercreditor Agreement dated as of July 26, 2002 by and between The Bank of New York, as trustee, and Foothill Capital Corporation (see Exhibit
     10.31 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.14* Fee Letter,  dated July 26,  2002,  issued by the Company,  Riviera Black
     Hawk, Inc. and Riviera Operating Corporation to Foothill Capital Corporation (see Exhibit 10.32 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.15* Intellectual Property Security Agreement dated as of July 26, 2002 by and between the Company and the other Debtors parties thereto, and Foothill Capital Corporation (see Exhibit 10.33 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.16* Environmental  Indemnity dated July 26, 2002 from the Company in favor of
     Foothill Capital Corporation (see Exhibit 10.35 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.17* Continuing  Guaranty  dated July 26,  2002 by and among the Company,  the other Borrowers parties thereto and the Guarantors parties thereto in favor of Foothill Capital Corporation (see Exhibit 10.36 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.18* Subordination  Agreement dated July 26, 2002 by and among the Company and the other Creditors parties thereto in favor of Foothill Capital Corporation (see Exhibit 10.37 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.19* Stock Pledge and Security Agreement dated July 26,  2002, executed by the
     Company (see Exhibit 10.38 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.20* Stock Pledge and Security  Agreement  dated  July 26,  2002,  executed by
     Riviera Operating Corporation (see Exhibit 10.39 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.21* Stock Pledge and Security  Agreement  dated  July 26,  2002,  executed by
     Riviera  Gaming  Management,   Inc.  (see  Exhibit  10.40  to  Registration
     Statement on Form S-4 filed with the Commission on August 9, 2002)

10.22* Environmental  Indemnity dated July 26, 2002 from the Company and Riviera
     Black Hawk,  Inc. in favor of Foothill  Capital  Corporation  (see  Exhibit
     10.42 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

99.1            CEO Officers Certification

99.2            CFO Officers Certification


* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to it as it appeared in the Company's Registration Statement on Form S-4 filed with the Commission on the same date as the filing of this Form 10-Q.