Form 10-Q
period 2002-09-30
RIVIERA HOLDINGS CORP
filed 2002-11-12
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended   September 30, 2002
                                       OR
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __No__

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of October 31, 2002, there were 3,579,720 shares of Common Stock, $.001 par value per share, outstanding.



                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                              2

Condensed Consolidated Balance Sheets (Unaudited) at September 30,
2002 and December 31, 2001                                                   3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months ended September 30, 2002 and 2001                      4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three and Nine Months ended  September 30, 2002 and 2001                     5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         26

Item 4.  Controls and Procedures                                            27

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  27

Item 6.  Exhibits and Reports on Form 8-k                                   27

Signature Page                                                              28

Certifications                                                              29

Exhibits                                                                    33

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations and of cash flows for the three and nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

October  22, 2002
Las Vegas, Nevada


RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS   (unaudited)
(In Thousands, except share amounts)                             September 30     December 31
--------------------------------------------------------------------------------------------
                                                                   2002            2001
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $ 27,418        $ 46,606
   Accounts receivable, net                                         3,526           3,528
   Inventories                                                      1,657           2,253
   Prepaid expenses and other assets                                4,009           3,083
                                                              ------------   -------------
       Total current assets                                        36,610          55,470

PROPERTY AND EQUIPMENT, Net                                       191,678         200,531
OTHER ASSETS, Net                                                  14,954           6,728
DEFERRED INCOME TAXES                                               2,964           5,089
                                                              ------------   -------------

TOTAL                                                           $ 246,206       $ 267,818
                                                              ============   =============

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                              $ 3,375         $ 3,151
   Accounts payable                                                 9,062           8,200
   Accrued interest                                                 6,257           8,084
   Accrued expenses                                                14,031          14,740
                                                              ------------   -------------
     Total current liabilities                                     32,725          34,175
                                                              ------------   -------------

OTHER LONG-TERM LIABILITIES                                         7,771           7,391
                                                              ------------   -------------

LONG-TERM DEBT, Net of current portion                            217,438         217,288
                                                              ------------   -------------


SHAREHOLDERS' (DEFICIENCY) EQUITY:
  Common stock ($.001 par value; 20,000,000 shares
    authorized; 5,106,776 shares issued at December 31, 2001
    and September 30, 2002, respectively)                               5               5
   Additional paid-in capital                                      13,485          13,485
   Treasury stock (1,674,144 shares and 1,649,495 shares at
    December 31, 2001 and September 30, 2002, respectively)       (11,121)        (11,246)

   Retained earnings (accumulated deficit)                        (14,097)          6,720
                                                              ------------   -------------
      Total stockholders' (deficiency) equity                     (11,728)          8,964
                                                              ------------   -------------
TOTAL                                                           $ 246,206       $ 267,818
                                                              ============   =============
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
AND 2001                                                 Three Months Ended         Nine Months Ended
(In thousands, except per share  amounts)                   September 30,               September 30,
---------------------------------------------------------------------------------------------------------
                                                            (unaudited)                 (unaudited)

REVENUES:                                                2002          2001          2002           2001
  Casino                                              $ 26,806      $ 29,880      $ 81,732       $ 88,194
  Rooms                                                 11,020         9,987        32,406         34,458
  Food and beverage                                      8,455         7,814        24,834         24,224
  Entertainment                                          4,698         5,483        13,278         17,246
  Other                                                  2,031         2,211         6,281          7,138
                                                     ---------- ------------- -------------  -------------
            Total revenues                              53,010        55,375       158,531        171,260
   Less promotional allowances                           4,398         4,330        13,567         13,188
                                                     ---------- ------------- -------------  -------------
            Net revenues                                48,612        51,045       144,964        158,072
                                                     ---------- ------------- -------------  -------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                              14,751        16,459        43,937         48,570
    Rooms                                                6,036         5,920        17,762         18,148
    Food and beverage                                    5,622         5,626        16,257         16,628
    Entertainment                                        3,280         3,924         8,954         12,311
    Other                                                  709           812         2,130          2,420
Other operating expenses:
    General and administrative                          10,271        10,907        29,633         32,326
    Depreciation and amortization                        4,433         4,384        13,383         12,930
                                                     ---------- ------------- -------------  -------------
            Total costs and expenses                    45,102        48,032       132,056        143,333
                                                     ---------- ------------- -------------  -------------
INCOME FROM OPERATIONS                                   3,510         3,013        12,908         14,739
                                                     ---------- ------------- -------------  -------------

OTHER (EXPENSE) INCOME :
Interest expense                                        (6,863)       (6,649)      (19,975)       (20,180)
Interest expense, net - Due to Defeasance               (2,328)            0        (2,692)             0
Loss on extinguishment of debt                         (11,211)            0       (11,211)             0
Interest income                                              4           308           176          1,062
Other, net                                                  (7)            9           (23)           (23)
                                                     ---------- ------------- -------------  -------------
     Total other expense                               (20,405)       (6,332)      (33,725)       (19,141)
                                                     ---------- ------------- -------------  -------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                   (16,895)       (3,319)      (20,817)        (4,402)

BENEFIT FOR INCOME TAXES                                     0          (819)            0         (1,174)
                                                     ---------- ------------- -------------  -------------

NET LOSS                                             $ (16,895)     $ (2,500)    $ (20,817)      $ (3,228)
                                                     ========== ============= =============  =============

LOSS PER SHARE DATA:
Loss per share:
   Basic & Diluted                                     $ (4.89)      $ (0.71)      $ (6.04)       $ (0.89)
                                                     ---------- ------------- -------------  -------------
Weighted-average common and common equivalent shares     3,456         3,513         3,448          3,618
                                                     ---------- ------------- -------------  -------------


See notes to condensed consolidated financial statements

 RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                  Three Months Ended    Nine Months Ended
                                                                   September 30,        September 30,
                                                                    (unaudited)          (unaudited)
                                                               2002          2001     2002          2001
                                                           -----------  ----------- ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                     ($16,895)     ($2,500)   ($20,817)   ($3,228)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation  and amortization                              4,433        4,384      13,383     12,930
    Provision for bad debts                                       127           16        (218)       155
    Provision for gaming discounts                                  0          (49)        (48)       (70)
    Interest expense                                            6,863        6,649      19,975     20,180
    Interest paid                                                (216)      (9,076)    (12,339)   (20,950)
    Interest expense, net, Bonds held for retirement            2,328                    2,692
    Interest expense, net, Bonds held for retirement, paid     (2,548)                  (2,548)
    Loss on extinguishment of debt                             11,211                   11,211
    Loss on extinguishment of debt paid                        (6,646)                  (6,646)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                 (733)          14         267      1,816
      Decrease (increase) in inventories                          151          319         596      1,114
      Decrease (increase) in prepaid expenses
          and other assets                                       (515)         578        (926)       882
      Increase (decrease) in accounts payable                    (538)      (1,315)        862     (1,363)
      Increase (decrease) in accrued liabilities                1,678        2,565         709     (2,255)
      Increase (decrease) in deferred income taxes              2,125         (819)      2,125     (1,174)
      Increase in deferred compensation plan liability             10           76         115        570
      Increase (decrease) in non-qualified pension plan
          obligation to CEO upon retirement                      (125)        (125)       (375)      (375)
                                                           -----------  ----------- ----------- ----------
       Net cash  provided by  operating activities                710          717       8,018      8,232
                                                           -----------  ----------- ----------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas, Nevada                  (666)      (2,312)     (2,934)    (6,907)
      Capital expenditures - Black Hawk, Colorado                (387)        (613)     (1,595)    (2,207)
      Decrease (increase) in other assets                        (140)         (27)     (1,877)       (42)
                                                           -----------  ----------- ----------- ----------
       Net cash used in investing activities                   (1,193)      (2,952)     (6,406)    (9,156)
                                                           -----------  ----------- ----------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                             0            0     211,781          0
      US Treasury Bills to provide for defeasance of debt     226,576            0           0          0
      Decrease (increase) in deferred loan fees                     0                  (10,381)
      Payments on long-term borrowings                       (220,674)        (702)   (222,325)    (2,072)
      Purchase of treasury stock                                    0         (921)          0       (970)
      Increase in paid-in capital                                   0            0           0         41
      Purchase of deferred comp treasury stock                      0         (582)          0       (775)
      Purchase of Black Hawk 13% 1st Mortgage Notes                 0       (1,000)          0     (3,500)
      Issuance of restricted stock                                 25           25         125        141
                                                           -----------  ----------- ----------- ----------
        Netcash (used in) provided by financing activities      5,927       (3,180)    (20,800)    (7,135)
                                                           -----------  ----------- ----------- ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                5,444       (5,415)    (19,188)    (8,059)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               $ 21,974     $ 49,530    $ 46,606   $ 52,174
                                                           -----------  ----------- ----------- ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 27,418     $ 44,115    $ 27,418   $ 44,115
                                                           ===========  =========== =========== ==========



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

In August 1995, Riviera Gaming Management, Inc. ("RGM") incorporated in the State of Nevada as a wholly owned subsidiary of ROC for the purpose of obtaining management contracts in Nevada and other jurisdictions. In March 1997, Riviera Gaming Management of Colorado was incorporated in the State of Colorado, and in August 1997, Riviera Black Hawk, Inc. ("RBH") was incorporated in the State of Colorado for the purpose of developing a casino in Black Hawk, Colorado which opened February 4, 2000.

On  March  15,  2002,  Riviera  Gaming  Management  of  New  Mexico,   Inc.  was
incorporated in the State of New Mexico. On June 5, 2002, Riviera Gaming Management of Missouri, Inc. was incorporated in the State of Missouri.

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

The financial information at September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 is unaudited. However, such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

Interest Expense, Net - Due to Defeasance

The Company reports interest expense, net of interest earned on defeasing funds, separately for bonds to be retired when funds have been segregated for that specific purpose. The amounts totaling $2.7 million for the nine months ended September 30, 2002 include the interest on the 10% bonds from June 26, 2002 until retirement on August 15, 2002 and the 13% RBH bonds from June 26 until retirement on July 26, 2002, less interest earned on the funds segregated for the retirement.

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three and nine months ended September 30, 2002 and 2001 since the Company incurred a net loss. The number of potentially dilutive options was 115,000 for the three and nine months ended September 30, 2002 and 111,000 for the three and nine months ended September 30, 2001.

Income Taxes

The cash flow projections used by the Company in the application of SFAS 109 for the realization of deferred tax assets indicate that a valuation allowance should be recorded on the tax benefit earned by the Company in 2002. The estimates used are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how the Company operates the business, changes in the labor market or economic downturns in the areas where the Company operates. During 2002 the Company received refunds from 1996 totaling $2.1 million and believe it will be able to file claims for refunds of approximately $500,000 to $600,000 in January 2003 for taxes paid in 1997.

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, cash flow projections for testing asset impairment, certain accrued liabilities and the estimated allowance for receivables. Actual results may differ from estimates.

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

Recently Adopted Accounting Pronouncements

           In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of June 30, 2002 the Company has determined that it has no intangible assets or goodwill recorded on its balance sheet, and accordingly the adoption of SFAS No, 142 had no impact on its financial position or results of operations.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company adopted the provisions of SFAS No. 145 during fiscal year 2002, as permitted. The effect on our consolidated financial position and results of operations of the adoption of SFAS No. 145 was that the Company recognized and reported bond retirement costs as other expense.

2.  OTHER ASSETS

Other assets at September 30, 2002 include deferred loan fees of approximately $11.3 million associated with the refinancing of the Company's debt and capitalized costs associated with the RGM Missouri proposed venture of approximately $700,000 and the RGM New Mexico proposed venture of approximately $1.3 million.

3.   LONG TERM DEBT AND COMMITMENTS

On June 26, 2002, the Company issued 11% Senior Secured Notes ("the 11% Notes") with a principal amount of $215 million. The Notes were issued at a discount in the amount of $3.2 million. The discount is being amortized over the life of the 11% Notes. The Company incurred fees of approximately $9.3 million with the issuance of the $215 million 11% Notes which are included in other assets at September 30, 2002 and are being amortized to interest expense over the life of the indebtedness.

On August 13, 1997, the Company issued 10% First Mortgage Notes ("the 10% Notes") with a principal amount of $175 million. The Notes were issued at a discount in the amount of $2.2 million. The discount was being amortized over the life of the 10% Notes on a straight-line basis, which approximated the effective interest method. The Notes were defeased on June 26, 2002 as part of our new $215 million dollar Senior Secured Note offering and were redeemed on August 15, 2002.

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

Effective July 26, 2002 the Company entered in to a $30 million, five year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR derived rate. No advances on this revolver have been requested. The Company incurred loan fees of approximately $1.5 million which are being expensed over the life of the agreement.

4.   LEGAL PROCEEDINGS

The Company is a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

5.   STOCK REPURCHASES

There were no treasury stock purchases for the nine months ended 2002 or 2001.

6.   ISSUANCE OF RESTRICTED STOCK

There were 4,099 shares of Treasury Stock issued at an average cost of $4.75 under the Restricted Stock Plan for executive compensation for the nine months ended 2002. Those shares had an average market value of $6.10 per share at the time of issuance.

7.   GUARANTOR INFORMATION

The Company's 11.0% Senior Secured Notes and the Foothill $30 million line of credit are guaranteed by all of the Company's wholly owned existing significant restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RGM Missouri and RGM New Mexico are unrestricted subsidiaries of RHC and are not guarantors of the notes.

8.    SUBSEQUENT EVENT

On October 25, 2002, the Company commenced an offer to exchange the 11% Senior Secured Notes that were issued on June 26, 2002 for new notes, with substantially the same terms as the old notes, that have been registered under the Securities Act of 1933. The exchange offer will expire on November 25, 2002, unless the Company extends the expiration date.

9. SEGMENT DISCLOSURES

The Company determines its segments based upon the review process of the chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. Beginning with the September 2002 period, the Company began allocating Corporate overhead in its determination of income
(loss) from operations. All amounts for all periods presented have been revised to reflect this change. All intersegment revenues have been eliminated.

                                             Three months ended        Nine months ended
                                                September 30,             September 30,
(Dollars in thousands)                       2002         2001         2002        2001

Net revenues:
        Riviera Las Vegas                   $35,574     $37,567      $107,510    $121,634
        Riviera Black Hawk                   13,038      13,478        37,454      36,438

                                          ---------- -----------   -----------  ----------
            Total net revenues              $48,612     $51,045      $144,964    $158,072
                                          ========== ===========   ===========  ==========

Income (loss) from operations:
        Riviera Las Vegas                    $3,071      $1,709       $11,370     $13,380
        Riviera Black Hawk                    1,802       2,297         5,411       5,251
                                          ---------- -----------   -----------  ----------
          Property Operating Income           4,873       4,006        16,781      18,631
        Corporate Expenses                   (1,363)       (993)       (3,873)     (3,892)
                                          ---------- -----------   -----------  ----------
             Total income from operations    $3,510      $3,013       $12,908     $14,739
                                          ========== ===========   ===========  ==========

EBITDA (1):
        Riviera Las Vegas                    $5,778      $4,741       $19,943     $22,552
        Riviera Black Hawk                    3,310       3,649        10,005       9,009
                                          ---------- -----------   -----------  ----------
          Property Operating Income           9,088       8,390        29,948      31,561
        Corporate Expenses                   (1,145)       (993)       (3,657)     (3,892)
                                          ---------- -----------   -----------  ----------
            Total EBITDA                     $7,943      $7,397       $26,291     $27,669
                                          ========== ===========   ===========  ==========

EBITDA margin:
        Riviera Las Vegas                     16.2%       12.6%         18.5%      18.5%
        Riviera Black Hawk                    25.4%       27.1%         26.7%      24.7%

            Total EBITDA                      16.3%       14.5%         18.1%      17.5%

(1) EBITDA consists of earnings before interest, income taxes, depreciation, amortization, loss on extinguishment of debt and other, net. WhileEBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cashflow from operating activities, which are determined in accordance with generally accepted accounting principles("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meetits future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarilya measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDAto be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

                                  September 30,   December 31,
                                    2002              2001
Assets (2):                               (in thousands)
        Riviera Las Vegas            $24,432           $ 29,503
        Riviera Black Hawk            65,663             67,549
        Riviera Corporate            101,583            103,479
                                 ------------     --------------
            Total assets            $191,678          $ 200,531
                                 ============     ==============

(2)Asset represent property and equipment and intangible assets, net of accumulated depreciation and amortization. Riviera Holdings Corporation (Corporate) own the Riviera Las Vegas land and building.



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


MANAGEMENT AGREEMENTS

RBH has a management agreement (the RBH Management Agreement) with Riviera Gaming Management of Colorado, Inc. (the Manager), a wholly-owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Beginning with the September 2002 period, the Company began allocating Corporate overhead in its determination of income (loss) from operations. All amounts for all periods presented have been revised to reflect this change. Intercompany management fees have been eliminated from EBITDA from properties for the purpose of this table. Operating Income includes intercompany management fees.

                                          Third Quarter     Incr/     % Incr/
                  (In Thousands)      2002         2001    (Decr)      (Decr)

Net revenues:
   Riviera Las Vegas               $35,574      $37,567   ($1,993)      -5.3%
   Riviera Black Hawk               13,038       13,478      (440)      -3.3%
      Total Net Revenues           $48,612      $51,045   ($2,433)      -4.8%

Operating Income (Loss)
   Riviera Las Vegas                $3,071       $1,709     $1,362      79.7%
   Riviera Black Hawk                1,802        2,297      (495)     -21.5%
   Property Operating Income         4,873        4,006        867      21.6%
   Corporate Expenses (1)           (1,363)        (993)      (370)     37.2%
       Total Operating Income       $3,510       $3,013       $497      16.5%

EBITDA:(2)
   Riviera Las Vegas                $5,778       $4,741    $1,037       21.9%
   Riviera Black Hawk                3,310        3,649      (339)      -9.3%
   Property EBITDA as Adjusted       9,088        8,390       698        8.3%
    Corporate Expenses (1)          (1,145)        (993)     (152)     -15.3%
       Total EBITDA                $ 7,943       $7,397      $546        7.3%

EBITDA margin
   Riviera Las Vegas                 16.2%        12.6%      3.6%
   Riviera Black Hawk                25.4%        27.1%     -1.7%

       Total EBITDA                  16.3%        14.5%      1.8%

Reconciliation of Income from
Operations to EBITDA

Operating Income                   $3,510       $3,013
Depreciation                        4,433        4,384
EBITDA                            $ 7,943      $ 7,397

(1) Deferred compensation plan expenses were $300,000 lower in the third quarter of 2001 as the result of a one-time reduction associated with the price of the Company's stock.
(2) EBITDA consists of earnings before interest, income taxes, depreciation, amortization, loss on extinguishment of debt and other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Riviera Las Vegas

Revenues

                  Net revenues decreased by approximately $2.0 million, or 5.3%, from $37.6 million in 2001 to $35.6 million in 2002 due primarily to decreased casino and entertainment revenues. Casino revenues decreased by approximately $2.6 million, or 15.2%, from $17.2 million during 2001 to $14.6 million during 2002 due to a 11.2% decrease in slot machine revenue. Room revenue increased $1.0 million, or 10.3%, from $10.0 million in 2001 to $11.0 million in 2002 due to an increase in convention room nights. Hotel occupancy was comparable to last year at 93 percent and average daily room rate increased $4.11 from $55.87 in 2001 to $59.98 in 2002. The Company has been able to bring occupancy back to normal levels since September 11, 2001 and increased the average daily rate for the quarter primarily due to increased convention room nights. Entertainment revenues decreased by approximately $772,000, or 14.4%, from $5.3 million during 2001 to $4.6 million during 2002 due primarily to a decrease in Splash and Crazy Girls revenues as result of competition from the openings of new shows on the Las Vegas Strip and a slower economy. Other revenues decreased by approximately $192,000, or 9.2%, from $2.1 million during 2001 to $1.9 million during 2002 due primarily to decreased gift shop and telephone revenues. Promotional allowances decreased by approximately $183,000, or 5.3%, from $3.4 million during 2001 to $3.3 million during 2002 primarily due to decreases in comps related to lower casino activity.

Income from Operations

     Income from operations in Las Vegas increased $1.4 million, or 79.7%, from $1.7 million in 2001 to $3.1 million in 2002 due to the 5.3% decrease in net revenues which was more than offset by an 8.8% decrease in expenses. The decreased expenses were mainly in the area of payroll and casino marketing expenses.

EBITDA

                Riviera Las Vegas EBITDA, as defined, increased by approximately $1.0 million, or 21.9%, from $4.7 million in 2001 to $5.8 million in 2002 for reasons described above. During the same periods, EBITDA margin increased from 12.6% to 16.2% of net revenues.

Riviera Black Hawk

Revenues

                 Net revenues decreased by approximately $440,000, or 3.3%, from $13.5 million in 2001 to $13.0 million in 2002. Casino revenues decreased $460,000, or 3.6%, from $12.7 million in 2001 and $12.2 million in 2002 . Food and beverage revenues were approximately $1.7 million in 2002, of which $1.1 million was complimentary (promotional allowance). Although the Black Hawk market grew at a rate of 7.8 percent, it was substantially below the first six months' rate of 14.1 percent and below the 13.4 percent increase in the supply of slot machines introduced to the market with the opening of the Hyatt Casino in December of last year. Even with the decrease in revenues, our market share remained consistent with last year and was over 100 percent of our fair share (Riviera's share of revenue divided by its share of units) of the market. The Denver area economy has been slowing down over the past year, which we feel has had some impact on consumer confidence and spending. We continue to monitor market conditions and have made several adjustments to our marketing programs to insure that we stay competitive.

Income from Operations

                  Income from operations in Black Hawk, Colorado decreased $495,000, or 21.5%, from $2.3 million in 2001 to $1.8 million in 2002 due to decreased revenues resulting from a lower Colorado economic condition and various road construction projects in and around Black Hawk, Colorado and competition in the market place. As a result, we continue to monitor market conditions and have made several adjustments to our marketing programs to insure we stay competitive.

EBITDA

                Riviera Black Hawk EBITDA, as defined, decreased $339,000, or 9.3%, from $3.6 million in 2001 to $3.3 million in 2002. EBITDA margin for the third quarter decreased to 25.4% from 27.1% in the same quarter of the prior year.

Consolidated Operations

Corporate Expenses

     In the past, we have shown corporate expenses as a part of the Las Vegas operation. Common practice in the industry is to break out corporate expenses that are not directly attributable or allocable to a specific operating unit. This quarter we started breaking out those expenses that were general expenses associated with the public company, including directors fees, listing fees, D&O insurance, executive office payroll and similar expenses. We believe this will make our property EBITDA more comparable to our peers. Deferred compensation plan expenses were $300,000 lower in the third quarter 2001 as a result of a one-time reduction associated with the price of the Company's stock.

Other Income (Expense)

                  Interest expense on the $215 million 11% Senior Secured Notes issued by Riviera Holdings Corporation of $5.9 million plus related amortization of loan fees and other financing costs totaled approximately $6.3 million in 2002. Interest expense on equipment and other financing totaled approximately $500,000 for the quarter.

Net Income (Loss)

                  The results of operations decreased $14.4 million from a net loss of $2.5 million in 2001 to a net loss of $16.9 million in 2002 due primarily to the loss on extinguishment of debt totaling $11.2 million or $3.24 per share. The costs included the call premium on the Company's refinanced 10 percent bonds and Riviera Black Hawk's refinanced 13 percent bonds, the write off of unamortized deferred loan costs associated with the bond issues and the balance of the original issue discount on the 10 percent bonds. Furthermore, the quarterly net income was affected by approximately $2.3 million or $0.66 per share of additional interest expense, net, incurred as a result of the defeasance / retirement of the debt.

EBITDA
                Consolidated EBITDA, as defined, increased by approximately $546,000, or 7.3%, from $7.4 million in 2001 to $7.9 million in 2002. During the same periods, EBITDA margin increased from 14.5% to 16.3% of net revenues for the reasons described above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. The Company began allocating Corporate overhead in its determination of income (loss) from operations. All amounts for all periods presented have been revised to reflect this change. Intercompany management fees have been eliminated from EBITDA from properties for the purpose of this table. Operating Income includes intercompany management fees.

                                         Nine Months Ended     Incr/     % Incr/
                  (In Thousands)         2002        2001     (Decr)     (Decr)

Net revenues:
   Riviera Las Vegas                  $107,510    $121,634   ($14,124)    -11.6%
   Riviera Black Hawk                   37,454      36,438       1,016      2.8%
       Total Net Revenues             $144,964    $158,072   ($13,108)     -8.3%

Operating Income (Loss)
   Riviera Las Vegas                   $11,370     $13,380    ($2,010)    -15.0%
   Riviera Black Hawk                    5,411       5,251         160      3.0%
     Property Operating Income          16,781      18,631     (1,850)     -9.9%
    Corporate Expenses                 (3,873)     (3,892)          19     -0.5%
       Total Operating Income          $12,908     $14,739    ($1,831)    -12.4%

EBITDA:(1)
   Riviera Las Vegas                   $19,943     $22,522   ($2,609)     -11.6%
   Riviera Black Hawk                   10,005       9,009        996      11.1%
     Property EBITDA, as Adjusted       29,948      31,561    (1,613)      -5.1%
    Corporate Expenses                 (3,657)     (3,892)        235      -6.0%
        Total EBITDA                  $ 26,291     $27,669   ($1,378)      -5.0%

EBITDA margin
   Riviera Las Vegas                     18.5%       18.5%       0.0%
   Riviera Black Hawk                    26.7%       24.7%       2.0%

       Total EBITDA                      18.1%       17.5%       0.6%

Reconciliation of Income from
Operations to EBITDA

Operating Income                       $12,908      $14,739
Depreciation                            13,383       12,930
EBITDA                                $ 26,291     $ 27,669

(1) EBITDA consists of earnings before interest, income taxes, depreciation, amortization, loss on extinguishment of debt and other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.
Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.


Riviera Las Vegas

Revenues

                  Net revenues decreased by approximately $14.1 million, or 11.6%, from $121.6 million in 2001 to $107.5 million in 2002 due primarily to decreased casino, rooms and entertainment revenues. Casino revenues decreased by approximately $7.1 million, or 13.2%, from $53.6 million during 2001 to $46.5 million during 2002 due to a decrease in slot machine revenue. Room revenue decreased $2.1 million, or 6.0%, from $34.5 million in 2001 to $32.4 million in 2002 due to the continued effects of a slower economy and the events of September 11, 2001. Hotel occupancy fell 3.9% from 96.0% in 2001 to 92.1% in 2002 and the average daily room rate fell $2.45 from $62.03 in 2001 to $59.58 in 2002. Entertainment revenues decreased by approximately $4.0 million, or 23.7%, from $17.0 million during 2001 to $13.0 million during 2002 due primarily to a decrease in Splash and Crazy Girls revenues as result of competition from the openings of new shows on the Las Vegas Strip and a slower economy. Other revenues decreased by approximately $966,000, or 14.2%, from $6.8 million during 2001 to $5.8 million during 2002 due primarily to decreased gift shop and telephone revenues. Promotional allowances decreased by approximately $412,000, or 3.9%, from $10.5 million during 2001 to $10.1 million during 2002 primarily due to decreases in comps related to lower casino activity.

Income from Operations

     Income from operations in Las Vegas declined $2.0 million, or 15.0%, from $13.4 million in 2001 to $11.4 million in 2002 due to the 11.6% decrease in net revenues which was partially offset by a 11.1% decrease in expenses. Fixed costs in the rooms department and general administrative costs were not reduced in sufficient proportion to compensate for the decline in revenue. Room revenues fell 6.0% while costs were down 2.1%.

EBITDA

                Riviera Las Vegas EBITDA, as defined, decreased by approximately $2.6 million, or 11.6%, from $22.6 million in 2001 to $20.0 million in 2002 for reasons described above. During the same periods, EBITDA margin remained the same at 18.5% of net revenues. Margins in Las Vegas continue to be pressured by the economy and competition, but have improved each month. The Las Vegas operation is spending more marketing dollars to increase demand and will continue to focus and improve incentive programs through the rest of the year and into 2003.

Riviera Black Hawk

Revenues

                  Net revenues increased by approximately $1.0 million, or 2.8%, from $36.4 million in 2001 to $37.4 million in 2002. Casino revenues increased $623,000, or 1.8%, from $34.6 million in 2001 to $35.3 million in 2002 .

                  Food and beverage revenues were approximately $5.0 million in 2002, of which $3.5 million was complimentary (promotional allowance). Riviera Black Hawk continues to refine its marketing efforts by constantly measuring the success rates of its programs, while monitoring the offerings of competitors. The operation is attempting to strike a balance between player incentives, gaming product, food offerings and entertainment as its primary marketing programs.

Income from Operations

     Income from operations in Black Hawk, Colorado increased $160,000, or 3.0%, from $5.3 million in 2001 to $5.4 million in 2002 due to increased revenues as a result of refining direct marketing and promotional programs for the casino in the nine months of 2002.

EBITDA

                Riviera Black Hawk EBITDA, as defined, increased $996,000, or 11.1%, from $9.0 million in 2001 to $10.0 million in 2002. EBITDA margin for the nine months increased to 26.7% from 24.7% for the same period last year.

Consolidated Operations

Other Income (Expense)

                    Interest expense on the $215 million 11% Senior Secured Notes issued by Riviera Holdings Corporation of $6.2 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $7.6 million in 2002. Interest on the $175 million First Mortgage Notes plus related costs totaled $9.2 million for the first nine months of 2002. Interest expense on the remaining $35 million of the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $3.2 million in the first nine months of 2002 compared to $5.1 million for the first nine months of 2001. Additionally interest expense due to defeasance totaled $2.7 million for the first nine months.

Net Income (Loss)

                  The results of operations decreased $17.6 million from net loss of $3.2 million in 2001 to a net loss of $20.8 million in 2002 due primarily to the loss on extinguishment of debt totaling $11.2 million, additional interest expense of $2.7 million as a result of the defeasance/retirement of debt and the continuing effects of a slower economy and the events of September 11, 2001.

EBITDA

                Consolidated EBITDA, as defined, decreased by approximately $1.4 million, or 5.0%, from $27.7 million in 2001 to $26.3 million in 2002. During the same periods, EBITDA margin increased from 17.5% to 18.1% of net revenues for the reasons described above.

Liquidity and Capital Resources

In June 2002, the Company issued $215 million 11% Senior Secured Notes due 2010. The proceeds along with cash on hand was used to retire our 10% First Mortgage Notes due 2004 and Riviera Black Hawk's remaining 13% First Mortgage Notes due 2005 with contingent interest.

On July 26, 2002 the Company entered into a $30 million, five-year senior secured revolving credit facility. The credit facility is secured by substantially the same collateral that secures the 11% Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the 11% Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related financing. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, capital expenditures, minimum EBITDA levels throughout the five-year term, investments, distributions and changes in control of the Company. The Company interest rate is prime rate plus 0.75% or LIBOR plus 3.00%, with a minimum of 4.5%. The Company has received no advances under the revolver except for fees which are paid monthly.

At September 30, 2002, the Company had cash and cash equivalents of $27.4 million. The cash and cash equivalents decreased $19.2 million during the first nine months of 2002, including, $8.0 million of cash provided by operations, $6.4 million of cash outflow for investing activities and $20.8 million outflow for financing activities.

Cash balances include amounts that may be required to fund the Chairman's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the financial statements, Other Long-Term Liabilities included in Form 10K as filed with the SEC.) Although there is no current intention to require this funding, the Company could be required to disburse approximately $7.1 million for this purpose in a short period.

Management believes that cash flow from operations, combined with the $27.4 million cash and cash equivalents and the new $30 million revolving credit facility will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2002 for both the Las Vegas and Black Hawk properties and provide initial investments in the potential Missouri and New Mexico projects.

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

At September 30, 2002, the Company believes that it is in compliance with the covenants of the 11% Notes.

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

Recently Adopted Accounting Pronouncements

           In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of June 30, 2002 the Company has determined that it has no intangible assets or goodwill recorded on its balance sheet, and accordingly the adoption of SFAS No, 142 had no impact on its financial position or results of operations.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company adopted the provisions of SFAS No. 145 during fiscal year 2002, as permitted. The effect on our consolidated financial position and results of operations of the adoption of SFAS No. 145 was that the Company recognized and reported bond retirement costs as other expense.

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

Specific factors that might cause actual results to differ from our expectations or might cause us to modify our plans or objectives include, but are not limited to:

         o the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our indebtness;

         o economic, competitive, demographic, business and other conditions in our local and regional markets;

         o changes or developments in laws, regulations or taxes in the gaming industry;

         o actions taken or omitted to be taken by third parties, including our customers, suppliers, competitors and members as well as legislative, regulatory, judicial and other governmental authorities;

         o competition in the gaming industry, including the availability and success of alternative gaming venues and other entertainment attractions;

         o        a decline in the public acceptance of gaming;

         o changes in personnel or compensation, including federal minimum wage requirements;

         o our failure to obtain, delays in obtaining or the loss of any licenses, permits or approvals, including gaming and liquor licenses, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any such licenses, permits or approvals on a timely basis;

         o the loss of any of our casino facilities due to terrorist acts, casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

         o other adverse conditions, such as adverse economic conditions, changes in general customer confidence or spending, increased transportation costs, travel concerns or weather-related factors, that may adversely affect the economy in general and/or the casino industry in particular;

         o our substantial indebtedness, debt service requirements and liquidity constraints;

         o risks related to our notes and to high-yield securities and gaming securities generally;

         o changes in our business strategy, capital improvements or development plans;

         o the availability of additional capital to support capital improvements and development; and

         o factors relating to the current state of world affairs and any further acts of terrorism or any other destabilizing events in the United States or elsewhere.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 30 days or less. Such investments are generally not affected by changes in interest rates.

As of September 30, 2002, we had $220.8 million in borrowings. The borrowings include $215 million in notes maturing in 2010 and capital leases maturing at various dates through 2005. Interest under the $215 million notes is basedon a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%.The borrowings also include $863,000 in a special improvement district bond offering with the City of Black Hawk.The Company's share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over tenyears beginning in 2000. The special improvement district bonds bear interest at 5.5%.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in                                                                                            Fair Value
thousands)                   2002       2003       2004       2005       2006    Thereafter    Total    at 9/30/02
     Assets

Short term investments                                                                          $ -         $ -
Average interest rate

Long Term Debt Including
Current Portion

Equipment loans and
 capital leases Las Vegas   $ 298    $ 1,326      $ 988       $ 11                           $ 2,623     $ 2,623
Average interest rate        8.0%       7.8%       7.8%       8.4%

11% Senior Secured Notes                                                         $211,882    $211,882    $199,169
Average interest rate                                                              11.6%

Capital leases
 Black Hawk, Colorado       $ 479    $ 2,045    $ 2,263      $ 658                           $ 5,445     $ 5,445
Average interest rate       10.8%      10.8%      10.8%      10.8%

Special Improvement District
Bonds
 Black Hawk, Colorado        $ -      $ 103      $ 109      $ 116      $ 124      $ 411       $ 863       $ 863
Average interest rate        5.5%       5.5%       5.5%       5.5%       5.5%       5.5%



Item 4.       Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  See list of exhibits on page 33.

         (b) During the third quarter of 2002, the Company filed reports on Form 8-K on July 31, and September 19, 2002. Each Form 8-K reported Item Nos. 5 and 7 which, in the July 31, 2002 filing, included summary financial information for the Company's second quarter.

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


                                         RIVIERA HOLDINGS CORPORATION


                                         By: /s/ William L. Westerman
                                         William L. Westerman
                                         Chairman of the Board and
                                         Chief Executive Officer

                                         By: /s/ Duane Krohn
                                         Duane Krohn
                                         Treasurer and
                                         Chief Financial Officer


                                         Date: November 8, 2002

CERTIFICATIONS

I, William L. Westerman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Riviera Holdings Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


William L. Westerman
Chairman of the Board and
Chief Executive Officer

CERTIFICATIONS

I, Duane Krohn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Riviera Holdings Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


Duane Krohn
Treasurer and
Chief Financial Officer

                             Riviera Holdings Corporation
                                      Form 10Q
                                 September 30, 2002



Exhibit No.                          Description

10.1* Loan and Security Agreement dated as of July 26, 2002 by and among the Company and the other Borrower parties thereto, the Guarantors parties thereto and Foothill Capital Corporation (see Exhibit 10.30 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.2* Intercreditor Agreement dated as of July 26, 2002 by and between The Bank of New York, as trustee, and Foothill Capital Corporation (see Exhibit 10.31 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.3* Fee Letter, dated July 26, 2002, issued by the Company, Riviera Black Hawk, Inc. and Riviera Operating Corporation to Foothill Capital Corporation(see Exhibit 10.32 to Registration Statement on Form S-4 filed with the Commission on August 9,
                  2002)

10.4* Intellectual Property Security Agreement dated as of July 26, 2002 by and between the Company and the other Debtors parties thereto, and Foothill Capital Corporation (see Exhibit 10.33 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.5* Deed of Trust, Assignment of Rents, Leases, Fixture Filing and Security Agreement dated July 26, 2002, executed by the Company for the benefit of Foothill Capital Corporation (see
                  Exhibit 10.34 to Amendment No. 1 to Registration Statement on Form S-4 filed with the Commission on August 26, 2002)

10.6* Environmental Indemnity dated July 26, 2002 from the Company in favor of Foothill Capital Corporation (see Exhibit 10.35 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.7* Continuing Guaranty dated July 26, 2002 by and among the Company, the other Borrowers parties thereto and the Guarantors parties thereto in favor of Foothill Capital Corporation (see Exhibit 10.36 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.8* Subordination Agreement dated July 26, 2002 by and among the Company and the other Creditors parties thereto in favor of Foothill Capital Corporation (see Exhibit 10.37 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.9* Stock Pledge and Security Agreement dated July 26, 2002, executed by the Company (see Exhibit 10.38 to Registration Statement on Form S-4 filed with the Commission on August 9,
                  2002)

10.10* Stock Pledge and Security Agreement dated July 26, 2002, executed by Riviera Operating Corporation (see Exhibit 10.39 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.11* Stock Pledge and Security Agreement dated July 26, 2002, executed by Riviera Gaming Management, Inc. (see Exhibit 10.40 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

10.12* Deed of Trust to Public Trustee, Security Agreement, Fixture Filing and Assignment of Rents, Leases and Leasehold Interests dated July 26, 2002, executed by Riviera Black Hawk, Inc. for the benefit of Foothill Capital Corporation (see Exhibit 10.41 to Amendment No. 1 to Registration Statement on Form S-4 filed with the Commission on August 26, 2002)

10.13* Environmental Indemnity dated July 26, 2002 from the Company and Riviera Black Hawk, Inc. in favor of Foothill Capital Corporation (see Exhibit 10.42 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002)

* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to it as it appeared in a specified document previously filed with the Commission to which there have been no amendments or changes.