Form 10-K
period 2002-12-31
RIVIERA HOLDINGS CORP
filed 2003-03-17
CIK 899647

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

           (Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2002

[  ]  Transition report pursuant to sections 13 or 15(d) of the Securities
      Exchange Act of 1934 [Fee Required] For the transition period from ____________ to _____________

                        Commission file number 000-21430

                          RIVIERA HOLDINGS CORPORATION
             (Exact name of Registrant as specified in its charter)

       Nevada                                              88-0296885
------------------------                                ----------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                 89109
---------------------------------------                        -----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110
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

           Based on the average bid price for the Registrant's Common Stock as of March 6, 2003 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13,523,081. As of March 6, 2003 the number of outstanding shares of the Registrant's Common Stock was 3,606,155.

Documents incorporated by reference:
2003 definitive proxy statement (to be filed pursuant to Regualation 14A) involving the election of directors: Part III of this Form 10-K.


      ====================================================================
                               Page 1 of 44 pages
                    Exhibit Index Appears on Page 37 hereof.

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

Item 1.   Business............................................................3
             General .........................................................3
             Riviera Las Vegas................................................3
             Riviera Black Hawk...............................................7
             Geographical Markets.............................................8
             Management Activities and New Venues.............................9
             Competition.....................................................10
             Employees and Labor Relations...................................12
             Regulation and Licensing........................................12
             Federal Registration............................................20

Item 2.   Properties.........................................................21

Item 3.   Legal Proceedings..................................................21

Item 4.   Submission of Matters to a Vote of Security Holders................21

Item 5.   Market for the Registrant's Common Stock and Related Security
          Holder Matters.....................................................21

Item 6.   Selected Financial Data............................................22

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................23
             Results of Operations...........................................23
             2002 Compared to 2001...........................................23
             2001 Compared to 2000...........................................25
             Liquidity and Capital Resources.................................28
             Critical Accounting Policies....................................30
             Recently and Adopted Accounting Standards.......................31

Item 7A.  Qualitative and Quantitative Disclosure About Market Risk..........33
             Forward Looking Statements......................................33

Item 8.   Financial Statements and Supplementary Data........................35

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...............................................35

Item 10.  Directors and Executive Officers of the Registrant.................35

Item 11.  Executive Compensation.............................................35

Item 12.  Principal Shareholders.............................................35

Item 13.  Certain Relationships and Related Transactions ....................35

Item 14.  Controls and Procedures............................................35

Item 15.  Exhibits and Reports on Form 8-K...................................36

         PART I

Item 1.    Business

General

           Riviera Holdings Corporation, a Nevada corporation (the "Company"), through its wholly owned subsidiary, Riviera Operating Corporation, a Nevada corporation, owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") located on Las Vegas Boulevard in Las Vegas, Nevada. Opened in 1955, the Riviera Las Vegas has developed a long-standing reputation for delivering high quality, traditional Las Vegas-style gaming, entertainment and other amenities.

           Riviera Holdings Corporation, through its wholly owned subsidiary, Riviera Black Hawk, Inc., owns and operates the Riviera Black Hawk Casino ("Riviera Black Hawk") a limited-stakes casino in Black Hawk, Colorado which opened on February 4, 2000.

           The Chief Decision Maker determines segments based upon geographic gaming markets and also reviews corporate expenses separately. The Company has two segments, the Las Vegas, Nevada market, the Black Hawk, Colorado market. The segment information can be found in Note 16 of the Notes to the Consolidated Financial Statements included in this document.

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

Gaming

           Riviera Las Vegas has 110,000 square feet of casino space. The casino currently has approximately 1,450 slot machines and 31 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) poker, Let It Ride(R) and mini-baccarat. The casino also includes a keno lounge and a 200-seat race and sports book.

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

           Our current management team redirected our business away from high-stakes wagerers in favor of the less volatile mid-level gaming customers. In order to effectively pursue this strategy, we made several strategic changes including reconfiguring the casino space, installing new slot machines, reducing the number of gaming tables and eliminating the baccarat room. In addition, we implemented stricter credit policies. As a result, the percentage of table game dollar volume represented by credit play declined from approximately 24% in 1993 to 6% in 2002. Also, in 2002, revenues from slots and tables were approximately 77% and 20% of total gaming revenue, respectively, as compared to 60% and 34%, respectively, in 1993.

           During 2002, we continued a number of initiatives at Riviera Las Vegas to increase slot play, including the replacement of older slot machines, with new machines utilizing the ticket in/ticket out technology to improve service and convenience to our customers, and maintaining our slot host program. Slot hosts are our employees who interact with patrons as goodwill ambassadors to generate loyalty. Our strategy is to continue to increase slot play through marketing programs and other improvements, including (i) our ongoing slot upgrade program, (ii) addition of new signage, (iii) promotion of the Riviera Las Vegas Player's Club, (iv) sponsorship of slot tournaments, (v) creation of promotional programs, (vi) marketing of the "Slot Frenzy" and "$40 for $20(R)" slot promotions, and (vii) "Nickel Town(R)". Nickel Town is comprised primarily of penny and nickel slot machines, the fastest growing segment of the Las Vegas slot market.

Hotel

           Riviera Las Vegas' hotel is comprised of five hotel towers with approximately 2,100 guest rooms, including 169 suites. Built in 1955 as part of the original casino/hotel, the nine-story North Tower features 391 rooms and 11 suites. In 1967, the 12-story South Tower was built with 147 rooms and 31 suites. Another 220 rooms and 72 suites, including penthouse suites, were added to the property through the construction of the 17-story Monte Carlo Tower in 1974. In 1977, the six-story San Remo Tower added 243 rooms and six suites to the south side of the resort. The most recent phase of hotel expansion was completed in 1988 upon the opening of the 930 room, 49 suite, 24-story Monaco Tower. By the end of 2001 we completed refurbishment of all of our approximately 2,100 hotel rooms and suites. Despite the significant increase in rooms on the Las Vegas Strip since 1997, we believe Riviera Las Vegas has attained room occupancy rates that are among the highest on the Las Vegas Strip with 97.5% for 1994, 97.0% for 1995, 98.2% for 1996, 95.7% for 1997, 95.2% for 1998, 97.5% for
1999, 96.6% for 2000, 91.5% for 2001 and 89.6% for 2002 (based on available rooms). The average occupancy rate citywide (metropolitan area) was 84.0% in 2002 according to the Las Vegas Convention and Visitors Authority.

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

  Name                              Type                        Seating Capacity
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

Convention Center

           Riviera Las Vegas features 160,000 square feet of convention, meeting and banquet space. The convention center is one of the largest in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. Riviera Las Vegas hosted 378 conventions in 2002. The hotel currently has over 708,000 convention related advance bookings of rooms through 2006 consisting of approximately 469,000 definite bookings and approximately 239,000 tentative bookings. In 2002 approximately 29.0% of the rooms were occupied for conventions, and management estimates that 30.1% of its rooms will be occupied for conventions in 2003.

           The Royal Pavilion portion of the convention center, which opened in February 1999, and represents approximately 60,000 square feet of our convention facility, features state-of-the-art convention, meeting and banquet facilities, teleconferencing and satellite uplink capability and twelve (12) skyboxes.

Entertainment

           Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas, offering up to eight different regularly scheduled shows and special appearances by headline entertainers in concert. We believe entertainment provides an attractive marketing tool to attract customers to the Riviera. Riviera Las Vegas' entertainment program includes such well received shows as Splash(R) (a variety show), An Evening at La Cage(R) (a female impersonation show), Crazy Girls(R) (an adult revue), featured comedians at the Riviera Comedy Club and up to four different regularly scheduled shows in our LeBistro Theater. We update our shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with our emphasis on mid-level customers. The Riviera Mardi Gras shows of "La Cage" and the "Comedy Club" received First Place and Third Place awards, respectively, for "Best Las Vegas Shows" from What's On Magazine.

           The following table outlines, for each entertainment center, the type of service provided and total seating capacity:

     Name                     Type                         Seating Capacity

     Splash                   Variety                            875
     La Cage                  Female impersonation               575
     Crazy Girls              Adult Revue                        375
     Comedy Club              Comedy                             350
     Le Bistro                Variety                            190
                                                                 ---
                                                               2,365
                                                               =====

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

Future Expansions

           We continue to explore the possible development of an approximately 60,000 square-foot entertainment complex to be constructed directly over the casino, which could contain specialty themed entertainment that will appeal to the Riviera Las Vegas' main target audience, adults aged 45 to 65. The exit from the complex would deliver patrons to the casino. We would require partners to finance, develop and operate the entertainment attraction. We have executed a Letter of Intent with a potential partner and are in the process of negotiating a formal agreement.

           We are exploring a number of options for the development of our existing 26-acre site. These options include a joint venture for the development of a time-share condominium tower or an additional hotel tower and parking garage. Under the terms of our $215 million Bond Indenture, we could contribute up to 6 acres of land to such projects and if we decide to develop a time-share tower a third party would construct and sell time-share units and arrange financing. We believe that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base for additional casino customers. The development of a time-share tower, hotel tower or parking facility would require additional financing and, in the case of the time-share tower, a joint venture partner, none of which we have in place at this time.

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

           Provide Extensive Entertainment Options

           We also focus on attracting our guests through a range of entertainment opportunities. Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas with up to eight different regularly scheduled shows and special appearances by headline entertainers. In addition to providing a positive impact on our profitability, the shows attract additional gaming revenue. Surveys indicate that approximately 73% of the show patrons come from outside the hotel and approximately 72% of these individuals gamble at Riviera Las Vegas before or after the shows.

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

           Focus on Convention Customers

           This market consists of two groups: (i) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (ii) those attending city-wide events, usually held at the Las Vegas Convention Center. Riviera Las Vegas targets convention business because it typically provides patrons willing to pay higher room rates and we are able to provide certain advance planning benefits, since conventions are usually booked two years in advance of the event date. We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. Riviera Las Vegas also benefits from our proximity to the Las Vegas Convention Center which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. In 2002 we derived 29.1% of our hotel occupancy from convention customers and consider them a critical component of our customer base. We believe that the completed expansion of the Riviera Las Vegas' convention facility in February 1999, from 100,000 to 160,000 square feet, has accommodated the growth in size and number of groups that presently use the facility, attracted new convention groups and increased the percentage of rooms occupied by conventioneers.

           Tour and Travel Operators

           We have found that many of our customers use tour and travel "package" options to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods enabling us to maintain occupancy rates at the highest levels throughout the year. We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. Our four largest tour and travel operators currently account for approximately 20.9% of the available 2,100 room bookings per night. We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat slot customers.

Riviera Black Hawk

Business

           Our wholly owned subsidiary, Riviera Black Hawk, opened on February 4, 2000. Located in Black Hawk, Colorado, approximately 40 miles west of Denver, our casino is one of the first three encountered when traveling from Denver to the adjacent gaming cities of Black Hawk and Central City. Our casino features the fourth largest number of gaming devices in the market with approximately 1,000 slot machines and 9 blackjack tables. In Colorado, each slot machine and each table game is considered one gaming device.

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

           The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market, have been gaining market share and have contributed to the consistent growth in the overall market. As of December 31, 2002, there were 25 casinos in the Black Hawk/Central City market, with 11 casinos each offering more than 400 gaming devices. Isle of Capri, located across the street from our casino with approximately 1,120 gaming machines and 1,000 covered parking spaces, has been the market leader in terms of win per gaming device.

Marketing strategy

           We attract customers to our casino by implementing marketing strategies and promotions designed specifically for this market. In so doing, we hope to create customer loyalty and benefit from repeat visits by our customers. Specific marketing programs to support this strategy include the Riviera Black Hawk Player's Club and "V.I.P." services offered to repeat gaming customers. The Riviera Black Hawk Player's Club is a promotion that rewards casino play and repeat visits to the casino with various privileges and amenities such as cash bonuses, logo gift items and invitations to special events, such as parties and concerts. We have used the Player's Club promotion in our casino in Las Vegas and, in our capacity as manager of the Riviera Black Hawk, have tailored it for the Black Hawk/Central City market to implement at our casino. "V.I.P." services are available to the highest level of players and include special valet and self-parking services, complimentary food and entertainment offerings and special events specifically designed for this group of customers.

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

           We rely on database marketing in order to best identify target customer segments of the population and to tailor the casino's promotions and amenities to our core group of customers. We use the current database to identify and stratify slot players living primarily in Colorado for appropriate incentives. Approximately 203,000 of these slot players have been identified as of December 31, 2002. In addition, we promote our casino by advertising in newspapers, on billboards and on the radio in the local areas.


Geographical Markets

The Las Vegas Market

     Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the Las Vegas Convention and Visitors Authority, the number of visitors who traveled to Las Vegas during the 16-year period from 1986 through 2002 increased at a steady and significant rate from 15.2 million in 1986 to 35.0 million in 2002, a compound annual growth rate of 6.3%. Just over 35 million people visited Las Vegas in 2001, a 2.3% decline from 2000. Visitor volume dropped drastically following the September 11,2001 terrorist attacks. Visitor volume increased 0.2% to slightly over 35 million in 2002, as compared to 2001. Clark County gaming continued to be a strong and growing business with Clark County gaming revenues increasing at a compound annual growth rate of 8.7% from $2.4 billion in 1986 to just under $7.7 billion in 2000. Clark County gaming revenues dropped 0.1% to just over $7.6 billion in 2001 and were flat at $7.6 billion in 2002. The terrorist attacks of September 11, 2001 have had, and may continue to have, an adverse effect on the number of visitors traveling to Las Vegas. Additional terrorist attacks or a war could also have an adverse effect on the number of visitors traveling to Las Vegas.

     Gaming and tourism are the major attractions of Las Vegas, complemented by warm weather and the availability of many year-round recreational activities. Although Las Vegas' principal market is the western region of the United States, most significantly Southern California and Arizona, Las Vegas also serves as a destination resort for visitors from all over the world. A significant percentage of visitors originate from Latin America and Pacific Rim countries such as Japan, Taiwan, Hong Kong and Singapore. The events of September 11, 2001 have had, and may continue to have, an adverse impact on the number of Latin American and Pacific Rim visitors coming to Las Vegas. Japan Air Lines ceased its daily non-stop service between Tokyo and Las Vegas after September 11, 2001 but reinstated non-stop service three days per week in March 2002.

           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 89% from approximately 67,000 at the end of 1989 to 126,787 at the end of 2002, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 84% for each of the years from 1993 through 2002. During the calendar year 2002 1,327 new hotel rooms opened in Las Vegas.

           We believe that the growth in the Las Vegas market has been enhanced as a result of (i) a dedicated program by the Las Vegas Convention and Visitors Authority and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (ii) the increased capacity of McCarran Airport and (iii) the introduction of large themed "must see" destination resorts in Las Vegas. In 1988, approximately 1.7 million delegates attended conventions in Las Vegas and generated approximately $1.3 billion of economic impact. Even though the terrorist attacks negatively impacted major city-wide conventions, the number of convention delegates had increased to 5.1 million in 2002 with in excess of $5.9 billion of economic impact.

           During the past nine years, McCarran Airport has expanded its facilities to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran Airport has increased from approximately 22.5 million in 1993 to an estimated 35.0 million in 2002. Construction has recently been completed on numerous roadway enhancements to improve access to the Airport. McCarran Airport is ranked among the 11 and 7 busiest airports in the world and North America, respectively, based on passenger activity.

The Black Hawk/Central City Market

           Gaming was first introduced to the Black Hawk/Central City market in October 1991 following a state-wide referendum where Colorado voters approved limited stakes gaming for three historic mining towns, namely Black Hawk, Central City and Cripple Creek. Limited stakes gaming is defined as a maximum single bet of $5.00. Black Hawk and Central City are contiguous cities located approximately 40 miles west of Denver and about 10 miles north of Interstate Highway 70, the main east-west artery from Denver. Historically, these two gold mining communities were popular tourist towns. However, since the inception of casino gaming in October 1991, gaming establishments has displaced many of the former tourist-related businesses.

           The first casino in the Black Hawk/Central City market was opened in October 1991 with 14 casinos open by the end of that year. The pace of expansion increased further in 1992 with the number of casinos in the market peaking at 42 casinos. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better capitalized operators, the number of casinos has declined to 25 as of December 31, 2002.

           The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. We believe an estimated adult population exceeding 2.7 million people resides within this 100-mile radius of Black Hawk. In addition, we believe that residents within a 100-mile radius of the City of Black Hawk had an estimated average household income in excess of $55,000 per annum in 2002.

           Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 52% from 7,252 devices in 1992 to 11,012 devices in 2002. Gaming revenues in the Black Hawk/Central City market grew by 7.3% in 2002 over 2001. The City of Black Hawk itself experienced a 9.6% increase in gaming revenue in 2002.

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

Management Activities and New Venues

           In order to capitalize on our expertise and reputation as successful operators of casino properties, we formed Riviera Gaming Management, Inc., our wholly owned subsidiary, for the primary purpose of obtaining casino management contracts in Nevada and other jurisdictions. Riviera Gaming Management offers services such as assisting new venue licensee applicants in designing and planning their gaming operations and managing the start-up of new gaming operations. These services include casino design, equipment selection, employee recruitment and training, control and accounting systems development and marketing programs. We believe that management contracts provide high margin income with limited additional overhead and little or no capital expenditure requirements. We are continually evaluating opportunities to manage other casinos/hotels. Our objective is to obtain the right to a substantial equity position in projects we would manage as part of the compensation for our services.

New Venues

           Our diversification efforts are proceeding with our endorsement by Jefferson County, Missouri for a casino/hotel development project located approximately 22 miles south of downtown St. Louis. We filed our formal application with the Missouri Gaming Commission on October 9, 2002 and look forward to presenting our project to the State of Missouri. We expect to make our formal presentation before the Missouri Gaming Commission sometime in the first half of 2003 and we anticipate a decision sometime this summer. Assuming we were to receive approval from the state regulators, construction work should start in the fall 2003, with a completion date in late 2005.

         We filed an application with the New Mexico Racing Commission in March of 2002 for a "racino" in Hobbs, New Mexico. The Commission plans to reopen hearings for a horse-racing license in Hobbs in the spring of 2003 with a decision to be made shortly thereafter.

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

           At December 31, 2002, the Las Vegas Convention and Visitors Authority (LVCVA) indicated that there were 24 casinos on the Las Vegas Strip which had over 1,000 available hotel rooms. Riviera Las Vegas is ranked as the 21st largest Las Vegas Strip hotel/casino, based upon number of available hotel rooms.

           Las Vegas gaming square footage and room capacity are continuing to grow and are expected to continue to increase during the next several years. During calendar year 2002, approximately 1,327 new hotel rooms opened, and as of December 31, 2002, there were approximately 1,000 hotel rooms under construction. Existing and future expansions, additions and enhancements to existing properties and construction of new properties by our competitors could divert additional business from our facilities. There can be no assurance that we will compete successfully in the Las Vegas market in the future.

           During 2002, available room nights in the Las Vegas market increased from 45.6 million to 46.2 million or 1.3%, while total room nights occupied increased from 38.6 million to an estimated 38.8 million, or 0.5%. The ending room inventory at December 31, 2002 was 126,787 compared to 126,610 at December 31, 2001, an increase of 177 rooms or 0.1%. This has had the effect of intensifying competition. At Riviera Las Vegas, room occupancy decreased from 91.6% in 2001 to 89.6% in 2002 (still higher than the Las Vegas Strip averageof 88.9%and 88.8%, respectfully). Room rates decreased by $2.53, or 4.1% from $62.46 in 2001 to $59.93 in 2002.

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

           Our current business is highly dependent on gaming in Las Vegas. Riviera Las Vegas derives a substantial percentage of its business from tourists, including customers from Southern California and the southwestern United States. Weakness in the economy of Southern California has in the past, and could in the future, adversely affect our financial results. Possible utility rate increases in California could also adversely affect our financial results. The events of September 11, 2001 have had the most serious effect, and could continue to have an adverse effect on our financial results. Additional terrorist attacks or a war could also have an adverse effect on our financial results.

Black Hawk, Colorado

           The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 2002 there were 25 gaming facilities in the Black Hawk market with 11 casinos each offering more than 400 gaming positions. Additional projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market.

           The gaming facilities near the intersection of Main and Mill Streets provide significant competition to our casino. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located across the street from our casino and has 754 slot machines, 15 gaming tables and approximately 700 valet parking spaces. The Isle of Capri Casino, the most successful casino in Colorado, which opened in December 1998, is located directly across the street from our casino and features approximately 1,120 slot machines, 14 table games, 1,000 parking spaces, and 235 hotel rooms. Isle of Capri has recently announced its acquisition of Colorado Central Station, pending regulatory approval. Isle of Capri has also announced its plan to renovate Colorado Central Station with the addition of a 1,400 space parking garage, a 165 room hotel and a restaurant on land immediately across Main Street from Colorado Central Station and diagonally across from our casino. We believe that the completion of the sale and the planned renovations will increase the probability that more customers will frequent the immediate area serviced by Isle of Capri, Colorado Central Station and our casino. We do not expect the planned renovations to be complete until some time in 2004.

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

           It is also possible that new forms of gaming could compete with our casino. Currently, Colorado law does not authorize video lottery terminals. However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. The player may be awarded a ticket, which can be exchanged for cash or credit play. A Racing Industry Group has introduced a proposed initiative for the legalization of Video Lottery Terminals at five horse and dog racetracks in Colorado. The initiative proposes the authorization of 500 Video Lottery Terminals per racetrack which would be governed by the Colorado Lottery. The initiative would permit the Video Lottery Terminals in three racetracks in Denver, one in Colorado Springs and one in Pueblo. This form of gaming could compete with slot machine gaming.

           Pursuant to a license agreement, Riviera Las Vegas licenses the use at the Black Hawk casino of all of the trademarks, service marks and logos used by Riviera Las Vegas. In addition, the license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

Riviera Las Vegas

     As of December 31, 2002 Riviera Las Vegas had approximately 1,350 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 800 of such employees including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters and teamsters. Our agreements with the Southern Nevada Culinary and Bartenders Union, which covers the majority of our unionized employees, was renegotiated in 2002 and expires in the year 2007. The Collective Bargaining Agreement with the Stage Hands Union expired in 2002 and
Collective Bargaining Agreements with the Operating Engineers and Musicians expired in 1999. The Operating Engineers approved a new agreement that expires in the year 2004. We are currently in negotiations with the Musicians and Stage Hands Unions. The Agreements with the Carpenters and Painters expired in 2000. New agreements, which expire in 2005, were negotiated with the Painters in 2000 and Carpenters in 2001. New agreements were negotiated with the Teamsters in 1998 and Electricians in 1999 and expire on April 1, 2003 and in 2004, respectively. We are currently in negotiations with the Teamsters Union. On November 27, 2000, the Transport Workers Union filed a petition with the National Labor Relations Board to represent the Blackjack, Dice and Poker Dealers (or, the "Dealers"). On February 8 and 9, 2001, the Dealers voted against representation by this Union by a vote of 107 to 61. This group totaled 190 at the time of the vote. On June 17, 2002, the Teamsters Union filed a petition with the NLRB to represent the clerks in the marketing department. On July 26, 2002, the marketing clerks voted in favor of representation by the Union by a vote of 5 to 1. We are currently negotiating with the Teamsters Union in this regard. Although unions have been active in Las Vegas, we consider our employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to us.

Riviera Black Hawk

           Riviera Black Hawk opened on February 4, 2000 with approximately 450 employees. As of December 31, 2002, the total number of employees was 323. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

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

           Riviera Operating Corporation is required to be and is licensed by the Nevada Gaming Authorities (a "Corporate Licensee"). The gaming license held by Riviera Operating Corporation requires the periodic payment of fees and taxes and is not transferable. Riviera Operating Corporation is also licensed as a manufacturer and distributor of gaming devices. Such licenses also require the periodic payment of fees and are not transferable. We are registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and have been found suitable to own the stock of Riviera Operating Corporation. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Riviera Operating Corporation without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and Riviera Operating Corporation have obtained, from the Nevada Gaming Authorities, the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

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

           The Nevada Commission may, in its discretion, require the holder of any of our debt securities to file applications, be investigated and be found suitable to own such securities, if it has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, we can be sanctioned, including the loss of our approvals, if without the prior approval of the Nevada Commission, we (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever;
(ii) recognize any voting right by such unsuitable person in connection with such securities; (iii) pay the unsuitable person remuneration in any form; or
(iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

           We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering, or hypothecate its assets to secure the payment or performance of the obligations evidenced by such a security, without the prior approval of the Nevada Commission, (ii) the pledge of the stock of a Corporate Licensee ("Stock Pledge"), such as Riviera Operating Corporation, is void without the prior approval of the Nevada Commission, and
(iii) restrictions upon the transfer of an equity security issued by a Corporate Licensee and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission.

           Changes in control of a registered corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

           License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the County in which Riviera Operating Corporation's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada Licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as Riviera Operating Corporation, also pay certain fees and taxes to the State of Nevada.

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

           Gaming employees must hold either a support or key employee license. Every retail gaming licensee must have a key employee licensee in charge of all limited stakes gaming activities when limited stakes gaming is being conducted. The Colorado Commission may determine that a gaming employee is a key employee and require that such person apply for a key employee license.

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

           The Colorado Regulations require that every officer, director and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee shall be a person of good moral character and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

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

           The municipality of Black Hawk assesses an annual device fee of $750.00 per device on all devices exceeding 50. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city. In addition, a business improvement fee of as much as $7.42 per device and a monthly transportation authority device fee of $8.84 per device also may apply depending upon the location of the licensed premises in Black Hawk.

           Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, alcoholic beverage licenses and other municipal taxes and fees. Significant increases in these fees and taxes, or the imposition of new taxes and fees, may occur.

           Violation of the Colorado Gaming Act or the Colorado Regulations generally constitutes a class 1 misdemeanor, except as may be specifically otherwise provided within the Colorado Gaming Act, which may subject the violator to fines or incarceration or both. A licensee who violates the Colorado Gaming Act or Colorado Regulations is subject to suspension of the license for a period of up to six months, fines or both, or to license revocation.

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

           Pursuant to Rule 4.5, persons found unsuitable by the Colorado Commission must be removed from any position as an officer, director or employee of a licensee, or from a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interest. The Colorado Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability or must apply for a key employee license.

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

Federal Registration

           Riviera Operating Corporation is required to annually file with the Attorney General of the United States in connection with the sales, distribution or operations of slot machines. All requisite filings for the present year have been made.

Available Information

     The Company files annual and quarterly reports and other information with the Securities and Exchange Commission. You may read and copy any document that the Company files at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call 1-800-SEC-0300 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers, including the Company, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission's Web site at http://www.sec.gov.

     The     Company's      internet      address     is      www.theriviera.com
(http://www.theriviera.com). Through the "Investors" page at the Company's internet website, the Company's annual report on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, are available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC.

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

           There are approximately 40 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

           The Riviera Las Vegas and Riviera Black Hawk properties are encumbered by a first deed of trust securing the 11% Notes and the Company's five-year senior secured credit facility.

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

           The Riviera Black Hawk and Riviera Las Vegas properties are encumbered by deeds of trust securing the 11% Notesand the Company's five-year senior secured credit facility..

           See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Legal Proceedings


           We are a party to several routine lawsuits, either as a plaintiff or as a defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of our operations.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

           PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         The Company's Common Stock began trading on the American Stock Exchange
(AMEX) on May 13, 1996 and was reported on the NASDAQ Bulletin Board prior to that date. As of March 6, 2003, based upon information available to it, the Company believes that there were approximately 425 beneficial holders of the Company's Common Stock.

           The Company has never paid any dividends on its Common Stock and does not currently expect to pay any dividends (cash or otherwise) on its Common Stock for the foreseeable future. The Company's ability to pay dividends is primarily dependent upon receipt of dividends and distributions from its subsidiaries which currently include the operations of Riviera Las Vegas and Riviera Black Hawk. In addition, the indenture for the 11% Senior Secured Notes and the Company's senior secured credit facility materially restrict the Company's ability to pay dividends on its Common Stock.

         The Company has been informed that it does not meet certain AMEX listing requirements, (due to among other things, the Company's negative equity and losses) and that, consequently, the AMEX intends to initiate steps that could ultimately result in the delisting of the Company's common stock from the American Stock Exchange.

           The table below sets forth the high and low sales prices of the Company's common stock by quarter for the years ended December 31, 2002 and 2001, based on sales prices reported by AMEX:

                First       Second        Third      Fourth
               Quarter      Quarter      Quarter     Quarter

         2002
         HIGH    $5.21        $8.25        $7.09        $5.80
          LOW     4.15         5.20         5.90         4.32

         2001
         HIGH    $7.38        $6.70        $6.35        $4.35
          LOW     6.00         5.96         4.00         3.15


           On March 6, 2003, 9100 shares were traded. The closing price on AMEX reported for that date was $3.75 per share.

Equity Compensation Plan Information

---------------------- ------------------------- -------------------- -------------------------
Plan category          Number of securities      Weighted-average     Number of securities
                       to be issued upon         exercise price of    remaining available for
                       exercise of outstanding   outstanding options, future issuance under
                       options, warrants and     warrants and rights  equity compensation plans
                       rights                                         (excluding securities
                                                                      reflected in column (a))
                       (a)                       (b)                  (c)
---------------------- ------------------------- -------------------- -------------------------
Equity compensation
plans approved by        579,000                 $6.35                99,000
security holders
---------------------- ------------------------- -------------------- -------------------------
Equity compensation
plans not approved by       -0-                       -0-                  -0-
security holders
---------------------- ------------------------- -------------------- -------------------------
Total                    579,000                 $6.35                99,000
---------------------- ------------------------- -------------------- -------------------------


Item 6.    Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company for the years ended December 31 (in thousands, except Net Income
(Loss) per Common Share):

 --------------------- ------------ ---------- --------- ---------- ----------
                           2002        2001       2000      1999       1998
 --------------------- ------------ ---------- --------- ---------- ----------
 Net Operating Revenue    $188,292   $202,031  $201,531   $157,268   $159,955
 Net Loss                 (24,722)    (6,407)   (4,215)    (2,869)    (4,057)
 Net Loss Per
 Diluted Common Share      ($7.17)    ($1.79)   ($1.05)    ($0.58)    ($0.81)
 Total Assets              235,896    267,818   283,710    288,990    244,909
 Long-Term Debt            220,124    220,439   226,043    229,052    179,439
 Dividends Declared          -0-        -0-       -0-        -0-        -0-
 --------------------- ------------ ---------- --------- ---------- ----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2002 Compared to 2001

           The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. Operating income from properties is presented as shown on the Consolidated Statement of Operations. EBITDA from properties for the purposes of this table excludes corporate expense and inter-company management fees.

                                Year Ended December 31,   $ Change    % Change
(In Thousands)                    2002         2001      Incr/(Decr) Incr/(Decr)

Net revenues:
  Riviera Las Vegas             $139,159     $152,985    $ (13,826)      (9.0)%
  Riviera Black Hawk              49,133       49,046           87        0.2 %
                                 -------      -------       ------       -----
         Total Net Revenues     $188,292     $202,031    $ (13,739)      (6.8)%
                                 =======      =======      =======       =====
Operating Income
  Riviera Las Vegas              $ 12,265    $ 13,512     $ (1,247)      (9.2)%
  Riviera Black Hawk                7,350       7,622         (272)      (3.6)%
  Corporate Expenses               (3,762)     (4,163)         401       (9.6)%
                                   ------      ------        -----        -----
         Total Operating Income  $ 15,853    $ 16,971     $ (1,118)      (6.6)%
                                  =======      ======      ========      =====
EBITDA:(1)
  Riviera Las Vegas              $ 23,951    $ 25,655     $ (1,704)      (6.6)%
  Riviera Black Hawk               13,400      12,722          678        5.3 %
  Corporate Expenses               (3,762)     (4,163)         401       (9.6)%
                                   -------     ------       ------       -----
           Total EBITDA          $ 33,589    $ 34,214       $ (625)      (1.8)%
                                   =======     =======        =====      =====
EBITDA margin
  Riviera Las Vegas                17.2 %       16.8 %         0.4 %
  Riviera Black Hawk               27.3 %       25.9 %         1.4 %
                                   -----        -----          -----
           Total EBITDA Margin     17.8 %       16.9 %         0.9 %
                                   ======       ======         =====

Reconciliation of Income From Operations to EBITDA

                                    2002         2001
Operating Income                  $15,853       $16,971
Depreciation                       17,736        17,243
                                   ------        ------
EBITDA                            $33,589       $34,214
                                   ======        ======

(1) EBITDA consists of Earnings Before Interest, Income Taxes, Depreciation, Amortization and other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Riviera Las Vegas

Revenues

     Riviera Las Vegas net revenues decreased by approximately $13.8 million, or 9.0%, from $153.0 million in 2001 to $139.2 million in 2002 primarily due to the effects of the recession and the September 11, 2001 terrorist attacks. Casino revenues decreased approximately $7.7 million or 11.5%, from $67.4 million during 2001 to $59.6 million during 2002. Slot revenues were down 11.9%, while table games revenues were down 8.5%. The hold percentages were comparable for both table games and slot machines in 2002 and 2001. Room revenues decreased $1.9 million, as the average room rate decreased $2.53 or 4.1% from $62.46 to $59.93 and hotel occupancy decreased from 91.6% to 89.6%. The Las Vegas market continues to recover from the impacts of September 11, 2001, however the recovery has been slowed by the soft national economy and declining consumer confidence in anticipation of a military action in Iraq. An LVCVA report indicates that visitor volumes for the first eleven months of 2002 were equal to 2001 levels. Although occupancy is recovering on the weekends, the midweek occupancy rates vary significantly from day to day primarily due to competitive pressures. Entertainment revenues decreased by approximately $2.8 million, or 13.9%, from $20.4 million during 2001 to $17.6 million during 2002 as attendance decreased 24.5%, which was partially offset by a 2.4% increase in ticket price. Room sales to vacationers were down approximately 5.7% in 2002, which is an important producer of show ticket sales and slot revenues. Other revenues decreased by approximately $1.0 million, or 12.6%, from $8.5 million during 2001 to $7.5 million during 2002 due primarily to lower telephone revenues.

Operating Income

      Operating Income decreased $1.2 million or 9.2% from $13.5 million in 2001 to $12.3 million in 2002 due to the decreased revenues, which were partially offset by lower entertainment contract expenses, which are tied to revenues, reduced casino expense due to lower volumes and reduced executive incentives and Employee Stock Ownership Plan expense. During 2002 the Company changed its segment reporting to present corporate expenses separately which were previously included in the expenses at Riviera Las Vegas in prior years. Prior year's expenses have been reclassified for comparison purposes.

EBITDA

         Riviera Las Vegas EBITDA, as defined, decreased by approximately $1.7 million, or 6.6%, from $25.7 million in 2001 to $24.0 million in 2002. During the same periods, EBITDA margin increased from 16.8% to 17.2% of net revenues.

Riviera Black Hawk

Revenues

         Riviera Black Hawk recorded similar net revenues in 2002 as it had in 2001, from $49.0 million in 2001 to $49.1 million in 2002 as the operation held on to market share in the face of increased competition which increased the number of gaming machines by 7.8%. Casino revenues, primarily from slot machines, decreased slightly by approximately $174,000, or 0.4%, from $46.7 million in 2001 to $46.5 million in 2002. Average slot machine win per unit decreased from $148 per day in 2001 to $142 in 2002. Food and beverage revenues increased by approximately $1.0 million, or 18.1%, from $5.6 million in 2000 to $6.6 million in the 2001.

Operating Income

Operating income decreased $272,000 or 3.6% from $7.6 million in 2001 to $7.4 million in 2002 due to the increased competition and a slower economy in the Denver area. General and administrative costs decreased $1.2 million. General and administrative costs were 21.1% of revenues in the current year compared with 23.5% in 2001 due to decreased health insurance costs. Depreciation increased $874,000 or 23.3% in 2002 compared with 2001 due to a change to accelerated depreciation on slot machines.

EBITDA

         Riviera Black Hawk EBITDA, as defined, increased by approximately $678,000, or 5.3%, from $12.7 million 2001 to $13.4 million in 2002. During the same periods, EBITDA margin increased from 25.9% to 27.3% of net revenues.

Consolidated Operations

Other Income (Expense)

         On June 26, 2002, the Company issued 11% Senior Secured Notes with a principal amount of $215 million substantially all of which were later exchanged for SEC-registered Notes of the Company having substantially the same terms. Interest expense on the $215 million 11% Senior Secured Notes of $12.2 million plus related amortization of loan fees totaled approximately $13.0 million. In addition the interest expense on the retired 10% First Mortgage Notes, the retired Black Hawk 13% First Mortgage Notes and equipment and other financing costs totaled approximately $13.8 million in 2002 for combined total interest expense of $26.8 million. This compares with $26.9 million in interest expense in 2001. Fiscal 2002 results were affected by the loss on extinguishment of debt totaling $11.2 million or $3.25 per share. The costs included the call premium on the Company's refinanced 10% bonds and Riviera Black Hawk's refinanced 13% bonds, the write off of unamortized deferred loan costs associated with the refinanced bonds and the balance of the original issue discount on the 10% bonds. Furthermore, the results were affected by approximately $2.7 million or $0.78 per share of additional interest expense, net, incurred as a result of the defeasance / retirement of the debt.

Net Loss

         The consolidated net loss increased approximately $18.3 million from $6.4 million in 2001 to $24.7 million in 2002 mainly due to the cost of extinguishment of debt of $11.2 million and defeasance interest of $2.7 million explained above and a tax benefit recorded by the Company of $2.2 million in 2001, while no tax benefits have been recorded in 2002.

EBITDA

                Consolidated EBITDA, as defined, decreased approximately $625,000, or 1.8%, from $34.2 million in 2001 to $33.6 million in 2002. During the same periods, EBITDA margin increased from 16.9% to 17.8% of net revenues.

Results of Operations

2001 Compared to 2000

Special Factors Affecting Comparability of Results of Operations

           Riviera Black Hawk was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly, the of operations for fiscal 2001 and fiscal 2000 results may not be comparable.

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

                                   Year Ended December 31,  $ Change   % Change
(In Thousands)                      2001         2000     Incr/(Decr) Incr/(Decr)

Net revenues:
  Riviera Las Vegas               $ 152,985    $ 166,270    $ (13,285)    (8.0)%
  Riviera Black Hawk                 49,046       35,261       13,785     39.1 %
                                    -------      -------       ------     -----
           Total Net Revenues     $ 202,031    $ 201,531        $ 500      0.2 %
                                    =======      =======       ======     ======
Operating Income (loss)
  Riviera Las Vegas                $ 13,512     $ 19,215     $ (5,703)   (29.7)%
  Riviera Black Hawk                  7,622        1,881        5,741     305.2%
  Corporate Expenses                 (4,163)      (4,217)          54      1.3 %
                                    --------     -------        -----     ------
           Total Operating Income  $ 16,971     $ 16,879         $ 92      0.5 %
                                     =======     =======        =====     ======
EBITDA:(1)
  Riviera Las Vegas                $ 25,655     $ 33,548     $ (7,893)   (23.5)%
  Riviera Black Hawk                 12,722        6,597        6,125     92.8 %
  Corporate Expenses                 (4,163)      (4,217)          54      1.3 %
                                     --------     -------        -----     -----
           Total EBITDA            $ 34,214     $ 35,928     $ (1,714)    (4.8)%
                                     =======     ========       =====      =====
EBITDA margin
  Riviera Las Vegas                   16.8 %       20.2 %      (4.1)%
  Riviera Black Hawk                  25.9 %       18.7 %       7.2 %
                                      ------       ------       -----
           Total EBITDA Margin        16.9 %       17.8 %      (0.5)%
                                      ======       ======      ======

Reconciliation Income From Operations to EBITDA

                                       2001         2000

Operating Income                    $ 16,971     $ 16,879
Depreciation                          17,243       17,827
Preopening Expenses                        0        1,222
                                      ------       ------
Total                               $ 34,214     $ 35,928
                                      ======       ======



(1) EBITDA consists of Earnings Before Interest, Income Taxes, Depreciation, Amortization, preopening and other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Riviera Las Vegas

Revenues

     Riviera Las Vegas net revenues decreased by approximately $13.3 million, or 8.0%, from $166.3 million in 2000 to $153.0 million in 2001 primarily due to the effects of the recession and the September 11, 2001 terrorist attacks. Casino revenues decreased approximately $6.7 million or 9.0%, from $74.1 million during 2000 to $67.4 million during 2001. Slot revenues were down 7.0%, while table games revenues were down 13.6%. The hold percentages were comparable for both table games and slot machines in 2001 and 2000. Room revenues were comparable to the prior year, as the average room rate increased $3.50 or 6% from $59.00 to $62.50 and hotel occupancy decreased from 96.6% to 91.6%. The decrease in air travel, especially long-haul flights from the east coast, affected Riviera Las Vegas more than many of its competitors. The Company's marketing efforts had been concentrated on airline customers who traveled longer distances, paid more for their tickets and had a larger gaming and entertainment budget. While this strategy was successful in prior years, the effects of the September 11, 2001 terrorist attacks were devastating to this market segment. Subsequent to September 11, 2001, gaming marketing expenditures were increased to protect and promote the slot customer base. Increased room marketing efforts focus on customers in the western United States and these efforts appear to be successful, based on the pace of advance bookings. Call volumes, booking patterns and occupancy began to normalize in mid-January 2002. In February 2002 Super Bowl, Chinese New Year and Presidents' Day weekend were successful and occupancy is expected to increase steadily during the first and second quarter of 2002. Although occupancy is recovering on the weekends, the midweek occupancy rates vary significantly from day to day primarily due to competitive pressures. Entertainment revenues decreased by approximately $4.1 million, or 16.7%, from $24.5 million during 2000 to $20.4 million during 2001 as attendance decreased approximately 27%, which was partially offset by a 13.6% increase in ticket price. Competition for Riviera show customers, while significant all year, intensified after September 11, 2001. Tour and travel room sales were down approximately 50% in the fourth quarter of 2001, which is an important producer of show ticket sales and slot revenues. Other revenues decreased by approximately $1.4 million, or 13.9%, from $9.9 million during 2000 to $8.5 million during 2001 due primarily to lower telephone revenues.

Operating Income

     Operating Income decreased $5.7 million or 29.7% from $19.2 million in 2000 to $13.5 million in 2001 due to the decreased revenues, which were partially offset by lower entertainment contract expenses and a 9.4% or $1.4 million reduction in depreciation expense. Entertainment costs are tied to revenues and as a result of this relationship, the departmental results were similar to the prior year. Depreciation decreased, as $20 million of equipment purchased in 1993 became fully depreciated in 2000. In addition, the September 11, 2001 terrorist attacks caused management to accelerate the timing and magnitude of staffing reductions. In excess of 300 full-time equivalent employees were laid off, based on the reduction in volumes. These events have caused the industry to reevaluate their cost structures and adjust payrolls accordingly. During 2002 the Company changed its segment reporting to break out corporate expenses which were shown as expenses at Riviera Las Vegas in prior years. Expenses for 2001 and 2000 have been reclassified for comparison purposes.

EBITDA

         Riviera Las Vegas EBITDA, as defined, decreased by approximately $7.9 million, or 23.5%, from $33.5 million in 2000 to $25.7 million in 2001. During the same periods, EBITDA margin decreased from 20.2% to 16.8% of net revenues.

Riviera Black Hawk

Special Factors Affecting Comparability of Results of Operations

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

Operating Income

Operating Income increased $5.7 million or 305% from $1.9 million in the 11 months of 2000 to $7.6 million in the 12 months ended December 31, 2001 due to the increase in revenues and better margins as marketing costs were stabilized. Staffing was also optimized as full-time equivalent employees were reduced from 450 at the opening in February 2000 to 350 at the end of 2001. Although general and administrative costs increased $1.7 million, they were 23.5% of revenues in the current year compared with 27% in 2000. Depreciation increased $809,000 or 27.5% in 2001 compared with the 11 months of operations in 2000.

EBITDA

         Riviera Black Hawk EBITDA, as defined, increased by approximately $6.1 million, or 92.4%, from $6.6 million in the 11 months of 2000 to $12.7 million in the 12 months ended December 31, 2001. During the same periods, EBITDA margin increased from 18.7% to 25.9% of net revenues.

Consolidated Operations

Other Income (Expense)

         Interest expense on the $175 million 10% First Mortgage Notes issued by the Company of $17.5 million plus related amortization of loan fees and equipment and other financing costs totaled approximately $20.1 million in 2001 and 2000. Interest expense on the $45 million 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $6.7 million in 2001 compared with $7.7 million in 2000. Capitalized interest of $616,000 in 2000 was primarily from the Riviera Black Hawk, Colorado project.

         Other expenses, net, include an insurance reimbursement of Paulson litigation costs of $1.2 million in 2000.

Net Loss

         The consolidated net loss increased approximately $2.2 million from $4.2 million in 2000 to $6.4 million in 2001. The effective income tax benefit rates decreased from 37.2% in 2000 to 25.9% in 2001 because of permanent timing differences for certain travel and entertainment expenses, along with adjustments for tax credits which were considered deductions in prior years.

EBITDA

                Consolidated EBITDA, as defined, decreased approximately $1.7 million, or 4.7%, from $35.9 million in 2000 to $34.2 million in 2001. During the same periods, EBITDA margin decreased from 17.4% to 16.9% of net revenues.

Liquidity and Capital Resources

         The Company had cash and short-term investments of $20.2 million at December 31, 2002, which was a decrease of $26.4 million from 2001, which is mainly due to the costs associated with the extinguishment of debt. Cash balances include amounts that could be required to fund the Chairman's pension obligation in a rabbi trust with five days notice. (See Note 7 to the financial statements, Other Long-Term Liabilities.) Effective April 1, 2003, the Company will begin paying Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at anytime. Although there is no current intention to require additional funding, under certain circumstances, approximately $6.8 million might have to be disbursed in a short period.

      For 2002, the Company's net cash provided by operating activities was $3.1 million compared to $12.5 million in 2001 due primarily to the payment of interest to defease the old bonds and the loss from operations. Cash flow used in investing activities was $5.7 million in 2002 compared to $10.2 million in 2001 due to the decrease in capital expenditures. Net cash used in financing was $23.7 million in 2002 and $7.9 million in 2001, primarily due to the costs of refinancing our debt. EBITDA, as defined, for 2002 and 2001 was $33.6 million and $34.2 million, respectively. Management believes that cash flow from operations, combined with the $20.2 million cash and the $30 million senior secured credit facility discussed below, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures of $8.0 million for the next twelve months.

       On June 26, 2002, the Company secured new debt in the principal amount of $215 million in the form of 11% Senior Secured Notes with a maturity date of June 15, 2010 substantially all of which were later exchanged for SEC-registered notes having substantially the same terms (the "Notes"). Interest on the Notes is at the annual rate of 11% paid semiannually on each June 15 and December 15, beginning December 15, 2002. The net proceeds of the Notes, along with cash on hand, were used to defease Riviera Las Vegas' 10% First Mortgage Notes due 2004 and to defease Riviera Black Hawk's 13% First Mortgage Notes with contingent interest due 2005. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the Notes at maturity on June 15, 2010. Accordingly, the ability of the Company and its subsidiary to repay the Notes at maturity will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes at maturity. On or after June 15, 2006, the Company may redeem Notes from time to time at a premium beginning at 105.5% and declining each subsequent year to par in 2009.(as defined in the Note indenture)

         The Note Indenture provides that, in certain circumstances, the Company and its subsidiary must offer to repurchase the Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiary would be unable to pay the principal amount of the Notes without a refinancing.

         The Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs, which could have an adverse effect on operations. The Company believes that it is in compliance with the covenants.

         On July 26, 2002, the Company entered into a $30 million, five-year senior secured credit facility. The credit facility is secured by substantially the same collateral that secures the Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, the Company can obtain extensions of credit in the forms of cash and letters of credit. The Company is required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco as its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars plus 3.00%. However, the minimum interest rate we will be charged on outstanding cash advances is 4.50%. The Company is required to pay a fee on all outstanding letters of credit equal to their face value times an annual percentage rate of 2.50%. Additionally, in the event of a default, the credit facility lender may increase the interest rate and letter of credit fee by an additional 2.00% per year during the period of default. At December 31, 2002, there were no amounts outstanding under the senior secured credit facility.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2002:

------------------------ -------------------------------------------------------------
                                       Payments due by period
------------------------ -------------------------------------------------------------
Contractual Obligations    Total    Less than 1  1-3 years    3-5 years  More than 5
                                      year                                   years
------------------------ --------- ----------- ------------ ------------ -------------
Long-Term Debt           $220,124      3,430       4,300         411      $211,983
------------------------ --------- ----------- ------------ ------------ -------------
Total                    $220,124     $3,430      $4,300        $411      $211,983
------------------------ --------- ----------- ------------ ------------ -------------

Critical Accounting Policies

           The preparation of the Company's consolidated financial statements requires the Company's management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. Management periodically evaluates its policies, estimates and assumptions related to these policies. The Company operates in a highly regulated industry. For both our Las Vegas, Nevada and Black Hawk, Colorado operations we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include customer loyalty liabilities, self-insured medical and workers' compensation costs and litigation costs. We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. However, future actual results will likely differ from these estimates.

         The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company's consolidated financial statements:

Long-Lived Assets

         The Company has a significant investment in long-lived property and equipment. The Company estimates that the nondiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. The Company estimates useful lives for its assets based on historical experience, estimates of assets' commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. The Company reviews useful lives, obsolescence, and assesses commercial viability of these assets periodically.

         We utilize estimates related to cash flow projections for the application of Statement of Financial Accounting Standards ("SFAS") No. 109 to the realization of deferred tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events including changes to regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.

Provision for Credit Losses

         The Company maintains a provision for estimated credit losses based on historical experience and specific customer collection issues. Any unforeseen change in customer liquidity or financial condition could adversely affect the collectibility of that account and the Company's operating results.

Recently Adopted Accounting Standards


         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted SFAS No. 142 on January 1, 2002 and it had no effect on its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends APB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption had no effect on its financial position and results of operations.


         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company adopted the provisions of SFAS No. 145 during fiscal year 2002, as permitted. The effect on our consolidated financial position and results of operations of the adoption of SFAS No. 145 was that the Company recognized and reported bond retirement costs as other expense.

        Recently Issued Accounting Standards

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently assessing but has not yet determined the impact of SFAS No. 146 on its financial position and results of operations.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 addresses financial accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, Accounting for Contingencies. The Company believes that the adoption of FIN No. 45 is not expected to have a material impact on the Company's financial position and results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS No. 148 will not have a material impact on the Company's consolidated financial position or results of operations.

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities." If a business enterprise has the majority financial interest in an entity, which is defined in the guidance as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Interpretation also explains how to identify variable interest entities and how an enterprise should assess its interest in an entity when deciding whether or not it will consolidate that entity. The provisions of this statement must follow the new rules in accounting periods beginning after June 15, 2003. The Company believes that the adoption of FIN No. 46 is not expected to have a material impact on the Company's financial position and results of operations.

Item 7A.      Disclosure

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 90 days or less. Our equipment loans, leases and Special Improvement District debt are not subject to significant valuation adjustments due to interest rate changes. Although substantially all the Company's 11% Senior Secured Notes can be publicly traded, it is not known how significantly the trading prices for these Notes will react to market interest rate changes.


Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in Thousands)                                                                 Fair Value
                           2003    2004    2005    2006   2007   Thereafter   Total       At
                                                                                        12/31/02
Long Term Debt
Including Current Portion

Equipment loans and
 capital leases-Las Vegas   $1,283  $1,019     $11                              $2,313     $2,313

Average interest rate         7.8%    7.8%    8.4%


11% First Mortgage Note                                              $211,983 $211,983   $190,785

Average interest rate                                                   11.6%

Capital leases,
 Black Hawk, Colorado       $2,044  $2,263    $658                              $4,965     $4,965

Average interest rate        10.8%   10.8%   10.8%

Special Improvement
 District Bonds-Black Hawk,
 Colorado casino project      $103    $109    $116    $124   $129        $282     $863       $863

Average interest rate         5.5%    5.5%    5.5%    5.5%   5.5%        5.5%

Forward Looking Statements

     Throughout this report we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E  of the  Securities  Exchange Act of 1934, as amended (the Exchange
Act). Forward-looking statements include the words may, will, would, could, likely, estimate, intend, plan, continue, believe, expect or anticipate and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable at the present time, we may not achieve or we may modify such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future.

     Specific factors that might cause actual results to differ from our expectations, might cause us to modify our plans or objectives, might affect our ability to pay timely amounts due under our debt instruments, include, but are not limited to:

     * the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;

     * economic, competitive, demographic, business and other conditions in our local and regional markets;

     * changes or developments in laws, regulations or taxes in the gaming industry;

     * actions taken or omitted to be taken by third parties, including our customers, suppliers, competitors and members as well as legislative, regulatory, judicial and other governmental authorities;

     * competition in the gaming industry, including the availability and success of alternative gaming venues and other entertainment attractions;

     *  a decline in the public acceptance of gaming;

     * changes in personnel or compensation, including federal minimum wage requirements;

     * our failure to obtain, delays in obtaining, or the loss of,any licenses, permits or approvals, including gaming and liquor licenses, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any such licenses, permits or approvals on a timely basis;

     * the loss of any of our casino facilities due to terrorist acts, casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

     * other adverse conditions, such as adverse economic conditions, changes in general customer confidence or spending, increased transportation costs, travel concerns or weather-related factors, that may adversely affect the economy in general or the casino industry in particular;

     * our substantial indebtedness, debt service requirements and liquidity constraints;

     * risks related to our debt instruments and to high-yield securities and gaming securities generally;

     * changes in our business strategy, capital improvements or development plans;

     * the availability of additional capital to support capital improvements and development;

     * factors relating to the current state of world affairs and any further acts of terrorism or any other destabilizing events in the United States or elsewhere; and

     *  other risk factors discussed elsewhere in this report.

     All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Item 8.    Financial Statements and Supplementary Data

           See Financial Statements included in Item 14(a).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

           Information regarding this item is incorporated by reference in the Company's Proxy Statement to be filed on or about April 18, 2003, relating to the Annual Meeting of Stockholders to be held on May 20, 2003 and is made a part hereof.

Item 11.   Executive Compensation

           Information regarding this item is incorporated by reference in the Company's Proxy Statement to be filed on or about April 18, 2003, relating to the Annual Meeting of Stockholders to be held on May 20, 2003 and is made a part hereof.

Item 12.   Principal Shareholders

           Information regarding this item is incorporated by reference in the Company's Proxy Statement to be filed on or about April 18, 2003, relating to the Annual Meeting of Stockholders to be held on May 20, 2003 and is made a part hereof.

Item 13.   Certain Relationships and Related Transactions

           Information regarding this item is incorporated by reference in the Company's Proxy Statement to be filed on or about April 18, 2003, relating to the Annual Meeting of Stockholders to be held on May 20, 2003 and is made a part hereof.

Item 14.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

           We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

Subsequent to the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses noted and therefore no corrective actions were taken.

                                            PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)(1)   List of Financial Statements

           The following Independent Auditors' Report and the consolidated Financial Statements of the Company are incorporated by reference into this Item 15 of Form 10-K from Item 8 hereof:

         -        Independent Auditors' Report.
         -        Consolidated Balance Sheets as of December 31, 2002 and 2001.
         - Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.
         - Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31, 2002, 2001 and 2000. - Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001
              and 2000.
         -        Notes to Consolidated Financial Statements.

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

(b) Reports on Form 8-K

     During the last quarter of 2002, the Company filed the following reports on Form 8-K:

1. October 22, 2002 (filed October 23, 2002) - Reporting under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). Summary financial information (unaudited) as of, and for the interim period ending on, September 30, 2002 was included in the filing.
2. October 24, 2002 (filed October 25, 2002) - Reporting under Item 5 (Other Events).
3. December 4, 2002 (filed December 5, 2002) - Reporting under Item 5 (Other Events)

                                  EXHIBIT INDEX

Exhibit                                Description
Number

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

3.9* Articles of  Amendment to the Articles of  Incorporation  of Riviera  Black
     Hawk, Inc. (see Exhibit 3.01 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. with the Commission on August 31, 1999, Commission File No. 333-81613)

3.10*Articles of  Incorporation of Riviera Black Hawk, Inc. (see Exhibit 3.02 to
     Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. with the Commission on August 31, 1999, Commission File No. 333-81613)

3.11*Bylaws of Riviera Black Hawk,  Inc. (see Exhibit 3.03 to Amendment No. 1 to
     Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. with the Commission on August 31, 1999, Commission File No. 333-81613)

4.1* Indenture dated as of June 26, 2002 among the Company, the Guarantors party thereto and The Bank of New York, as trustee. (see Exhibit 4.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

4.2* Form of the  Company's  11%  Senior  Secured  Notes due 2010  (included  in
     Exhibit 4.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.1*Registration Rights Agreement dated as of June 26, 2002 by and among the Company, the Guarantors party thereto, and Jefferies & Company, Inc.(see
     Exhibit 10.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.2*Purchase Agreement dated June 19, 2002 among the Company, the Guarantors party thereto, and Jefferies & Company, Inc. (see Exhibit 10.2 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.3*Amended and Restated Lease Agreement between Riviera Operating Corporation and Mardi Gras Food Court, Inc. dated March 15, 1998. (see Exhibit 10.3 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.4* Lease Agreement between Riviera, Inc. and  Leroy's  Horse and Sports Place
     (see  Exhibit  10.3 to Form 10, Commission File No. 0-21430)

10.5*Indemnity Agreement,  dated June 30, 1993, from Riviera,  Inc. and Meshulam
     Riklis in favor of the  Company  and  Riviera  Operating  Corporation  (see
     Exhibit 10.7 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.6*Equity  Registration  Rights  Agreement  dated  June 30,  1993,  among  the
     Company and the Holders of Registerable Shares (see Exhibit 10.9 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.7*Operating  Agreement  dated June 30, 1993,  between the Company and Riviera
     Operating Corporation (see Exhibit 10.15 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.8*Adoption  Agreement  regarding  Profit  Sharing  and  401(k)  Plans  of the
     Company (see Exhibit 10.16 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.9*Merrill  Lynch  Special  Prototype   Defined   Contribution  Plan  Adoption
     Agreement dated June 29,  1993, as amended through November 15,  1996. (see
     Exhibit 10.9 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.10*(A) Form of  Termination  Agreement  with the Company dated June 11, 2002.
     (see Exhibit 10.10 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.11*  Tax  Sharing   Agreement  between  the  Company  and  Riviera  Operating
     Corporation dated June 30, 1993 (see Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on August 19, 1993, Commission File No. 33-67206)

10.12* Tax Sharing  Agreement  between the Company and Riviera Black Hawk,  Inc.
     dated March 31, 1999. (see Exhibit 10.12 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.13*(A) The Company's  1993  Employee  Stock Option Plan (see Exhibit 10.25 to
     Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on August 19, 1993, Commission File No. 33-67206)

10.14*(A) The Company's 1996 Non-Qualified Stock Option Plan. (see Exhibit 10.14 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.15*(A) Employment Agreement dated as of November 21, 1996 by and between the Company, Riviera Operating Corporation and William L. Westerman (see
     Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-21430)

10.16*(A)  Employment  Agreement  between  the  Company  and Robert A.  Vannucci effective  July 1, 1998 (see Exhibit  10.36 to Form 10-Q filed  November 6,
     1998)

10.17*(A)  Amendment to Employment  Agreement  between the Company and Robert A.
     Vannucci effective October 1, 2000 (see Exhibit 10.39 to Form 10-K filed March 23, 2001)

10.18*(A) Amendment to Employment  Agreement  between the Company and William L.
     Westerman effective January 1, 2001 (see Exhibit 10.40 to Form 10-K filed March 23, 2001)

10.19*(A)  Deferred  Compensation  Plan dated  November 1, 2000,  adopted by the
     Company on October 2, 2000 (see Registration Statement on Form S-8 filed with the Commission on February 14, 2001)

10.20*(A) Restricted Stock Plan dated January 2, 2001, adopted by the Company on
     October 2, 2000 (see Registration Statement on Form S-8 filed with the Commission on February 14, 2001)

10.21* Deed of Trust,  Assignment of Rents, Leases,  Fixture Filing and Security
     Agreement dated June 26, 2002, executed by the Company for the benefit of The Bank of New York. (see Exhibit 10.21 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.22* Deed of Trust to Public Trustee,  Security Agreement,  Fixture Filing and
     Assignment of Rents, Leases and Leasehold Interests dated as of June 26, 2002, by Riviera Black Hawk, Inc. for the benefit of The Bank of New York. (see Exhibit 10.22 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.23* Security Agreement dated June 26, 2002 by and among the Company,  Riviera
     Operating Corporation, Riviera Gaming Management, Inc., Riviera Gaming Management of Colorado, Inc., Riviera Black Hawk, Inc, and The Bank of New York. (see Exhibit 10.23 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.24* Assignment of Rents,  Leases and Leasehold Interests dated as of June 26,
     2002 by Riviera Black Hawk, Inc. for the benefit of The Bank of New York. (see Exhibit 10.24 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.25* Stock Pledge and Security Agreement dated June 26,  2002, executed by the
     Company. (see Exhibit 10.25 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.26* Stock Pledge and Security  Agreement  dated  June 26,  2002,  executed by
     Riviera Operating Corporation. (see Exhibit 10.26 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.27* Stock Pledge and Security  Agreement  dated  June 26,  2002,  executed by
     Riviera  Gaming  Management,   Inc.  (see  Exhibit  10.27  to  Registration
     Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.28* Environmental Indemnity dated as of June 26, 2002 by and among the Company and Riviera Black Hawk, Inc., as indemnitors, and The Bank of New York, as trustee. (see Exhibit 10.28 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.29* Environmental Indemnity dated as of June 26, 2002 by and between the Company, as indemnitor, and The Bank of New York, as trustee. (see Exhibit
     10.29 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.30* Loan and Security  Agreement  dated as of July 26,  2002 by and among the
     Company and the other Borrower parties thereto, the Guarantors parties thereto and Foothill Capital Corporation. (see Exhibit 10.30 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.31* Intercreditor Agreement dated as of July 26, 2002 by and between The Bank of New York, as trustee, and Foothill Capital Corporation. (see Exhibit
     10.31 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.32* Fee Letter,  dated July 26,  2002,  issued by the Company,  Riviera Black
     Hawk, Inc. and Riviera Operating Corporation to Foothill Capital Corporation. (see Exhibit 10.32 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.33* Intellectual Property Security Agreement dated as of July 26, 2002 by and between the Company and the other Debtors parties thereto, and Foothill Capital Corporation. (see Exhibit 10.33 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.34* Deed of Trust,  Assignment of Rents, Leases,  Fixture Filing and Security
     Agreement dated July 26, 2002, executed by the Company for the benefit of Foothill Capital Corporation. (see Exhibit 10.34 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.35* Environmental  Indemnity dated July 26, 2002 from the Company in favor of
     Foothill Capital Corporation. (see Exhibit 10.35 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.36* Continuing Guaranty dated July 26, 2002 by and among the Company, the other Borrowers parties thereto and the Guarantors parties thereto in favor of Foothill Capital Corporation. (see Exhibit 10.36 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.37* Subordination  Agreement dated July 26, 2002 by and among the Company and the other Creditors parties thereto in favor of Foothill Capital Corporation. (see Exhibit 10.37 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.38* Stock Pledge and Security Agreement dated July 26,  2002, executed by the
     Company. (see Exhibit 10.38 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)


                `                               40

10.39* Stock Pledge and Security  Agreement  dated  July 26,  2002,  executed by
     Riviera Operating Corporation. (see Exhibit 10.39 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.40* Stock Pledge and Security  Agreement  dated  July 26,  2002,  executed by
     Riviera  Gaming  Management,   Inc.  (see  Exhibit  10.40  to  Registration
     Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.41* Deed of Trust to Public Trustee,  Security Agreement,  Fixture Filing and
     Assignment of Rents, Leases and Leasehold Interests dated July 26, 2002, executed by Riviera Black Hawk, Inc. for the benefit of Foothill Capital Corporation. (see Exhibit 10.41 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.42* Environmental  Indemnity dated July 26, 2002 from the Company and Riviera
     Black Hawk,  Inc. in favor of Foothill  Capital  Corporation.  (see Exhibit
     10.42 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.43*(A)  The  Company's  Stock   Compensation  Plan.  (see  Exhibit  10.43  to
     Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.44(A) Second Amendment to Employment Agreement between the Company and Robert
     Vannucci effective July 1, 2002.

10.45(A) Third Amendment to Employment  Agreement between the Company and Robert
     Vannucci effective March 3, 2003.

21.1*Subsidiaries of the Company. (see Exhibit 21.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

* These are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to it as it appeared in a specified document previously filed with the Commission, to which there have been no amendments or changes.

(A)  Management contract or compensatory plan or arrangement

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

                                         March 17, 2003


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                           Date


/s/ WILLIAM L. WESTERMAN      Chairman of the Board, Chief        March 17, 2003
------------------------      Executive Officer and President
William L. Westerman


/s/ DUANE R. KROHN            Treasurer (Principal Financial      March 17, 2003
------------------------      and Accounting Officer)
Duane R. Krohn

/s/ ROBERT R. BARENGO         Director                            March 17, 2003
------------------------
Robert R. Barengo

/s/ JEFFREY A. SILVER         Director                            March 17, 2003
------------------------
Jeffrey A. Silver

/s/ PAUL A. HARVEY            Director                            March 17, 2003
------------------------
Paul A. Harvey

/s/ VINCENT L. DIVITO         Director                            March 17, 2003
------------------------

                                 CERTIFICATIONS



I, William L. Westerman, the Chief Executive Officer of Riviera Holdings Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Riviera Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: March 17, 2003




    WILLIAM L. WESTERMAN
    --------------------
    William L. Westerman
    Chairman of the Board and
    Chief Executive Officer

I, Duane R. Krohn, the Chief Financial Officer of Riviera Holdings Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Riviera Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 17, 2003





  DUANE R. KROHN
 -----------------------------------
  Duane R. Krohn
  Treasurer and Chief Financial Officer

RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                         Page

INDEPENDENT AUDITORS' REPORT                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2002 and 2001                        F-2

   Statements of Operations for the Years Ended December 31,
   2002, 2001 and 2000                                                    F-3

   Statements of Stockholders' Equity (Deficiency) for the
   Years Ended December 31, 2002, 2001 and 2000                           F-4

   Statements of Cash Flows for the Years Ended December 31,
   2002, 2001 and 2000                                                    F-5

   Notes to Consolidated Financial Statements                             F-7

   Unaudited Quarterly Financial Data                                     F-30




INDEPENDENT AUDITORS' REPORT


Riviera Holdings Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riviera Holdings Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.





Deloitte & Touche LLP
Las Vegas, Nevada
February 14, 2003

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(In Thousands, Except Share Amounts)
------------------------------------------------------------------------------


ASSETS                                                     2002           2001

CURRENT ASSETS:
  Cash and cash equivalents                             $ 20,220       $ 46,606
  Accounts receivable-net                                  4,010          3,528
  Inventories                                              1,824          2,253
  Prepaid expenses and other assets                        3,968          3,083
                                                          ------         ------
           Total current assets                           30,022         55,470

PROPERTY AND EQUIPMENT-Net                               188,233        200,531

OTHER ASSETS-Net                                          14,677          6,728

DEFERRED INCOME TAXES-Net                                  2,964          5,089
                                                        --------        -------
TOTAL                                                  $ 235,896      $ 267,818
                                                        ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                      $ 3,430        $ 3,151
  Accounts payable                                         8,338          8,200
  Accrued interest                                         1,065          8,084
  Accrued expenses                                        15,576         14,740
                                                          ------         ------
           Total current liabilities                      28,409         34,175
                                                          ------         ------
OTHER LONG-TERM LIABILITIES                                6,465          7,391
                                                           -----          -----
LONG-TERM DEBT-Net of current portion                    216,694        217,288
                                                         -------        -------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock ($.001 par value-20,000,000 shares
   authorized; 5,135,773 and 5,106,776 shares
   issued at December 31, 2002 and 2001, respectively)         5             5
  Additional paid-in capital                              13,638        13,485
  Treasury stock (1,686,244 and 1,674,144 shares at
   December 31, 2002 and 2001, respectively)             (11,313)      (11,246)
  Retained earnings (accumulated deficit)                (18,002)        6,720
                                                         --------       -------
     Total stockholders' equity (deficiency)             (15,672)        8,964
                                                         --------       -------
TOTAL                                                  $ 235,896     $ 267,818
                                                        =========      ========

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------

                                              2002          2001          2000
REVENUES:
  Casino                                  $ 106,122     $ 114,039     $ 107,693
  Rooms                                      42,343        44,255        43,819
  Food and beverage                          32,367        31,256        30,756
  Entertainment                              17,918        20,692        24,526
  Other                                       7,945         9,119        10,538
                                             ------         -----        ------
          Total revenues                    206,695       219,361       217,332
  Less promotional allowances                18,403        17,330        15,801
                                             ------        ------        ------
          Net revenues                      188,292       202,031       201,531
                                            -------       -------       -------
COSTS AND EXPENSES:
  Direct costs and expenses of
   operating departments:
    Casino                                   58,061        62,845        57,450
    Rooms                                    23,127        23,339        23,364
    Food and beverage                        21,207        21,426        21,372
    Entertainment                            12,324        14,900        18,959
    Other                                     2,771         3,068         3,146
  Other operating expenses:
    General and administrative               37,213        42,239        41,312
    Preopening expenses-Black Hawk,
     Colorado project                                                     1,222
    Depreciation and amortization            17,736        17,243        17,827
                                             ------        ------        ------
         Total costs and expenses           172,439       185,060       184,652
                                            -------       -------       -------
INCOME FROM OPERATIONS                       15,853        16,971        16,879
                                            -------       -------       -------
OTHER (EXPENSE) INCOME:
  Interest expense                          (26,842)      (26,864)      (27,805)
  Interest expense, net-bonds held for
   retirement                                (2,692)
  Loss on extinguishment of debt            (11,211)
  Interest income                               200         1,274         2,429
  Interest capitalized                                                      616
  Other-net                                     (30)          (28)        1,171
                                              ------        ------       ------
          Total other expense               (40,575)      (25,618)      (23,589)
                                            --------       -------       ------
LOSS BEFORE BENEFIT FOR INCOME TAXES        (24,722)       (8,647)       (6,710)

BENEFIT FOR INCOME TAXES                                   (2,240)       (2,495)
                                            ---------     --------       -------
NET LOSS                                  $ (24,722)     $ (6,407)     $ (4,215)
                                            =========     ========       =======
EARNINGS PER SHARE DATA-Loss per share,
 Basic and diluted                          $ (7.17)      $ (1.79)      $ (1.05)
                                             ========      =======       =======
  Weighted-average common and common
   equivalent shares                          3,450         3,573         4,013
                                             ========      =======       =======
See notes to consolidated financial statements.



RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands)
--------------------------------------------------------------------------------------------------------------------------


                                          Common Stock      Additional     Retained      Treasury Stock
                                        -----------------     Paid-In      Earnings    -------------------
                                        Shares     Amount      Capital    (Accumulated  Shares     Amount      Total
                                                                            Deficit)


BALANCE, JANUARY 1, 2000                 5,107       $ 5     $ 13,446     $ 17,342       (584)   $ (3,115)    $ 27,678

  Purchase of treasury stock                                                             (848)     (6,518)      (6,518)

  Net loss                                                                 (4,215)                              (4,215)
                                         -----        --       ------      ------       ------     -------      -------
BALANCE, DECEMBER 31, 2000               5,107         5       13,446      13,127      (1,432)     (9,633)      16,945

  Purchase of treasury stock, general                                                    (158)       (993)        (993)

  Purchase of treasury stock, deferred
   compensation trust                                                                    (118)       (786)        (786)

  Issuance of restricted stock                                    39                       34         166          205

  Net loss                                                                 (6,407)                              (6,407)
                                         ------       --      ------       ------      -------     -------      ------
BALANCE, DECEMBER 31, 2001               5,107         5      13,485        6,720      (1,674)    (11,246)       8,964

  Purchase of treasury stock, deferred
   compensation trust                                                                     (12)        (67)        (67)

  Issuance of restricted stock              29         -         153                                              153

  Net loss                                                                (24,722)                            (24,722)
                                        ------        --      ------      -------      ------     -------     --------
BALANCE, DECEMBER 31, 2002               5,136       $ 5    $ 13,638     $(18,002)     (1,686)   $(11,313)   $(15,672)
                                        ======        ==      ======      =======      =======    ========    ========

See notes to consolidated financial statements.



RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands)
----------------------------------------------------------------------------------

                                                     2002       2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(24,722)   $ (6,407)  $ (4,215)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                    17,736      17,243     17,827
    Provision for bad debts                             518         225        326
    Provision for gaming discounts                                  (70)        45
    Interest expense                                 26,842      26,864     27,805
    Interest paid                                   (31,075)    (23,490)   (24,410)
    Interest expense-net, bonds held for retirement   2,692
    Loss on extinguishment of debt                   11,211
    Interest capitalized on construction projects                             (616)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable       (999)      1,865       (877)
      Decrease (increase) in inventories                429       1,089         90
      Decrease (increase) in prepaid expenses and
        other assets                                   (885)      1,516       (607)
      Increase (decrease) in accounts payable           139      (1,748)    (2,071)
      Increase (decrease) in accrued expenses           836      (2,420)     7,348
      Increase (decrease) in other long-term
        liabilities deferred compensation plan
        obligation                                      134         579
      Decrease (increase) in deferred tax asset       2,125      (2,200)    (2,534)
      Increase (decrease) in other long-term
        liabilities slot annuities payable                                      (3)
      Increase (decrease) in other long-term
        liabilities non-qualified pension plan
        obligation to CEO upon retirement            (1,900)       (500)      1,247
                                                      -----      -------     ------
           Net cash provided by operating activities  3,081      12,546      19,355
                                                      -----      -------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment
    -Las Vegas                                       (3,869)     (7,622)     (7,465)
  Capital expenditures for property and equipment
    -Black Hawk                                      (1,565)     (2,640)    (16,969)
  Interest capitalized on construction projects                                 616
  Decrease (increase) in short-term investments                               5,258
  Decrease (increase) in restricted funds                                    15,060
  Decrease (increase) in other assets                  (310)        85         (661)
                                                      ------      -----      -------
           Net cash used in investing activities     (5,744)    (10,177)     (4,161)
                                                     -------     ------      -------

                                                                     (Continued)


RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands)
-----------------------------------------------------------------------------------


                                                    2002        2001        2000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings               211,781                 $ 9,552
  Increase in deferred loan fees                   (13,291)
  Payments on long-term borrowings                (222,299)  $ (2,865)      (2,299)
  Purchase of treasury stock, general                            (993)      (6,518)
  Purchase of treasury stock, deferred
    compensation trust                                 (67)      (786)
  Purchase of 13% Mortgage Notes-Black Hawk                    (3,500)      (6,559)
  Issuance of restricted stock, deferred
    compensation                                       153        166
  Exercise of employee stock options                               41
                                                    -------     -----       ------
           Net cash used in financing activities   (23,723)    (7,937)      (5,824)
                                                   --------    -------      ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (26,386)    (5,568)       9,370

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        46,606     52,174       42,804
                                                    -------    ------       ------
CASH AND CASH EQUIVALENTS, END OF YEAR            $ 20,220    $46,606     $ 52,174
                                                    ======     ======       ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Income taxes (refunded) paid, State of Colorado              $ (110)      $ 110
                                                                 ====         ===
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  Property acquired with accounts payable-Las Vegas,
    Nevada                                            $ 94      $ 132
                                                      ====      =====
  Property acquired with debt-Black Hawk, Colorado              $ 454
                                                                =====
  Property acquired with accounts payable-Black Hawk,
    Colorado                                                     $ 90       $ 304
                                                                =====         ===

See notes to consolidated financial statements.                      (Concluded)


RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Nature of Operations--Riviera Holdings Corporation and its subsidiaries is referred to as the Company. Riviera Holdings Corporation and its wholly owned subsidiary, Riviera Operating
      Corporation (ROC), were incorporated on January 27, 1993 in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.

      The Company operates the Riviera Hotel & Casino (the "Riviera Las Vegas") on the Strip in Las Vegas, Nevada. The Company, through its gaming management subsidiary, provided services to Peninsula Gaming Partners LLC through September 2000 with respect to that company's riverboat, Diamond Jo, operating in Dubuque, Iowa.

      In August 1995, Riviera Gaming Management, Inc. ("RGM") was incorporated in the State of Nevada as a wholly owned subsidiary of ROC for the purpose of obtaining management contracts in Nevada and other jurisdictions.

      In February 2000, the Company opened its casino in Black Hawk, Colorado, which is owned through Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM and manages the Black Hawk casino.

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

      Principles of Consolidation--The consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries, ROC and RGM, and their related subsidiary entities. All material intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents--All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

      The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under SFAS No. 115, are carried on the consolidated balance sheets in the cash and cash equivalents category. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities to be classified as either held to maturity, trading or available for sale.

      Management determines the appropriate classification of its investment securities at the time of purchase, including the determination as to restricted versus nonrestricted assets, and re-evaluates such determination at each balance sheet date. Held-to-maturity securities are required to be carried at amortized cost. At December 31, 2002 and 2001, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies or mutual funds invested in these securities and repurchase agreements, with an amortized cost of $4,086,785 and $27,449,767, respectively, maturing in three months or less.

      Inventories--Inventories  consist primarily of food, beverage,  gift shop,
      and  promotional   inventories  and  are  stated  at  the  lower  of  cost
      (determined on a first-in, first-out basis) or market.

      Property and Equipment--Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Interest incurred during construction of new facilities or major additions to facilities is capitalized and amortized over the life of the asset. Depreciation is generally computed by the straight-line and in some instances double declining methods over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets, which range from 5 years for certain gaming equipment to 40 years for buildings. The costs of normal maintenance and repairs are charged to expense as incurred. Gains or losses on disposals are recognized as incurred.

      The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.

      Other Assets--Other assets include bond offering costs and commissions, which are amortized over the life of the debt. Such amortized costs are included in interest expense. The Company also capitalizes gaming license costs associated with new jurisdictions.

      Stock-Based Compensation--As of December 31, 2002 the Company has two stock based employee compensation plans which are more fully discussed in
      Note 15. The effect of stock options in the income statement is reported in accordance with Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for unissued stock options in the stock option plan as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

      No compensation cost has been recognized for unexercised options remaining in the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, (using an intrinsic value method) the Company's net loss and pro forma net loss per common share and common share equivalent would have been increased to the pro forma amounts indicated below at December 31 (in thousands, except per share amounts):

                                            2002           2001          2000

Net loss-as reported                     $  (24,722)    $  (6,407)      $(4,215)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based methods for
awards net of related tax effects        $     (295)    $    (143)      $  (251)
Net loss-pro forma                       $  (25,017)    $  (6,550)      $(4,466)
Basic loss per common share-as reported  $    (7.17)    $   (1.79)      $ (1.05)
Basic loss per common share-pro forma    $    (7.25)    $   (1.83)      $ (1.11)
Diluted loss per common and common
  share equivalent-as reported           $    (7.17)    $   (1.79)      $ (1.05)
Diluted loss per common and common share
  equivalent-pro forma                   $    (7.25)    $   (1.83)      $ (1.11)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 52%, 44% and 60%; risk-free interest rates of 4.49%, 5.00% and 5.00%; and expected lives of ten years for all years. The weighted fair value of options granted in 2002, 2001 and 2000 was $4.96, $2.34 and $3.56, respectively.

      Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

      Fair Value Disclosures

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Expenses--The carrying value of these items is a reasonable estimate of their fair value.

      Long-Term Debt--The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $198,926,000 and $186,246,000 in 2002 and 2001, respectively.

      Revenue Recognition:

      Casino Revenue--The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins and losses. Net win is also adjusted for the effects of slot club cash points and cash vouchers and other related customer cash incentives.

      Room Revenue, Food and Beverage Revenue, Entertainment Revenue, and Other Revenue--The Company recognizes room, food and beverage, entertainment revenue, and other revenue at the time that goods or services are provided.

      Preopening Costs--The Company recognizes preopening costs when incurred.

      Promotional Allowances--Revenues include the estimated retail value of rooms, food and beverage, and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowance. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                                     Year Ended December 31
                                             -----------------------------------
(in thousands)                                  2002          2001          2000

Food and beverage                            $ 9,037       $ 9,560       $ 9,007
Rooms                                          1,174         1,195         1,297
Entertainment                                  1,670         1,950         1,319
                                               -----         -----         -----
Total costs allocated to casino departments  $11,881       $12,705      $ 11,623
                                              ======        ======        ======


      Federal Income Taxes--The Company including its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of: (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (ii) operating loss and tax credit carryforwards.

      Estimates and Assumptions--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include recoverability of and estimated useful lives for depreciable and amortizable assets, certain accrued liabilities, realizability of deferred tax assets and liabilities, and the estimated allowances for receivables. Actual results may differ from estimates.

      Recently Adopted Accounting Standards--In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted SFAS No. 142 on January 1, 2002 and it had no effect on its financial position and results of operations.

      In  August  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
      Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends APB No. 51,

      Consolidated   Financial   Statements,   to  eliminate  the  exception  to
      consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption had no effect on its financial position and results of operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company adopted the provisions of SFAS No. 145 during fiscal year 2002, as permitted. The effect on our consolidated financial position and results of operations of the adoption of SFAS No. 145 was that the Company recognized and reported bond retirement costs as other expense.

      Recently Issued Accounting Standards--In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently assessing but has not yet determined the impact of SFAS No. 146 on its financial position and results of operations.

      In  November  2002,  the  FASB  issued  Interpretation   ("FIN")  No.  45,
      Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 addresses financial accounting for, and disclosure of, guarantees. FIN No. 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, Accounting for Contingencies. The Company believes that the adoption of FIN No. 45 will not have a material impact on the Company's financial position and results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for

      Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS No. 148 will not have a material impact on the Company's consolidated financial position or results of operations.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities." If a business enterprise has the majority financial interest in an entity, which is defined in the guidance as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Interpretation also explains how to identify variable interest entities and how an enterprise should assess its interest in an entity when deciding whether or not it will consolidate that entity. The Company must follow the provisions of this statement in accounting periods beginning after June 15, 2003. The Company believes that the adoption of FIN No. 46 is not expected to have a material impact on the Company's financial position and results of operations.

2.    ACCOUNTS RECEIVABLE

      Accounts   receivable   consist  of  the  following  at  December  31  (in
thousands):

                                                     2002          2001

Casino                                             $ 1,129       $ 1,761
Hotel                                                3,871         3,252
                                                     -----         -----
Total                                                5,000         5,013
Allowance for bad debts and discounts                 (990)       (1,485)
                                                     ------        -----
Ending balance                                     $ 4,010       $ 3,528
                                                     ======       ======

      Changes in the casino and hotel allowance for bad debts and discounts consist of the following for the years ended December 31 (in thousands):

                                                2002          2001         2000

Beginning balance                              $1,485       $1,330       $1,611
Write-offs                                     (1,037)        (122)        (220)
Recoveries                                         24           45           29
Provision for bad debts and gaming discounts      518          232          (90)
                                                 ----        -----        -----
Ending balance                                  $ 990       $1,485       $1,330
                                                =====        =====        =====

3.    PREPAID EXPENSES AND OTHER ASSETS

      Prepaid expenses and other assets consist of the following at December 31 (in thousands):

                                                2002        2001

Prepaid gaming taxes                           $ 841        $ 939
Prepaid insurance                                934          413
Other prepaid expenses                         2,193        1,731
                                               -----        -----
Total                                         $3,968      $ 3,083
                                               =====        =====

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31 (in thousands):

                                                2002            2001

Land and improvements                        $ 38,130         $ 38,130
Buildings and improvements                    143,417          143,414
Equipment, furniture and fixtures             118,800          113,366
                                              -------          -------
Total property and equipment                  300,347          294,910
Accumulated depreciation                     (112,114)         (94,379)
                                             --------          -------
Net property and equipment                  $ 188,233        $ 200,531
                                             ========          =======


      Approximately $0, $0 and $616,000 in interest costs were capitalized on construction projects in 2002, 2001 and 2000, respectively. Substantially all of the Company's property and equipment is pledged as collateral to secure debt (see Note 8). Repairs and maintenance that do not significantly improve the life of fixed assets are expensed as incurred. Costs for significant improvements that extend the expected life of fixed assets more than one year are capitalized and depreciated over the remaining extended life, using straight-line and double declining methods of depreciation.

5.    OTHER ASSETS

      Other assets consist of the following at December 31 (in thousands):

                                                            2002         2001

Deposits                                                    $ 54         $ 177
Bond offering costs and commissions-net of accumulated
  amortization of $995 and $6,756, respectively           10,917         4,916
Other                                                      3,706         1,635
                                                          ------         -----
Total                                                    $14,677        $6,728
                                                          ======         =====

        Other includes capitalized costs associated with the Missouri venture of $1.2 million and the New Mexico venture of $1.1 million in 2002.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable consist of the following at December 31 (in thousands):

                                                         2002          2001

Outstanding chip and token liability                     $ 537        $ 597
Slot club liabilities                                      968        1,283
Progressive liabilities                                    329          312
Casino account deposits and miscellaneous gaming           281          139
                                                          ----         ----
Total liabilities related to gaming activities           2,115        2,331
Accounts payable to vendors                              4,291        4,406
Insurance contracts                                        595
Hotel deposits                                             953        1,032
Other                                                      384          431
                                                          ----         ----
Total                                                   $8,338       $8,200
                                                         =====        =====

      Accrued expenses consist of the following at December 31 (in thousands):


Payroll, related payroll taxes, and employee benefits  $ 8,513      $ 7,907
Incentive, retention and ESOP                            1,396        2,639
Current portion of CEO pension obligation, unfunded      1,000
Other                                                    4,667        4,194
                                                         -----        -----
Total                                                  $15,576      $14,740
                                                        ======       ======


7.    OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the nonqualified pension plan obligation to the CEO of the Company, payable upon expiration of his employment contract or with a change of control, including accrued interest and deferred compensation plan liabilities for eligible employees.

      See Notes 13 & 14 for a description of these plans.

(in thousands)                                               2002        2001

Non-qualified pension obligation-CEO, unfunded             $ 3,263      $ 4,163
Accrued interest on pension-CEO, unfunded                    3,489        2,649
Deferred compensation-funded                                   713          579
                                                              ----         ----
Subtotal                                                     7,465        7,391
Less current portion of CEO pension obligation, unfunded     1,000            0
                                                             -----        -----
Total                                                      $ 6,465      $ 7,391
                                                             =====        =====

8.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31 (in thousands):

                                                                         2002         2001

11% Senior Secured Notes maturing on June 15, 2010, bearing
  interest, payable semiannually on June 15 and December 15 of each year, redeemable beginning June 15, 2005 at 111%; 2006 at 105.5%; 2007 at 103.7%, 2008 at 101.8%, 2009 and thereafter at 100%. These notes are collateralized by the land and physical structures comprising the Riviera Hotel and Casino and secondarily
  the assets of Riviera Black Hawk                                     $ 211,983

10% First Mortgage Notes maturing on August 15, 2004, collateralized
  by Riviera Las Vegas and secondarily by Riviera Black Hawk.  The                 $ 174,193
  Notes were retired on August 15, 2002

13% First Mortgage Notes maturing on June 3, 2005, collateralized
  by Riviera Black Hawk Casino.  The Bonds were retired on July 26, 2002              34,941

5.6% to 9% Notes collateralized by equipment and vehicles, payable
  monthly, including interest, maturing through October 2004               1,550       2,424

Capitalized lease obligations (Note 9)                                     5,728       7,921

5.5% Special Improvement District Bonds-issued by the City of
  Black Hawk, Colorado, interest and principal payable monthly
  over 10 years beginning in 2000                                            863         960
                                                                          ------     -------
Total long-term debt                                                     220,124     220,439
Current maturities by terms of debt                                       (3,430)     (3,151)
                                                                         -------     -------
Total                                                                  $ 216,694   $ 217,288
                                                                         =======     =======


      Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2003                                                                 $ 3,430
2004                                                                   3,391
2005                                                                     785
2006                                                                     124
2007                                                                     129
Thereafter                                                           212,265
                                                                     -------
Total                                                              $ 220,124
                                                                     =======

     On June 26, 2002, the Company secured new debt in the principal amount of $215 million in the form of 11% Senior Secured Notes with a maturity date of June 15, 2010, substantially all of which were subsequently exchanged for SEC-registered notes having substantially the same terms (the Notes). Interest on the Notes is at the annual rate of 11% paid semiannually on each June 15 and December 15, beginning December 15, 2002. The net proceeds of the Notes, along with cash on hand, were used to defease Riviera Las Vegas' 10% First Mortgage Notes due 2004 and to defease Riviera Black Hawk's 13% First Mortgage Notes due 2005 with contingent interest. In connection with the defeasance, the Company recorded a loss on extinguishments of debt totaling $11.2 million relating to the call premium on the Company's refinanced 10% bonds and Riviera Black Hawk's refinanced 13% bonds, the write off of unamortized deferred loan costs associated with the refinanced bonds and the balance of the original issue discount on the 10% bonds. Furthermore, the results were affected by approximately $2.7 million of additional interest expense, net, incurred as a result of the defeasance / retirement of the debt.Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the Notes at maturity on June 15, 2010. Accordingly, the ability of the Company to repay the Notes at maturity will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes at maturity. On or after June 15, 2006, the Company may redeem the Notes from time to time at a premium beginning at 105.5% and declining each subsequent year to par in 2009.

     The Note Indenture provides that, in certain circumstances, the Company must offer to repurchase the Notes upon the occurrence of a change of
     control  or  certain   other  events.  In  the  event  of  such  mandatory
     redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the Notes without a refinancing.

      The Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At December 31, 2002, the Company believes that it is in compliance with the covenants.

      On July 26, 2002, the Company entered into a $30 million, five-year senior secured credit facility. The credit facility is secured by substantially the same collateral that secures the Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, the Company can obtain extensions of credit in the forms of cash and letters of credit. The Company is required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco as its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S.dollars plus 3.00%. However, the minimum interest rate that the Company will be charged on outstanding cash advances is 4.50%. The Company is required to pay a fee on all outstanding letters of credit equal to their face value times an annual percentage rate of 2.50%. Additionally, in the event of a default, the credit facility lender may increase the interest rate and letter of credit fee by an additional 2.00% per year during the period of default. At December 31, 2002, there were no amounts outstanding under the secured credit facility.

      The Company has a credit facility totaling $200,000 for letters of credit issued periodically to foreign vendors for purchases of merchandise. The letters require payment upon presentation of a valid voucher.

      The 5.5% Special Improvement District Bonds were issued by the City of Black Hawk, Colorado, in July 1998 for $2,940,000. The proceeds were used for road improvements and other infrastructure projects benefiting the Riviera Black Hawk Casino and another nearby casino. The projects were substantially completed in 2000 at a cost of $2,240,000, including interest and reserves. During 2001, another phase was completed. RBH's share of the final phase was $454,000. The excess proceeds have been returned to the bondholders by the City of Black Hawk, Colorado. RBH is responsible for 50% of the debt, payable over 10 years beginning in 2000.

9.    LEASING ACTIVITIES

      The Company leases certain equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at lease inception and are included with property and equipment. Management estimates that the fair market value of the property and equipment, subject to the leases, approximates the net present value of the leases.

      The following is a schedule by year of the minimum rental payments due under capital leases as of December 31, 2002 (in thousands):

2003                                                                $ 2,980
2004                                                                  2,964
2005                                                                    674
                                                                       ----
Total minimum lease payments                                        $ 6,618
Taxes, maintenance and insurance                                       (194)
Interest portion of payments                                           (696)
                                                                       ----
Present value of net minimum lease payments                         $ 5,728
                                                                      =====

      Rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $1,177,382, $903,555 and $1,133,983, respectively. Such leases were year to year in nature.

      In addition, the Company leases retail space (primarily to retail shops and fast food vendors) to third parties under terms of noncancelable operating leases that expire in various years through 2007. Rental income, which is included in other income, for the years ended December 31, 2002, 2001 and 2000 was approximately $1,810,700, $1,806,900 and $1,584,300, respectively.

      At December 31, 2002, the Company had future minimum annual rental income due under noncancelable operating leases as follows (in thousands):

         2003                                                       $ 1,342
         2004                                                         1,130
         2005                                                           455
         2006                                                           227
         2007                                                           134
                                                                        ---
        Total                                                       $ 3,288
                                                                      =====

10.   FEDERAL INCOME TAXES

      The Company computes deferred income taxes based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

      The effective income tax rates on income attributable to continuing operations differ from the statutory federal income tax rates for the years ended December 31 as follows (in thousands):


                               2002               2001                2000
                          ----------------  -----------------  ------------------
                           Amount    Rate     Amount   Rate     Amount       Rate

Benefit for income taxes
 at federal statutory
 rate                   $ (8,652)  (35.0)%  $ (3,026) (35.0)%  $ (2,349)   (35.0)%
Taxes, state, other                              392    4.5
Other                       (439)   (1.8)%       394    4.6        (146)    (2.2)
Valuation allowance        9,091    36.8 %
                           -----    ----       -----    ----       -----    -----
Benefit for income taxes    $ -      0.0 %  $ (2,240) (25.9)%  $ (2,495)   (37.2)%
                           =====   =====      =======  =====      ======   ======

      Comparative analysis of the (benefit) provision for income taxes is as follows:

                                    2002          2001          2000

Current                           $(2,124)         $ 157       $ 1,223
Deferred                            2,124         (2,397)       (3,718)
                                    -----         -------       ------
Total                                $ -         $(2,240)      $(2,495)
                                    =====         =======       ======

      The tax effects of the items composing the Company's net deferred tax (asset) liability consist of the following at December 31 (in thousands):

                                                                2002      2001

Deferred tax liabilities:
  Reserve differential for hospitality and gaming activities   $ 918      $ 559
  Difference between book and tax-depreciable property         5,060      4,845
  Other                                                          511        579
                                                                 ---        ---
Total                                                          6,489      5,983
                                                               -----      -----
Deferred tax assets:
  Net operating loss carryforward                             12,878      4,383
  Reserves not currently deductible                            2,619      2,647
  Bad debt reserves                                              364        583
  AMT and other credits                                        2,684      3,459
                                                               -----      -----
Total                                                         18,545     11,072

Valuation allowance                                           (9,091)
                                                              -------     -----
Net deferred tax asset                                       $ 2,964    $ 5,089
                                                              =======     =====

      The Company has $2.7 million of alternative minimum tax ("AMT") credit and general business credit available to offset future income tax liabilities. The AMT credit of $2.7 million has no expiration date. The general business credit will not begin to expire until 2012.

      The Company performed an analysis of the realizability of its deferred tax assets at December 31, 2002. The realizability of the assets related to Rivera Las Vegas is dependent upon future earnings. In the absence of operating income, the Company can sell assets to realize the deferred tax assets.

11.   COMMITMENTS AND CONTINGENCIES

      The Company is party to several routine lawsuits, either as a plaintiff or as a defendant, arising from the normal operations of a hotel. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

      Employees and Labor Relations--As of December 31, 2002, the Company had approximately 1,673 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 769 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters and teamsters. The Company's agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of the Company's unionized employees, were renegotiated in 2002 and expire in the year 2007. Collective bargaining agreements with the operating engineers, painters and electricians were renegotiated in 2000 and expire in 2004, 2005 and 2004, respectively. A new agreement was negotiated with the carpenters which expires in 2005. The Company is also in negotiations with the Musicians Union. A new agreement was negotiated with the Teamsters, which expires in 2003. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

12.   MANAGEMENT AGREEMENTS

      RBH has a management agreement (the "RBH Management Agreement") with Riviera Gaming Management of Colorado, Inc. (the "Manager"), a wholly owned subsidiary of Riviera Holdings Corporation.The Manager, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on 1% of net revenues (gross revenues less complimentaries) and is payable quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are based on generally accepted accounting principles: (1) 10% of EBITDA from $5 million to $10 million, (2) 15% of EBITDA from $10 million to $15 million, and (3) 20% of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments, subject to year-end adjustment. The management fee began on February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to inter-company service fees.

13.   EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

      Chairman--William L. Westerman serves as Chairman of the Board, President and Chief Executive Officer of the Company, and as Chairman of the Board and Chief Executive Officer of ROC.

      Under Mr. Westerman's existing employment agreement with the Company, which was last amended on December 6, 2000, Mr. Westerman shall be employed by the Company for an indefinite period, subject to termination by either Mr. Westerman upon at least 180 days written notice or the Company upon at least 90 days. Mr. Westerman's base compensation is $600,000.

      Under his employment agreement, Mr. Westerman is entitled to participate in the Company's Senior Management Compensation Plan or such other executive bonus plan as shall be established by the Company's Board of Directors (collectively the "Plan"). If at least 80% of certain targeted operating results, as defined by the Plan, is met, Mr. Westerman shall be entitled to receive a bonus under the Plan expressed as a percentage of his $600,000 base salary depending on the percentage of certain targeted operating results realized by the Company in a particular year, with a maximum bonus of $900,000. Pursuant to the December 6, 2000 amendment, to the extent Mr. Westerman's bonus exceeds $400,000 in 2002 and each succeeding year, such excess amount shall be deducted from the principal balance of his retirement account at the time the bonus is paid. Mr. Westerman received an incentive bonus of $900,000 for 2002, $900,000 of which was deducted from the principal balance of his retirement account, resulting in a net bonus of $0.

      The employment agreement provides that the Company fund a retirement account for Mr. Westerman. Pursuant to the employment agreement, an aggregate of $6,752,000 had been credited to the retirement account from its inception through December 31, 2002. Under the employment agreement, each year that Mr. Westerman continues to be employed, an amount equal to Mr. Westerman's base salary for that year is credited to the account on January 1 of that year. Pursuant to the December 6, 2000 amendment to Mr. Westerman's employment agreement, the January 1, 2001 contribution was the final principal contribution to the retirement account. As of December 31, 2002, none of this account has been funded.

      The Company retains beneficial ownership of all monies in the retirement account, which monies are earmarked to pay Mr. Westerman's retirement benefits. However, upon (i) the vote of a majority of the outstanding shares of common stock approving a Change of Control, (ii) the occurrence of a Change of Control without Mr. Westerman's consent, (iii) a breach by the Company of a material term of the employment agreement or (iv) the expiration or earlier termination of the term of the employment agreement for any reason other than cause, Mr. Westerman has the right to require the Company to establish a "Rabbi Trust" for the benefit of Mr. Westerman. He also has the right to require the Company to fund such trust with an amount of cash equal to the amount then credited to the retirement account, including any amount to be credited to the retirement account upon a Change of Control.

      On February 5, 1998, the stockholders of the Company by a majority vote approved the Agreement and the Plan of Merger with R&E Gaming Corp. and its wholly owned subsidiary Riviera Acquisition Sub, Inc. Such stockholder approval constituted a Change of Control. On March 5, 1998, subsequent to this Change of Control, Mr. Westerman exercised his right to require the Company to establish and fund a Rabbi Trust for his benefit. On March 20, 1998, Mr. Westerman and the Company entered into an agreement whereby Mr. Westerman waived his right to have the Company fund the Rabbi Trust in exchange for the Company's agreeing to fund such Rabbi Trust within five business days after notice from Mr. Westerman. The merger agreement was subsequently terminated and litigation ensued.

      In the event that Mr. Westerman is no longer employed by the Company (except for termination for cause, in which case Mr. Westerman would forfeit all rights to monies in the retirement account), Mr. Westerman will be entitled to receive the amount in the retirement account (principal and current interest) in 20 equal quarterly installments as of the date he ceases to be employed by the Company. In the event that Mr. Westerman's Rabbi Trust has not yet been funded, the balance of principal and interest of the retirement account shall be paid directly to Mr. Westerman upon his retirement, termination (except for cause), or upon a change in control of the Company. As of December 31, 2002, none of the Trust has been funded.

      Pursuant to the employment agreement, the retirement account was credited quarterly with interest and shall be credited with additional amounts on the first day of each succeeding calendar quarter equal to the product of
      (i) the Company's average borrowing cost for the immediately preceding fiscal year, as determined by the Company's chief financial officer, and
      (ii) the average outstanding balance in the retirement account during the preceding calendar quarter. This interest continues to accrue pursuant to the December 6, 2000 amendment. Total interest earned was $840,150 for 2002, $779,000 for 2001 and $647,418 for 2000. At the recommendation of the Compensation Committee of the Riviera Holdings Corporation Board of Directors, in order to reduce the amount that would be payable immediately upon Mr. Westerman's separation from the Company, it was requested that he begin taking "principal payments" (distributions) of $250,000 per quarter effective April 1, 2003. In addition, retroactive to January 1, 2003, interest accruals for the current quarter will be paid to Mr. Westerman on the first day of the following quarter. In exchange for these payments, Mr. Westerman agrees to continue his forbearance of his right to receive full transfer of the pension fund balance to the rabbi trust pending further developments. This does not limit his ability to give the five-day notice at any time. Although there is no current intention to require additional funding, under certain circumstances, approximately $6.8 million might have to be disbursed in a short period. In the event the Rabbi Trust has been funded, upon Mr. Westerman's death, an amount equal to the applicable federal estate tax on the retirement account will be pre-paid prior to the date or dates such taxes are due.

      Mr. Westerman's employment agreement provides (a) that the sum of Mr. Westerman's base salary, bonus, and credits to his retirement account in any one year shall not exceed that which would have been payable under his previous employment agreement with the Company, and (b) that Mr. Westerman shall instruct the Company of any reductions in base salary, bonus, and credits to his retirement account necessary to comply with this limitation. The Company determined that for the year 1999, a reduction of $467,000 was necessary to comply with this provision. For 1998 the Company determined that a reduction of $194,000 was necessary to comply with this provision. Prior to December 31, 1999 and 1998, Mr. Westerman instructed the Company that this be applied to reduce the amount to be credited to his retirement account from $600,000 to $133,000 and to $406,000, respectively. No such reductions under this provision were required in 2002 , 2001 or 2000.

      Incentive Plan--The Company has an incentive compensation plan covering employees of the Company who, in the opinion of the Chairman of the Board, either serve in key executive, administrative, professional or technical capacities with the Company, or other employees who also have made a significant contribution to the successful and profitable operation of the Company. The amount of the bonus is based on operating earnings before depreciation, amortization, interest expense, provision for income taxes, extraordinary losses and gains, any provisions or payments made pursuant to the plan, and any provisions or payments made pursuant to the incentive compensation of the Chairman and Chief Executive Officer. During the years ended December 31, 2002, 2001 and 2000, the Company recorded accrued bonuses of $1,160,440, $1,873,939 and $2,258,500, respectively, based upon the above incentive compensation plan and the other incentive compensation plan established for the Chairman of the Board under his employment agreement.

      Pension Plan Contributions--The Company contributes to multi-employer pension plans under various union agreements to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,599,000, $1,672,000 and $1,688,000 for the years ended December 31, 2002, 2001 and 2000, respectively. These contributions were for approximately 813 employees, including food and beverage employees, room department employees, carpenters, engineers, stagehands, electricians, painters and teamsters. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

      Profit Sharing and 401(k) Plans--On June 30, 1993, the Company assumed the combined profit sharing and 401(k) plans of Riviera, Inc. (the"Profit Sharing and 401(k) Plans"), and the Company has continued the Profit Sharing and 401(k) Plans after June 30, 1993. The Company has amended the Adoption Agreement to provide that all current employees of Riviera Las Vegas who were employed on April 1, 1992, who were at least 21 years of age and who are not covered by a collective bargaining agreement are immediately eligible to participate in the Profit Sharing and 401(k)Plans. The amendment provides further that all current employees who were employed by Riviera Las Vegas after April 1, 1992, who are at least 21 years of age and who are not covered by a collective bargaining agreement are eligible to participate after one year of service at the Riviera Las Vegas.

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

      The Company may make a contribution to the 401(k) component of the Plans in an amount not to exceed 25% of the first 8% of each participant's compensation, which is contributed as a salary deferral. The Company also paid administrative costs of the Plan of $16,888, $21,851 and $25,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The profit sharing component of the Profit Sharing and 401(k) Plans provides that the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings is exceeded, up to a maximum of 3% thereof. The Company may elect not to contribute to the Profit Sharing and 401(k) Plans if it notifies its employees by January of the plan year. An employee will become vested in the Company's contributions based on the employee's years of service. An employee will receive a year of vesting service for each plan year in which the employee completed 1,000 hours of service. Vesting credit will be allocated in 20% increments for each year of service commencing with the attainment of two years of service. An employee will be fully vested following the completion of six years of service.

      Effective January 1, 2000, the Company suspended contributions to the Profit Sharing Plan and substituted contributions to an Employee Stock Ownership Plan (see "Employee Stock Ownership Plan," directly below).

      Employee Stock Ownership Plan--On October 2, 2000, the Board of Directors adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP was established effective January 1, 2000 and replaced the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged. The ESOP provides that all employees of Riviera Las Vegas and Riviera Black Hawk employed in the plan year who had completed a minimum of one 1000 hours of service in that plan year, were employed through December 31 of that plan year, were at least 21 years of age and were not covered by a collective bargaining agreement are eligible to participate in the ESOP. The ESOP provides that the Company will make a contribution to the ESOP's participants of its Las Vegas and Black Hawk properties relative to the economic performance of each property. For Riviera Las Vegas, the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings is exceeded, up to a maximum of 4% for 2000 and 5% thereafter. For Riviera Black Hawk, the

      Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $1 million by which operating earnings is exceeded, up to a maximum of 4% for 2000 and 5% thereafter. Under the ESOP, Company contributions are made in cash, which will be used to buy Company common stock. The Company also paid administrative costs of the Plan of $120,286, $198,834 and $12,125 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Deferred Compensation Plan--On October 2, 2000, the Board of Directors adopted a Deferred Compensation Plan (the "Plan"). The purpose of the Plan is to provide eligible employees of the Company with the opportunity to defer the receipt of cash compensation. Participation in the non-qualified Plan is limited to highly compensated employees who receive compensation of at least $100,000. The deferred funds are maintained on the Company books as funded liabilities. All elections to defer the receipt of compensation must be made no later than the December 1st preceding the plan year to which the election relates and are irrevocable for the duration of that plan year. Six Company executives are currently participating in the Plan.

      Restricted Stock Plan--On October 2, 2000, the Board of Directors adopted a Restricted Stock Plan to provide incentives which will attract and retain highly competent persons as officers and key employees by providing them opportunities to receive restricted shares of the Company's common stock. Participants consist of such officers and key employees of the Company as the Company's Compensation Committee determines to be significantly responsible for the success and future growth and profitability of the Company. Awards of restricted stock are subject to such terms and conditions as the Company determines to be appropriate at the time of the grant, including restrictions on the sale or other disposition of such shares and the provisions for the forfeiture of such shares for partial or no consideration upon termination of the participant's employment within specified periods or under certain conditions. Mr. Robert Vannucci and Mr. Jerome P. Grippe, President and Executive Vice President, respectively, of the Company's wholly owned subsidiary, Riviera Operating Corporation, are currently the only participants in the Restricted Stock Plan.

      Key Employee Retention Plan--As a result of the scheduled openings of several new Las Vegas Strip properties in 1998, 1999 and 2000, an estimated 38,000 jobs had to be filled on the Las Vegas Strip, including approximately 5,000 supervisory positions. Because of the Riviera's performance and reputation, its employees were prime candidates to fill these positions. In the third quarter of 1998, management instituted an employee retention plan which covered approximately 85 executive, supervisory and technical support positions and includes a combination of employment contracts, stay put agreements, bonus arrangements, and salary adjustments which expired June 30, 2001.

      Stay Bonus Agreements--Approximately 85 executive officers and significant employees (excluding Mr. Westerman) of ROC were party to agreements pursuant to which each such employee was entitled to receive a "stay bonus" (varying amounts) if the employee was discharged without cause (as defined in the stay bonus agreements), or continued to be employed by the Company on each of January 1, 2000, January 1, 2001 and June 30, 2001. The total amount that was paid under all such agreements was $610,000 paid in January 2000, $1,068,000 paid in January 2001 and $462,500 paid on June 30, 2001.

      Salary Continuation Agreements--Approximately 75 executive officers and significant employees (excluding Mr. Westerman) of ROC have salary continuation agreements effective through December 2003, pursuant to which each of such employees will be entitled to receive (1) either six months' or one year's base salary if their employment with the Company is terminated, without cause, within 12 or 24 months of a change of control of the Company or ROC; and (2)group health insurance for periods of either one or two years. The base salary payments are payable in biweekly installments, subject to the employee's duty to mitigate by using his or her best efforts to find new employment. The estimated total amount payable under all such agreements was approximately $6 million, including $1.4 million in benefits, as of December 31, 2002.

14.   STOCK OPTION PLANS

      Stock Compensation Plans--At December 31, 2002, the Company has three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with APB Opinion No. 25. The compensation cost that would have been charged against income for those plans was $295,454, $142,977 and $250,988 for 2002, 2001 and 2000, respectively. Under the 1993 Employee Stock Option Plan, the Company may grant options to its employees for up to one million shares of common stock. Under the 1996 Non-Qualified Stock Option Plan, the Company may grant options to non-employee directors for up to 50,000 shares of common stock. Under these plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years (5 years in the case of an incentive option granted to a stockholder owning more than 10% of the common stock). Under the 1993 plan, options vest 25% on the date of grant and 25% each subsequent year. Under the 1996 plans, options vest over 5 years.

      Option Surrenders--On November 26, 1996, 414,000 stock options were granted to eighteen (18) Riviera executives at an option price of $13.625 per share, 320,000 of which were granted to Mr. Westerman. Two (2) of these executives' options totaling 11,000 shares have since been canceled due to those executives leaving the Company, resulting in a balance of 403,000 options at $13.625 per share held by sixteen (16) Company executives. These options were vested in their entirety for these sixteen
      (16) executives.

      On January 16, 2001, the Board approved a Stock Option Surrender Plan (the "Surrender Plan"). Pursuant to the Surrender Plan, each executive could surrender all or any portion of his/her $13.625 options. Further, the Company may, but is not obligated to, grant new options in an amount no less than the shares surrendered, to be issued no sooner than six months and a day after the surrender of the $13.625 options. Any new options granted will be at the price of the Company's common stock on the date of grant and are subject to the vesting requirements of the Company's "ESOP".

      All 16 Company executives surrendered the entire balance of 403,000 of the $13.625 options effective January 31, 2001.

      The activity of the Stock Option Plan and the Non-Qualified Stock Option Plan is as follows:


                                                         Average
                                                        Per Share
                                                         Exercise
Stock Option Plan                         Shares           Price

Outstanding, January 1, 2001              712,000         $ 10.35
  Grants                                  170,500          $ 6.00
  Canceled                               (423,000)        $ 13.28
                                          -------
Outstanding, December 31, 2001            459,500          $ 6.04
  Grants                                  131,500          $ 7.35
  Canceled                                (36,000)         $ 6.45
                                          -------
Outstanding, December 31, 2002            555,000          $ 6.32
                                          =======
Non-Qualified Stock Option Plan

Outstanding, January 1, 2001               14,000          $ 9.09
  Automatic grant to directors              6,000          $ 6.55
  Canceled                                 (4,000)        $ 13.37
                                           ------
Outstanding, December 31, 2001             16,000          $ 7.07
  Automatic grant to directors              8,000          $ 7.21
                                           ------
Outstanding, December 31, 2002             24,000          $ 7.12
                                           ======


                           Options Outstanding              Options Exercisable
                  --------------------------------------  ----------------------
                     Number        Weighted-                Number
                   Outstanding     Average     Weighted-  Exercisable  Weighted-
                        at         Remaining    Average       at        Average
     Range of      December 31,   Contractual   Exercise  December 31,  Exercise
 Exercise Prices      2002          Life         Price        2002        Price

  $4.00 to $6.00     271,500       6.2 years     $5.08      22,000       $ 2.27
  $6.55 to $9.00     307,500       7.6 years     $7.35


15.   EARNINGS PER SHARE

      Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the years ended December 31, 2002, 2001 and 2000 were 448,000, 495,500 and 732,000, respectively.

      A reconciliation of income and shares for basic and diluted EPS is as follows (amounts in thousands, except per share amounts):


                                                     Year Ended 2002
                                         ---------------------------------------
                                         Income           Shares       Per Share
                                       (Numerator)      (Denominator)     Amount

Basic EPS-Loss available to common
  stockholders                          $(24,722)         3,450          $(7.17)
Effect of dilutive securities-Options
                                         --------          -----          -----
Diluted EPS-Loss available to common
  stockholders plus assumed conversions $(24,722)         3,450          $(7.17)
                                          =======         =====           ======
                                                     Year Ended 2001
                                        ----------------------------------------
                                           Income         Shares       Per Share
                                        (Numerator)     (Denominator)     Amount

Basic EPS-Loss available to common
  stockholders                          $ (6,407)         3,573          $(1.79)
Effect of dilutive securities-Options
                                          -------         ------          -----
Diluted EPS-Loss available to common
  stockholders plus assumed conversions $ (6,407)         3,573          $(1.79)
                                          =======         =====           ======
                                                    Year Ended 2000
                                        ----------------------------------------
                                           Income         Shares       Per Share
                                        (Numerator)     (Denominator)     Amount

Basic EPS-Loss available to common
  stockholders                          $ (4,215)         4,013          $(1.05)
Effect of dilutive securities-Options
                                           ------         -----           ------
Diluted EPS-Loss available to common
  stockholders plus assumed conversions $ (4,215)         4,013          $(1.05)
                                          =======         =====           ======

      During 2002, 2001 and 2000, the Company purchased 12,100, 276,528 and 257,893 shares of treasury stock on the open market for approximately $67,286, $1,779,000 and $2,093,000, respectively. Approximately 130,191 shares of treasury stock are held in the deferred compensation trust at December 31, 2002.

16.   SEGMENT DISCLOSURES

      The Company reviews its operations by its geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The management division is included in other revenue and is included in Riviera Las Vegas. All intersegment revenues have been eliminated.

(In thousands)                           2002            2001            2000

Net revenues:
   Riviera Las Vegas                   $139,159        $152,985        $166,270
   Riviera Black Hawk                    49,133          49,046          35,261
                                        -------         -------         -------
Total net revenues                     $188,292        $202,031        $201,531
                                        =======         =======         =======
Income (loss) from operations:
  Riviera Las Vegas                    $ 12,265        $ 13,512        $ 19,215
  Riviera Black Hawk                      7,350           7,622           1,881
  Corporate Expenses                     (3,762)         (4,163)         (4,217)
                                         ------         -------          ------
Total income from operations           $ 15,853        $ 16,971        $ 16,879
                                         ======          ======          ======
EBITDA:
   Riviera Las Vegas                   $ 23,951        $ 25,655        $ 33,548
   Riviera Black Hawk                    13,400          12,722           6,597
   Corporate Expenses                    (3,762)         (4,163)         (4,217)
                                         ------          ------          ------
Total EBITDA                           $ 33,589        $ 34,214        $ 35,928
                                         ======          ======          ======
EBITDA margin (1):
   Riviera Las Vegas                      17.2 %          16.8 %          20.2 %
   Riviera Black Hawk                     27.3 %          25.9 %          18.7 %
                                          -----           -----           -----
Total EBITDA                              17.8 %          16.9 %          17.8 %

                                            December 31
                                  --------------------------------
                                       2002            2001

Fixed Assets (2):
   Riviera Las Vegas (3)             $123,740        $132,982
   Riviera Black Hawk                  64,493          67,549
                                       ------         -------
Total fixed assets                   $188,233        $200,531
                                      =======         =======
(1) Shown as a percentage of corresponding segment net revenue.
(2) Assets represent property and equipment and intangible assets, net of accumulated depreciation and amortization.
(3) Includes the building held at corporate.

      EBITDA consists of earnings before interest, income taxes, depreciation and amortization (excluding preopening expense--Black Hawk, Colorado project, and other, net, which includes expense and insurance recoveries from Paulson Merger and litigation activity in 2000.) While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies.

      RIVIERA LAS VEGAS

      The primary marketing of the Riviera Las Vegas is not aimed toward residents of Las Vegas, Nevada. Significantly all revenues derived from patrons visiting the Riviera Las Vegas are from other parts of the United States and other countries. Revenues for the Riviera Las Vegas from a foreign country or region may exceed 10% of all reported segment revenues; however, the Riviera Las Vegas cannot identify such information, based upon the nature of gaming operations.

      RIVIERA BLACK HAWK

      The casino in Black Hawk, Colorado, primarily serves the residents of metropolitan Denver, Colorado. As such, management believes that significantly all revenues are derived from within 250 miles of that geographic area.

17.   RELATED PARTY TRANSACTIONS

      Robert R. Barengo, a member of the Board of Directors of the Company, is a former director of American Wagering, Inc. ("AWI") and owns 7% of the outstanding stock of AWI, which leases approximately 12,000 square feet of the Riviera Hotel & Casino's casino floor. AWI is the operator of the Riviera Hotel & Casino's sports book operations and has operated under a lease arrangement since before Mr. Barengo was appointed to the Board. The lease provides for rental payments based upon the monthly and annual revenues derived by AWI from the location. AWI paid aggregate rent to ROC of approximately $99,400, $141,500 and $188,000 in each of the years ended December 31, 2002, 2001 and 2000, respectively. The Company believes that the terms of the lease with AWI are at least as favorable to the Company and ROC as could have been obtained from unaffiliated third parties and are at least as favorable as terms obtained by other casino hotels in Las Vegas.

      The Company entered into a letter agreement with Mr. Barengo, a member of the Bar of the State of Nevada, pursuant to which Mr. Barengo was assisting the Company and its outside counsel in enforcing the Company's rights under litigation related to various matters. Under such letter agreement, Mr. Barengo received a fee of $120,000 for the year ended December 31, 2000. Mr. Barengo became an employee director in January 2001. He and the Company mutually terminated the agreement effective December 31, 2000.

      Jeffrey A. Silver, a member of the Board, is a shareholder in the law firm of Gordon & Silver, Ltd. which has been engaged by the Company for various legal matters.

      Peninsula Gaming Partners LLC ("PGP") engaged RGM to assist, on an interim basis in 2000, with transitional matters relating to the operations of the Diamond Jo gaming riverboat in Dubuque, Iowa. Such services included assisting in the selection of a new chief operating officer to oversee riverboat casino operations and other matters. RGM earned fees and expenses in the amount of $232,000 for the year ended December 31, 2000. PGP terminated its agreement with RGM in September 2000. Mr. Westerman served as a manager on the board of managers of PGP until his resignation effective December 31, 2000. The Company believes that the fees were no less favorable than would have been paid in an arm's length transaction.

                                       ******


UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in thousands, except per share data)
-------------------------------------------------------------------------------


                               March 31     June 30   September 30   December 31

Year Ended December 31, 2002:
  Net Revenues                  $46,498     $49,854      $48,612       $43,328
  Operating Income                3,687       5,711        3,510         2,945
  Loss Before Tax Benefit        (2,834)     (1,088)     (16,895)       (3,905)
  Net Loss                       (2,834)     (1,088)     (16,895)       (3,905)
  Loss Per Share, Basic         $ (0.82)    $ (0.32)     $ (4.89)      $ (1.13)
  Loss Per Share, Diluted       $ (0.82)    $ (0.32)     $ (4.89)      $ (1.13)

Year Ended December 31, 2001:
  Net Revenues                  $52,199     $54,828      $51,045       $43,959
  Operating Income                5,445       6,282        3,013         2,233
  Loss Before Tax Benefit          (958)       (124)      (3,319)       (4,246)
  Net Loss                         (658)        (70)      (2,500)       (3,179)
  Loss Per Share, Basic         $ (0.18)    $ (0.02)     $ (0.71)      $ (0.92)
  Loss Per Share, Diluted       $ (0.18)    $ (0.02)     $ (0.71)      $ (0.92)




(19096)