Form 10-K/A
period 2002-12-31
RIVIERA HOLDINGS CORP
filed 2003-04-30
CIK 899647

====================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K/A
                                 (Amendment No. 1)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           (Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2002

[ ] Transition report pursuant to sections 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] For the transition period from      to
                                                                   -----  -----

                        Commission file number 000-21430

                          RIVIERA HOLDINGS CORPORATION
             (Exact name of Registrant as specified in its charter)

            Nevada                                          88-0296885
-------------------------------                         ----------------
(State of Incorporation)                       (IRS Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                  89109
-------------------------------------------------               -----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:Common Stock, $.001
par value                                                  -------------------
---------
Securities registered pursuant to Section 12(g) of the Act:

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.[X}

           Based on the reported closing price for the Registrant's common stock on the American Stock Exchange as of June 28, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,476,293. As of April 25, 2003, the number of outstanding shares of the Registrant's common stock was 3,606,155.

Documents incorporated by reference:None
          ====================================================================

                           EXPLANATORY NOTE

The purpose of this amendment is to amend Part III, Items 10, 11, 12 and 13 in their entirety pursuant to General Instruction G.(3) to Form 10-K, file additional exhibits under item 15 and change the reporting date and valuation of the voting stock held by non-affiliates on the cover page of this Form 10-K.

PART III


Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information as of April 25, 2003 regarding our directors and the directors of Riviera Operating Corporation ("ROC"), our wholly-owned subsidiary.


Name                    Age    Position

William L. Westerman    71    Our and ROC's Chairman of the Board and Chief
                              Executive Officer, and our President

Robert R. Barengo       61    Our and ROC's Director, and Director of Government
                               and Public Affairs of ROC

Jeffrey A. Silver       57    Our and ROC's Director

Paul A. Harvey          65    Our and ROC's Director

Vincent L. DiVito       43    Our and ROC's Director

     William L. Westerman has been our Chairman of the Board and Chief Executive Officer since February, 1993. Mr. Westerman was a consultant to Riviera, Inc. (our predecessor company) from July 1, 1991 until he was appointed Chairman of the Board and Chief Executive Officer of Riviera, Inc. on January 1, 1992. From 1973 to June 30, 1991, Mr. Westerman was President and Chief Executive Officer of Cellu-Craft Inc., a manufacturer of flexible packaging primarily for food products, and then later had several positions with Alusuisse, a multi-national aluminum and chemical company, following its acquisition of Cellu-Craft in 1989. Mr. Westerman was on the Board of Managers of Peninsula Gaming Partners, LLC from June, 1999 to December, 2000.

     Robert R. Barengo has been one of our and ROC's Directors since February 1993. Mr. Barengo was a consultant to Riviera, Inc. from January 1993 until June 30, 1993. Since 1972, Mr. Barengo has been engaged in the private practice of law in Reno, Nevada. Mr. Barengo was elected to the Nevada Assembly in 1972 and served until 1982. In 1979, Mr. Barengo was elected Speaker Pro Tempore and in 1981 Mr. Barengo was elected Speaker of the Assembly. From October 1992 to May 1996, Mr. Barengo was a director and 10% shareholder of Leroy's Horse & Sports Place, Inc. ("Leroy's"). In May 1996, Leroy's became a wholly owned subsidiary of American Wagering, Inc. ("AWI"), a publicly held corporation listed on NASDAQ. From May 1996 to March, 2000 Mr. Barengo was a director and is currently a 7% shareholder of AWI. Since 1993, Mr. Barengo has been the President and the sole stockholder of Silver State Disseminators Company, a company licensed by Nevada gaming authorities to disseminate racing information in the State of Nevada. In October 1992, the Governor appointed Mr. Barengo as a member of the State of Nevada Dairy Commission and in July 1993, the Governor appointed Mr. Barengo as Chairman of the State of Nevada Dairy Commission, a position he still holds. Mr. Barengo was also a director of Saxton, Inc., until he resigned from that position on April 12, 2000. Mr Barengo currently is the Chairman of the Board and a Director of Western Thrift and Loan, a Thrift Company licensed and regulated by the Commissioner of Financial Institutions, Department of business and Industry, State of Nevada. Mr. Barengo accepted the position of Director of Government and Public Affairs with ROC effective January 1, 2001, in addition to his duties as one of our and ROC's directors.

     Jeffrey A. Silver has been one of our and ROC's Directors since February 26, 2001. Mr. Silver is currently a shareholder with Gordon & Silver, Ltd., a law firm located in Las Vegas, Nevada. Mr. Silver served as the Chief Deputy District Attorney, Clark County, Nevada from 1972 to 1975 and was a Board Member with the Nevada Gaming Control Board from 1975 to 1978 before engaging in the private practice of law from 1979 to 1981 and 1984 to the present. Mr. Silver was the Chief Operating Officer and General Counsel of the Landmark Hotel & Casino from 1981 to 1983, CEO of the Riviera Hotel & Casino from 1983 to 1984 and Senior Vice President at Caesars Palace in 1984. Mr. Silver served on the Board of the Las Vegas Convention and Visitors Authority from 1989 to 1992 as Secretary/Treasurer where he also served as trustee. He was a member of the Board of Directors of the Greater Las Vegas Chamber of Commerce from 1988 to 1995 and in 1988 was its Chairman. Mr. Silver served for four years as a member of the United States Travel and Tourism Advisory Board. He was President of the International Association of Gaming Attorneys from 1992 to 1994 and Chairman of the ABA Section of Gaming Law from 1994 to 1996.

     Major  General  Paul A.  Harvey  USAF  (Ret)  has  been  one our and  ROC's
Directors since May 18, 2001. Mr. Harvey is currently a consultant to the gaming, hotel and resort industry and serves as Chairman of the Board of the National Center for Responsible Gaming. Mr. Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East. He flew 160 combat missions in Vietnam and Southeast Asia before retiring at the rank of Major General in 1991. Mr. Harvey was the Executive Director of the Mississippi Gaming Commission from 1993 through 1998 before becoming President and CEO of Signature Works, Inc., which is the largest employer of blind and visually impaired people in the world. The company merged with LCI, Inc. and he is currently on the Board of Directors of LC Industries.

     Vincent L. DiVito was appointed as one of our and ROC's Directors effective June 14, 2002. Mr. DiVito is currently Vice President, Chief Financial Officer and Treasurer of Lonza, Inc., a global specialities chemical business headquartered in Fair Lawn, New Jersey. Lonza, Inc. is part of Lonza Group, which is traded on the Swiss Stock Exchange. Prior to September 2000, Mr. DiVito was the Vice President and Chief Financial Officer of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, after having served as the Director of Business Development. From 1984 to 1990 Mr. DiVito was the Vice President of Miracle Adhesives Corp. (a division of Pratt & Lambert, an American Stock Exchange-listed manufacturer of paints, coatings and adhesives). Prior to 1984, Mr. DiVito spent two years on the audit team at Ernst & Whinney (now Ernst & Young). Mr. DiVito is a certified public accountant and certified management accountant.

Executive Officers

        The following table sets forth certain information as of April 25, 2003 regarding our and ROC's executive officers:

Name                      Age      Position

William L. Westerman       71    Our and ROC's Chairman of the Board and Chief
                                 Executive Officer, and our President

Duane R. Krohn             57    Our and ROC's Treasurer and CFO, and Executive
                                 Vice President of Finance of ROC

Tullio J. Marchionne       48    Our and ROC's Secretary and General Counsel,
                                 and Vice President of ROC

Robert A. Vannucci         55    President and Chief Operating Officer of ROC

Ronald P. Johnson          54    Executive Vice President of Gaming Operations
                                 of ROC

Jerome P. Grippe           60    Executive Vice President of Operations of ROC

         For a description of the business experience of William L. Westerman, see "Directors."

     Duane R. Krohn, CPA, assumed the position of our and ROC's Treasurer on June 30, 1993 and was elected Vice President of Finance of ROC on April 26, 1994, and Executive Vice President of Finance of ROC on July 1, 1998 and served as Secretary from June 8, 1999 to February 17, 2000. Mr. Krohn was initially employed by Riviera, Inc. in April 1990, as Director of Corporate Finance and served as Vice President-Finance from March 1992 to June 30, 1993. Prior to 1990, Mr. Krohn was Chief Financial Officer of the Imperial Palace, the Mint and the Dunes in Las Vegas, Nevada, and Bally's Park Place in Atlantic City, New Jersey.

     Tullio J. Marchionne assumed the position of our and ROC's General Counsel on January 10, 2000, was appointed as our and ROC's Secretary on February 17, 2000 and elected Vice President of ROC on February 26, 2001. Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a Casino Games Dealer and served in various capacities including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when we and ROC transferred Mr. Marchionne to the Four Queens Hotel and Casino as Director of Casino Operations pursuant to the management agreement we had with the Four Queens at that time through our wholly-owned subsidiary, Riviera Gaming Management-Elsinore. He served in that position until May 1997. Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997. Mr. Marchionne served as a Casino Supervisor with Bally's, Las Vegas, from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort At Summerlin (a casino/hotel operated in Las Vegas) from November 1998 until December 1999.

     Robert A. Vannucci was elected Vice President of Marketing and Entertainment of ROC on April 26, 1994, Executive Vice President of Marketing and Entertainment on July 1, 1998 and President of ROC on October 1, 2000. Mr. Vannucci had been Director of Marketing of ROC since July 19, 1993. Mr. Vannucci was Senior Vice President of Marketing and Operations at the Sands Casino Hotel in Las Vegas from April 1991 to February 1993. Mr. Vannucci was Vice President and General Manager of Fitzgerald's Las Vegas (a casino/hotel operator) from 1988 to January 1991.

     Ronald P. Johnson became Vice President of Gaming Operations of ROC in September 1994, Executive Vice President of Gaming Operations of ROC on July 1, 1998, and on February 10, 1999, President of Riviera Black Hawk, Inc., our wholly-owned subsidiary which owns and operates the Riviera Black Hawk Casino. He holds that position concurrently with his Executive Vice President of ROC position. Mr. Johnson became Director of Slots on June 30, 1993 and was elected Vice President of Slot Operations and Marketing on April 26, 1994. Mr. Johnson was Vice President-Slot Operations and Marketing of Riviera, Inc. from April 1991 until June 30, 1993. Mr. Johnson was Vice President-Slot Operations for Sands Hotel and Casino Inc. from September 1989 until he joined Riviera, Inc.

     Jerome P. Grippe was elected Vice President of Operations of ROC on April 26, 1994, Senior Vice President of Operations of ROC on July 1, 1998 and Executive Vice President of ROC on September 1, 2000. Mr. Grippe served as General Manager of the Four Queens Hotel and Casino from June, 1998 to September, 1999 pursuant to the management agreement we had with the Four Queens at that time through our wholly-owned subsidiary, Riviera Gaming Management-Elsinore. He served as General Manager of the Diamond Jo riverboat casino located in Dubuque, Iowa from September, 1999 to July, 2000, pursuant to a management agreement we had with Peninsula Gaming Company, LLC, which owns and operates the Diamond Jo riverboat casino, and Riviera Gaming Management, one of our wholly-owned subsidiaries. Mr. Grippe performed in the capacity as general manager at these properties concurrently with his duties with us. Mr. Grippe became Director of Operations of ROC on June 30, 1993. Mr. Grippe was Assistant to the Chairman of the Board of Riviera, Inc. from July 1990 until May 1993. Mr. Grippe had served in the United States Army from 1964 until his retirement as a Colonel in July 1990.

      Our and ROC's officers serve at the discretion of our and ROC's respective Boards of Directors, and they are also subject to the licensing requirements of the Nevada Gaming Commission.

             Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers and any persons who own more than 10% of our Common Stock to file with the Securities and Exchange Commission various reports as to ownership of such Common Stock. Such persons are also required to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, the Section 16(a) filing requirements of all other officers and directors and owners of more than 10% of our common stock were met on a timely basis during 2002.

ITEM 11.EXECUTIVE COMPENSATION

                       Compensation of Executive Officers

     The following table sets forth a summary of the compensation we paid in the years ended December 31, 2000, 2001 and 2002, to our and ROC's Chief Executive Officer, and to our four other most highly compensated executive officers who received over $100,000 in compensation during 2002 from us (collectively, the "Named Executive Officers").



                     Summary Compensation Table
                                                                 Other        Securities
                                                                Annual        Underly-     All Other
             Name and                                           Compen-       ing options  Compen-
        Principal Position      Year   Salary($)  Bonus($)      sation($)(1) (# of shares) sation($)(2)

William L. Westerman            2002   $600,000         $0 (3)  $542,899 (4)        0      $1,438
Our and ROC's Chairman of and   2001   $600,000   $400,000 (3)  $293,211 (4)   50,000      $2,566
the Board and Chief Executive   2000   $600,000   $900,000 (3)  $841,403 (4)        0      $2,566
Officer

Robert A. Vannucci              2002   $300,000         $0 (5)  $103,000 (6)   20,000      $1,720
President and Chief Operating   2001   $300,000    $69,491      $157,425 (6)   20,000      $2,566
Officer of ROC                  2000   $250,000   $236,166        $7,425       10,000      $1,438

Duane R. Krohn                  2002   $250,000         $0 (5)    $3,000       10,000      $1,438
Our Treasurer,                  2001   $250,000    $69,491        $7,425       10,000      $1,438
and Executive Vice President    2000   $237,500   $236,166        $7,425       10,000      $1,438
of Finance and Treasurer of
ROC

Ronald P. Johnson               2002   $250,000         $0 (5)   $10,500 (7)   10,000      $1,438
Executive Vice President of     2001   $250,000    $69,491        $7,425       10,000      $1,438
Gaming Operations of ROC        2000   $237,500   $236,166        $7,425       10,000      $1,438

Jerome P. Grippe                2002   $250,000         $0 (5)    $3,000       10,000      $1,438
Executive Vice President of     2001   $250,000    $69,491        $7,425       10,000      $1,438
Operations of ROC               2000   $183,333   $211,166        $7,425        7,000      $1,062


(1) Includes amounts that we contributed under our Profit Sharing and 401(k) Plans. We contributed for the account of each executive $3,000 in 2002, $7,425 in 2001 and $7,425 in 2000.
(2)  Includes premiums paid us for excess life insurance.
(3) See "Employment Agreements" below for a summary of certain of the provisions of Mr. Westerman's employment agreement.
(4) Includes contributions to Mr. Westerman's retirement account of zero in 2002, zero in 2001 and $600,000 in 2000. Also includes interest computed at the Company's average borrowing rate less the rate pursuant to Internal Revenue Code 1274(d), of $539,899 in 2002, $285,786 in 2001 and $233,978 in
     2000. Does not include interest earned on retirement account of $300,251 in 2002, $493,024 in 2001 and $413,440 in 2000. (See "Employment Agreements"
     below)
(5)  There was no incentive bonus award in 2002.
(6) Includes $100,000 award of Restricted Stock, $25,000 award per quarter, pursuant to Mr. Vannucci's employment agreement. See"Restricted Stock Plan" below for a summary of our Restricted Stock Plan.
(7) Includes $7,500 additional income to Mr. Johnson as compensation for a planned vacation that we asked Mr. Johnson to forgo so he could participate in the nationwide presentations to sell the our new senior secured notes.

Option Surrenders

     On November 26, 1996, we granted 410,000 stock options to eighteen executives at an option price of $13.625 per share, 320,000 of which were granted to Mr. Westerman. Two of these executives' options totaling 11,000 shares were cancelled due to those executives leaving our employment, resulting in a balance of 399,000 options at $13.625 per share held by sixteen of our executives. The options of these sixteen executives were vested in their entirety.

     On January 16, 2001, We approved a Stock Option Surrender Plan under which each executive could surrender all or any portion of his/her $13.625 options. Further, we could, but were not obligated to, grant new options in an amount no less than the shares surrendered. The new options would be issued no sooner than six months and a day after the surrender of the $13.625 options. Any new options granted would be at the price of our common stock on the date of grant and subject to the vesting requirements of our Employee Stock Option Plan.

     All sixteen of our executives surrendered the entire balance of 399,000 of the $13.625 options effective January 31, 2001.

     In August 2001, we granted 107,500 stock options to 15 of our 16 executives who surrendered options on January 31, 2001. The August option grant was not premised on the January 31 option surrender but made pursuant to our Board of Directors' customary annual grant of stock options.

Option Grants

     The number of shares available for purchase under our 1993 Employee Stock Option Plan, as amended (the "Stock Option Plan") is 1,000,000. Excluding the options surrendered pursuant to the Stock Surrender Plan discussed above, options for an aggregate of 901,000 shares have been granted under our Stock Option Plan as of December 31, 2002. During our 2002 fiscal year 130,500 options were granted under our Stock Option Plan.

      The number of options available under each of our stock option plans, as specified above, is subject to antidilution adjustments.

Option Exercises, Year-End Options Values and Option Grants in 2002

         The following table presents at December 31, 2002 the value of unexercised in-the-money options held by the Named Executive Officers. There were no options exercised in 2002.

                                 Number of                Value of Unexercised,
                            Unexercised Options           In-The-Money Options

Name                       Vested       Not Vested        Vested     Not Vested

William L. Westerman       25,000           25,000            $0             $0
Robert A. Vannucci         50,000           20,000             0              0
Duane R. Krohn             40,000           10,000             0              0
Ronald P. Johnson          40,000           10,000             0              0
Jerome P. Grippe           31,000           10,000             0              0


         The following table presents options granted during 2002.



                             Individual Grants
                            ------------------

                                                                    Potential
                                                                   Realizable
                              Percent of                        Value at Assumed
                                 Total                           Annual Rates of
                    Number of   Options    Exercise               Stock Price
                    Underlying Granted to  or Base              Appreciation for
                      Options  Employees   Price    Expiration   Option Term
Name                  Granted   in 2002   Per Share    Date      --------------
----                                                              5%      10%
                      ------- ---------- ---------- -----------  ----    -----
William L. Westerman     0         0%       N/A          N/A      N/A      N/A
Robert A. Vannucci    20,000    15.3%     $7.35       5/14/12  $239,448 $381,280
Duane R. Krohn        10,000     7.7%      7.35       5/14/12   119,724  190,640
Ronald P. Johnson     10,000     7.7%      7.35       5/14/12   119,724  190,640
Jerome P. Grippe      10,000     7.7%      7.35       5/14/12   119,724  190,640


Employment Agreements

         William L. Westerman serves as our Chairman of the Board, President and Chief Executive Officer, and as Chairman of the Board and Chief Executive Officer of ROC.

     Mr. Westerman's existing employment agreement, which was last amended on December 6, 2000, automatically renews each year on December 31st subject to termination by us upon three months notice or by Mr. Westerman upon six months notice. Mr. Westerman's base compensation is $600,000.

     Under his employment agreement, Mr. Westerman is entitled to participate in our Senior Management Compensation Plan or such other executive bonus plan as shall be established by our Board of Directors (collectively the "Plan"). If at least 80% of net targeted operating results, as defined by the Plan, is met, Mr. Westerman is entitled to receive a bonus under the Plan expressed as a percentage of his $600,000 base salary. Mr. Westerman's bonus depends on the percentage of targeted results of operations realized by us in a particular year, with a maximum bonus of $900,000. According to a December 6, 2000 amendment, to the extent Mr. Westerman's bonus exceeds $400,000 in 2001 and each succeeding year, the excess amount will be deducted from the principal balance of his retirement account at the time the bonus is paid. Mr. Westerman received an incentive bonus of $900,000 for 2001, $500,000 of which was deducted from the principal balance of his retirement account resulting in a net bonus of $400,000. Mr. Westerman was entitled to an incentive bonus of $900,000 for 2002, including $500,000 which was to be paid from the principal balance of his retirement account and $400,000, which was to be paid by the Company. Mr. Westerman waived the $400,000 Company bonus payment and elected to have that amount paid from the principal balance of his retirement account. On April 1, 2003, $1,373,329 was distributed to Mr. Westerman from his retirement account; $900,000 representing his 2002 bonus; $250,000 representing a quarterly distribution from principal; and $223,329 representing a quarterly distribution of interest in arrears for the first quarter of 2003.

     The employment agreement provides that we fund a retirement account for Mr. Westerman. Pursuant to the employment agreement, an aggregate net amount of $6,812,123 had been credited to the retirement account from its inception through December 31, 2001. Under the employment agreement, each year that Mr. Westerman continues to be employed, an amount equal to Mr. Westerman's base salary for that year was credited to the account on January 1 of that year.
According to a December 6, 2000 amendment to Mr. Westerman's employment agreement, the January 1, 2001 contribution was the final principal contribution to the retirement account. As of December 31, 2002, no portion of this account had been funded.

     We retain beneficial ownership of the retirement account, which is earmarked to pay Mr. Westerman's retirement benefits. However, upon (1) the vote of a majority of the outstanding shares of Common Stock approving a "Change of Control" (as defined below), (2) the occurrence of a Change of Control without Mr. Westerman's consent, (3) a breach by us of a material term of the employment agreement or (4) the expiration or earlier termination of the term of the employment agreement for any reason other than cause, Mr. Westerman has the right to require us to establish a "Rabbi Trust" for his benefit. He also has the right to require us to fund such trust with an amount of cash equal to the amount then credited to the retirement account, including any amount to be credited to the retirement account upon a Change of Control.

     On February 5, 1998, our stockholders by a majority vote approved the Agreement and the Plan of Merger with R&E Gaming Corp. and its wholly-owned subsidiary Riviera Acquisition Sub, Inc. Such stockholder approval constituted a Change of Control. On March 5, 1998, subsequent to this Change of Control, Mr. Westerman exercised his right to require us to establish and fund a Rabbi Trust for his benefit. On March 20, 1998, Mr. Westerman entered into an agreement with us whereby Mr. Westerman waived his right to have us fund the Rabbi Trust in exchange for us agreeing to fund such Rabbi Trust within five business days after notice from Mr. Westerman.

     In the event that Mr. Westerman is no longer employed by us (except for termination for cause, in which case Mr. Westerman would forfeit all rights to monies in the retirement account), Mr. Westerman will be entitled to receive the amount in the retirement account (principal and current interest) in 20 equal quarterly installments as of the date he ceases to be employed by us. In the event that Mr. Westerman's Rabbi Trust has not yet been funded, the balance of principal and interest of the retirement account shall be paid directly to Mr. Westerman upon his retirement, termination (except for cause) or upon a change in control.

     Pursuant to the employment agreement, the retirement account was credited quarterly with interest and will be credited with additional amounts on the first day of each succeeding calendar quarter equal to the product of:

                  o our average borrowing cost for the immediately preceding fiscal year, as determined by our chief financial officer and

                  o the average outstanding balance in the retirement account during the preceding calendar quarter.

     This  interest  continues  to  accrue  pursuant  to the  December  6,  2000 amendment. Interest computed at our average borrowing rate less the rate pursuant to Internal Revenue Code 1274d was $539,899 in 2002 $285,786 in 2001, and $233,978 in 2000. Interest computed at the rate pursuant to Internal Revenue Code 1274d was $300,251 in 2002, $493,024 in 2001 and $413,440 in 2000. In the
event the Rabbi Trust has been funded, upon Mr. Westerman's death, an amount equal to the applicable federal estate tax on the retirement account will be pre-paid prior to the date or dates such taxes are due.

     Mr. Westerman's employment agreement provides (a) that the sum of Mr. Westerman's base salary, bonus, and credits to his Retirement Account in any one year must not exceed that which would have been payable under his previous employment agreement with us, and (b) that Mr. Westerman shall instruct us of any reductions in base salary, bonus, and credits to his retirement account necessary to comply with this limitation. We determined that for the year 1999, a reduction of $467,000 would be necessary to comply with this provision. Prior to December 31, 1999, and December 31, 1998, Mr. Westerman instructed us that this be applied to reduce the amount to be credited to his retirement account from $600,000 to $133,000.

     In addition to Mr. Westerman, one other executive, Robert Vannucci, has an employment agreement with us.

     Mr. Vannucci was appointed President of ROC effective October 1, 2000. Mr. Vannucci's employment agreement was amended at that time to reflect this appointment. Mr. Vannucci's base compensation is $300,000. Mr. Vannucci's employment agreement contains a Salary Continuation Agreement. See "Salary Continuation Agreements." It also provides for a "Normal Incentive Bonus" entitling Mr. Vannucci to participate in our Incentive Compensation Plan whereby he may share a portion of such plan's pool which provides for a target of $25 million EBITDA before deductions of incentives, as defined, for the years 2000 and 2001. Such amounts will be credited to the Incentive Compensation Plan's pool up to a maximum of $1.2 million. Mr. Vannucci did not receive an incentive bonus for the year 2002.

     Mr. Vannucci also receives compensation in the form of restricted stock pursuant to our Restricted Stock Plan. (See "Restricted Stock Plan") Mr. Vannucci's agreement provides that he is to receive $25,000 in our restricted common stock at market from treasury on the first business day of each quarter, plus our restricted common stock at market value from treasury in the same amount he receives pursuant to our Incentive Compensation Plan. Mr. Vannucci received restricted stock valued at $100,000 in 2002. Pursuant to the Restricted Stock Plan, Mr. Vannucci is presently entitled to all rights of stock ownership with respect to the restricted shares, including the right to vote and receive dividends. Mr. Vannucci may not, however sell, assign, pledge, encumber or otherwise transfer any of the restricted shares so long as he is employed by us, without our written consent. The restricted shares fully vest to Mr. Vannucci upon his separation of employment from us, so long as such separation is not a termination for cause. Mr. Vannucci's agreement was amended March 4, 2003 and again March 24, 2003. Pursuant to the amendments, commencing with the restricted stock award of April 1, 2003, and continuing for each quarter thereafter, Mr. Vannucci, can choose between receiving $25,000 in cash or $25,000 in restricted stock. Mr. Vannucci, also has the choice between cash and restricted stock to match his annual incentive bonus award. Mr. Vannucci's agreement is effective until December 31, 2003, and automatically renews annually subject to 120 days prior written notice by either party.
Profit Sharing and 401(k) Plans

     On June 30, 1993, we and ROC assumed the combined profit sharing and 401(k) plans of Riviera, Inc. (the "Profit Sharing and 401(k) Plans") and we and ROC continued the Profit Sharing and 401(k) Plans after June 30, 1993. We also provided that all current employees of Riviera Las Vegas who were employed on April 1, 1992, who were at least 21 years of age and who are not covered by a collective bargaining agreement are immediately eligible to participate in the Profit Sharing and 401(k) Plans. We further provided that all current employees who were employed by Riviera Las Vegas after April 1, 1992, who are at least 21 years of age and who are not covered by a collective bargaining agreement are eligible to participate after one year of service at the Riviera Las Vegas.

     We have identical plans for our 100% indirectly owned subsidiary, Riviera Black Hawk, Inc., which operates its casino in Black Hawk, Colorado. Employees hired prior to June 30, 2000, who were at least 21 years of age and who were not covered by a collective bargaining agreement were immediately eligible to participate in the Profit Sharing and 401(k) Plans. After June 30, 2000, all new employees who are at least 21 years of age and who are not covered by a collective bargaining agreement are eligible to participate after one year of service at Riviera Black Hawk.

     We may make a matching contribution to the 401(k) component of the abpve plan in an amount not to exceed 25% of the first 8% of each participant's compensation, which is contributed as a salary deferral. Our common stock is not an investment option to participants of the 401(k) component of the plan and any of our contributions to the 401(k) component are made in the form of cash to be invested in the participant's selected investment options.

     The profit sharing component of the Profit Sharing and 401(k) Plans provides that we will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings is exceeded, up to a maximum of 3% thereof. We may elect not to contribute to the Profit Sharing and 401(k) Plans if we notify our employees by January of the Profit Sharing and 401(k) Plans year. An employee becomes vested as to our contributions based on the employee's years of service. An employee receives a year of vesting service for each plan year in which the employee completed 1,000 hours of service. Vesting credit is allocated in 20% increments for each year of service commencing with the attainment of two years of service. An employee is fully vested following the completion of six years of service.

     Effective January 1, 2000, we suspended contributions to the profit sharing plan and substituted contributions to an Employee Stock Ownership Plan ("ESOP"), which is discussed directly below.

Employee Stock Ownership Plan

     We have an Employee Stock Ownership Plan ("ESOP"), which became effective as of January 1, 2000 and replaced the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged. This plan provides that all employees of Riviera Las Vegas and Riviera Black Hawk employed in a plan year who completed a minimum of one thousand hours of service in that year, were employed through December 31 of that year, were at least 21 years of age and were not covered by a collective bargaining agreement are eligible to participate in the plan. The ESOP provides that we will make a contribution to the participants of its Las Vegas and Black Hawk properties relative to the economic performance of each property. For Riviera Las Vegas, we will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating results target is attained and an additional 1% thereof for each $2 million by which operating results are exceeded, up to a maximum of 4% for 2000 and 5% thereafter. For Riviera Black Hawk, we will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $1 million by which operating results are exceeded, up to a maximum of 4% for 2000 and 5% thereafter. Under the ESOP, our contribution will be made in cash which will be used to buy primarily our common stock.

Incentive Compensation Programs

     Approximately 70 executives and other significant employees at Riviera Las Vegas and 20 at Riviera Black Hawk participate in incentive compensation programs. Participants in each of the two programs receive an annual incentive bonus based on predetermined financial targets at each location being met. An aggregate of $0 and $260,440, respectively, was awarded to participants at Riviera Las Vegas and Black Hawk under these programs in the year ended December 31, 2002.

Deferred Compensation Plan

     On October 2, 2000, we adopted a Deferred Compensation Plan. The purpose of this plan is to provide eligible employees the opportunity to defer the receipt of cash compensation. Participation in this non-qualified plan is limited to highly compensated employees who receive annual compensation of at least $100,000. The deferred funds are maintained on our books as liabilities. All elections to defer the receipt of compensation must be made no later than the December 1st preceding each plan year to which the election relates and are irrevocable for the duration of such year. Six of our executives are currently participating in this plan.

Restricted Stock Plan

     On October 2, 2000, we adopted a Restricted Stock Plan to provide incentives to attract and retain highly competent persons as officers and key employees by providing them opportunities to receive restricted shares of our Common Stock. Participants will consist of such officers and key employees as our Compensation Committee determines to be significantly responsible for our success and future growth and profitability. Awards of restricted stock are subject to such terms and conditions as we determine to be appropriate at the time of the grant, including restrictions on the sale or other disposition of such shares and the provisions for the forfeiture of such shares for partial or no consideration upon termination of the participant's employment within specified periods or under certain conditions. Mr. Vannucci and Mr. Grippe, President and Executive Vice President, respectively, of our wholly-owned subsidiary, ROC, are currently the only participants in the Restricted Stock Plan.

Salary Continuation Agreements

     Approximately 75 executive officers and significant employees (excluding Mr. Westerman) of ROC have salary continuation agreements effective through December 31, 2003, pursuant to which each of such employees will be entitled to receive (1) either six months' or one year's base salary if their employment with us is terminated, without cause, within 12 or 24 months of a change of control of us or ROC; and (2) group health insurance for periods of either one or two years. The base salary payments are payable in bi-weekly installments subject to the employee's duty to mitigate by using his or her best efforts to find employment. As of December 31, 2002, the total amount that would be payable under all such agreements if all payment obligations were to be triggered was approximately $6.0 million, including $1.4 million in benefits.

Compensation of Directors

     Messrs.  Silver, Harvey and DiVito (effective as of his appointment in June
2002) are each paid an annual fee of $50,000 for serving as a Director of us and ROC. Each Director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.

     On March 5, 1996 we adopted the Directors' Option Plan, which was approved by our stockholders on May 10, 1996. Under the Directors' Option Plan, each individual elected, re-elected or continuing as a non-employee director will automatically receive a nonqualified stock option for 2,000 shares of our Common Stock, with an exercise price equal to the fair market value of our Common Stock on the date of grant. 50,000 shares have been reserved for issuance under the Directors' Option Plan. Options to purchase 2,000 shares at $13.50 per share were granted to Mr. Barengo on May 12, 1997, options to purchase 2,000 shares at $9.00 per share were granted to him on May 11, 1998, options to purchase 2,000 shares at $4.88 per share were granted to him on May 10, 1999 and options to purchase 2,000 shares at $7.75 per share were granted to him on May 10, 2000. No options have been granted to Mr. Barengo under the Directors' Option Plan after 2000 due to his becoming an employee effective January 1, 2001. Mr. Barengo was granted options to purchase 7,500 shares at $6.00 per share and 10,000 shares at $7.35 on August 7, 2001 and May 14, 2002, respectively, pursuant to our Stock Option Plan. Mr. Barengo's compensation in 2002 was $125,000.

     Upon becoming a Director, Mr. Silver was granted options under the Directors' Option Plan to purchase 2,000 shares at $7.05 per share on February 26, 2001. Mr. Silver was subsequently granted options to purchase 2,000 shares at $6.55 per share on May 10, 2001 and 2,000 shares at $7.75 on May 10, 2002.

     Upon becoming a Director, Mr. Harvey was granted options under the Directors' Option Plan to purchase 2,000 shares at $6.60 per share on May 18, 2001. Mr. Harvey was subsequently granted options to purchase 2,000 shares at $7.75 on May 10, 2002.

     Upon becoming a Director, Mr. DiVito was granted options under the Director's Option Plan, to purchase 2,000 shares at $5.60 per share on July 12, 2002.

     Directors who are also our or ROC's officers or employees do not receive additional compensation for services as a Director. Currently, Messrs. Westerman and Barengo are such Directors.

     Under our Stock Compensation Plan, the members of our Compensation Committee have the right to receive all or part of their annual fees in the form of our Common Stock having a fair market value equal to the amount of their fees. Of the 50,000 shares available under this plan, we issued 3,103 shares to Mr. Barengo for a portion of his director's fees in 1996 and 877 shares to him for a portion of his fees in 1997.

Compensation Committee Report on Executive Compensation

     The Compensation Committee endeavors to ensure that the compensation program for our executive officers is effective in attracting and retaining key executives responsible for our success of the Company and is tailored to promote the long-term interests of the Company and its stockholders. The Company's executive officer compensation program in its last completed fiscal year was principally comprised of base salary, an executive incentive plan, a 401(k) plan, a profit-sharing plan (revised to provide contributions to ESOP) and long-term incentive compensation in the form of incentive stock options or non-qualified stock options, a deferred compensation plan and a restricted stock plan.

     The Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for the Company's Chief Executive Officer and his recommendations regarding the other executive officers. In particular, the Compensation Committee considers several financial performance measures, including revenue growth and net income. However, the Compensation Committee does not apply any specific quantitative formula in making compensation decisions. The Committee also considers achievements that, while difficult to quantify, are important to the Company's long-term success. The Compensation Committee seeks to create a mutuality of interest between the executive officers and the Company's stockholders by increasing the executive officers' ownership of the Company's Common Stock through the Stock Option Plan, ESOP, Deferred Compensation Plan and Restricted Stock Plan.

     Salary levels for the Company's executive officers are significantly influenced by the need to attract and retain management employees with high levels of expertise. In each case, consideration is given both to personal factors, such as the individual's experience, responsibilities and work performance, and to external factors, such as salaries paid by comparable companies in the gaming industry. With regard to the latter, it is important to recognize that because of the opening of new properties on the Las Vegas Strip in 1998, 1999 and 2000 and the growth of riverboat and dockside gaming, Native American gaming operations and the proliferation of jurisdictions in which gaming is permitted, the Company competes with numerous other companies for a limited pool of experienced and skilled personnel. Therefore, it is critical that the Company provide base salaries that are competitive in the casino industry. With respect to the personal factors, the Compensation Committee makes salary decisions in an annual review based on the recommendations of the Chief Executive Officer. This annual review considers the decision-making responsibilities of each position as well as the experience and work performance of each executive. The Chief Executive Officer views work performance as the single most important measurement factor. As a baseline measure, the Compensation Committee engaged the services of an independent CPA firm, other than Deloitte & Touche, LLP, which conducted a compensation survey of comparable Las Vegas resorts. The CPA firm concluded that compensation of Company executives was consistent with other members of the industry.

     The compensation of Mr. Westerman for the Company's last completed fiscal year was set pursuant to the employment agreement described in the "Compensation of Executive Officers" section.

     Date:       February 28, 2003      Jeffrey A. Silver       Chairman
                                        Robert R. Barengo       Member
                                        Paul A. Harvey.         Member
                                        Vincent L. DiVito       Member

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

     Mr. Silver is a shareholder in the law firm of Gordon & Silver, Ltd. Which has been engaged by the Company for various legal matters. Mr. Barengo has been an employee of Riviera Operating Corporation since January 1, 2001.

Performance Graph

     The following graph compares the annual change in the cumulative total return, assuming reinvestment of dividends, on the Company's Common Stock with the annual change in the cumulative total returns of the NASDAQ Broad Market, the American Stock Exchange Index (the "AMEX Index"), the New York Stock Exchange (the "NYSE") and the NASDAQ Amusement and Recreation Services Index (the "NASDAQ 79xx"), which we consider to be our peer industry group. The graph assumes an investment of $100 on December 31, 1997, in each of our Common Stock, the stocks comprising the NASDAQ Broad Market, the stocks comprising the AMEX Index and the stocks comprising the NASDAQ 79xx.

The graph is a Comparison of Cumulative Total Return Among us, NYSE/ AMEX/Nasdaq Stock Market (US Companies) and Nasdaq stocks (SIC 7900 - 7999 US Companies amusement and recreation services) (1).

                     Riviera           NYSE/AMEX/Nasdaq            Nasdaq
                                        U.S. Companies            (SIC 79xx)
                                                          US Amusement Companies

 12/31/97             100.0                100.0                    100.0
 12/31/98              34.0                123.4                     86.5
 12/31/99              49.5                154.5                    111.2
 12/31/00              55.3                136.9                     94.0
 12/31/01              32.9                122.3                    109.6
 12/31/02              33.6                 97.1                     90.9


(1) Comprised of companies whose stock is traded on the Nasdaq National Market and whose standard industrial classification is within 7900-7999. We do not necessarily believe that this is an indication of the value of our stock.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 25, 2003, by (i) each person who, to our knowledge of, beneficially owns more than 5% of our outstanding Common Stock (based on reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or upon information furnished to us), (ii) our directors and certain of our officers and (iii) all of our directors and executive officers as a group. The percentage of our outstanding Common Stock represented by each named person's stock ownership assumes the exercise by such person of all stock options that are exerciseable within 60 days of April 25, 2003, but does not assume the exercise of stock options by any other persons. The percentage of our outstanding common stock represented by the stock ownership of all executive officers and directors as a group assumes the exercise of stock options by all members of that group, but does not assume the exercise of options by any persons outside of that group. Except as indicated in the footnotes to the table, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

                            Shares Beneficially Owned

Name                                                  Number          Percentage

William L. Westerman(1)(2)(3)                         673,628            18.7%
Robert R. Barengo(1)(4)                               129,906             3.6
Jeffrey A. Silver (1)(5)                                7,000               *
Paul A. Harvey(1)(6)                                    1,200               *
Vincent L. DiVito(1)                                        0               *
Robert A. Vannucci (1)(7)                             145,411             4.0
Ronald P. Johnson(1)(8)                               133,035             3.7
Duane R. Krohn(1)(9)                                  141,128             3.9
Jerome P. Grippe(1)(10)                                84,584             2.3
Tullio J. Marchionne(1)(11)                             9,426               *
Donald J. Trump(12)                                   358,000             9.9
Sun America Life Insurance Company(13)                345,900             9.6
Diversified Equity Ventures, LLC(14)                  320,000             8.9

Employee Stock Ownership Plan (ESOP) other than
shares allocated to executive officers and
directors(15)                                         325,981             9.0

All executive officers and directors as a group
including shares allocated to them under the
ESOP(3)(17)                                         1,651,298            43.2

-------------------------------
*     Less than 1%.

(1) The address for each of our and ROC's directors and officers is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
(2) Includes 25,000 shares which may be acquired within 60 days of April 29, 2003, upon the exercise of outstanding options.
(3) Our articles of incorporation provide that no owner of our Common Stock may vote more than 15% of the total number of outstanding shares of our Common Stock, except under certain limited conditions or circumstances that do not apply to Mr. Westerman's stock ownership. Consequently, of the total number of shares of Common Stock that Mr. Westerman beneficially owns, as reported in the table above, he can only vote the shares that do not exceed 15% of our total outstanding shares as of the shareholder vote in question. As of April 25, 2003, we had 3,606,155 shares outstanding, excluding shares that may be acquired within 60 days through the exercise of stock options but that we have not issued. By way of example, as of that date, Mr. Westerman had the power to vote 540,923 shares out of the 648,628 total shares that he beneficially owned and were actually outstanding on that date(excluding shares that he could acquire through the exercise of options) and all executive officers and directors as a group had the power to vote 1,328,843 shares out of 1,436,548 total shares that they beneficially owned and were actually outstanding on that date (excluding shares that they could acquire through the exercise of stock options).
(4) Includes 17,550 shares which may be acquired within 60 days of April 29, 2003, upon the exercise of outstanding options.
(5) Includes 2,000 shares which may be acquired within 60 days of April 29, 2003, upon the exercise of outstanding options.
(6) Includes 1,200 shares which may be acquired within 60 days of April 29, 2003, upon the exercise of outstanding options.
(7) Includes 50,000 shares which may be acquired within 60 days of April 29, 2003, upon the exercise of outstanding options, 60,277 shares under the our Restricted Stock Plan and 19,404 shares under our Deferred Compensation Plan.
(8) Includes 40,000 shares which may be acquired within 60 days of April 29, 2003, upon the exercise of outstanding options and 29,435 shares under the our Deferred Compensation Plan.
(9) Includes 40,000 shares which may be acquired within 60 days of April 29, 2003, upon the exercise of outstanding options and 48,029 shares under the our Deferred Compensation Plan.
(10) Includes 31,000 shares which may be acquired within 60 days of April 29, 2003, upon the exercise of outstanding options, 8,217 shares under the our Restricted Stock Plan and 29,601 shares under the our Deferred Compensation Plan.
(11) Includes 8,000 shares which may be acquired within 60 days of April 29, 2003, upon the exercise of outstanding options.
(12) The address for Donald J. Trump is 725 Fifth Avenue, New York, New York 10022. Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") has an option to purchase the shares of our Common Stock held by Mr. Trump. Trump Hotels and Casino Resorts, Inc. ("THCR") is the sole general partner of THCR Holdings. Both of THCR Holdings and THCR, therefore, may also be deemed the beneficial owner of those shares. The address for THCR Holdings and THCR is 1000 Boardwalk, Atlantic City, New Jersey 08401.
(13) The address for SunAmerica Life Insurance Company ("SunAmerica") is One SunAmerica Center, Los Angeles, California 90067.
(14) The address for Diversified Equity Ventures, LLC and its manager, Jeffrey P. Jacobs, is 1231 Main Avenue, Cleveland, Ohio 44113.
(15) The Trustee of the ESOP and its address are Marshall & Ilsley Trust Company, 1000 North Water Street, Milwaukee, Wisconsin 53202.
(16) Includes a total of 214,750 shares which may be acquired by directors and exective officers as a group within 60 days of April 25, 2003, upon the exercise of outstanding options.

     We are a party to a registration rights agreement with, among others, SunAmerica, which owns more than 5% of our Common Stock. Each of the three largest holders of Common Stock can require us to file a registration statement and holders of 51% or more of the shares of Common Stock then subject to the equity registration rights agreement can require us to file two registration statements, registering under the Securities Act, the offer and sale of Common Stock owned by such persons. All other holders of registerable shares will be entitled to have shares of Common Stock owned by them included in any such registrations. In addition, the agreement grants to each party the right to have included, subject to certain limitations, all shares of our Common Stock owned by such party in any registration statement filed by us under the Securities Act. Pursuant to the agreement, we will pay all costs and expenses, other than underwriting discounts and commissions, in connection with the registration and sale of Common Stock under the agreement.


                                   Equity Compensation Plan Information


                                                                                          Number of securities
                            Number of securities                                        remaining available for
                                 to be issued                     Weighted-average        future issuance under
                        upon exercise of outstanding options,    exercise price of      equity compensation plans
Plan Category                  warrants and rights              outstanding options,      (excluding securities
                                                                warrants and rights      reflected in column (a))
                                      (a)                               (b)                        (c)

Equity compensation        Employee Options: 555,000                  $6.32                     128,500
plans approved by
security holders .         Non Employee Director
                           Options:           24,000                  $7.12                      24,000

-----------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved                     0                                 0                      131,506
by security holders(1)
-----------------------------------------------------------------------------------------------------------------
           Total                    579,000                                                     284,006
(1) The shares are issuable under our Restricted Stock Plan, which is described under "Excutive Compensation-Restricted Stock Plan."




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Jeffrey A. Silver is a shareholder in the law firm of Gordon & Silver, Ltd., which has been engaged by us for various legal matters.



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

           (a)(3)   List of Exhibits

           Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index herein, which information is in paragraph (c) of this Item 15.

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


(c) Exhibits

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

10.19 (A) Deferred Compensation Plan dated November 1, 2000, adopted by the Company on October 2, 2000 and amended by Unamimous Consent of Directors effective as of December 15, 2001

10.20 (A) Restricted Stock Plan dated January 2, 2001, adopted by the Company on October 2, 2000

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

10.44*(A)Second Amendment to Employment Agreement between the Company and Robert
     Vannucci effective July 1, 2002. (included in original filing of Form 10-K on March 17, 2003 prior to this Amendment No. 1)

10.45*(A)Third Amendment to Employment  Agreement between the Company and Robert
     Vannucci effective March 3, 2003.(included in original filing of Form 10-K on March 17, 2003 prior to this Amendment No. 1)

10.46(A) Trust under the Company's Deferred Compensation Plan dated November 1,
     2000, as amended May 8, 2001.

21.1*Subsidiaries of the Company. (see Exhibit 21.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

99.1   Certification of Chief Executive Officer

99.2   Certification of Chief Financial Officer


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

                                      April 29, 2003


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                         Date


/s/ WILLIAM L. WESTERMAN      Chairman of the Board, Chief        April 29, 2003
------------------------      Executive Officer and President
William L. Westerman


/s/ DUANE R. KROHN            Treasurer (Principal Financial      April 29, 2003
------------------------      and Accounting Officer)
Duane R. Krohn

/s/ ROBERT R. BARENGO         Director                            April 29, 2003
------------------------
Robert R. Barengo

/s/ JEFFREY A. SILVER         Director                            April 29, 2003
------------------------
Jeffrey A. Silver

/s/ PAUL A. HARVEY            Director                            April 29, 2003
------------------------
Paul A. Harvey

/s/ VINCENT L. DIVITO         Director                            April 29, 2003
------------------------
Vincent L. Divito

                                 CERTIFICATIONS



I, William L. Westerman, the Chief Executive Officer of Riviera Holdings Corporation, certify that:

1. I have reviewed this first amended annual report on Form 10-K of Riviera Holdings Corporation;

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




Date: April 29, 2003



WILLIAM L. WESTERMAN
--------------------
William L. Westerman
Chairman of the Board and
Chief Executive Officer

I, Duane R. Krohn, the Chief Financial Officer of Riviera Holdings Corporation, certify that:

1. I have reviewed this first amended annual report on Form 10-K of Riviera Holdings Corporation;

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


Date: April 29, 2003


DUANE R. KROHN
----------------------------------
Duane R. Krohn Treasurer and
Chief Financial Officer