Form 10-Q
period 2003-03-31
RIVIERA HOLDINGS CORP
filed 2003-05-05
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended March 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from_________ to_________

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

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of May 2, 2003, there were 3,606,155 shares of Common Stock, $.001 par value per share, outstanding.

                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                              2

Condensed Consolidated Balance Sheets (Unaudited) at March  31, 2003
and December 31, 2002                                                        3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three months ended March 31, 2003 and 2002                                   4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three months ended  March 31, 2003 and 2002                                  5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20

Item 4.  Controls and Procedures                                            21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   22

Signature Page                                                              23

Certifications                                                              24

Exhibits                                                                    26

PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements





INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

April 22, 2003
Las Vegas, Nevada



RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands, except share amounts)                   March 31,   December 31,
------------------------------------------------------------------------------
                                                         2003          2002
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $25,192        $20,220
   Accounts receivable, net                              4,154          4,010
   Inventories                                           1,640          1,824
   Prepaid expenses and other assets                     3,933          3,968
                                                    -----------    -----------
       Total current assets                             34,919         30,022

PROPERTY AND EQUIPMENT, Net                            184,724        188,233

OTHER ASSETS, Net                                       14,533         14,677

DEFERRED INCOME TAXES, Net                               2,964          2,964
                                                    -----------    -----------
TOTAL                                                 $237,140       $235,896
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt                    $3,485         $3,430
   Accounts payable                                      7,632          8,338
   Accrued interest                                      6,963          1,065
   Accrued expenses                                     14,370         15,576
                                                    -----------    -----------
     Total current liabilities                          32,450         28,409
                                                    -----------    -----------

OTHER LONG-TERM LIABILITIES                              6,571          6,465
                                                    -----------    -----------

LONG-TERM DEBT, Net of current portion                 215,880        216,694
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  DEFICIENCY:
Common stock ($.001 par value; 20,000,000 shares
 authorized; 5,141,208 and 5,135,773 issued at
 March 31, 2003 and December 31, 2002, respectively)        5              5
Additional paid-in capital                             13,715         13,638
Treasury stock (1,687,947 shares and 1,686,244 shares
  at March 31, 2003 and December 31, 2002,
  respectively)                                       (11,320)       (11,313)

Accumulated Deficit                                   (20,161)       (18,002)
                                                    -----------    -----------
      Total stockholders' deficiency                  (17,761)       (15,672)
                                                    -----------    -----------
TOTAL                                                $237,140       $235,896
                                                    ===========    ===========
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002           Three Months Ended
(In thousands, except per share  amounts)                       March 31,
-------------------------------------------------------------------------------
REVENUES:                                                 2003          2002
  Casino                                                $26,377      $26,063
  Rooms                                                  11,225       10,719
  Food and beverage                                       8,013        7,859
  Entertainment                                           4,399        4,208
  Other                                                   1,951        2,051
                                                     -----------    ---------
            Total revenues                               51,965       50,900
   Less promotional allowances                            4,474        4,402
                                                     -----------    ---------
            Net revenues                                 47,491       46,498
                                                     -----------    ---------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                               14,070       14,372
    Rooms                                                 5,853        5,454
    Food and beverage                                     5,304        5,090
    Entertainment                                         2,956        2,787
    Other                                                   649          680
Other operating expenses:
    General and administrative                            9,720        9,934
    Depreciation and amortization                         4,223        4,494
                                                     -----------    ---------
            Total costs and expenses                     42,775       42,811
                                                     -----------    ---------
INCOME FROM OPERATIONS                                    4,716        3,687
                                                     -----------    ---------

OTHER (EXPENSE) INCOME:
Interest expense                                         (6,881)      (6,688)
Interest income                                              13          179
Other, net                                                   (7)         (12)
                                                     -----------    ---------
     Total other expense                                 (6,875)      (6,521)
                                                     -----------    ---------
(LOSS) BEFORE PROVISION  (BENEFIT) FOR INCOME TAXES      (2,159)      (2,834)
PROVISION  (BENEFIT) FOR INCOME TAXES                         0            0
                                                     -----------    ---------
NET (LOSS)                                              ($2,159)     ($2,834)
                                                     ===========    =========
(LOSS) PER SHARE DATA:
(Loss) per share:
   Basic                                                $ (0.62)     $ (0.82)
                                                     -----------    ---------
   Diluted                                              $ (0.62)     $ (0.82)
                                                     -----------    ---------
Weighted-average common shares outstanding                3,468        3,437
                                                     -----------    ---------
Weighted-average common and common equivalent shares      3,468        3,437
                                                     -----------    ---------


See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2002 AND 2003                    Three Months Ended
(in thousands)                                                     March 31,
                                                                2003     2002
                                                            ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                            ($2,159)   ($2,834)
  Adjustments to reconcile net income(loss) to net
     cash (used in) and provided by operating activities:
    Depreciation and amortization                              4,223      4,494
    Provision for bad debts                                       80       (367)
    Interest expense                                           6,881      6,688
    Interest paid                                               (311)    (9,038)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                (225)        34
      Decrease (increase) in inventories                         184        456
      Decrease (increase) in prepaid expenses
          and other assets                                        36       (206)
      Increase (decrease) in accounts payable                   (705)      (145)
      Increase (decrease) in accrued liabilities              (1,206)      (792)
      Increase  in deferred compensation plan obligation           8
      Increase in non-qualified pension plan obligation
          to CEO upon retirement                                (125)      (125)
                                                            ---------   --------
       Net cash provided by (used in) operating activities     6,681     (1,835)
                                                            ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment,
        Las Vegas, Nevada                                       (439)      (931)
      Capital expenditures - Black Hawk, Colorado               (276)      (459)
      Decrease (increase) in other assets                       (203)    (1,115)
                                                            ---------   --------
       Net cash provided by (used in) investing activities      (918)    (2,505)
                                                            ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term borrowings                          (861)      (797)
      Purchase of treasury stock for the deferred
        compensation plan                                         (7)         0
      Increase in paid-in capital                                 52          0
      Issuance of restricted stock                                25         75
                                                            ---------   --------
        Net cash (used in) provided by financing activities     (791)      (722)
                                                            ---------   --------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS              4,972     (5,062)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                20,220     46,606
                                                            ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $25,192    $41,544
                                                            =========   ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable               $13        $299

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Riviera Holdings Corporation ("RHC") and its wholly owned subsidiary, Riviera Operating Corporation ("ROC") (together, the "Company"), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.

In August 1995, Riviera Gaming Management, Inc. ("RGM") incorporated in the State of Nevada and is a wholly owned subsidiary of RHC for the purpose of obtaining management contracts in Nevada and other jurisdictions. In March 1997, Riviera Gaming Management of Colorado was incorporated in the State of Colorado, and in August 1997, Riviera Black Hawk, Inc. ("RBH") was incorporated in the State of Colorado for the purpose of developing a casino in Black Hawk, Colorado which opened February 4, 2000.

On March 15, 2002, Riviera Gaming Management of New Mexico, Inc. ("RGM New Mexico") was incorporated in the State of New Mexico. On June 5, 2002, Riviera Gaming Management of Missouri, Inc. ("RGM Missouri") was incorporated in the State of Missouri.

Nature of Operations

The Company owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and its casino in Black Hawk, Colorado ("Riviera Black Hawk"). Riviera Black Hawk is owned by Riviera Black Hawk, Inc. ("RBH"), a wholly owned subsidiary of RHC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM, and manages the casino.

Casino operations are subject to extensive regulation in the states of Nevada and Colorado and various state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, recording casino and other revenues, and granting credit comply, in all material respects, with the applicable regulations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial information at March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited. However, such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three months ended March 31, 2003 and 2002 since the Company incurred net losses in those periods. The number of potentially dilutive options was 6,000 for the three months ended March 31, 2003 and 117,000 for the three months ended March 31, 2002.

Income Taxes

The cash flow projections used by the Company in the application of SFAS 109 for the realization of deferred tax assets indicate that a valuation allowance should be recorded on the tax benefits earned by the Company in 2003 and 2002. The estimates used are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how the Company operates the business, changes in the labor market or economic downturns in the areas where the Company operates.

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

Stock-Based Compensation

As of March 31, 2003, the Company has two stock-based employee compensation plans. The effect of stock options in the income statement is reported in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for unissued stock options in the stock option plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

No compensation cost has been recognized for unexercised options remaining in the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123 (using an intrinsic value method), the Company's net loss and pro forma net loss per common share and common share equivalent would have been increased to the pro forma amounts indicated below at March 31 (in thousands, except per share amounts):

                                                            2003          2002

Net loss as reported                                     $ (2,159)    $  (2,834)
Deduct:  Total stock-based employee compensation
  expense determined under fair value-based methods
  for awards net of related tax effects                       (60)          (74)
                                                          --------    ----------
Net loss pro forma                                       $ (2,219)    $  (2,908)
                                                          ========    ==========
Basic loss per common share as reported                  $  (0.62)    $   (0.82)
Basic loss per common share pro forma                    $  (0.64)    $   (0.85)
Diluted loss per common and common
  share equivalent as reported                           $  (0.62)    $   (0.82)
Diluted loss per common and common share
  equivalent pro forma                                   $  (0.64)    $   (0.85)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002 respectively: dividend yield of 0% for both years; expected volatility for both years of 52%; risk-free interest rates for both years of 4.49%; and expected lives of 10 years for all years. The weighted fair value of options granted in 2003 and 2002 was $0 and $4.96, respectively.

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

Recently Adopted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and it had no effect on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 and it had no effect on its financial position or results of operations.

2. OTHER ASSETS

Other assets at March 31, 2003 include deferred loan fees of approximately $10.5 million associated with the refinancing of the Company's debt. Other assets also include capitalized site development, financing and licensing costs associated with the RGM Missouri proposed venture of approximately $1.3 million and the RGM New Mexico proposed venture of approximately $1.2 million.

3. LONG TERM DEBT AND COMMITMENTS

On June 26, 2002, the Company issued 11% Senior Secured Notes with a principal amount of $215 million, substantially all of which were later exchanged for Securities Act of 1933-registered Notes of the Company with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount in the amount of $3.2 million. The discount is being amortized over the life of the 11% Notes. The Company incurred fees of approximately $9.3 million with the issuance of the 11% Notes which are included in other assets at March 31, 2003 and are being amortized to interest expense over the life of the indebtedness.

Effective July 26, 2002 the Company entered into a $30 million, five year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR derived rate. There were no advances outstanding on this revolver at March 31, 2003. The Company incurred loan fees of approximately $1.5 million which are being expensed over the life of the agreement.

4. LEGAL PROCEEDINGS

Brian Placzek, on behalf of himself and all others similarly situated v. Riviera
--------------------------------------------------------------------------------
Holdings Corporation, William L. Westerman, Robert R. Barengo, Jeffrey A. Silver
--------------------------------------------------------------------------------
and Paul A. Harvey;  filed in District Court, Clark County,  Nevada No.A466204).
--------------------------------------------------------------------------------
This is a class action complaint. The named Plaintiff in this action is a shareholder of the Company. The Defendants are the Company and four directors as individual Defendants. On April 15, 2003, the Plaintiff, commenced this action in Nevada state court which was served on the Company on April 28, 2003, where it seeks an order which would require the individual Defendants to, among other things, cooperate with any individual who makes a bona fide offer to acquire the Company, take steps that are calculated to result in a buy-out or takeover of the Company at the highest price, comply with their fiduciary duties, and reimburse the Plaintiff's class for damages, costs and disbursements related to the lawsuit.

The Plaintiff seeks to have all public shareholders of the Company's common stock, excluding Defendants, certified as a class for purposes of a class action suit and seeks to be the representative of the class.

The Plaintiff asserts, among other things, that the Defendants violated their fiduciary duties because they did not take affirmative steps in furtherance of an offer by a third party to purchase all of the Company's outstanding common stock at a premium price which was contingent upon, among other things, a waiver of the call provisions by the holders of the Company's bond indebtedness. The Company believes the Plaintiff's claims are without merit and intends to vigorously defend against them.

The Company is a party to several routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel/casino. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

5. STOCK REPURCHASES

There were 1,703 shares of treasury stock purchased by the Deferred Compensation Plan Trustee at $4.27 for the three months ended March 31, 2003 and no shares were purchased for the three months ended March 31, 2002.

6. ISSUANCE OF RESTRICTED STOCK

There were 5,435 shares of restricted stock issued at an average price of $4.60 under the Restricted Stock Plan for executive compensation for the three months ended March 31, 2003.

7. GUARANTOR INFORMATION

The 11.0% Notes and the $30 million line of credit are guaranteed by all of the Company's restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RGM Missouri and RGM New Mexico are unrestricted subsidiaries of RHC and are not guarantors of the 11% notes. Each of these entities are in the development stage and have no operating results. Their assets totaled $2.5 million dollars (RGM Missouri $1.3 million and RGM New Mexico $1.2), which assets were created through advances from RHC.

8. SEGMENT DISCLOSURES

The Company determines its segments based upon review process of the chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by the chief decision maker is EBITDA as defined below. All intersegment revenues have been eliminated.

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                  March 31,         March 31,
(In thousands)                                      2003              2002

Net revenues:
              Riviera Las Vegas                      $35,735           $34,709
              Riviera Black Hawk                      11,756            11,789
                                                 ------------      ------------
                  Total net revenues                 $47,491           $46,498
                                                 ============      ============

Income (loss) from operations:
              Riviera Las Vegas                       $4,257            $3,322
              Riviera Black Hawk                       1,570             1,428
              Corporate Expenses                      (1,111)           (1,063)
                                                 ------------      ------------
                   Total income from operations       $4,716            $3,687
                                                 ============      ============

EBITDA (1):
              Riviera Las Vegas                       $7,025            $6,298
              Riviera Black Hawk                       3,025             2,946
              Corporate Expenses                      (1,111)           (1,063)
                                                 ------------      ------------
                  Total EBITDA                        $8,939            $8,181
                                                 ============      ============

EBITDA margin (2):
              Riviera Las Vegas                        19.7%             18.1%
              Riviera Black Hawk                       25.7%             25.0%
                                                 ------------      ------------
                  Total EBITDA                         18.8%             17.6%
                                                 ============      ============

(1)EBITDA consists of earnings before interest, income taxes, depreciation, amortization. EBITDA is presented solely as a supplemental disclosure because management believes that it is 1) a widely used meausre of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. Management uses property-level EBITDA (EBITDA before corporate expense) as the primary measure of the Company's business segment properties' performance, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in EBITDA. Also, other companies that report EBITDA information may calculate EBITDA in a different manner than the Company. A reconciliation of EBITDA to operating income is included in the following financial schedules.

(2) EBITDA margin is EBITDA as a percent of net revenues.



Riviera Holdings Corporation
Reconciliation of Operating Income (Loss) to EBITDA:
         ($ In 000's)
                               Operating                   Management
                             Income/(Loss)  Depreciation      Fee        EBITDA
First Quarter 2003:
Riviera Las Vegas          $     4,257      $    3,114   $    (346)  $   7,025
Riviera Black Hawk               1,570           1,109         346       3,025
Corporate                       (1,111)              -           -      (1,111)
                                -------          -----         ----     ------
                           $     4,716      $    4,223           -   $   8,939
                                =======         ======                  ======
First Quarter 2002:
Riviera Las Vegas          $     3,322      $    3,335   $    (359)  $   6,298
Riviera Black Hawk               1,428           1,159         359       2,946
Corporate                       (1,063)              -           -      (1,063)
                                -------          -----        -----     -------
                           $     3,687      $    4,494   $       -   $   8,181
                                =======         ======                  =======


                                       March 31,        December 31,
                                         2003              2002
Assets (3):                                   (in thousands)
       Riviera Las Vegas             $ 121,065        $  123,740
       Riviera Black Hawk               63,659            64,493

                                    -----------        ---------
                Total assets         $ 184,724        $  188,233
                                    ===========        =========

    (3)Assets represent property and equipment, net of accumulated depreciation and amortization.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.

                                              First Quarter
                                                              Incr/    % Incr/
                  (In Thousands)           2003       2002   (Decr)     (Decr)

Net revenues:
   Riviera Las Vegas                    $35,735    $34,709    $1,026      3.0%
   Riviera Black Hawk                    11,756     11,789      (33)     -0.3%
                                         ------     ------     -----
      Total Net Revenues                $47,491    $46,498      $993      2.1%
                                         ======     ======      ====
Income (Loss) from Operations
   Riviera Las Vegas                     $4,257     $3,322      $935     28.2%
   Riviera Black Hawk                     1,570      1,428       142      9.9%
   Property Income from Operations        5,827      4,750     1,077     22.7%
   Corporate Expenses                   (1,111)    (1,063)      (48)     -4.5%
                                         ------     ------      ----
       Total Income from Operations      $4,716     $3,687    $1,029     27.9%
                                         ======     ======     =====
Operating Margins
   Riviera Las Vegas                      11.9%       9.6%      2.3%
   Riviera Black Hawk                     13.4%      12.1%      1.3%
    Consolidated                           9.9%       7.9%      2.0%

Riviera Las Vegas

Revenues

         Net revenues increased by approximately $1.0 million, or 3.0%, from $34.7 million in 2002 to $35.7 million in 2003 due primarily to increased casino, hotel, food and beverage revenues.

         Casino revenues increased by approximately $403,000, or 2.7%, from $14.8 million during 2002 to $15.3 million during 2003 due to a 3.6% increase in slot machine revenue.

         Room revenue increased $506,000, or 4.7%, from $10.7 million in 2002 to $11.2 million in 2003 due to an increase in leisure room nights. Hotel occupancy increased to 92%, up from last year's 87.9% and average daily room rate decreased $0.48 from $62.32 in 2002 to $61.84 in 2003. Rev Par (revenue per available room), however, increased 3.9% or $2.16 to $56.92. Leisure room nights were up 11.8%, while convention room nights were down 7.4% due primarily to slow room bookings from a January 2003 convention and from a large increase in Internet bookings. Convention attendees appear to be using the Internet to book rooms versus booking through the convention block. Short term incoming call volumes, slightly lower than prior year, were offset by a substantial increase in Internet room bookings which were up 73% or 28,000 room nights over 2002.

The market continues to see growth in small meetings and conventions. The new convention space at the Las Vegas and Mandalay Bay Convention Centers are attracting additional multi-property conventions. The Riviera's convention and flexible meeting space and our proximity to the Las Vegas Convention Center position us to capitalize on the recent growth in small meetings and conventions in the Las Vegas area. The change in our occupancy mix has stimulated increases in entertainment and food and beverage revenues.

        Entertainment revenues increased by approximately $219,000, or 5.3%, from $4.2 million during 2002 to $4.4 million during 2003 due primarily to an increase in our Le Bistro Theater revenues. Food and beverage revenues increased $339,000, or 5.5%, from $6.2 million in 2002 to $6.5 in 2003 due primarily to our occupancy mix discussed above.

         Other revenues decreased by approximately $108,000, or 5.5%, from $1.9 million during 2002 to $1.8 million during 2003 due primarily to decreased gift shop and telephone revenues. Promotional allowances increased by approximately $333,000, or 10.6%, from $3.1 million during 2002 to $3.5 million during 2003 primarily due to increases in comps related to higher casino activity.

Costs and Expenses

         Rooms departmental costs and expenses increased by 7.3% in the quarter, as occupancy increased, requiring more variable labor costs, without significant change in room rate. In addition, wage scale increases under the new union contracts contributed to the increased costs.

         Entertainment departmental costs and expenses increased 5.0% in the quarter and margins remained relatively constant at 33 %.

Income from Operations

         Income from operations in Las Vegas increased $935,000, or 28.2%, from $3.3 million in 2002 to $4.3 million in 2003 due to the 3.0% increase in net revenues as explained above.

Riviera Black Hawk

Revenues

        Net revenues were approximately $11.8 million in 2002 and 2003. Food and beverage revenues were approximately $1.5 million in 2003, of which $1.0 million was complimentary (promotional allowance). Our performance was accomplished in spite of disruptive winter weather in the Black Hawk area during February and March of 2003. One winter storm in March of 2003 forced the closure of our casino for three days. The Denver area economy also continued to show weakness during the quarter. These negative factors resulted in a $9.0 million or 6.8% reduction in first quarter gaming revenues for the Black Hawk market from $131.6 million in 2002 to $122.6 in 2003. We continue to monitor market conditions and have made several adjustments to our marketing programs to insure that we stay competitive.

Income from Operations

          Income from operations in Black Hawk, Colorado increased $142,000, or 9.9%, from $1.4 million in 2002 to $1.6 million in 2003 due to decreased general and administrative costs.

Consolidated Operations

Other Income (Expense)

                   Interest expense increased $193,000 due to costs associated with the $30 million credit facility and increased amortization of loan fees. Interest expense on the $215 million 11% Senior Secured Notes issued by the Company (the "11% Notes") of $5.9 million plus related amortization of loan fees and other financing costs totaled approximately $6.3 million in 2003. Interest expense on equipment and other financing totaled approximately $581,000 for the quarter.

         Interest income decreased $166,000 from $179,000 in 2002 to $13,000 in 2003 as a result of the lower cash balances available for investment and decreasing rates. Corporate expenses remained relatively unchanged between the first quarters of 2003 and 2002.

Net Income (Loss)

                 Net loss decreased $675,000 or 23.8% from a net loss of $2.8 million in 2002 to a net loss of $2.1 million in 2003 due primarily to increased operating income which was partially offset by increased net interest costs.

Liquidity and Capital Resources

At March 31, 2003, the Company had cash and cash equivalents of $25.2 million. The cash and cash equivalents increased $5.0 million during the first three months of 2003 compared to the first three months of 2002, as a result of $6.7 million of cash provided by operations, $920,000 of cash outflow for investing activities and $790,000 outflow for financing activities. Cash balances include amounts that could be required to fund the Chief Executive Officer's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the 2002 annual financial statements, Other Long-Term Liabilities included in Form 10K as filed with the SEC.) Effective April 1, 2003, the Company will begin paying Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although there is no current intention to require this funding, under certain circumstances the Company might have to disburse approximately $5.9 million for this purpose in a short period.

Management believes that cash flow from operations, combined with the $25.2 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2003 for both the Las Vegas and Black Hawk properties and provide initial investments in the potential Missouri and New Mexico projects.

Cash flow from operations may not to be sufficient to pay 100% of the principal of the 11% Notes at maturity on June 15, 2010. Accordingly, our ability to repay the 11% Notes at maturity may be dependent upon our ability to refinance them. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity.

The 11% Notes provide that, in certain circumstances, the Company and its subsidiaries must offer to repurchase the 11% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiary would be unable to pay the principal amount of the 11% Notes without a refinancing.

At any time prior to June 15, 2005, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 111% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings; provided that:

       (1) at least 65% of the aggregate principal amount of notes issued under the indenture remains outstanding immediately after the occurrence of such redemption (excluding notes held by the Company and its subsidiaries); and

       (2) the redemption occurs within 45 days of the date of the closing of such public equity offering.

Except pursuant to the preceding paragraph, the notes are not redeemable at the Companys option prior to June 15, 2006.

On or after June 15, 2006, the Company may redeem all or part of the notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:


                  Year                  Percentage
                  2006                   105.500%
                  2007                   103.667%
                  2008                   101.833%
                  2009 and thereafter    100.000%


The 11% Notes contain certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain capital expenditure programs under these circumstances, which could have an adverse effect on operations.

At March 31, 2003, the Company believes that it is in compliance with the covenants of the 11% Notes and the $30 million revolving credit facility.

Recently Adopted Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and it had no effect on its financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 and it had no effect on its financial position or results of operations.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our 2002 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2002 Form 10-K filed on March 17, 2003.

Contractual Obligations

A description of our contractual obligations can be found in Item 7 of our 2002 Form 10-K. For a more extensive discussion of our accounting policies, see Notes 1, 8, 9, and 11 in the Notes to the Consolidated Financial Statements in our 2002 Form 10-K filed on March 17, 2003.

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

Specific factors that might cause actual results to differ from our expectations or might cause us to modify our plans or objectives include, but are not limited to:

        o the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our indebtedness;

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

        o our failure to obtain, delays in obtaining, or the loss of any, licenses, permits or approvals, including gaming and liquor licenses, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any such licenses, permits or approvals on a timely basis;

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

        o risks related to our 11% Notes and to high-yield securities and gaming securities generally;

        o changes in our business strategy, capital improvements or development plans;

        o the need for additional capital to support capital improvements and development; and

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

As of March 31, 2003, we had $219.4 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010, and capital leases maturing at various dates through 2005. Interest under the 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $863,000 in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%.

Average Interest Rate

(Amounts in                                                                                Fair Value
thousands)                   2003     2004     2005     2006   2007   Thereafter   Total    at 3/31/03

Long Term Debt Including
Current Portion

Equipment loans and
 capital leases Las Vegas    $ 966   $ 1,019    $ 11                               $ 1,996     $ 1,996
Average interest rate         7.8%      7.8%    8.4%


 11% Senior Secured Notes                                              $212,084  $ 212,084    $204,250
Average interest rate                                                     11.6%

Capital leases
 Black Hawk, Colorado      $ 1,552   $ 2,263   $ 658                               $ 4,473     $ 4,473
Average interest rate        10.8%     10.8%   10.8%

Special Improvement
District Bonds Black
Hawk, Colorado                $ 52     $ 109   $ 116    $124   $ 129      $ 282      $ 812       $ 812
Average interest rate         5.5%      5.5%    5.5%    5.5%    5.5%       5.5%

Total all long-term debt                                                         $ 219,365


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


Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

4. LEGAL PROCEEDINGS

On April 15, 2003, a class action complaint was filed in the Clark County, Nevada District Court (Case No.A466204) which was served on the Company on April 28, 2003, by Brian Placzek, on behalf of himself and all others similarly situated, against the Company and Company directors William L. Westerman, Robert
R. Barengo, Jeffrey A. Silver, and Paul A. Harvey. The named Plaintiff in this action is a shareholder of the Company. The Plaintiff, seeks an order which would require the individual Defendants to take the following actions, among others: cooperate with any individual who makes a bona fide offer to acquire the Company, take steps that are calculated to result in a buy-out or takeover of the Company at the highest price, comply with their fiduciary duties, and reimburse the Plaintiff's class for damages, costs and disbursements related to the lawsuit.

The named Plaintiff seeks to have all public shareholders of the Company's common stock, excluding Defendants, certified as a class for purposes of a class action suit and seeks to be the representative of the class.

The named Plaintiff asserts, among other things, that the Defendants violated their fiduciary duties because they did not take affirmative steps in furtherance of an offer by a third party to purchase all of the Company's outstanding common stock at a premium price, which was contingent upon a waiver of the call provisions by the holders of the Company's bond indebtedness.

We believe the Plaintiff's claims are without merit and intends to vigorously defend against them.

The Company is a party to several routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel/casino. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See list of exhibits on page 26.

         (b) During the first quarter of 2003, the Company filed reports on Form 8-K on January 22, and February 12, 2003. Each Form 8-K reported Item Nos. 5 and 7 which, in the February 12, 2003 filing, included summary financial information for the Company's fourth quarter 2002.

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


                                      Date: May 5, 2003

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

Date: May 5, 2003
William L. Westerman
William L. Westerman
Chairman of the Board and
Chief Executive Officer

 I, Duane Krohn, the Chief Financial Officer of Riviera Holdings Corporation, certify that:

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

Date: May 5, 2003
Duane Krohn
Duane Krohn
Treasurer and
Chief Financial Officer

                                  Exhibits



Exhibits:



10.1 Third Amendment to Employment Agreement between the Company and Robert Vannucci effective March 3, 2003. (see Exhibit 10.45 to Form 10-K filed with the Commission on March 17, 2003, Commission File No. 000-21430)

99.1         Certification of Chief Executive Officer

99.2         Certification of Chief Financial Officer