Form 10-Q/A
period 2002-09-30
RIVIERA HOLDINGS CORP
filed 2003-05-12
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                                 (Amendment No. 1)

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

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __No__

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of May 12, 2003, there were 3,606,155 shares of Common Stock, $.001 par value per share, outstanding.

                            EXPLANATORY NOTE




The purpose of this amendment is to file additional exhibits under Part II,
Item 6.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  See list of exhibits on page 9.

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


                                         RIVIERA HOLDINGS CORPORATION


                                         By: /s/ William L. Westerman
                                         William L. Westerman
                                         Chairman of the Board and
                                         Chief Executive Officer

                                         By: /s/ Duane Krohn
                                         Duane Krohn
                                         Treasurer and
                                         Chief Financial Officer


                                         Date: MAY 12, 2003

CERTIFICATIONS

I, William L. Westerman, certify that:

1. I have reviewed this first amended quarterly report on Form 10-Q of Riviera Holdings Corporation;

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

Date: May 12, 2003


William L. Westerman
Chairman of the Board and
Chief Executive Officer

CERTIFICATIONS

I, Duane Krohn, certify that:

1. I have reviewed this first amended quarterly report on Form 10-Q of Riviera Holdings Corporation;

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

Date: May 12, 2003


Duane Krohn
Treasurer and
Chief Financial Officer

                             Riviera Holdings Corporation
                                      Form 10Q/A
                                  (Amendment No. 1)
                                 September 30, 2002



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