Form 10-Q
period 2003-06-30
RIVIERA HOLDINGS CORP
filed 2003-08-07
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                        FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended         June 30, 2003
                               -----------------------------------------------
                                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------------

                         Commission file number  000-21430
                              ----------------------------

                           Riviera Holdings Corporation
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                               88-0296885
--------------------------------                -------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


2901 Las Vegas Boulevard South, Las Vegas, Nevada                       89109
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number,
  including area code                                (702) 794-9527
------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No X

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                         PROCEEDINGS DURING THE LAST FIVE YEARS

         Indicate by check mark whether the registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    ----    ------

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 2003, there were 3,606,155 shares of Common Stock, $.001 par value per share, outstanding.

                       RIVIERA HOLDINGS CORPORATION

                                 INDEX

                                                                         Page
PART I.   FINANCIAL INFORMATION                                          ----

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                             2

Condensed Consolidated Balance Sheets (Unaudited) at June  30, 2003 and
December 31, 2002                                                           3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Six Months ended June 30, 2003 and 2002                           4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three and Six Months ended  June 30, 2003 and 2002                          5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       25

Item 4.   Controls and Procedures                                          26

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 26

Item 6.  Exhibits and Reports on Form 8-K                                  27

Signature Page                                                             28

Certifications                                                             29

Exhibits                                                                   31

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations and of cash flows for the three and six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

July 22, 2003
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)                      June 30    December 31
--------------------------------------------------------------------------------
                                                            2003         2002
ASSETS                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                              $ 20,688      $ 20,220
   Accounts receivable, net                                  2,946         4,010
   Inventories                                               1,541         1,824
   Prepaid expenses and other assets                         3,855         3,968

                                                        -----------  -----------
       Total current assets                                 29,030        30,022

PROPERTY AND EQUIPMENT, Net                                181,098       188,233
OTHER ASSETS, Net                                           14,285        14,677
DEFERRED INCOME TAXES                                        2,964         2,964
                                                        -----------  -----------

TOTAL                                                    $ 227,377     $ 235,896
                                                        ===========  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Current portion of long-term debt                       $ 3,523       $ 3,430
   Accounts payable                                          7,794         8,338
   Accrued interest                                          1,064         1,065
   Accrued expenses                                         13,674        15,576
                                                        -----------  -----------
     Total current liabilities                              26,055        28,409
                                                        -----------  -----------

OTHER LONG-TERM LIABILITIES                                  6,404         6,465
                                                        -----------  -----------

LONG-TERM DEBT, Net of current portion                     215,115       216,694
                                                        -----------  -----------

SHAREHOLDERS' DEFICIENCY:
Common stock ($.001 par value; 20,000,000 shares
 authorized; 5,162,208 and 5,135,773 shares issued at
 June 30, 2003 and  December 31, 2002, respectively)            5             5
  Additional paid-in capital                               13,715        13,638
  Treasury stock (1,687,957 shares and 1,686,244 shares
  at June 30, 2003 and December 31, 2002, respectively)   (11,320)      (11,313)

  Accumulated Deficit                                     (22,597)      (18,002)
                                                        -----------  -----------
      Total stockholders' deficiency                       (20,197)      (15,672)
                                                        -----------  -----------
TOTAL                                                    $ 227,377     $ 235,896
                                                        ===========  ===========
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
2003 AND 2002                            Three Months Ended    Six Months Ended
(In thousands, except per share amounts)      June 30,              June 30,
--------------------------------------------------------------------------------
REVENUES:                               2003        2002       2003       2002
  Casino                              $ 27,091   $ 28,863   $ 53,468   $ 54,926
  Rooms                                 11,229     10,667     22,454     21,386
  Food and beverage                      8,529      8,519     16,542     16,378
  Entertainment                          4,471      4,372      8,870      8,580
  Other                                  2,059      2,200      4,010      4,251
                                     ---------- ---------- ---------- ----------
            Total revenues              53,379     54,621    105,344    105,521
   Less promotional allowances           5,051      4,955      9,525      9,357
                                     ---------- ---------- ---------- ----------
            Net revenues                48,328     49,666     95,819     96,164
                                     ---------- ---------- ---------- ----------

COSTS AND EXPENSES:
 Direct costs and expenses of
operating departments:
    Casino                              13,897     14,813     27,967     29,185
    Rooms                                6,491      6,114     12,344     11,568
    Food and beverage                    5,749      5,518     11,053     10,608
    Entertainment                        2,919      2,887      5,875      5,674
    Other                                  709        741      1,358      1,421
Other operating expenses:
    General and administrative           9,980      9,427     19,700     19,363
    Depreciation and amortization        4,151      4,459      8,381      8,963
                                     ---------- ---------- ---------- ----------
            Total costs and expenses    43,896     43,959     86,678     86,782
                                     ---------- ---------- ---------- ----------
INCOME FROM OPERATIONS                   4,432      5,707      9,141      9,382
                                     ---------- ---------- ---------- ----------

OTHER (EXPENSE) INCOME:
Interest expense                        (6,879)    (6,932)   (13,760)   (13,533)
Interest income                             11        137         24        229
                                     ---------- ---------- ---------- ----------
     Total other expense                (6,868)    (6,795)   (13,736)   (13,304)
                                     ---------- ---------- ---------- ----------

(LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES                        (2,436)    (1,088)    (4,595)    (3,922)
(BENEFIT) FOR INCOME TAXES                   0          0          0          0
                                     ---------- ---------- ---------- ----------
NET (LOSS)                            $ (2,436)  $ (1,088)  $ (4,595)  $ (3,922)
                                     ========== ========== ========== ==========
 (LOSS) PER SHARE DATA:
 (Loss) per share:
   Basic & Diluted                     $ (0.70)   $ (0.32)   $ (1.32)   $ (1.14)
                                     ---------- ---------- ---------- ----------
Weighted-average common and common
equivalent shares                         3,474      3,452      3,471     3,444
                                     ---------- ---------- ---------- ----------
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                        Three Months Ended  Six Months Ended
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003       June 30,           June 30,
  AND 2002                                         2003       2002     2003        2002
                                                  -------  ------    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                        ($2,436)  ($1,088)  ($4,595)   ($3,922)
  Adjustments to reconcile net (loss) to net
    cash (used in) provided by operating
    activities:
    Depreciation  and amortization                  4,151     4,459     8,381      8,963
    Provision for bad debts                            75        22       155       (345)
    Provision for gaming discounts                      7       (48)        7        (48)
    Interest expense                                6,879     6,932    13,760     13,533
    Interest paid                                 (12,077)   (3,172)  (12,388)   (12,123)
    Changes in operating assets and liabilities:
      Increase in interest receivable on US
          T-Bills purchased to retire bonds                     (57)                 (57)
      Decrease (increase) in accounts receivable    1,126       966       901      1,000
      Decrease (increase) in inventories               99       (11)      283        445
      Decrease (increase) in prepaid expenses
          and other assets                             86      (208)      115       (424)
      Increase (decrease) in accounts payable         161     1,545      (544)     1,400
      Increase (decrease) in accrued liabilities     (696)     (177)   (1,902)      (969)
      Increase in deferred compensation plan
          liability                                     4       105        12        105
      Increase (decrease) in non-qualified pension
          plan obligation to CEO upon retirement     (365)     (125)     (490)      (250)
                                                  -------- --------- ---------  ---------
       Net cash (used in) provided by operating
          activities                               (2,986)    9,143     3,695      7,308
                                                  -------- --------- ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas, Nevada      (344)   (1,337)     (783)    (2,268)
      Capital expenditures - Black Hawk, Colorado    (174)     (749)     (450)    (1,208)
      Decrease (increase) in other assets            (172)     (622)     (375)    (1,737)
                                                  -------- --------- ---------- ---------
       Net cash (used in) investing activities       (690)   (2,708)   (1,608)    (5,213)
                                                  -------- --------- ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                 0   211,781         0    211,781
      US Treasury Bills purchased to retire bonds       0  (226,576)        0   (226,576)
      Decrease (increase) in deferred loan fees         0   (10,381)        0    (10,381)
      Payments on long-term borrowings               (828)     (854)   (1,689)    (1,651)
      Increase in paid-in capital                       0         0        52          0
      Purchase of deferred comp treasury stock          0         0        (7)         0
      Issuance of restricted stock                      0        25        25        100
                                                  -------- --------- ---------  ---------
        Net cash  (used in) financing activities     (828)  (26,005)   (1,619)   (26,727)
                                                  -------- --------- ---------  ---------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS  (4,504)  (19,570)      468    (24,632)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    $ 25,192  $ 41,544  $ 20,220  $ 46,606
                                                  --------- --------- --------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 20,688  $ 21,974  $ 20,688  $ 21,974
                                                  ========= ========= ========= =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

 Property acquired with debt and accounts payable     $101      $65       $101      $65

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Riviera Holdings Corporation and its wholly owned subsidiary, Riviera Operating Corporation ("ROC") (together, the "Company"), were incorporated on January 27, 1993, in order to acquire the assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.

Riviera Gaming Management, Inc. ("RGM") was incorporated in the State of Nevada in August 1995 for the purpose of obtaining management contracts in Nevada and other jurisdictions and is a wholly owned subsidiary of ROC. In March 1997 Riviera Gaming Management of Colorado was incorporated in the State of Colorado, and in August 1997 Riviera Black Hawk, Inc.("RBH") was incorporated in the State of Colorado for the purpose of developing a casino in Black Hawk, Colorado which opened February 4, 2000.

On March 15, 2002 Riviera Gaming Management of New Mexico, Inc. was incorporated in the State of New Mexico. On June 5, 2002 Riviera Gaming Management of Missouri, Inc. was incorporated in the State of Missouri.

Nature of Operations

The Company owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and in February of 2000, opened its casino in Black Hawk, Colorado ("Riviera Black Hawk"). Riviera Black Hawk is owned through RBH, a wholly owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly owned subsidiary of RGM, and manages the casino.

Casino operations are subject to extensive regulation in the states of Nevada and Colorado and through various state and local regulatory agencies. Management believes that the Company's procedures for supervising casino operations, recording casino and other revenues, and granting credit comply, in all material respects, with the applicable regulations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary ROC and various indirect wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial information at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited. However, such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that will be achieved for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three and six months ended June 30, 2003 and 2002 since the Company incurred a net loss. The number of potentially dilutive options was 82,000 and 82,000 for the three and six months ended June 30, 2003 and 285,500 and 113,000 for the three and six months ended June 30, 2002.

Income Taxes

The cash flow projections used by the Company in the application of Statement of Financial Accounting Standards ("SFAS 109") for the realization of deferred tax assets indicate that a valuation allowance should be recorded on the tax benefit earned by the Company in 2003 and 2002. The estimates used are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how the Company operates the business, changes in the labor market or economic downturns in the areas where the Company operates.

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

Reclassifications

Certain prior-period amounts in the condensed financial statements have been reclassified to conform to the June 30, 2003 presentation. These reclassification had no effect on the Company's net income.

Stock-Based Compensation

As of June 30, 2003, the Company has two stock-based employee compensation plans. The effect of stock options in the income statement is reported in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for unissued stock options in the stock option plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

No compensation cost has been recognized for unexercised options remaining in the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123 (using an intrinsic value method), the Company's net loss and pro forma net loss per common share and common share equivalent would have been increased to the pro forma amounts indicated below for three and six months ended June 30 (in thousands, except per share amounts):

                                          Three months ended   Six months ended
                                               June 30,            June 30,
                                           2003       2002       2003      2002
Net loss as reported                    $ (2,436)   $(1,088)  $(4,595) $ (3,922)
Deduct: Total stock-based employee
 compensation expense determined under
 fair value-based methods for awards
 net of related tax effects                  (57)       (74)     (117)     (148)
                                            -----     ------   -------   -------
Net loss pro forma                      $ (2,493)   $(1,162)  $(4,712) $ (4,070)
                                          =======    =======   =======   =======

Basic loss per common share as reported $  (0.70)   $ (0.32)  $ (1.32) $  (1.14)
Basic loss per common share pro forma   $  (0.72)   $ (0.34)  $ (1.36) $  (1.18)
Diluted loss per common and common
  share equivalent as reported          $  (0.70)   $ (0.32)  $ (1.32) $  (1.14)
Diluted loss per common and common
  share equivalent pro forma            $  (0.72)   $ (0.34)  $ (1.36) $  (1.18)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002 respectively: dividend yield of 0% for both years; expected volatility of 34% and 52%; risk-free interest rates of 2.27% and 4.49%; and expected lives of 10 years for all years. The weighted fair value of options granted in 2003 and 2002 was $2.69 and $4.96, respectively.

Due to the fact that the Company's stock option programs vest over several years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

Recently Adopted Accounting Standards

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 and it had no effect on its financial position or results of operations.

Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial liability recognition and measurement provisions of FIN No. 45 apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN No. 45 did not have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities." Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003. The Company has determined that FIN No. 46 did not have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has not determined the effect, if any, that SFAS No. 149 will have on its consolidated financial statements.

In May 2003, the FASB issued FIN No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the standard during the third quarter beginning on July 1, 2003. The Company is currently evaluating the effects, if any, that this Statement will have on its financial position and results of operations.

2. OTHER ASSETS

Other assets at June 30, 2003 include deferred loan fees of approximately $10.1 million associated with the refinancing of the Company's debt and capitalized costs associated with the RGM Missouri proposed venture of approximately $1.4 million and the RGM New Mexico proposed venture of approximately $1.2 million.

3. LONG TERM DEBT AND COMMITMENTS

On June 26, 2002, the Company issued 11% Senior Secured Notes due 2010 with a principal amount of $215 million, substantially all of which were later exchanged for Securities Act of 1933-registered Notes of the Company with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount in the amount of $3.2 million. The discount is being amortized over the life of the 11% Notes. The Company incurred fees of approximately $9.3 million with the issuance of the $215 million 11% Notes which are included in other assets at June 30, 2002 and 2003 and are being amortized to interest expense over the life of the indebtedness.

Effective July 26, 2002 the Company entered into a $30 million, five year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR derived rate. There were no advances outstanding on this revolver at June 30, 2003. The Company incurred loan fees of approximately $1.5 million which are being expensed over the life of the agreement.

4. LEGAL PROCEEDINGS

On April 15, 2003, a class action complaint was filed in the Clark County, Nevada District Court (Case No. A466204) in the name of Brian Placzek, on behalf of himself and all others similarly situated, against the Company and Company directors William L. Westerman, Robert R. Barengo, Jeffrey A. Silver and Paul A. Harvey (the "Placzek Action"). The complaint was served on the Company on April 28, 2003. The named plaintiff in this action is a shareholder of the Company. In the complaint, the plaintiff seeks an order which would require the individual defendants to take the following actions, among others: cooperate with any individual who makes a bona fide offer to acquire the Company, take steps that are calculated to result in a buy-out or takeover of the Company at the highest price, comply with their fiduciary duties, and reimburse the plaintiff's class for damages, costs and disbursements related to the lawsuit. The complaint states that the named plaintiff also seeks to have all of the Company's public shareholders, excluding the defendants, certified as a class for purposes of the class action suit and seeks to be the representative of the class. On July 10, 2003, the defendants filed a Motion to Dismiss the Placzek Action against all defendants on the grounds that the Placzek Action was filed without the authorization of the plaintiff. This Motion to Dismiss has not yet been heard or ruled upon. An amended complaint was filed in the Placzek Action on July 11, 2003, alleging, among other things, that the Director defendants are attempting to entrench themselves in their position of control.

On May 2, 2003, a class action complaint was filed in the Clark County, Nevada District Court (Case No. A467159) in the name of Paul Rosa against the Company and Company directors William L. Westerman, Robert R. Barengo, Jeffrey A. Silver, Paul A. Harvey and Vincent L. DiVito (the "Rosa Action"). The named plaintiff in this action is a shareholder of the Company and also seeks to have all of the Company's public shareholders, excluding defendants and related shareholders, certified as a class for purposes of the class action law suit. On July 21, 2003, the defendants filed a Motion to Dismiss the Rosa Action on the grounds that the complaint fails to state a claim upon which relief may be granted. This Motion to Dismiss has not yet been heard or ruled upon.

The plaintiffs in both of these lawsuits are represented by the same law firm. Both complaints assert, among other things, that the defendants violated their fiduciary duties because they did not take affirmative steps in furtherance of an offer by a third party to purchase all of the outstanding Common Stock at a premium price. That offer was contingent upon, among other things, a waiver by the holders of the 11% Notes of the right to an accelerated repayment of the 11% Notes at a premium, which would be triggered by that third party's purchase of the Common Stock.

We believe the claims in these lawsuits are without merit and we intend to defend against them vigorously.

The Company is a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel or casino. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

5. STOCK REPURCHASES

There were 1,703 shares of treasury stock purchased by the Deferred Compensation Plan Trustee at $4.27 for the six months ended June 30, 2003 and no shares were purchased for the six months ended June 30, 2002.

6. ISSUANCE OF RESTRICTED STOCK

There were 5,435 shares of restricted stock issued at an average price of $4.60 under the Restricted Stock Plan in the first six months ended June 30, 2003 for executive compensation earned in the last quarter of 2002.

7. GUARANTOR INFORMATION

The 11% Notes and the $30 million line of credit are guaranteed by all of the Company's restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RGM Missouri and RGM New Mexico are unrestricted subsidiaries of RHC and are not guarantors of the 11% Notes. Each of these entities is in the development stage, and has no operating results. Their assets totaled $2.6 million (RGM Missouri $1.4 million and RGM New Mexico $1.2 million in 2002 and
2003), which assets were created through advances from RHC.

8. SEGMENT DISCLOSURES

The Company determines its segments based upon review process of the chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by the chief decision maker is EBITDA as defined below. All intersegment revenues have been eliminated.

                                          Three months ended    Six months ended
                                               June 30,             June 30,
(Dollars in thousands)                    2003       2002      2003      2002
Net revenues:
         Riviera Las Vegas               $36,027    $37,039   $71,762   $71,748
         Riviera Black Hawk               12,301     12,627    24,057    24,416
                                       ----------  --------- --------- ---------
           Total net revenues            $48,328    $49,666   $95,819   $96,164
                                       ==========  ========= ========= =========

Income (loss) from operations:
         Riviera Las Vegas                $3,703     $4,588    $7,953    $7,897
         Riviera Black Hawk                2,034      2,181     3,604     3,609
         Corporate Expenses   (3)         (1,305)    (1,062)   (2,416)   (2,124)
                                       ----------  --------- --------- ---------
           Total income from operations   $4,432     $5,707    $9,141    $9,382
                                       ==========  ========= ========= =========

EBITDA (1):
         Riviera Las Vegas                $6,378     $7,479   $13,403   $13,774
         Riviera Black Hawk                3,510      3,749     6,535     6,695
         Corporate Expenses   (3)         (1,305)    (1,062)   (2,416)   (2,124)
                                       ----------  --------- --------- ---------
            Total EBITDA                  $8,583    $10,166   $17,522   $18,345
                                       ==========  ========= ========= =========

EBITDA margins (2):
         Riviera Las Vegas                 17.7%      20.2%     18.7%     19.2%
         Riviera Black Hawk                28.5%      29.7%     27.2%     27.4%
                                       ----------  --------- --------- ---------
            Total  EBITDA                  17.8%      20.5%     18.3%     19.1%
                                       ==========  ========= ========= =========

(1)EBITDA consists of earnings before interest, income taxes, depreciation, and amortization. EBITDA is presented solely as a supplemental disclosure because management believes that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. Management uses property-level EBITDA (EBITDA before corporate expense) as the primary measure of the Company's business segment properties' performance, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in EBITDA. Also, other companies that report EBITDA information may calculate EBITDA in a different manner than the Company. A reconciliation of EBITDA to operating income is included in the following financial schedules.

(2) EBITDA margin is EBITDA as a percent of net revenues.

(3) Corporate expenses increased in 2003 as due to additional professional fees and costs associated with corporate governance, business proposals and the shareholder vote on the removal of certain voting restrictions in the Company's articles of incorporation.

Riviera Holdings Corporation
Reconciliation of Operating Income (Loss) to EBITDA
              ($ in 000's)                             Depreciation
                              Net Interest  Operating           Management
                    Net Income  Expense(5) Income/(Loss)           Fee    EBITDA
Second Quarter 2003
Riviera Las Vegas     $ 3,660     $ (43)   $ 3,703    $ 3,059  $ (384)  $ 6,378
Riviera Black Hawk        (22)   (2,056)     2,034      1,092     384     3,510
Corporate              (6,074)   (4,769)    (1,305)         -       -    (1,305)
                    ------------------------------------------------------------
                     $ (2,436) $ (6,868)   $ 4,432    $ 4,151       -   $ 8,583
                    ------------------------------------------------------------
Second Quarter 2002
Riviera Las Vegas      $ (251) $ (4,839)   $ 4,588    $ 3,302  $ (411)  $ 7,479
Riviera Black Hawk        542    (1,639)     2,181      1,157     411     3,749
Corporate              (1,379)     (317)    (1,062)         -       -    (1,062)
                    ------------------------------------------------------------
                     $ (1,088) $ (6,795)   $ 5,707    $ 4,459       -  $ 10,166
                    ------------------------------------------------------------
Six Months ended
June 30, 2003
Riviera Las Vegas     $ 7,868     $ (85)   $ 7,953    $ 6,180  $ (730) $ 13,403
Riviera Black Hawk       (512)   (4,116)     3,604      2,201     730     6,535
Corporate             (11,951)   (9,535)    (2,416)         -       -    (2,416)
                    ------------------------------------------------------------
                     $ (4,595)$ (13,736)   $ 9,141    $ 8,381       -  $ 17,522
                    ------------------------------------------------------------
Six Months ended
June 30, 2002
Riviera Las Vegas    $ (1,803) $ (9,700)   $ 7,897    $ 6,647  $ (770) $ 13,774
Riviera Black Hawk        322    (3,287)     3,609      2,316     770     6,695
Corporate              (2,441)     (317)    (2,124)         -       -    (2,124)
                    ------------------------------------------------------------
                     $ (3,922)$ (13,304)   $ 9,382    $ 8,963       -  $ 18,345
                    ------------------------------------------------------------

                             June 30,   December 31,
                                2003       2002
Assets (4):                     (in thousands)
       Riviera Las Vegas     $ 118,371 $ 123,740
       Riviera Black Hawk       62,727    64,493
                           -----------------------
           Total assets      $ 181,098 $ 188,233
                           =======================

     (4)Asset represent property and equipment and intangible assets, net of accumulated depreciation and amortization.
     (5)Interest expense net of interest income

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.

                                          Second Quarter
                                                             Incr/     %Incr/
          (In Thousands)                2003       2002     (Decr)     (Decr)
                                        ----       ----     ------     ------

Net revenues:
   Riviera Las Vegas                 $36,027    $37,039    $(1,012)     -2.7%
   Riviera Black Hawk                 12,301     12,627       (326)     -2.6%
                                      ------     ------       -----
      Total Net Revenues             $48,328    $49,666    $(1,338)     -2.7%
                                     =======    =======    ========

Income (Loss) from Operations
   Riviera Las Vegas                  $3,703     $4,588      $(885)    -19.3%
   Riviera Black Hawk                  2,034      2,181       (147)     -6.7%
                                       -----      -----       -----
   Property Income from Operations     5,737      6,769     (1,032)    -15.2%
   Corporate Expenses                (1,305)    (1,062)       (243)    -22.9%
                                     -------    -------       -----
       Total Income from Operations   $4,432     $5,707    $(1,275)    -22.3%
                                      ======     ======    ========

Operating Margins
   Riviera Las Vegas                   10.3%     12.4%       -2.1%
   Riviera Black Hawk                  16.5%     17.3%       -0.8%
    Consolidated                        9.2%     11.5%       -2.3%

Riviera Las Vegas

Revenues

         Net revenues decreased by approximately $1.0 million, or 2.7%, from $37.0 million in 2002 to $36.0 million in 2003 due primarily to decreased casino revenues, which were partially offset by increased hotel revenues.

         Casino revenues decreased by approximately $1.6 million, or 9.3%, from $17.0 million during 2002 to $15.5 million during 2003 due to a 9.8% decrease in slot machine revenue.

         Room revenue increased $562,000, or 5.3%, from $10.7 million in 2002 to $11.2 million in 2003 due to an increase in convention room nights. Hotel occupancy decreased to 93.4%, down from last year's 95.8% and average daily room rate increased $3.74 from $56.70 in 2002 to $60.44 in 2003. Rev Par (revenue per available room), however, increased 3.9% or $2.11 to $56.43. Convention room nights increased from 28.7% to 34.5% of total occupancy, while gaming occupancy decreased from 17.6% to 14.3%.The increases in convention business are due, in part, to the reinvestment of internal cash flows in excess of $100 million in the property, including $25 million to double the size of our convention facilities and $20 million in the last five years to refurbish our hotel rooms.

         Promotional allowances increased by approximately $158,000, or 4.1%, from $3.9 million during 2002 to $4.0 million during 2003 primarily due to increases in comps related to increased convention activity.

Costs and Expenses

         Casino expenses decreased $898,000 or 9.7% from $9.3 million in 2002 to $8.4 million in 2003 due to decreased casino activity. Casino expenses as a percentage of casino revenues remained constant at 54%.

         Rooms departmental costs and expenses increased by 6.2% in the quarter, due primarily to the wage scale increases under the renewed union contracts.

Income from Operations

         Income from operations in Las Vegas decreased $885,000, or 19.3%, from $4.6 million in 2002 to $3.7 million in 2003 due to the $1.0 million or 2.7% decrease in net revenues as explained above.

Riviera Black Hawk

Revenues

         Net revenues decreased by approximately $326,000 or 2.6% from $12.6 million in 2002 to $12.3 million in 2003. Food and beverage revenues were approximately $1.5 million in 2003, of which $1.0 million was complimentary (promotional allowance). The Denver area economy continued to show weakness during the quarter. These negative factors resulted in a decrease in gaming revenues for the Black Hawk market, however we were able to increase market share during the quarter. We continue to monitor market conditions and have made several adjustments to our marketing programs to insure that we stay competitive.

Income from Operations

         Income from operations in Black Hawk, Colorado decreased $147,000, or 6.7%, from $2.2 million in 2002 to $2.0 million in 2003 due to the $326,000 decrease in revenues.

Consolidated Operations

Other Income (Expense)

                  Interest income decreased $126,000 from $137,000 in 2002 to $11,000 in 2003 as a result of the lower cash balances available for investment and decreasing rates. Corporate expenses increased 243,000 or 22.9% from $1.1 million in 2002 to $1.3 million in 2003 as a result of additional professional fees and costs associated with corporate governance, business proposals and the shareholder vote on the removal of certain voting restrictions in the Company's articles of incorporation.

Net Income (Loss)

                 Net loss increased $1.3 million or 123.9% from a net loss of $1.1 million in 2002 to a net loss of $2.4 million in 2003 due primarily to decreased net revenues as discussed above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Operating Income includes intercompany management fees.

                                         Six Months Ended
                                                             Incr/    % Incr/
                  (In Thousands)         2003        2002   (Decr)     (Decr)
                                         ----        ----   ------     ------

Net revenues:
   Riviera Las Vegas                   $71,762     $71,748       $14      0.0%
   Riviera Black Hawk                   24,057      24,416     (359)     -1.5%
                                        ------      ------     -----
      Total Net Revenues               $95,819     $96,164    $(345)     -0.4%
                                       =======     =======    ======

Income (Loss) from Operations
   Riviera Las Vegas                    $7,953      $7,897       $56      0.7%
   Riviera Black Hawk                    3,604       3,609       (5)     -0.1%
                                         -----       -----       ---
   Property Income from Operations      11,557      11,506        51      0.4%
   Corporate Expenses                  (2,416)     (2,124)     (292)    -13.7%
                                       -------     -------     -----
       Total Income from Operations     $9,141      $9,382    $(241)     -2.6%
                                        ======      ======    ======

Operating Margins
   Riviera Las Vegas                     11.1%       11.0%       0.1%
   Riviera Black Hawk                    15.0%       14.8%       0.2%
    Consolidated                          9.5%        9.8%      -0.3%

Riviera Las Vegas

Revenues

         Net revenues were approximately $71.8 million for both 2002 and 2003 due primarily to decreased casino revenues which were partially offset by increased hotel revenues.

         Casino revenues decreased by approximately $1.2 million, or 3.7%, from $31.9 million during 2002 to $30.7 million during 2003 primarily due to a decrease of $896,000 or 3.7% in slot machine revenue.

         Room revenue increased $1.1 million, or 5.0%, from $21.4 million in 2002 to $22.5 million in 2003 due to an increase in convention room nights. Hotel occupancy increased to 92.7%, up from last year's 91.9% and average daily room rate increased $1.76 to $61.13 in 2003 from $59.37 in 2002. Rev Par (revenue per available room) increased 3.9% or $2.13 to $56.67. Convention room nights were up 5.8% while gaming occupancy decreased 3.3%.The change in our occupancy mix has stimulated increases in entertainment and food and beverage revenues.

         Entertainment revenues increased by approximately $341,000, or 4.1%, from $8.4 million during 2002 to $8.8 million during 2003 due primarily to an increase in our Le Bistro Theater revenues.

         Promotional allowances increased by approximately $491,000, or 7.0%, from $7.0 million during 2002 to $7.5 million during 2003 primarily due to increases in comps related to higher convention activity.

Costs and Expenses

         Casino expenses decreased $1.1 million or 6.2% from $18.1 million in 2002 to $17.0 million in 2003 due to reduced casino activity.

         Rooms departmental costs and expenses increased by 6.7% as occupancy increased, requiring more variable labor costs. In addition, wage scale increases under the renewed union contracts contributed to the increased costs.

Income from Operations

          Income from operations in Las Vegas increased $56,000, or 0.7%, from $7.9 million in 2002 to $8.0 million in 2003 based on comparable revenues and decreased costs as management was able to maintain operating margins.

Riviera Black Hawk

Revenues

         Net revenues decreased by approximately $359,000, or 1.5%, from $24.4 million in 2002 to $24.1 million in 2003. Casino revenues decreased $269,000, or 1.2%, from $23.0 million in 2002 and $22.8 million in 2003.

         Riviera Black Hawk continues to refine its marketing efforts by constantly measuring the success rates of its programs, while monitoring the offerings of competitors. The operation is attempting to strike a balance between player incentives, gaming product, food offerings and entertainment as its primary marketing programs.

Income from Operations

                       Income from operations in Black Hawk, Colorado was approximately $3.6 million in both 2002 and 2003 as a result of refining direct marketing and promotional programs for the casino to match the economic conditions in the Denver area.

Consolidated Operations

Other Income (Expense)

                   Interest expense increased $227,000 due to costs associated with the $30 million credit facility and increased amortization of loan fees. Interest expense on the $215 million 11% Senior Secured Notes issued by the Company (the "11% Notes") of $11.8 million plus related amortization of loan fees and other financing costs totaled approximately $13.0 million in 2003. Interest expense on equipment and other financing totaled approximately $796,000 for the first six months of 2003.

         Interest income decreased $205,000 from $229,000 in 2002 to $24,000 in 2003 as a result of the lower cash balances available for investment and decreasing rates. Corporate expenses increased $292,000 or 13.7% from $2.1 million in 2002 to $2.4 million in 2003 as a result of additional professional fees and costs associated with corporate governance, business proposals and the shareholder vote on the removal of certain voting restrictions in the Company's articles of incorporation.

Net Income (Loss)

                 Net loss increased $673,000 or 17.2% from a net loss of $3.9 million in 2002 to a net loss of $4.6 million in 2003 due primarily to decreased operating income and increased net interest costs.

Liquidity and Capital Resources

At June 30, 2003, the Company had cash and cash equivalents of $20.7 million. The cash and cash equivalents increased $468,000 during the first six months of 2003, as a result of $3.7 million of cash provided by operations, $1.6 million of cash outflow for investing activities and $1.6 million outflow for financing activities. Cash balances include amounts that could be required to fund the Chief Executive Officer's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the 2002 annual consolidated financial statements, Other Long-Term Liabilities included in Form 10-K as filed with the SEC on March 17, 2003.) Effective April 1, 2003, the Company began paying Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although there is no current intention to require this funding, under certain circumstances the Company might have to disburse approximately $5.9 million for this purpose in a short period.

Management believes that cash flow from operations, combined with the $20.7 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2003 for both the Las Vegas and Black Hawk properties and provide initial investments in the potential Missouri and New Mexico projects.

Cash flow from operations may not to be sufficient to pay 100% of the principal of the 11% Notes at maturity on June 15, 2010. Accordingly, our ability to repay the 11% Notes at maturity may be dependent upon our ability to refinance them. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity.

The 11% Notes provide that, in certain circumstances, the Company and its subsidiaries must offer to repurchase the 11% Notes, upon the occurrence of a change of control, at 101% of the principal amount. Each Bondholder has the right but not the obligation to accept this offer. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiaries would be unable to pay the principal amount of the 11% Notes without a refinancing.

At any time prior to June 15, 2005, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 11% Notes at a redemption price of 111% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings; provided that:

         (1) at least 65% of the aggregate principal amount of the 11% Notes remains outstanding immediately after the occurrence of such redemption (excluding such notes held by the Company or its subsidiaries); and

         (2) the redemption occurs within 45 days of the date of the closing of such public equity offering.

Except pursuant to the preceding paragraph, the 11% Notes are not redeemable at the Company's option prior to June 15, 2006.

On or after June 15, 2006, the Company may redeem all or part of the 11% Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the 11% Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

                  Year                                Percentage
                  ----                                ----------
                  2006 ................................105.500%
                  2007.................................103.667%
                  2008.................................101.833%
                  2009 and thereafter..................100.000%

The 11% Notes contain certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to do, among other things, the following: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain capital expenditure programs under these circumstances, which could have an adverse effect on operations.

At June 30, 2003, the Company believes that it is in compliance with the covenants of the 11% Notes and the $30 million revolving credit facility.

Subsequent Amendment of Articles of Incorporation

On July 15, 2003 the  shareholders  of the  Company  approved  an  amendment  to
Article 3, Section 7, of our Articles of Incorporation. The amendment became effective on July 18, 2003. Prior to the amendment, the Articles of Incorporation contained two distinct limitations on common stock voting rights of a Substantial Stockholder, which is defined as a person who, within a three year period, acquires beneficial ownership of more than 10% of the Company's outstanding common stock.

The first limitation was that a Substantial Stockholder's voting power was reduced by 99% for all shares of common stock owned in excess of 10%(the "10% Limit"). The second limitation was a nullification of the Substantial Stockholder's ability to vote any of his shares of common stock that exceeded 15% of the outstanding shares of common stock (the "15% Limit"). The Substantial Stockholder was able to avoid the 10% Limit by either making a cash tender offer for all outstanding shares of common stock, or by obtaining a waiver by our Board of Directors. The Substantial Stockholder could only avoid the 15% Limit by making a cash tender offer for all outstanding shares of common stock.

The 15% Limit could not be waived by our Board of Directors, even if we considered a particular person's infusion of new capital into the Company to be in the best interests of the Company.

The amendment of the Articles of Incorporation, which eliminated the 15% Limit, left the 10% Limit intact. Consequently, the Board of Directors now has the authority to waive the voting limitations in the Articles of Incorporation when the Board of Directors considers such a waiver to be appropriate for the Company. This may include instances where the Board of Directors chooses to pursue an opportunity to increase The Company's equity base or to attract a strategic partner that could provide additional financial resources for the Company.

Recently Adopted Accounting Standards

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 and it had no effect on its financial position or results of operations.

Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial liability recognition and measurement provisions of FIN No. 45 apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN No. 45 did not have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities." Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003. The Company has determined that FIN No. 46 did not have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has not determined the effect, if any, that SFAS No. 149 will have on its consolidated financial statements.

In May 2003, the FASB issued FIN No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the standard during the third quarter beginning on July 1, 2003. The Company is currently evaluating the effects, if any, that this Statement will have on its financial position and results of operations.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our 2002 Form 10-K and for a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2002 Form 10-K filed with the SEC on March 17, 2003.

Forward-Looking Statements

This report includes "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report as well as the Company's most recent annual report on Form 10-K, and include the Company's substantial leverage, the risks associated with the expansion of the Company's business, as well as factors that affect the gaming industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         o actions taken or omitted to be taken by third parties, including our customers, suppliers, and competitors as well as legislative, regulatory, judicial and other governmental authorities;

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

As of June 30, 2003, we had $218.6 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 and capital leases maturing at various dates through 2005. Interest under the $215 million 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.4% to 13.5%. The borrowings also include $812,000 in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in                                                                             Fair Value
thousands)                 2003    2004     2005     2006    2007  Thereafter   Total   at 6/30/03

Long Term Debt Including
Current Portion
Equipment loans and
 capital leases Las Vegas   $642   $1,019    $ 11                              $ 1,672   $ 1,672

Average interest rate       8.0%     7.8%    8.4%

11% Senior Secured Notes                                           $215,000   $215,000  $212,850
Less unamortized Discount                                          $ (2,815)  $ (2,815) $ (2,815)

Average interest rate                                                 11.8%

Capital leases
 Black Hawk, Colorado     $1,048   $2,263   $ 658                              $ 3,969   $ 3,969

Average interest rate      10.8%    10.8%   10.8%

Special Improvement
District Bonds
 Black Hawk, Colorado       $ 52    $ 109   $ 116   $ 124    $ 129    $ 282      $ 812     $ 812

Average interest rate       5.5%     5.5%    5.5%    5.5%     5.5%     5.5%

Total all long-term debt,
including current portion                                                     $218,638  $216,488

Other Long Term Liabilities

CEO pension plan obligation $500   $1,000  $1,000  $1,000  $ 1,000  $ 1,400    $ 5,900   $ 5,900

                            11.8%    11.8%   11.8%   11.8%    11.8%   11.8%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

           On April 15, 2003, a class action complaint was filed in the Clark County, Nevada District Court (Case No. A466204) in the name of Brian Placzek, on behalf of himself and all others similarly situated, against the Company and Company directors William L. Westerman, Robert R. Barengo, Jeffrey A. Silver and Paul A. Harvey (the "Placzek Action"). The complaint was served on the Company on April 28, 2003. The named plaintiff in this action is a shareholder of the Company. In the complaint, the plaintiff seeks an order which would require the individual defendants to take the following actions, among others: cooperate with any individual who makes a bona fide offer to acquire the Company, take steps that are calculated to result in a buy-out or takeover of the Company at the highest price, comply with their fiduciary duties, and reimburse the plaintiff's class for damages, costs and disbursements related to the lawsuit. The complaint states that the named plaintiff also seeks to have all of the Company's public shareholders, excluding the defendants, certified as a class for purposes of the class action suit and seeks to be the representative of the class. On July 10, 2003, the defendants filed a Motion to Dismiss the Placzek Action against all defendants on the grounds that the Placzek Action was filed without the authorization of the plaintiff. This Motion to Dismiss has not yet been heard or ruled upon. An amended complaint was filed in the Placzek Action on July 11, 2003, alleging, among other things, that the Director defendants are attempting to entrench themselves in their position of control.

           On May 2, 2003, a class action complaint was filed in the Clark County, Nevada District Court (Case No. A467159) in the name of Paul Rosa against the Company and Company directors William L. Westerman, Robert R. Barengo, Jeffrey A. Silver, Paul A. Harvey and Vincent L. DiVito (the "Rosa Action"). The named plaintiff in this action is a shareholder of the Company and also seeks to have all of the Company's public shareholders, excluding defendants and related shareholders, certified as a class for purposes of the class action law suit. On July 21, 2003, the defendants filed a Motion to Dismiss the Rosa Action on the grounds that the complaint fails to state a claim upon which relief may be granted. This Motion to Dismiss has not yet been heard or ruled upon.

           The plaintiffs in both of these lawsuits are represented by the same law firm. Both complaints assert, among other things, that the defendants violated their fiduciary duties because they did not take affirmative steps in furtherance of an offer by a third party to purchase all of the outstanding Common Stock at a premium price. That offer was contingent upon, among other things, a waiver by the holders of the 11% Notes of the right to an accelerated repayment of the 11% Notes at a premium, which would be triggered by that third party's purchase of the Common Stock.

         We believe the claims in these lawsuits are without merit and we intend to defend against them vigorously.

         The Company is a party to several routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See list of exhibits on page 31.

         (b) During the second quarter of 2003, the Company filed reports on Form 8-K on April 22, June 3 and June 6, 2003. The Form 8-K dated June 3 and June 5 reported Item Nos. 5 and 7. The April 22, 2003 filing reported Item Nos. 7, 9 and 12 and included summary financial information for the Company's first quarter.

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


                                          Date: August 7, 2003

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

Date: August 7, 2003
William L. Westerman
William L. Westerman
Chairman of the Board and
Chief Executive Officer

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

Date: August 7, 2003
Duane Krohn
Duane Krohn
Treasurer and
Chief Financial Officer

                   Riviera Holdings Corporation
                              Form 10Q
                            June 30, 2003



Exhibit No.                  Description

99.1                CEO Officers  Certification

99.2                CFO Officers  Certification