Form 10-Q
period 2003-09-30
RIVIERA HOLDINGS CORP
filed 2003-11-10
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549


                                             FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended                September 30, 2003
                               -----------------------------------------------
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from              to
                               ------------    -------------------------------

                              Commission file number  000-21430
                                                 ---------------------

                        Riviera Holdings Corporation
----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                 Nevada
----------------------------------------------------------------------------
                                                          88-0296885
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                  89109
----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number,
  including area code            (702) 794-9527
-------------------------------------------------

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

As of October 27, 2003, there were 3,610,155 shares of Common Stock, $.001 par value per share, outstanding.

                        RIVIERA HOLDINGS CORPORATION

                                  INDEX

                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                             2

Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2003
and December 31, 2002                                                       3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months ended September 30, 2003 and 2002                     4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three and Nine Months ended  September 30, 2003 and 2002                    5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        22

Item 4.  Controls and Procedures                                           23

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 23

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 6.  Exhibits and Reports on Form 8-K                                  24

Signature Page                                                             25

Exhibits                                                                   26

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations and of cash flows for the three and nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

October 21, 2003
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)                 September 30   December 31
-------------------------------------------------------------------------------
                                                        2003           2002
ASSETS                                               (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                          $ 25,601        $ 20,220
   Accounts receivable, net                              3,595           4,010
   Inventories                                           1,551           1,824
   Prepaid expenses and other assets                     4,393           3,968
                                                   ------------   -------------
       Total current assets                             35,140          30,022

PROPERTY AND EQUIPMENT, Net                            179,381         188,233
OTHER ASSETS, Net                                       13,959          14,677
DEFERRED INCOME TAXES                                    2,446           2,964
                                                   ------------   -------------
TOTAL                                                $ 230,926       $ 235,896
                                                   ============   =============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Current portion of long-term debt                   $ 3,454         $ 3,430
   Accounts payable                                      8,786           8,338
   Accrued interest                                      6,964           1,065
   Accrued expenses                                     14,508          15,576
                                                   ------------   -------------
     Total current liabilities                          33,712          28,409
                                                   ------------   -------------
OTHER LONG-TERM LIABILITIES                              6,160           6,465
                                                   ------------   -------------
LONG-TERM DEBT, Net of current portion                 214,386         216,694
                                                   ------------   -------------

SHAREHOLDERS'  DEFICIENCY:
Common stock ($.001 par value; 20,000,000 shares
 authorized; 5,166,208 and 5,135,773 shares
 issued at September 30, 2003 and  December 31,
 2002, respectively)                                        5               5
 Additional paid-in capital                            13,732          13,638
Treasury stock (1,687,957 shares and 1,686,244
 shares at September 30, 2003 and December 31,
 2002, respectively)                                  (11,321)        (11,313)
Accumulated Deficit                                   (25,748)        (18,002)
                                                   ------------   -------------
      Total stockholders' deficiency                  (23,332)        (15,672)
                                                   ------------   -------------
TOTAL                                               $ 230,926       $ 235,896
                                                   ============   =============
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                          Three Months Ended   Nine Months Ended
(In thousands, except per share amounts)     September 30,       September 30,
--------------------------------------------------------------------------------
REVENUES:                                   2003       2002      2003      2002

  Casino                                   27,215    26,806    80,683    81,732
  Rooms                                    11,040    11,020    33,494    32,406
  Food and beverage                         8,567     8,455    25,109    24,833
  Entertainment                             4,981     4,698    13,851    13,278
  Other                                     2,024     2,031     6,034     6,282
                                         ---------------------------------------
            Total revenues                 53,827    53,010   159,171   158,531
   Less promotional allowances              4,854     4,560    14,379    13,916
                                         ---------------------------------------
            Net revenues                   48,973    48,450   144,792   144,615
                                         ---------------------------------------
COSTS AND EXPENSES:
Direct costs and expenses of operating
  departments:
    Casino                                 14,425    14,751    42,392    43,936
    Rooms                                   6,377     5,908    18,721    17,476
    Food and beverage                       5,840     5,590    16,893    16,198
    Entertainment                           3,182     3,280     9,057     8,954
    Other                                     747       708     2,105     2,129
Other operating expenses:
    General and administrative             10,812    10,270    30,512    29,632
    Depreciation and amortization           3,949     4,440    12,330    13,405
                                         ---------------------------------------
            Total costs and expenses       45,332    44,947   132,010   131,730
                                         ---------------------------------------
INCOME FROM OPERATIONS                      3,641     3,503    12,782    12,885
                                         ---------------------------------------
OTHER (EXPENSE) INCOME:
Interest expense                           (6,794)   (6,863)  (20,548)  (19,975)
Interest expense-net due to defeasance          0    (2,328)        0    (2,692)
Loss on extinguishment of debt                  0   (11,211)        0   (11,211)
Interest income                                 0         4        18       176
                                         ---------------------------------------
     Total other expense                   (6,794)  (20,398)  (20,530)  (33,702)
                                         ---------------------------------------
LOSS BEFORE BENEFIT FOR
  INCOME TAXES                             (3,153)  (16,895)   (7,748)  (20,817)
(BENEFIT) FOR INCOME TAXES                      0         0         0         0
                                         ---------------------------------------
NET LOSS                                 $ (3,153) $(16,895) $ (7,748) $(20,817)
                                         =======================================
LOSS PER SHARE DATA:
Loss per share:
   Basic & Diluted                        $ (0.91)  $ (4.89)  $ (2.23)  $ (6.04)
                                         ---------------------------------------
Weighted-average common and common
   equivalent shares                        3,477     3,456     3,473     3,448
                                         ---------------------------------------
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                               Three Months Ended   Nine Months Ended
FOR THE THREE AND NINE MONTHS ENDED           September 30,       September 30,
September 30, 2003 and 2002                  2003      2002      2003      2002
                                          ---------- --------- --------- -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  ($3,153) ($16,895)  ($7,748) ($20,817)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
 Depreciation  and amortization             3,949     4,440    12,330    13,405
 Provision for bad debts                       69       127       225      (218)
 Provision for gaming discounts                 0         0         7       (48)
 Interest expense                           6,788     6,863    20,548    19,975
 Interest paid                               (212)     (216)  (12,600)  (12,339)
 Interest expense, net, Bonds held for
    retirement                                         (220)                144
 Loss on extinguishment of debt                      11,211              11,211
 Loss on extinguishment of debt paid                 (6,646)             (6,646)
Changes in operating assets and liabilities:
 Decrease (increase) in accounts receivable  (719)     (733)      183       267
 Decrease (increase) in inventories            (9)      151       274       596
 Increase in prepaid expenses
   and other assets                          (538)     (515)     (425)     (926)
 Increase (decrease)in accounts payable       992      (538)      448       862
 Increase (decrease)in accrued liabilities    834     1,678    (1,068)      709
 Increase in deferred compensation plan
   liability                                    7        10        19       115
 Increase in deferred income taxes            517     2,125       518     2,125
 Decrease in non-qualified pension
   plan obligation to CEO upon
   retirement                                (426)     (125)     (916)     (375)
                                          -------- --------- --------- ---------
     Net cash provided by operating
        activities                          8,099       717    11,795     8,040
                                          -------- --------- --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures  - Las Vegas,
    Nevada                                 (1,512)     (666)   (2,294)   (2,934)
 Capital expenditures - Black Hawk,
    Colorado                                 (713)     (387)   (1,163)   (1,595)
 Increase in other assets                     (80)     (147)     (458)   (1,899)
                                          -------- --------- --------- ---------
     Net cash used in investing
         activities                        (2,305)   (1,200)   (3,915)   (6,428)
                                          -------- --------- --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings             0         0         0   211,781
 US Treasury Bills purchased to retire
   bonds                                        0   226,576         0         0
 Decrease (increase) in deferred loan
   fees                                         0         0         0   (10,381)
 Payments on long-term borrowings            (899) (220,674)   (2,585) (222,325)
 Increase in paid-in capital                   18         0        69         0
 Purchase of deferred comp treasury
   stock                                        0         0        (8)        0
 Issuance of restricted stock                   0        25        25       125
                                          -------- --------- --------- ---------
     Net cash (used in) provided by
         financing activities                (881)    5,927    (2,499)  (20,800)
                                          -------- --------- --------- ---------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                               4,913     5,444     5,381   (19,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                 $ 20,688  $ 21,974  $ 20,220  $ 46,606
                                          -------- --------- --------- --------
CASH AND CASH EQUIVALENTS, END OF PERIOD $ 25,601  $ 27,418  $ 25,601  $ 27,418
                                          ======== ========= ========= ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts
    payable                                 $472        $65      $472      $65

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Riviera Holdings Corporation and its wholly owned subsidiary, Riviera Operating Corporation ("ROC") (together with their wholly-owned subsidiaries, the "Company"), were incorporated on January 27, 1993, in order to acquire the assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.

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

The financial information at September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited. However, such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that will be achieved for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three and nine months ended September 30, 2003 and 2002 since the Company incurred a net loss. The number of potentially dilutive options was 206,500 and 78,000 for the three and nine months ended September 30, 2003 and 115,000 for the three and nine months ended September 30, 2002.

Income Taxes

The cash flow projections used by the Company in the application of Statement of Financial Accounting Standards ("SFAS") No. 109 for the realization of deferred tax assets indicate that a valuation allowance should be recorded on the tax benefit earned by the Company in 2003 and 2002. The estimates used are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how the Company operates the business, changes in the labor market or economic downturns in the areas where the Company operates.

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

Reclassifications

Certain prior-period amounts in the condensed financial statements have been reclassified to conform to the September 30, 2003 presentation. These reclassification had no effect on the Company's net income.

Stock-Based Compensation

As of September 30, 2003, the Company has two stock-based employee compensation plans. The effect of stock options in the income statement is reported in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for unissued stock options in the stock option plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

No compensation cost has been recognized for unexercised options remaining in the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123 (using an intrinsic value method), the Company's net loss and pro forma net loss per common share and common share equivalent would have been increased to the pro forma amounts indicated below for three and nine months ended September 30 (in thousands, except per share amounts):

                                     Three months ended      Nine months ended
                                        September 30,          September 30,
                                      2003       2002       2003        2002
Net loss as reported               $ (3,153)   $(16,895) $ (7,748)   $(20,817)
Deduct: Total stock based employee
  compensation expense determined
  under fair value based methods
  for awards net of related tax
  effects                               (67)        (74)     (184)       (222)
Net loss pro forma                 $ (3,220)   $(16,969)  $(7,932)   $(21,039)

Basic loss per common share as
  reported                          $ (0.91)    $ (4.89)  $ (2.23)   $ (6.04)
Basic loss per common share pro
  forma                             $ (0.93)    $ (4.91)  $ (2.28)   $ (6.10)
Diluted loss per common and
  common share equivalent as
  reported                          $ (0.91)    $ (4.89)  $ (2.23)   $ (6.04)
Diluted loss per common and
  common share equivalent pro
  forma                             $ (0.93)    $ (4.91)  $ (2.28)   $ (6.10)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002 respectively: dividend yield of 0% for both years; expected volatility of 34% and 52%; risk-free interest rates of 2.27% and 4.49%; and expected lives of 10 years for all years. The weighted fair value of options granted in 2003 and 2002 was $2.53 and $4.96, respectively.

Due to the fact that the Company's stock option programs vest over several years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

Recently Adopted Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 for the third quarter beginning on July 1, 2003 and it had no effect on its financial position or results of operations.

2. OTHER ASSETS

Other assets at September 30, 2003 include deferred loan fees of approximately $9.7 million associated with the refinancing of the Company's debt and capitalized costs associated with the RGM Missouri proposed venture of approximately $1.5 million and the RGM New Mexico proposed venture of approximately $1.2 million.

3. LONG TERM DEBT AND COMMITMENTS

On June 26, 2002, the Company issued 11% Senior Secured Notes due 2010 with a principal amount of $215 million, substantially all of which were later exchanged for Securities Act of 1933-registered Notes of the Company with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount in the amount of $3.2 million. The discount is being amortized over the life of the 11% Notes. The Company incurred fees of approximately $9.3 million with the issuance of the $215 million 11% Notes which are included in other assets at September 30, 2002 and 2003 and are being amortized to interest expense over the life of the indebtedness.

Effective July 26, 2002 the Company entered into a $30 million, five year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR derived rate. There were no advances outstanding on this revolver at September 30, 2003. In connection with this agreement the Company incurred loan fees of approximately $1.5 million, which are being expensed over the life of the agreement.

4. LEGAL PROCEEDINGS

On April 15, 2003, a class action complaint was filed in the Clark County, Nevada District Court (Case No. A466204) in the name of Brian Placzek, on behalf of himself and all others similarly situated, against the Company and Company directors William L. Westerman, Robert R. Barengo, Jeffrey A. Silver and Paul A. Harvey (the "Placzek Action"). The complaint was served on the Company on April 28, 2003. The named plaintiff was a shareholder of the Company. In the complaint, the plaintiff sought an order requiring the individual defendants to take the following actions, among others: cooperate with any individual who makes a bona fide offer to acquire the Company, take steps that are calculated to result in a buy-out or takeover of the Company at the highest price, comply with their fiduciary duties, and reimburse the plaintiff's class for damages, costs and disbursements related to the lawsuit. The complaint also sought to have all of the Company's public shareholders, excluding the defendants, certified as a class for purposes of the class action suit and sought plaintiff to be the representative of the class. On July 10, 2003, the defendants filed a Motion to Dismiss the Placzek Action on the grounds that the Placzek Action was filed without the authorization of the plaintiff. Prior to this Motion to Dismiss being heard, the plaintiff agreed to dismiss the lawsuit with prejudice and on August 28, 2003, a Stipulation and Order For Dismissal was entered dismissing the Placzek Action with prejudice.

On May 2, 2003, a class action complaint was filed in the Clark County, Nevada District Court (Case No. A467159) in the name of Paul Rosa against the Company and Company directors William L. Westerman, Robert R. Barengo, Jeffrey A. Silver, Paul A. Harvey and Vincent L. DiVito (the "Rosa Action"). The named plaintiff in this action was a shareholder of the Company and sought to have all of the Company's public shareholders, excluding defendants and related shareholders, certified as a class for purposes of the class action suit. The complaint also sought substantially the same relief sought in the Placzek Action. On July 21, 2003, the defendants filed a Motion to Dismiss the Rosa Action on the grounds that the complaint failed to state a claim upon which relief may be granted. Prior to this Motion to Dismiss being heard, the plaintiff agreed to dismiss the lawsuit with prejudice and on October 10, 2003, a Stipulation and Order For Dismissal was entered dismissing the Rosa Action with prejudice.

The Company is a party to routine lawsuits, either as plaintiff or defendant, arising from the normal operations of a hotel or casino. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

5. STOCK REPURCHASES

There were 1,703 shares of treasury stock purchased by the Deferred Compensation Plan Trustee at $4.27 for the nine months ended September 30, 2003.

6. ISSUANCE OF RESTRICTED STOCK

There were 5,435 shares of stock issued at an average price of $4.60 under the Restricted Stock Plan in the first nine months ended September 30, 2003 for executive compensation earned in the last quarter of 2002.

7. GUARANTOR INFORMATION

The 11% Notes and the $30 million line of credit are guaranteed by all of the Company's restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RGM Missouri and RGM New Mexico are unrestricted subsidiaries of RHC and are not guarantors of the 11% Notes. Each of these entities is in the development stage, and has no operating results. Their assets totaled $2.7 million (RGM Missouri $1.5 million and RGM New Mexico $1.2 million in 2002 and
2003), which assets were created through advances from RHC.

8. SUBSEQUENT EVENTS

On October 13, 2003, Riviera Las Vegas finalized an agreement with Alliance Gaming to provide ACSC slot systems, including ticket-in, ticket-out capability.

In Colorado Amendment 33 to establish Racinos in the state was defeated in the November 4, 2003 general election by a four to one vote.

9. SEGMENT DISCLOSURES

The Company determines its segments based upon review process of the chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by the chief decision maker is EBITDA as defined below. All intersegment revenues have been eliminated.

                                        Three months ended    Nine months ended
                                           September 30,         September 30,
(Dollars in thousands)                  2003       2002         2003      2002
Net revenues:
  Riviera Las Vegas                   $35,944     $35,412    $107,706  $107,161
  Riviera Black Hawk                   13,029      13,038      37,086    37,454
                                   ----------- ------------ ---------- --------
      Total net revenues             $ 48,973    $ 48,450   $ 144,792 $ 144,615
                                   =========== ============ ==========  ========

Income (loss) from operations:
  Riviera Las Vegas                   $2,556      $2,821     $10,509    $10,732
  Riviera Black Hawk                   2,147       1,802       5,751      5,411
  Corporate Expenses(3)               (1,062)     (1,120)     (3,478)    (3,258)
                                  ------------ ----------- -----------  --------
      Total income from operations    $3,641      $3,503     $12,782    $12,885
                                  ============ =========== ===========  ========

EBITDA (1):
  Riviera Las Vegas                  $5,073      $5,753     $18,476     $19,543
  Riviera Black Hawk                  3,579       3,310      10,114      10,005
  Corporate Expenses   (3)           (1,062)     (1,120)     (3,478)     (3,258)
                                  ------------ ----------- -----------  --------
       Total EBITDA                  $7,590      $7,943     $25,112     $26,290
                                  ============ =========== ===========  ========

EBITDA margins (2):
  Riviera Las Vegas                 14.1%       16.2%       17.2%       18.2%
  Riviera Black Hawk                27.5%       25.4%       27.3%       26.7%


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

(3) Year to date corporate expenses increased in 2003 as due to additional professional fees and costs associated with corporate governance, business proposals and the shareholder vote on the removal of certain voting restrictions in the Company's articles of incorporation.

Riviera Holdings Corporation
Reconciliation of Operating Income (Loss) to EBITDA
              ($ in 000's)

                  Net Income Net Interest  Operating              Management
                     (Loss)  Expense(5) Income/(Loss) Depreciation  Fee  EBITDA
Third Quarter 2003
Riviera Las Vegas   $ 2,513     $ (43)   $ 2,556     $ 2,871    $ (354) $ 5,073
Riviera Black Hawk      114    (2,033)     2,147       1,078       354    3,579
Corporate            (5,780)   (4,718)    (1,062)       -         -      (1,062)
                  --------------------------------------------------------------
                   $ (3,153) $ (6,794)   $ 3,641     $ 3,949      -     $ 7,590
                  --------------------------------------------------------------
Third Quarter 2002
Riviera Las Vegas   $ 2,826       $ 5    $ 2,821     $ 3,276    $ (344) $ 5,753
Riviera Black Hawk      930      (872)     1,802       1,164       344    3,310
Corporate           (20,651)  (19,531)    (1,120)       -         -      (1,120)
                  --------------------------------------------------------------
                  $ (16,895)$ (20,398)   $ 3,503     $ 4,440      -     $ 7,943
                  --------------------------------------------------------------
Nine Months ended
September 30, 2003
Riviera Las Vegas  $ 10,381    $ (128)  $ 10,509     $ 9,051  $ (1,084) $18,476
Riviera Black Hawk     (398)   (6,149)     5,751       3,279     1,084   10,114
Corporate           (17,731)  (14,253)    (3,478)       -         -      (3,478)
                  --------------------------------------------------------------
                   $ (7,748)$ (20,530)  $ 12,782    $ 12,330      -    $ 25,112
                  --------------------------------------------------------------
Nine Months ended
September 30, 2002
Riviera Las Vegas  $ 10,906     $ 174   $ 10,732     $ 9,925  $ (1,114) $19,543
Riviera Black Hawk    1,333    (4,078)     5,411       3,480     1,114   10,005
Corporate           (33,056)  (29,798)    (3,258)       -         -      (3,258)
                  --------------------------------------------------------------
                  $ (20,817)$ (33,702)  $ 12,885    $ 13,405      -    $ 26,290
                  --------------------------------------------------------------

                           September 30, December 31,
                               2003       2002
Assets (4):                    (in thousands)
      Riviera Las Vegas     $ 117,004 $ 123,740
      Riviera Black Hawk       62,377    64,493
                          -----------------------
          Total assets      $ 179,381 $ 188,233
                          =======================

           (4)Assets represent property and equipment, net of accumulated depreciation.
           (5)Interest expense net of interest income

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.

                                           Third Quarter
                                                             Incr/      % Incr/
                  (In Thousands)        2003       2002     (Decr)      (Decr)
                                        ----       ----     ------      ------

Net revenues:
   Riviera Las Vegas                 $35,944    $35,412       $ 532       1.5%
   Riviera Black Hawk                 13,029     13,038         (9)      -0.1%
                                      ------     ------         ---
      Total Net Revenues             $48,973    $48,450        $523       1.1%
                                     =======    =======        ====

Income (Loss) from Operations
   Riviera Las Vegas                  $2,556     $2,821      $(265)      -9.4%
   Riviera Black Hawk                  2,147      1,802         345      19.1%
                                       -----      -----         ---
   Property Income from Operations     4,703      4,623          80       1.7%
   Corporate Expenses                (1,062)    (1,120)          58       5.2%
                                     -------    -------          --
       Total Income from Operations   $3,641     $3,503        $138       3.9%
                                      ======     ======        ====

Operating Margins
   Riviera Las Vegas                    7.1%      8.0%         -0.9%
   Riviera Black Hawk                  16.5%     13.8%          2.7%
    Consolidated                        7.4%      7.2%          0.2%

Riviera Las Vegas

Revenues

         Net revenues increased by approximately $532,000, or 1.5%, from $35.4 million in 2002 to $34.9 million in 2003 due primarily to increased casino, food and beverage and entertainment revenues, which were partially offset by increased promotional allowances.

         Riviera Las Vegas occupancy was 96.7 percent compared with 92.5 percent in 2002; ADR (average daily room rate) decreased $2.66 to $57.32. RevPar (revenue per available room) was comparable to the third quarter of 2002 At $55.45. Convention rooms decreased from 36.7 percent to 31.9 percent of total occupancy while leisure and gaming increased from 55.4 percent to 59.8 percent and Internet sales rose from 7.8 percent to 12.2 percent. The decline in Convention room nights was partially caused by conventioneers booking via the Internet which circumvent traditional hotel room blocks. While occupancy levels may not have been affected, the ADR has been impacted. Leisure and Asian segments are rebooking and the fall looks encouraging for overall bookings.

         Casino revenues increased by approximately $278,000, or 1.9%, from $14.6 million during 2002 to $14.9 million during 2003 due primarily to a 6.2% increase in slot machine revenue. Slot machine coin-in, or volume, increased 3.9 percent for the quarter.

         Food and beverage revenues increased $399,000 or 5.9% from $6.8 million in 2002 to $7.2 million in 2003 due to a 14.6% increase in food covers for the quarter.

         Entertainment revenues increased $311,000 or 6.8% from $4.6 million in 2002 to $4.9 million in 2003 due to a 14.0% increase in entertainment covers for the quarter.

         Promotional allowances increased by approximately $475,000, or 13.9%, from $3.4 million during 2002 to $3.9 million during 2003 primarily due to increases in comps related to increased casino activity.

Costs and Expenses

         Rooms departmental costs and expenses increased by 7.9% in the quarter, due primarily to the wage scale increases under the renewed union contracts.

         Food and Beverage expenses increased $326,000 or 6.6% in the quarter, due primarily to increased revenues as discussed above.

            General and administrative expenses increased $470,000 or 7.2% in the quarter, due primarily to increased health insurance costs for non-union employees.

Income from Operations

            Income from operations in Las Vegas decreased $265,000, or 9.4%, from $2.8 million in 2002 to $2.6 million in 2003 due to the increase in Rooms expenses and General and Administrative expenses as explained above.

Riviera Black Hawk

Revenues

         Net revenues were $13.0 million in the third quarter 2003 and 2002. Slot volume measured by coin-in was up 3.5% in the third quarter compared to the Black Hawk Market coin-in, which was down 3.7%. Food and beverage revenues were down $287,000 or 16.9% due to decreased covers in our buffet outlet . Changes in the focus of our marketing programs introduced in November of last year appear to be strengthening our position in the Black Hawk market by reducing complementaries and increasing cash rebates to slot customers.

Income from Operations

         Income from operations in Black Hawk, Colorado increased $345,000, or 19.1%, from $1.8 million in 2002 to $2.1 million in 2003 primarily due to the $315,000 decrease in casino expenses.

Consolidated Operations

Other Income (Expense)

                   Interest expense decreased $2.4 million or 26.1% from $9.2 million in 2002 to $6.8 million in 2003 primarily as a result of interest expense due to defeasance charge in 2002. Also as a result of the Company's refinancing of their debt in 2002 the Company realized a one time charge for loss on extinguishment of debt of $11.2 million.

Net Income (Loss)

                 The net loss decreased $13.7 million from a net loss of $16.9 million in 2002 to a net loss of $3.2 million in 2003 due primarily to decreased expenses as a result of refinancing the Company's debt in 2002 as discussed above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.

                                            Nine Months Ended
                                                                Incr/   % Incr/
                  (In Thousands)           2003        2002    (Decr)    (Decr)
                                           ----        ----    ------    ------
Net revenues:
   Riviera Las Vegas                   $107,706    $107,161       $545     0.5%
   Riviera Black Hawk                    37,086      37,454      (368)    -1.0%
                                         ------      ------      -----
      Total Net Revenues               $144,792    $144,615       $177     0.1%
                                       ========    ========       ====

Income (Loss) from Operations
   Riviera Las Vegas                    $10,509     $10,732     $(223)    -2.1%
   Riviera Black Hawk                     5.751       5,411        340     6.3%
                                          -----       -----        ---
   Property Income from Operations       16,260      16,143        117     0.7%
   Corporate Expenses                   (3,478)     (3,258)      (220)    -6.8%
                                        -------     -------      -----
       Total Income from Operations     $12,782     $12,885     $(103)    -0.8%
                                        =======     =======     ======

Operating Margins
   Riviera Las Vegas                       9.8%       10.0%      -0.2%
   Riviera Black Hawk                     15.5%       14.5%       1.0%
    Consolidated                           8.8%        8.9%      -0.1%


Riviera Las Vegas

Revenues

         Net revenues increased $545,000 or 0.5% from $107.2 million 2002 to $107.7 in 2003 due primarily to increased hotel, food and beverage and entertainment revenues which were partially offset by decreased casino revenues.

         Casino revenues decreased by approximately $911,000, or 2.0%, from $46.5 million during 2002 to $45.6 million during 2003 primarily due to a decrease of $383,000 or 4.2% in table game revenue as a result of lower drop and lower hold percentage and a decrease of $220,000 or 0.6% in slot machine revenues as a result of lower hold percentage.

         Room revenue increased $1.1 million, or 3.4%, from $32.4 million in 2002 to $33.5 million in 2003 due to an increase in leisure room nights. Hotel occupancy increased to 94.1%, up from last year's 92.1% and average daily room rate increased $0.23 to $59.81 in 2003 from $59.58 in 2002. Rev Par (revenue per available room) increased 2.6% or $1.40 to $56.26.

            Food and Beverage revenues increased $857,000, or 4.3%, from $19.9 million in 2002 to $20.7 million in 2003 due primarily to increased covers in our buffet and coffee shop.

         Entertainment revenues increased by approximately $652,000, or 5.0%, from $13 million during 2002 to $13.6 million during 2003 due primarily to an increase in our Le Bistro Theater revenues.

         Promotional allowances increased by approximately $967,000, or 9.3%, from $10.4 million during 2002 to $11.4 million during 2003 primarily due to increases in comps related to higher convention activity.

Costs and Expenses

                      Casino expenses decreased $1.1 million or 4.3% from $26.5 million in 2002 to $25.4 million in 2003 primarily due to reduced casino activity.

         Rooms departmental costs and expenses increased $1.2 or 7.1% from $17.5 million in 2002 to $18.7 million in 2003 as a result of increased occupancy, requiring more variable labor costs. In addition, wage scale increases under the renewed union contracts contributed to the increased costs.

         General and administrative expenses increased $696,000, or 3.8% as a result of increased health insurance costs for our non-union employees.

Income from Operations

          Income from operations in Las Vegas decreased $223,000, or 2.1%, from $10.7 million in 2002 to $10.5 million in 2003 based on comparable revenues and increased costs as discussed above and the decrease in depreciation of $874,000 or 8.8%, as certain asset acquired five and seven years ago became fully depreciated..

Riviera Black Hawk

Revenues

         Net revenues decreased by approximately $368,000, or 1.0%, from $37.5 million in 2002 to $37.1 million in 2003. Casino revenues decreased $138,000, or 0.4%, from $35.3 million in 2002 and $35.1 million in 2003 due to increased slot club point and cash voucher redemption.

         Riviera Black Hawk continues to refine its marketing efforts by constantly measuring the success rates of its programs, while monitoring the offerings of competitors. The operation is attempting to strike a balance between player incentives, gaming product, food offerings and entertainment as its primary marketing programs.

             Food and Beverage revenue decreased $581,000, or 11.7% from $5.0 million in 2002 to $4.4 million in 2003 due primarily to reduced complimentary covers in our buffet.

Income from Operations

            Income from operations in Black Hawk, Colorado increased by $340,000 or 6.3% from $5.4 million in 2002 to $5.8 million in 2003 as a result of refining direct marketing and promotional programs for the casino to match the economic conditions in the Denver area.

Consolidated Operations

Other Income (Expense)

          Interest expense, excluding interest expense incurred due to debt defeasance, increased $573,000 due to costs associated with the $30 million credit facility and increased amortization of loan fees.

          Interest income decreased $158,000 from $176,000 in 2002 to $18,000 in 2003 as a result of the lower cash balances available for investment and decreasing rates. Corporate expenses increased $270,000 or 8.4% from $3.2 million in 2002 to $3.5 million in 2003 as a result of additional professional fees and costs associated with corporate governance, business proposals and the shareholder vote on the removal of certain voting restrictions in the Company's articles of incorporation.

           Other Income (Expense) for the first nine months of 2002 was affected by the loss on extinguishment of debt and additional interest expense totaling $13.9 million or $4.03 per share.

Net Income (Loss)

           Net income (loss) for the first nine months of 2002 was affected by the loss on extinguishment of debt and additional interest expense totaling $13.9 million or $4.03 per share. (Delete the following?) Net loss decreased $13.1 million or 62.8% from a net loss of $20.8 million in 2002 to a net loss of $7.7 million in 2003 due primarily to costs related to refinancing the Company's debt in 2002.

Liquidity and Capital Resources

At September 30, 2003, the Company had cash and cash equivalents of $25.6 million. The cash and cash equivalents increased $5.4 million during the first nine months of 2003, as a result of $11.8 million of cash provided by operations, $3.9 million of cash outflow for investing activities and $2.5 million outflow for financing activities. Cash balances include amounts that could be required to fund the Chief Executive Officer's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the 2002 annual consolidated financial statements, Other Long-Term Liabilities included in Form 10-K as filed with the SEC on March 17, 2003.) Effective April 1, 2003, the Company began paying Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although there is no current intention to require this funding, under certain circumstances the Company might have to disburse approximately $6.3 million for this purpose in a short period.

Management believes that cash flow from operations, combined with the $25.6 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for 2003 for both the Las Vegas and Black Hawk properties and provide initial investments in the potential Missouri and New Mexico projects.

Cash flow from operations may not to be sufficient to pay 100% of the principal of the 11% Notes at maturity on June 15, 2010. Accordingly, our ability to repay the 11% Notes at maturity may be dependent upon our ability to refinance them. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity.

The 11% Notes provide that, in certain circumstances, the Company and its subsidiaries must offer to repurchase the 11% Notes, upon the occurrence of a change of control, at 101% of the principal amount. Each holder of the 11% Notes has the right, but not the obligation, to accept this offer. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiaries would be unable to pay the principal amount of the 11% Notes without a refinancing.

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

          Year                                       Percentage
          2006 .......................................105.500%
          2007........................................103.667%
          2008........................................101.833%
          2009 and thereafter.........................100.000%

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

At September 30, 2003, the Company believes that it is in compliance with the covenants of the 11% Notes and the $30 million revolving credit facility.

Amendment of Articles of Incorporation

On July 15, 2003 the shareholders of the Company approved an amendment to
Article 3, Section 7, of our Articles of Incorporation. The amendment became effective on July 18, 2003. Prior to the amendment, the Articles of Incorporation contained two distinct limitations on common stock voting rights of a "Substantial Stockholder", which is defined as a person who, within a three year period, acquires beneficial ownership of more than 10% of the Company's outstanding common stock.

The first limitation was that a Substantial Stockholder's voting power was reduced by 99% for all shares of common stock owned in excess of 10% and up to 15% (the "10% Limit"). The second limitation was a nullification of the Substantial Stockholder's ability to vote any of his shares of common stock that exceeded 15% of the outstanding shares of common stock (the "15% Limit"). The Substantial Stockholder was able to avoid the 10% Limit by either making a cash tender offer for all outstanding shares of common stock, or by obtaining a waiver by our Board of Directors. The Substantial Stockholder could only avoid the 15% Limit by making a cash tender offer for all outstanding shares of common stock.

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

Recently Adopted Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 for the third quarter beginning on July 1, 2003 and it had no effect on its financial position or results of operations.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our 2002 Form 10-K and for a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2002 Form 10-K filed with the SEC on March 17, 2003.

Forward-Looking Statements

This report includes "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report as well as in the Company's most recent annual report on Form 10-K, and include the Company's substantial leverage, the risks associated with the expansion of the Company's business, as well as in factors that affect the gaming industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         o other adverse conditions, such as economic downturns, changes in general customer confidence or spending, increased transportation costs, travel concerns or weather-related factors, that may adversely affect the economy in general and/or the casino industry in particular; and

         o factors relating to the current state of world affairs and any further acts of terrorism or other destabilizing events in the United States or elsewhere.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 30 days or less. Such investments are generally not affected by changes in interest rates.

As of September 30, 2003, we had $217.8 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 and capital leases maturing at various dates through 2005. Interest under the $215 million 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.4% to 13.5%. The borrowings also include $761,000 in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in                                                                      Fair Value
thousands)                 2003   2004    2005   2006  2007  Thereafter  Total   at 9/30/03

Long Term Debt Including
Current Portion

Equipment loans and
 capital leases Las Vegas  $ 312  $1,019   $ 11                         $ 1,342   $ 1,342
Average interest rate       8.0%    7.8%   8.4%

11% Senior Secured Notes                                     $215,000   215,000   212,850
Less unamortized Discount                                      (2,714)   (2,714)   (2,714)
Average interest rate                                           11.8%

Capital leases
 Black Hawk, Colorado        530   2,263    658                           3,451     3,451
Average interest rate      10.8%   10.8%  10.8%

Special Improvement
District Bonds
 Black Hawk, Colorado          -     110    116   $ 124 $ 129     282       761       761
Average interest rate       5.5%    5.5%   5.5%    5.5%  5.5%    5.5%     ------    -----

Total all long-term
debt, including
current portion                                                         217,840   215,690
                                                                        =======   =======
Other Long Term Liabilities Including Current Portion

CEO pension plan obligation $475  $1,000 $1,000  $1,000 $ 1,000 $ 2,003 $ 6,428  $ 6,428
                            11.8%   11.8%  11.8%   11.8%  11.8%  11.8%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

           On April 15, 2003, a class action complaint was filed in the Clark County, Nevada District Court (Case No. A466204) in the name of Brian Placzek, on behalf of himself and all others similarly situated, against the Company and Company directors William L. Westerman, Robert R. Barengo, Jeffrey A. Silver and Paul A. Harvey (the "Placzek Action"). The complaint was served on the Company on April 28, 2003. The named plaintiff was a shareholder of the Company. In the complaint, the plaintiff sought an order requiring the individual defendants to take the following actions, among others: cooperate with any individual who makes a bona fide offer to acquire the Company, take steps that are calculated to result in a buy-out or takeover of the Company at the highest price, comply with their fiduciary duties, and reimburse the plaintiff's class for damages, costs and disbursements related to the lawsuit. The complaint also sought to have all of the Company's public shareholders, excluding the defendants, certified as a class for purposes of the class action suit and sought plaintiff to be the representative of the class. On July 10, 2003, the defendants filed a Motion to Dismiss the Placzek Action on the grounds that the Placzek Action was filed without the authorization of the plaintiff. Prior to this Motion to Dismiss being heard, the plaintiff agreed to dismiss the lawsuit and on August 28, 2003, a Stipulation and Order For Dismissal was entered dismissing the Placzek action with prejudice.

           On May 2, 2003, a class action complaint was filed in the Clark County, Nevada District Court (Case No. A467159) in the name of Paul Rosa against the Company and Company directors William L. Westerman, Robert R. Barengo, Jeffrey A. Silver, Paul A. Harvey and Vincent L. DiVito (the "Rosa Action"). The named plaintiff was a shareholder of the Company and sought to have all of the Company's public shareholders, excluding defendants and related shareholders, certified as a class for purposes of the class action suit. The complaint also sought substantially the same relief that was sought in the Placzek Action. On July 21, 2003, the defendants filed a Motion to Dismiss the Rosa Action on the grounds that the complaint failed to state a claim upon which relief may be granted. Prior to this Motion to Dismiss being heard, the plaintiff agreed to dismiss the lawsuit with prejudice and on October 10, 2003, a Stipulation and Order For Dismissal was entered dismissing the Rosa Action with prejudice.

         The Company is a party to routine lawsuits, either as plaintiff or defendant, arising from the normal operations of a hotel or casino. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

Item 4.  Submission of Matters to a Vote of Security Holders

            At the Company's annual meeting of stockholders held on July 15, 2003, stockholders elected the Company's board of directors and approved an amendment of the Company's Articles of Incorporation to eliminate certain voting limitations on ownership of more than 15% of the Company's stock. The amendment is described further in Part I Item 2 of this report under the caption" Amendment of Articles of Incorporation."

         The number of votes cast for each director nominee, the number of votes cast against or withheld, and the number of abstentions or broker nonvotes were as follows:

                                   For          Against or       Abstentions or
                                   ---           Withheld        Broker Nonvotes
                                                 ---------       ---------------
     William L. Westerman      3,057,656         238,517              0
     Robert R. Barengo         3,057,875         238,298              0
     Jeffrey A.  Silver        3,190,061         106,112              0
     Paul A. Harvey            3,189,759         106,414              0
     Vincent L. DiVito         3,189,779         106,394              0

         The number of votes cast for the amendment of the Articles of Incorporation was 2,295,950 the number of votes cast against it or withheld was 114,479, and the number of abstentions or broker nonvotes was 885,744.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See list of exhibits on page 26.

         (b) During the third quarter of 2003, the Company filed reports on Form 8-K on July 17 (Items 5 and 7), July 22, (Items 7,9 and 12) and September, 15 2003 (Items 5 and 7). The July 22, 2003 filing included summary financial information for the Company's second quarter.

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


                                     RIVIERA HOLDINGS CORPORATION


                                     By: /s/ William L. Westerman
                                     William L. Westerman
                                     Chairman of the Board and
                                     Chief Executive Officer

                                     By: /s/ Duane Krohn
                                     Duane Krohn
                                     Treasurer and
                                     Chief Financial Officer


                                     Date: November 7, 2003

                              Riviera Holdings Corporation
                                        Form 10Q
                                    September 30, 2003



Exhibit
  No.                        Description

3        Articles of Incorporation

31.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.