Form 10-K
period 2003-12-31
RIVIERA HOLDINGS CORP
filed 2004-03-16
CIK 899647

====================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               --------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   (Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 2003

[ ]Transition report pursuant to sections 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the transition period from            to
                               -----------  -------------

                        Commission file number 000-21430

                          RIVIERA HOLDINGS CORPORATION
             (Exact name of Registrant as specified in its charter)

            Nevada                                      88-0296885
-------------------------------                     ----------------
(State of Incorporation)                    I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                   89109
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                  Name of Each Exchange on Which Registered
  ------------------                  -----------------------------------------
Common Stock, $.001 par value                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                           ---------------------------
                                (Title of class)

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

           Based on the closing sale of the Registrant's Common Stock as June 30, 2003 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,800,000. As of March, 2004 the number of outstanding shares (net of treasury shares) of the Registrant's Common Stock was 3,610,155.

Documents incorporated by reference:

2004 definitive proxy statement on Schedule 14A (to be filed pursuant to Regulation 14A) involving the election of directors: Part III of this Form 10-K.

         ====================================================================
                               Page 1 of 43 pages
                    Exhibit Index Appears on Page 39 hereof.

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

Item 1.   Business.........................................................3
             General ......................................................3
             Riviera Las Vegas.............................................3
             Riviera Black Hawk............................................7
             Geographical Markets..........................................8
             Management Activities.........................................9
             Competition..................................................10
             Employees and Labor Relations................................11
             Regulation and Licensing.....................................12
             Federal Registration.........................................20

Item 2.   Properties......................................................20

Item 3.   Legal Proceedings...............................................20

Item 4.   Submission of Matters to a Vote of Security Holders.............21

Item 5.   Market for the Registrant's Common Equity and Related Stockholders
             Matters and Issuer Purchases of Equity Securities............22

Item 6.   Selected Financial Data.........................................23

Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................23
             Results of Operations........................................24
             2003 Compared to 2002........................................24
             2002 Compared to 2001........................................25
             Liquidity and Capital Resources..............................27
             Critical Accounting Policies.................................28
             Accounting pronouncements....................................29

Item 7A. Qualitative and Quantitative Disclosure About Market Risk........32

Item 8.   Financial Statements and Supplementary Data.....................33

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................33

Item 9A.  Controls and Procedures.........................................33

Item 10.  Directors and Executive Officers of the Registrant..............33

Item 11.  Executive Compensation..........................................34

Item 12.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters .............................34

Item 13.  Certain Relationships and Related Transactions .................34

Item 14.  Principle Accounting Fees and Services..........................34

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.35

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

           The Company, through its wholly owned subsidiary, Riviera Black Hawk, Inc., owns and operates the Riviera Black Hawk Casino ("Riviera Black Hawk") a limited-stakes casino in Black Hawk, Colorado, which opened on February 4, 2000.

           The Company determines segments based upon geographic gaming markets and also reviews corporate expenses separately. The Company has two segments: the Las Vegas, Nevada market and the Black Hawk, Colorado market. The segment information can be found in Note 15 of the Notes to the Consolidated Financial Statements included in this document.

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

Gaming

           Riviera Las Vegas has 110,000 square feet of casino space. The casino currently has approximately 1,400 slot machines and 31 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) poker, Let It Ride(R) and mini-baccarat. The casino also includes a keno lounge and a race and sports book.

           Gaming operations at Riviera Las Vegas are continually updated to respond to both changing market conditions and customer demand in an effort to attract new customers and encourage repeat customer business through player tracking and database management. We maintain a slot players club, through which members receive special promotions and targeted mailings. New and innovative slot and table games have been introduced based on customer feedback. Management devotes substantial time and attention to the type, location and player activity of all its slot machines. We maintain a capital investment program for the upgrade of our slot machines. We are currently installing a new slot monitoring system that will help us expand our marketing capabilities and allow us to accelerate our commitment to provide our customers with the benefits that are now available with ticket-in/ticket-out technology.

           Our current management team redirected our business away from high-stakes wagerers in favor of the less volatile mid-level gaming customers. In order to effectively pursue this strategy, we made several strategic changes including reconfiguring the casino space, installing new slot machines, reducing the number of gaming tables and eliminating the baccarat room. In addition, we implemented stricter credit policies. As a result, the percentage of table game dollar volume represented by credit play declined from approximately 24% in 1993 to 5% in 2003. Also, in 2003, revenues from slots and tables were approximately 79% and 19% of total gaming revenue, respectively, as compared to 60% and 34%, respectively, in 1993.

           During 2003, we continued a number of initiatives at Riviera Las Vegas to increase slot play, including the replacement of older slot machines with new machines utilizing the ticket-in/ticket-out technology to improve service and convenience to our customers, entered into an agreement with Bally Gaming for the installation of its ACSC player tracking system, and maintenance of our slot host program. Slot hosts are our employees who interact with patrons as goodwill ambassadors to generate loyalty. Our strategy is to continue to increase slot play through marketing programs and other improvements, including
(1) our ongoing slot upgrade program, (2) implementation of the ACSC Player Tracking System, (3) addition of new signage, (4) promotion of the Riviera Las Vegas Player's Club, (5) sponsorship of slot tournaments, (6) creation of promotional programs, (7) marketing of the "Slot Frenzy" and "$40 for $20(R)" slot promotions, and (8) "Nickel Town(R)". Nickel Town is comprised primarily of penny and nickel slot machines, the fastest growing segment of the Las Vegas slot market.

Hotel

           Riviera Las Vegas' hotel is comprised of five towers with approximately 2,100 guest rooms, including 169 suites. Built in 1955 as part of the original casino/hotel, the nine-story North Tower features 391 rooms and 11 suites. In 1967, the 12-story South Tower was built with 147 rooms and 31 suites. Another 220 rooms and 72 suites, including penthouse suites, were added to the property through the construction of the 17-story Monte Carlo Tower in 1974. In 1977, the six-story San Remo Tower added 243 rooms and six suites to the south side of the resort. The most recent phase of hotel expansion was completed in 1988 upon the opening of the 930 room, 49 suites, 24-story Monaco Tower. By the end of 2001 we completed refurbishment of all of our approximately 2,100 hotel rooms and suites. Despite the significant increase in rooms on the Las Vegas Strip since 1997, the Company believes Riviera Las Vegas has attained room occupancy rates that are among the highest on the Las Vegas Strip. From 1994 to 2000, the occupancy rate ranged from 95.2% to 98.2%, and was 91.5% for 2001, 89.6% for 2002 and 92.2% for 2003 (based on available rooms). The average occupancy rate citywide was 86.0% in 2003 according to the Las Vegas Convention and Visitors Authority ("LVCVA").

Restaurants

           The quality, value and variety of food services are critical to attracting Las Vegas visitors. Riviera Las Vegas offers five bars and four restaurants and serves an average of approximately 5,102 meals per day, including banquets and room service. Riviera completely remodeled its buffet in 2001 upgrading the ambiance and food quality, featuring cuisine from various countries as well as a carving station. The following table outlines, for each restaurant, the type of service provided and total seating capacity:

Name                               Type                        Seating Capacity
Kady's                             Coffee Shop                        290
Kristofer's                        Steak and Seafood                  162
Ristorante Italiano                Italian                            126
World's Fare Buffet                All-you-can-eat                    366
                                                                      ---
                                                                      944

           In addition, Riviera Las Vegas operates a snack bar and continental breakfast buffet as well as a fast-food court operated by a third party. The food court has 200 seats and several fast-food restaurants, including Burger King(R), Pizza Hut(R), Panda Express(R), Quiznos(R) and La Salsa(R). Riviera Las Vegas has contracted with a third party for the remodel, ownership and operation of a fifth restaurant at Riviera Las Vegas. This third party will lease the former Chinese restaurant and will serve trendy appetizers, feature wine sales and have an ala carte menu with a French flair. This restaurant will feature French Cuisine and is scheduled to open in the first half of 2004.

Convention Center

           Riviera Las Vegas features 160,000 square feet of convention, meeting and banquet space. The convention center is one of the larger in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. Riviera Las Vegas hosted 298 conventions in 2003. The hotel currently has over 622,000 convention related advance bookings of rooms through 2007 consisting of approximately 428,000 definite bookings and approximately 194,000 tentative bookings. In 2003 approximately 30.0% of the rooms were occupied for conventions, and management estimates that 30% of its rooms will be occupied for conventions in 2004.

           The Royal Pavilion portion of the convention center, which opened in February 1999, and represents approximately 60,000 square feet of our convention facility, features state-of-the-art convention, meeting and banquet facilities, teleconferencing and satellite uplink capability and 12 skyboxes. The additional convention space at the Las Vegas and Mandalay convention centers has enabled Las Vegas to attract and book new conventions that may have had date and exhibit space conflicts in the past. Our flexibility of meeting space and proximity to the Las Vegas convention center continues to position us to increase our mix of both small meetings and conventions and new multi-hotel conventions booked into the Las Vegas convention center.

Entertainment

           Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas, offering up to eight different regularly scheduled shows and special appearances by headline entertainers in concert. We believe entertainment provides an attractive marketing tool to attract customers to the Riviera. Riviera Las Vegas' entertainment program includes such well received shows as Splash(R) (a variety show), An Evening at La Cage(R) (a female impersonation show), Crazy Girls(R) (an adult revue), and featured comedians at the Riviera Comedy Club and up to four different regularly scheduled shows in our LeBistro Theater. We update our shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with our emphasis on mid-level customers.

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
                                                                        ---

                                                                      2,365

           In addition, Riviera Las Vegas presents major concerts which since 1998 have included performers such as The Beach Boys, Billy Ray Cyrus, Rich Little, Drew Carey, Damon Wayans, Titus, Brett Butler and D.L. Hughley. The addition of the Royale Pavilion has enabled us to increase attendance at special events since, in the past, the then existing facilities could not accommodate the demand for tickets. We have recently entered into an agreement with a third party to present a weekly country music themed show during the Splash off night every Friday night in the Splash showroom. This show will feature a different country music performer each week.

           We believe that our substantial entertainment revenue is attributable to the popularity of the in-house productions supplemented by focused marketing and consistent advertising messages.

Future Expansion Possibilities

           We continue to explore the possible development of an approximately 60,000 square-foot entertainment complex to be constructed directly over the casino, which could contain specialty themed entertainment that will appeal to the Riviera Las Vegas' main target audience, adults aged 45 to 65. The exit from the complex would deliver patrons to the casino.

           We are exploring a number of options for the development of our existing 26-acre site. These options include a joint venture for the development of a time-share condominium tower or an additional hotel tower and parking garage. Under the terms of the indenture governing our $215 million Senior Secured Notes, we could contribute up to 6 acres of land to such projects and if we decide to develop a time-share tower a third party would construct and sell time-share units and arrange financing. We believe that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base for additional casino customers.
The development of a time-share tower, hotel tower or parking facility would require additional financing and, in the case of the time-share tower, a joint venture partner, none of which we have in place at this time.

Marketing Strategies-Las Vegas

           We have developed a marketing program intended to develop a loyal following of repeat slot and mid-level table game customers. We believe we have been able to successfully attract these patrons using Riviera Las Vegas' restaurants, hotel accommodations and entertainment and by focusing on customer service. We have adopted a selective approach to the extension of credit to these customers in order to reduce volatility of operating results. We use our research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Las Vegas Player's Club and to fill out surveys that provide us with personal information and preferences and tracks their level of play. Members of the Riviera Las Vegas Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail, telemarketing and via e-mail.

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

           Create Repeat Customers

           Generating customer loyalty is a critical component of our business strategy as retaining customers is less expensive than attracting new ones. We have developed a focused and coordinated marketing program intended to develop a loyal customer base which emphasizes (1) providing a high level of service to our customers to ensure an enjoyable experience while at the Riviera Las Vegas,
(2) responding to customer surveys and (3) focusing marketing efforts and promotional programs on customers with positive gaming profiles. We believe the implementation of the ACSC player tracking system will help us retain customers. We use our research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Las Vegas Player's Club which tracks their level of play, and to fill out surveys that provide the Riviera Las Vegas with personal information and preferences. Members of the Riviera Las Vegas Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail and telemarketing. We design promotional offers targeted at certain mid-level gaming patrons that are expected to provide significant revenues based upon their historical gaming patterns. We contact these customers through a combination of direct mail and telemarketing by an in-house marketing staff and independent representatives located in major cities. Riviera Las Vegas uses a proprietary database which is linked to our player tracking system to help identify customers' requirements and preferences, thereby allowing Riviera Las Vegas to customize promotions to attract repeat visitors. We offer customers personalized service, credit availability and access to a variety of complimentary or reduced-rate room, dinner and entertainment reservations. We use a specialized multi-tiered marketing approach to attract customers in each of our major markets. Slot and table game tournaments and special events are designed for specific levels of play. Utilizing our proprietary database our marketing department then targets and invites the customers most appropriate for the customized events. In addition, we host an array of special events, including slot and table tournaments, designed to attract customers for an extended stay. We have found that this individualized marketing approach has provided significant revenues and profitable repeat business.

           Provide Extensive Entertainment Options

           We also focus on attracting our guests through a range of entertainment opportunities. Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas with up to eight different regularly scheduled shows and special appearances by headline entertainers. In addition to providing a positive impact on our profitability, the shows attract additional gaming revenue. Surveys indicate that approximately 80% of the 2003 show patrons came from outside the hotel and approximately 75% of these individuals gambled at Riviera Las Vegas before or after the shows.

           Attract Walk-In Traffic

           We seek to maximize the number of people who patronize the Riviera Las Vegas who are not guests in the hotel by capitalizing on Riviera Las Vegas' prime Strip location, convention center proximity and the Riviera's several popular in-house productions. Riviera Las Vegas is well situated on the Las Vegas Strip near Circus Circus, Stardust Hotel & Casino, Westward Ho Casino & Hotel, Sahara Hotel & Casino, Las Vegas Hilton and the Las Vegas Convention Center. We strive to attract customers from those facilities, as well as capitalize on the visitors in Las Vegas in general, with the goal of increasing walk-in traffic by (1) the development and promotion of Nickel Town, (2) providing a variety of quality, value-priced entertainment and dining options, and (3) promoting "Slot Frenzy", our daily slot tournament, the "Free Pull" and the "$40 for $20" slot promotions, and placing them inside the casino.

           Focus on Convention Customers

           This market consists of two groups: (1) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (2) those attending city-wide events, usually held at the Las Vegas Convention Center. Riviera Las Vegas targets convention business because it typically provides patrons willing to pay higher room rates and we are able to provide certain advance planning benefits, since conventions are usually booked two years in advance of the event date. We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. Riviera Las Vegas also benefits from our proximity to the Las Vegas Convention Center which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. In 2003 we derived 30% of our hotel occupancy from convention customers and consider them a critical component of our customer base. We believe that the completed expansion of the Riviera Las Vegas' convention facility in February 1999, from 100,000 to 160,000 square feet, has accommodated the growth in size and number of groups that presently use the facility, attracted new convention groups and increased the percentage of rooms occupied by conventioneers.

           Tour and Travel Operators

           We have found that many of our customers use tour and travel "package" options to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods enabling us to maintain occupancy rates at the highest levels throughout the year. We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. Our four largest tour and travel operators currently account for approximately 18.1% of the available 2,070 room bookings per night. We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat slot customers.


Riviera Black Hawk

Business

           Our wholly owned subsidiary, Riviera Black Hawk, opened on February 4, 2000. Located in Black Hawk, Colorado, approximately 45 miles west of Denver, our casino is one of the first three encountered when traveling from Denver to the adjacent gaming cities of Black Hawk and Central City. Our casino features the fourth largest number of gaming devices in the market with 974 slot machines and 9 blackjack tables. In Colorado, each slot machine and each table game is considered one gaming device.

           We also offer a variety of non-gaming amenities designed to help differentiate our casino including:

o parking for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options;

o        a newly remodeled 252-seat casual buffet-styled restaurant;

o        a Pizza Hut(R);

o        two themed bars; and

o        an entertainment center with seating for approximately 400 people.

           The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market, have been gaining market share and have contributed to the consistent growth in the overall market. As of December 31, 2003, there were 25 casinos in the Black Hawk/Central City market, with 11 casinos each offering more than 400 gaming devices. Isle of Capri, located across the street from our casino with approximately 1,100 gaming machines and 1,000 covered parking spaces, has been the market leader in terms of win per gaming device.

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

           We rely on database marketing in order to best identify target customer segments of the population and to tailor the casino's promotions and amenities to our core group of customers. We use the current database to identify and stratify slot players living primarily in Colorado for appropriate incentives. Approximately 231,000 of these slot players have been identified as of December 31, 2003. In addition, we promote our casino by advertising in newspapers, on billboards and on the radio in the local areas.


Geographical Markets

The Las Vegas Market

     Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the LVCVA Authority, the number of visitors who traveled to Las Vegas during the 17-year period from 1986 through 2003 increased at a steady and significant rate from 15.2 million in 1986 to 35.5 million in 2003, representing a 134.0% increase during that 17-year period. Just over 35 million people visited Las Vegas in 2001, a 2.3% decline from 2000. Visitor volume dropped drastically following the September 11, 2001 terrorist attacks. In 2002 visitor volume increased 0.2% to slightly over 35 million. Visitor volume increased 0.2% to slightly over 35.5 million in 2003. Clark County gaming continued to be a strong and growing business with Clark County gaming revenues increasing at a compound annual growth rate of 8.7% from $2.4 billion in 1986 to just under $7.7 billion in 2000. Clark County gaming revenues dropped 0.1% to just over $7.6 billion in 2001, were flat at $7.6 billion in 2002, and increased 2.6% to $7.8 billion in 2003. The terrorist attacks of September 11, 2001, the Iraq war and SARS outbreak have had, and may continue to have, an adverse effect on the number of visitors traveling to Las Vegas. Additional terrorist attacks could also have an adverse effect on the number of visitors traveling to Las Vegas.

           Gaming and tourism are the major attractions of Las Vegas, complemented by warm weather and the availability of many year-round recreational activities. Although Las Vegas' principal markets are the western region of the United States, most significantly Southern California and Arizona, Las Vegas also serves as a destination resort for visitors from all over the world. Significant percentages of visitors originate from Latin America and Pacific Rim countries such as Japan, Taiwan, Hong Kong and Singapore. The events of September 11, 2001, the Iraq war and the SARS outbreak have had, and may continue to have, an adverse impact on the number of international visitors coming to Las Vegas.

           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 95% from approximately 67,000 at the end of 1989 to 130,482 at the end of 2003, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 84% for each of the years from 1993 through 2003. During the calendar year 2003 3,695 new hotel rooms opened in Las Vegas.

           We believe that the growth in the Las Vegas market has been enhanced as a result of: (1) a dedicated program by the Las Vegas Convention and Visitors Authority and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (2) the increased capacity of McCarran Airport and (3) the introduction of large themed "must see" destination resorts in Las Vegas. In 1988, approximately 1.7 million delegates attended conventions in Las Vegas and generated approximately $1.3 billion of economic impact. Even though the terrorist attacks negatively impacted major city-wide conventions, the number of convention delegates had increased to 5.7 million in 2003 with an economic impact in excess of $6.5 billion.

           During the past ten years, McCarran Airport has expanded its facilities to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran Airport has increased from approximately 22.5 million in 1993 to an estimated 36.2 million in 2003. Construction has recently been completed on numerous roadway enhancements to improve access to the airport. McCarran Airport is ranked among the 12th and 7th busiest airports in the world and North America, respectively, based on passenger activity.

The Black Hawk/Central City Market

           Gaming was first introduced to the Black Hawk/Central City market in October 1991 following a state-wide referendum where Colorado voters approved limited stakes gaming for three historic mining towns, namely Black Hawk, Central City and Cripple Creek. Limited stakes gaming is defined as a maximum single bet of $5.00. Black Hawk and Central City are contiguous cities located approximately 45 miles west of Denver and about 10 miles north of Interstate Highway 70, the main east-west artery from Denver. Historically, these two gold mining communities were popular tourist towns. However, since the inception of casino gaming in October 1991, gaming establishments have displaced many of the former tourist-related businesses.

           The first casino in the Black Hawk/Central City market opened in October 1991, with 14 casinos open by the end of that year. The pace of expansion increased further in 1992 with the number of casinos in the market peaking at 42 casinos. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better capitalized operators, the number of casinos has declined to 25 as of December 31, 2003.

           The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. We believe an estimated adult population exceeding 2.7 million people reside within this 100-mile radius of the City of Black Hawk. In addition, we believe that residents within a 100-mile radius of the City of Black Hawk had an estimated average household income in excess of $55,000 per annum in 2003.

           Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 53% from 7,252 devices in 1992 to 11,112 devices in 2003. Gaming revenues in the Black Hawk/Central City market declined by 3.7% in 2003 over 2002. The City of Black Hawk itself experienced a 3.5% decline in gaming revenue in 2003.

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

Management Activities and New Venue Prospects

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

     Our diversification efforts are proceeding with our endorsement by Jefferson County, Missouri for a casino/hotel development project located approximately 22 miles south of downtown St. Louis. We filed our formal application with the Missouri Gaming Commission on October 9, 2002 and look forward to presenting our project to the State of Missouri. We expect to make our formal presentation before the Missouri Gaming Commission in the second quarter of 2004. Assuming we were to receive approval from the state regulators, construction work should start soon thereafter with a completion date in approximately two years. However, there is no guarantee we will be granted a license by the Missouri regulators. In February 2004, St. Louis County endorsed another gaming operator for a casino/hotel development project. St. Louis County is located directly to the north of Jefferson County. It is unlikely that the Missouri regulators will grant licenses to both the St. Louis County and Jefferson County projects.

           We filed an application with the New Mexico Racing Commission in March of 2002 for a "racino" in Hobbs, New Mexico. We and three other prospective licensees made presentations to the Commission in November of 2003. The Commission awarded the racino license to one of the other applicants.

           In spite of the New Mexico setback, the significant contribution of our Black Hawk property to our shareholder value reinforces our effort to diversify into new venues. We are regularly reviewing opportunities to expand and become a larger multi-jurisdictional casino company with greater capital resources to enable us to compete more effectively. The jurisdictions include California, Mississippi, Pennsylvania, Missouri, New Mexico, Iowa and Mexico. We may also choose to become involved in financially distressed casino properties where we believe we may be able to effect a turn-around (similar to that which we achieved at Riviera Las Vegas) and can obtain a significant equity stake.

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

     At December 31, 2003, the LVCVA indicated that there were 24 casinos on the Las Vegas Strip which had over 1,000 available hotel rooms. Riviera Las Vegas is ranked as the 21st largest Las Vegas Strip hotel/casino, based upon number of available hotel rooms.

           Las Vegas gaming square footage and room capacity are continuing to grow and are expected to continue to increase during the next several years. During calendar year 2003, 3,695 new hotel rooms opened, and as of December 31, 2003, there were approximately 6,500 hotel rooms under construction. Existing and future expansions, additions and enhancements to existing properties and construction of new properties by our competitors could divert additional business from our facilities. There can be no assurance that we will compete successfully in the Las Vegas market in the future.

           During 2003, available room nights in the Las Vegas market increased from 46.2 million to 46.8 million or 1.3%, while total room nights occupied increased from 38.6 million to an estimated 38.8 million, or 0.6%. The ending room inventory at December 31, 2003 was 130,482 compared to 126,787 at December 31, 2002, an increase of 3,695 rooms or 2.9%. This has had the effect of intensifying competition. At Riviera Las Vegas, room occupancy increased from 89.6% in 2002 to 92.2% in 2003 (still much higher than the Las Vegas hotel average of 89.6%). Room rates increased by $0.47, or 1%, from $59.93 in 2002 to $60.40 in 2003. Revenue per available room (Rev/Par) increased $1.96, or 3.67%, from $53.70 in 2002 to $55.66 in 2003.

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

           Our current business is highly dependent on gaming in Las Vegas. Riviera Las Vegas derives a substantial percentage of its business from tourists, including customers from Southern California and the southwestern United States. Weakness in the economy of Southern California has in the past, and could in the future, adversely affect our financial results. Possible utility rate increases in California could also adversely affect our financial results. The events of September 11, 2001, the Iraq war and SARS have had the most serious effect, and could continue to have an adverse effect on our financial results. Additional terrorist attacks could also have an adverse effect on our financial results.

Black Hawk, Colorado

           The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 2003 there were 25 gaming facilities in the Black Hawk market with 11 casinos each offering more than 400 gaming positions. Additional projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market.

           The gaming facilities near the intersection of Main and Mill Streets provide significant competition to our casino. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located across the street from our casino and has 765 slot machines, 9 gaming tables and approximately 700 valet parking spaces. The Isle of Capri Casino, the most successful casino in Colorado is located directly across the street from our casino and features approximately 1,100 slot machines, 14 table games, 1,000 parking spaces, and 237 hotel rooms. Isle of Capri recently acquired Colorado Central Station. Isle of Capri is currently renovating Colorado Central Station by adding a 1,400 space parking garage, a 165 room hotel and a restaurant on land immediately across Main Street from Colorado Central Station and diagonally across from our casino. We believe that these renovations will increase the probability that more customers will frequent the immediate area serviced by Isle of Capri, Colorado Central Station and our casino. The renovations are not expected to be complete until some time in 2005.

           The number of hotel rooms currently in the Black Hawk/Central City market is approximately 400, with only three gaming facilities providing hotel accommodations to patrons. These include Harvey's Wagon Wheel Casino Hotel with approximately 120 rooms, the Lodge at Black Hawk with approximately 50 rooms and the Isle of Capri Casino with 237 rooms. Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. However, we believe that self-parking is a more effective utilization of our available space and that providing hotel accommodations will not be a significant factor, but instead will contribute to growth in the overall market.

           Historically, the city of Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. There is currently a road under construction that will link Central City directly with Interstate 70 that will allow customers to reach Central City without driving through Black Hawk. Although this road will allow customers to directly access Central City, we believe that most customers will continue to frequent Black Hawk casinos because of the superior amenities Black Hawk casinos offer. The new road will provide additional access to the Black Hawk/Central City market, which is especially important on weekends when the current road system is over burdened. We believe the new access road is important for the continued growth of the market.

           Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver would likely have a material adverse effect on our future results of operations. We also compete with other forms of gaming in Colorado, including lottery gaming, and horse and dog racing, as well as other forms of entertainment.

           It is also possible that new forms of gaming could compete with our casino. Currently, Colorado law does not authorize video lottery terminals. However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. The player may be awarded a ticket, which can be exchanged for cash or credit play. This form of gaming could compete with slot machine gaming. The voters of the State of Colorado recently voted down a proposal which would have authorized video lottery terminals in five race tracks in Colorado. There is no guarantee that such or a similar proposal will not be approved in the future.

           Pursuant to a license agreement, Riviera Las Vegas licenses the use at the Black Hawk casino of all of the trademarks, service marks and logos used by Riviera Las Vegas. In addition, the license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

Riviera Las Vegas

           As of December 31, 2003 Riviera Las Vegas had approximately 1,330 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 735 of such employees including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians, painters and teamsters. Riviera Las Vegas' agreements with the Southern Nevada Culinary and Bartenders Union covering the majority of its unionized employees were renegotiated in 2002 and expire in 2007. The collective bargaining agreement with the Stagehands Union expires in 2007, the agreements with the Carpenters and Painters Union expire in 2005, while the agreement with the Teamsters Union expires in 2008. The Operating Engineers and Electrician agreements expire in March and July of 2004, respectively. Negotiations with the Operating Engineers are scheduled to begin in March, 2004. The Collective Bargaining Agreement with the Musicians Union expired in 1999. Riviera Las Vegas is currently in negotiations with the Musicians Union. On June 17, 2002, the Teamsters Union filed a petition with the National Labor Relations Board to represent the clerks in the marketing department. On July 26, 2002, the marketing clerks voted in favor of representation by the Teamsters Union by a vote of 5 to 1. On February 23, 2004, at the request of the affected employees, the Teamsters Union withdrew its interest in the representation of the marketing clerks. Although unions have been active in Las Vegas, Riviera Las Vegas considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Las Vegas.

Riviera Black Hawk

           Riviera Black Hawk opened on February 4, 2000 with approximately 450 employees. As of December 31, 2003, the total number of full-time equivalent employees was 309. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

           There are currently no collective bargaining agreements in Black Hawk casinos.


Regulation and Licensing

Nevada

Nevada Gaming Authority

           The ownership and operation of casino gaming facilities in Nevada are subject to: (1) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (2) various local ordinances and regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the State of Nevada Gaming Control Board (the "Nevada Board"), and the Clark County Business Department (collectively, the "Clark County Board", and together with the Nevada Commission and the Nevada Board, the "Nevada Gaming Authorities").

           The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (1) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time and in any capacity; (2) the establishment and maintenance of responsible accounting practices and procedures; (3) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (4) the prevention of cheating and fraudulent practices; and (5) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our operations.

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

           If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or Riviera Operating Corporation, we would have to sever all relationships with such person. In addition, the Nevada Commission may require us or Riviera Operating Corporation to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

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

           Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have its suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

           The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 19% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold our voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are deemed consistent with holding our voting securities for investment purposes only include: (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of our voting securities who must be found suitable is a business entity or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or Riviera Operating Corporation, we (1) pay that person any dividend or interest upon voting our securities, (2) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (3) pay remuneration in any form to that person for services rendered or otherwise, or (4) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

           The Nevada Commission may, in its discretion, require the holder of any of our debt securities to file applications, be investigated and be found suitable to own such securities, if it has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, we can be sanctioned, including the loss of our approvals, if without the prior approval of the Nevada Commission, we (1) pay to the unsuitable person any dividend, interest, or any distribution whatsoever,
(2) recognize any voting right by such unsuitable person in connection with such securities, (3) pay the unsuitable person remuneration in any form; or (4) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

           We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, (1) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering, or hypothecate its assets to secure the payment or performance of the obligations evidenced by such a security, without the prior approval of the Nevada Commission; (2) the pledge of the stock of a Corporate Licensee ("Stock Pledge"), such as Riviera Operating Corporation, is void without the prior approval of the Nevada Commission; and
(3) restrictions upon the transfer of an equity security issued by a Corporate Licensee and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission.

           Changes in control of a registered corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must meet a variety of stringent standards of the Nevada Board and Nevada Commission prior to assuming such control. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

           The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

           License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the county in which Riviera Operating Corporation's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either: (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated. A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with admission charges, the serving or selling of food, refreshments or the selling of merchandise. Nevada licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as Riviera Operating Corporation, also pay certain fees and taxes to the State of Nevada.

           Any person who is licensed, required to be licensed, registered, or required to be registered, or a person who is under common control with any of such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, have contact with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

Colorado Gaming and Liquor Regulation

Summary

           In general, Riviera Black Hawk, its principal executive officers and those of Riviera Holdings, and any Riviera Black Hawk employees who are involved in Colorado gaming operations are required to be found suitable for licensure by the Colorado Gaming Commission. Colorado also requires that owners of 5% or more of our stock be certified as suitable for licensure. Riviera Black Hawk's original retail gaming license was approved by the Colorado Gaming Commission on November 18, 1999 and has been renewed each subsequent year.

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

           The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; gaming is free from criminal and corruptive elements; (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other affirmative commission approval has any right to a license or to the granting of the approval sought. Any license issued or other commission approval granted pursuant to the provisions of the Colorado Act is a revocable privilege, and no holder acquires any vested rights therein.

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

o   0.25% on the first $2 million of these amounts;

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

           Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than ten business days after the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that: restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Gaming Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Gaming Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders' investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted, they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

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

Item 2.    Properties

           Riviera Hotel and Casino

           The Riviera Las Vegas complex is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres. The buildings comprise approximately 1.8 million square feet, including 110,000 square feet of casino space, a 160,000 square foot convention, meeting and banquet facility, 2,070 hotel rooms (including approximately 169 luxury suites) in five towers, three restaurants, a buffet, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, executive and other offices for Riviera Las Vegas are located on the property.

           There are approximately 40 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

           The Riviera Las Vegas and Riviera Black Hawk properties are encumbered by deeds of trust securing the 11% Notes and the Company's five-year senior secured credit facility.

           Riviera Black Hawk

           Riviera Black Hawk is located on 1.63 acres of land at 400 Main Street, Black Hawk, Colorado. The buildings include approximately 325,000 square feet and comprise 32,000 square feet of gaming space, parking for approximately 520 vehicles (substantially all of which are covered), a 252-seat buffet, two bars and an entertainment center with seating for approximately 400 people.

           The Riviera Las Vegas and Riviera Black Hawk properties are encumbered by deeds of trust securing the 11% Notes and the Company's five-year senior secured credit facility.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Legal Proceedings

           On April 15, 2003, a class action complaint was filed in the Clark County, Nevada District Court (Case No. A466204) in the name of Brian Placzek, on behalf of himself and all others similarly situated, against the Company and Company directors William L. Westerman, Robert R. Barengo, Jeffery A. Silver and Paul A. Harvey (the "Placzek Action"). The complaint was served on the Company on April 28, 2003. The named plaintiff was a shareholder of the Company. In the complaint, the plaintiff sought an order requiring the individual defendants to take the following actions, among others: cooperate with any individual who makes a bona fide offer to acquire the Company, take steps that are calculated to result in a buy-out or takeover of the Company at the highest price, comply with their fiduciary duties, and reimburse the plaintiff's class for damages, costs and disbursements related to the lawsuit. The complaint also sought to have all of the Company's public shareholders, excluding the defendants, certified as a class for purposes of the class action suit and sought plaintiff to be the representative of the class. On July 10, 2003, the defendants filed a motion to dismiss the Placzek Action on the grounds that the Placzek Action was filed without the authorization of the plaintiff. Prior to this motion to dismiss being heard, the plaintiff agreed to dismiss the lawsuit with prejudice and on August 28, 2003, a Stipulation and Order for Dismissal was entered dismissing the Placzek Action with prejudice.

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

           We are a party to several routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

           PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     a) The Company's common stock began trading on the American Stock Exchange ("AMEX") on May 13, 1996 and was reported on the Over-the-Counter Bulletin Board prior to that date. As of March 5, 2004, based upon information available to it from its stock transfer agent and non-objecting beneficial ownership list, the Company believes that there were approximately 425 beneficial holders of the Company's common stock.

     The Company has never paid any dividends on its common stock and does not currently expect to pay any dividends (cash or otherwise) on its common stock for the foreseeable future. The Company's ability to pay dividends is primarily dependent upon receipt of dividends and distributions from its subsidiaries which currently include the operations of Riviera Las Vegas and Riviera Black Hawk. In addition, the Note Indenture and the Company's senior secured credit facility materially restruct the Company's ability to pay dividends on its common stock.

     The Company was informed that it did not meet certain AMEX listing requirements (due to among other things, the Company's negative equity and losses) and that, consequently, AMEX intended to initiate steps that could ultimately result in the delisting of the Company's common stock. Pursuant to an AMEX request, the Company produced and provided a plan to AMEX designed to put the Company in compliance with the AMEX listing requirements by the AMEX imposed deadline of September, 2004 ("the Compliance Plan"). Although the Company's has attempted to fulfill the criteria as set forth in the Compliance Plan, it is doubtful that the Company will be able to fulfill the Compliance Plan criteria (primarily the net worth requirement). Despite the likelihood that the Company will not fulfill those criteria, recent informal discussions with AMEX staff indicate that the Company may meet the standards of AMEX policy Sec. 1003(a). According to that policy, AMEX will not normally consider suspending dealings in or delisting the securities of a company which is below the earnings or net worth standards if the Company is in compliance with the following:

(1) Total value of market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 each in its last fiscal year, or in two of its last three fiscal years; and

(2) The company has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and at least 400 round lot shareholders.

     The table below sets forth the sales prices by quarter for the years ended December 31, 2003 and 2002, based on AMEX reported prices brokers who have had transactions in the Company's common stock during the year:

             First        Second      Third        Fourth
             Quarter      Quarter     Quarter      Quarter
2003
HIGH          $4.99        $6.30       $5.65        $5.70
LOW            3.65         3.95        5.07         5.35

2002
HIGH          $5.20        $7.75       $7.09        $5.76
LOW            4.15         5.20        5.90         4.32

        On Friday March 12, 2004, (the most recent trade date of the Company's common stock), 15,400 shares were traded on AMEX, with a reported closing price of $7.04 per share.

(b)      Not Applicable
(c)      Not Applicable

Equity Compensation Plan Information

---------------------- ------------------------- -------------------- -------------------------
Plan category          Number of securities      Weighted-average     Number of securities
                       to be issued upon         exercise price of    remaining available for
                       exercise of outstanding   outstanding options, future issuance under
                       options, warrants and     warrants and rights  equity compensation plans
                       rights                                         (excluding securities
                                                                      reflected in column (a))
                       (a)                       (b)                  (c)
---------------------- ------------------------- -------------------- -------------------------
Equity compensation
plans approved by        633,000                     $6.62                   16,000
security holders
---------------------- ------------------------- -------------------- -------------------------
Equity compensation
plans not approved by       -0-                       -0-                     -0-
security holders
---------------------- ------------------------- -------------------- -------------------------
Total                    633,000                     $6.62                   16,000
---------------------- ------------------------- -------------------- -------------------------

Item 6.    Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company for the years ended December 31 (in thousands, except Net Loss Per Diluted Common Share):

 ----------------------- ---------- ---------- --------- ---------- ---------
                            2003       2002       2001      2000      1999
 ----------------------- ---------- ---------- --------- ---------- ---------
 Net Operating Revenue    $190,159   $188,292  $202,031   $201,531  $157,268
 Net Loss                 (14,453)   (24,722)   (6,407)    (4,215)   (2,869)
 Net Loss Per Diluted
    Common Share           ($4.16)    ($7.17)   ($1.79)    ($1.05)   ($0.58)
 Total Assets              221,538    235,896   267,818    283,710   288,990
 Long-Term Debt            219,625    220,124   220,439    226,043   229,052
 ----------------------- ---------- ---------- --------- ---------- ---------

The net loss for 2003 was impacted by $2.4 million or ($0.68) per share for development and project costs. The net loss for 2002 was affected by the loss on extinguishment of debt and defeasance interest totaling $13.9 million or ($4.03) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada and Riviera Black Hawk Casino in Colorado.

Our capital expenditures for Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for our customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions. In addition, we are in the process of updating our gaming monitoring computer systems, including the capability for "ticket-in/ticket-out" ("TITO") on our slot machines. At December 31, 2003 approximately 200 of our slot machines were on the temporary EZ Pay TITO System. During the first half of 2004, we will be converting those machines and approximately 200 additional slot machines to our new system. By the end of 2004 we anticipate that we will have 500 slot machines or approximately 35% of our slot machines in Las Vegas on TITO. Depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. If we accelerate the process, we would have to finance the additional slot machine purchases by using our revolving credit facility or separate financing arrangements for $5 to $10 million.

In Black Hawk, the $5 maximum bet restricts table games to a minimum and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market. The gaming authorities approved TITO systems in Colorado for Riviera on December 16, 2003 and we had 35 of our slot machines on the TITO system as of December 31, 2003. By the end of 2004 we anticipate that we will have approximately 450 slot machines or 45% of our slot machines in Black Hawk on TITO. Again, depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. If we accelerate the process, we would have to finance the additional slot machine purchases by using our revolving credit facility or separate financing arrangements for approximately $3 million.

Results of Operations

2003 Compared to 2002

           The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. Operating income from properties is presented as shown on the Consolidated Statement of Operations.

                                Year Ended December 31,    $ Change   % Change
(In Thousands)                   2003          2002       Incr/(Decr)Incr/(Decr)

Net revenues:
  Riviera Las Vegas            $ 140,963    $ 139,159      $ 1,804      1.2 %
  Riviera Black Hawk              49,196       49,133           63      0.1 %
                                 -------      -------        -----      -----
       Total Net revenues      $ 190,159    $ 188,292      $ 1,867      1.0 %
                                 =======      =======        =====      =====
Operating income:
  Riviera Las Vegas             $ 12,373     $ 12,265        $ 108      0.9 %
  Riviera Black Hawk               7,377        7,350           27      0.4 %
  Development and Project Costs   (2,365)                   (2,365)
  Corporate Expenses              (4,485)      (3,762)        (723)   (19.2)%
                                  -------     --------       ------   ------
       Total Operating income   $ 12,900     $ 15,853     $ (2,953)   (18.6)%
                                  =======     ========       ======   ======


Riviera Las Vegas

Revenues

     Riviera Las Vegas net revenues increased by approximately $1.8 million, or 1.3%, from $139.2 million in 2002 to $141.0 million in 2003 primarily due to increased hotel occupancy and increased average daily rate. Room revenues increased $2.0 million, as the average room rate increased $0.47 or 0.8% from $59.93 to $60.40 and hotel occupancy increased from 89.6% to 92.2%. Revenue per available room (Rev Par) increased $1.96 form $53.70 to $55.66 or 3.6%. The increase is due to a 3.4% increase in Convention room revenue, which made up 41% of total room revenue and 30% of occupied rooms. A report by the Las Vegas Convention and Visitors Authority indicates that visitor volume for 2003 was up 1.3% from 2002 levels. Casino revenues decreased approximately $658,000 or 1.1%, from $59.6 million during 2002 to $59.0 million during 2003. Slot revenues were up 1.3%, while table games revenues were down 7.9%. The hold percentage was comparable for slot machines in 2003 and 2002. Table games hold percentage was down 1.2% from 2002 to 2003. Entertainment revenues increased by approximately $827,000, or 4.7%, from $17.6 million during 2002 to $18.4 million during 2003 as attendance increased 3.8%, which was partially offset by a 1.7% decrease in ticket price.

Operating Income

         Operating income increased $108,000 or 0.9% from $12.3 million in 2002 to $12.4 million in 2003 due to the increased revenues, which were offset by increased general and administrative expenses due to a change in the structure of the CEO's compensation and additional professional fees associated with corporate governance.

Riviera Black Hawk

Revenues

         Riviera Black Hawk recorded similar net revenues in 2003 as it had in 2002, from $49.1 million in 2002 to $49.2 million in 2003 as the operation held on to market share in the face of increased competition. Casino revenues, primarily from slot machines, increased slightly by approximately $272,000, or 0.6%, from $46.5 million in 2002 to $46.7 million in 2003. Average slot machine win per unit increased from $142 per day in 2002 to $149 in 2003. Food and beverage revenues decreased by approximately $1.0 million, or 15.1%, from $6.6 million in 2002 to $5.6 million in the 2003.

Operating Income

Operating income remained the same at $7.4 million in 2002 and 2003. General and administrative costs increased $836,000. General and administrative costs were 22.7% of revenues in the current year compared with 22.1% in 2002 due to $419,000 in costs relating to our portion of the campaign to defeat Amendment 33, which would have authorized slot machines at racetracks in the state of Colorado.


Consolidated Operations

Other Income (Expense)

     Interest expense for 2003 was $27.4 million, of which $25.3 million related to interest and amortized loan fees on the $215 million 11% Senior Secured Notes. On June 26, 2002, the Company issued 11% Senior Secured Notes with a principal amount of $215 million, substantially all of which were later exchanged for the Company's Senior Secured Notes that were registered under the Securities Act of 1933, as amended, and had substantially the same terms (collectively, the "Notes"). Interest expense on the Notes of $12.2 million plus related amortization of loan fees totaled approximately $13.0 million. In addition, the interest expense on the retired 10% First Mortgage Notes, the retired Black Hawk 13% First Mortgage Notes, and equipment and other financing costs totaled approximately $13.8 million in 2002 for a combined total of interest expense of $26.8 million. Fiscal 2002 results were affected by the loss on extinguishment of debt totaling $11.2 million or $3.25 per share. The costs included the call premium on the Company's refinanced 10% First Mortgage Notes and Riviera Black Hawk's refinanced 13% First Mortgage Notes, the write off of unamortized deferred loan costs associated with the refinanced bonds and the balance of the original issue discount on the 10% First Mortgage Notes. Furthermore, the results were affected by approximately $2.7 million or $0.78 per share of additional interest expense, net incurred as a result of the defeasance/retirement of the debt.

Net Loss

     The consolidated net loss decreased approximately $10.2 million from $24.7 million in 2002 to $14.5 million in 2003 mainly due to the cost of extinguishment of debt of $11.2 million and defeasance interest of $2.7 million in 2002 as explained above. Results for 2003 were impacted by development and projects costs totaling $2.4 million. We filed an application with the New Mexico Racing Commission in March of 2002 for a racino in Hobbs, New Mexico. We and three other prospective licensees made presentations to the Commission in November of 2003. The Commission awarded the racino license to one of the other applicants and we wrote off $1.3 million of costs associated with the project. . In spite of the New Mexico setback, the significant contribution of our Black Hawk property to our shareholder value reinforces our effort to diversify into new venues. We are regularly reviewing opportunities to expand and become a larger multi-jurisdictional casino company with greater capital resources to enable us to compete more effectively. Our diversification efforts are proceeding with our endorsement by Jefferson County, Missouri for a casino/hotel development project located approximately 22 miles south of downtown St. Louis. We filed our formal application with the Missouri Gaming Commission on October 9, 2002 and look forward to presenting our project to the State of Missouri. We expect to make our formal presentation before the Missouri Gaming Commission sometime in 2004. Assuming we were to receive approval from the state regulators, construction work should start soon thereafter with a completion date in approximately two years. However, there is no guarantee we will be granted a license by the Missouri regulators. In February 2004, St. Louis County endorsed another gaming operator for a casino/hotel development project. St. Louis County is located directly to the north of Jefferson County. It is unlikely that the Missouri regulators will grant licenses to both the St. Louis County and Jefferson County projects. During 2003 we wrote of development and project costs associated with the Missouri project totaling $1.1 million.

Results of Operations

2002 Compared to 2001

           The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of promotional allowances. Operating income from properties is presented as shown on the Consolidated Statement of Operations.

                               Year Ended December 31,   $ Change    % Change
(In Thousands)                     2002        2001     Incr/(Decr)  Incr/(Decr)

Net revenues:
  Riviera Las Vegas              $ 139,159  $ 152,985  $ (13,826)    (9.0)%
  Riviera Black Hawk                49,133     49,046         87      0.2 %
                                   -------    -------     ------     ------
           Total Net revenues    $ 188,292  $ 202,031  $ (13,739)    (6.8)%
                                  ========    =======     ======     ======
Operating income (loss):
  Riviera Las Vegas               $ 12,265   $ 13,512   $ (1,247)    (9.2)%
  Riviera Black Hawk                 7,350      7,622       (272)    (3.6)%
  Corporate Expenses                (3,762)    (4,163)       401     (9.6)%
                                   --------   --------    -------    ------
           Total Operating income $ 15,853   $ 16,971   $ (1,118)    (6.6)%
                                   =======    ========    =======    ======

Riviera Las Vegas

Revenues

         Riviera Las Vegas net revenues decreased by approximately $13.8 million, or 9.0%, from $153.0 million in 2001 to $139.2 million in 2002 primarily due to the effects of the recession and the September 11 terrorist attacks. Casino revenues decreased approximately $7.7 million or 11.5%, from $67.4 million during 2001 to $59.6 million during 2002. Slot revenues were down 11.9%, while table games revenues were down 8.5%. The hold percentages were comparable for both table games and slot machines in 2002 and 2001. Room revenues decreased $1.9 million, as the average room rate decreased $2.53 or 4.1% from $62.46 to $59.93 and hotel occupancy decreased from 91.6% to 89.6%. The Las Vegas market continues to recover from the impacts of September 11th, 2001, however the recovery has been slowed by the soft national economy and declining consumer confidence in anticipation of a military action in Iraq. A Las Vegas Convention and Visitors Authority report indicates that visitor volumes for the first eleven months of 2002 were equal to 2001 levels. Although occupancy is recovering on the weekends, the midweek occupancy rates vary significantly from day to day primarily due to competitive pressures. Entertainment revenues decreased by approximately $2.8 million, or 13.9%, from $20.4 million during 2001 to $17.6 million during 2002 as attendance decreased 24.5%, which was partially offset by a 2.4% increase in ticket price. Room sales to vacationers were down approximately 5.7% in 2002, which is an important producer of show ticket sales and slot revenues. Other revenues decreased by approximately $1.0 million, or 12.6%, from $8.5 million during 2001 to $7.5 million during 2002 due primarily to lower telephone revenues.

Operating Income

         Operating income decreased $1.2 million or 9.2% from $13.5 million in 2001 to $12.3 million in 2002 due to the decreased revenues, which were partially offset by lower entertainment contract expenses, which are tied to revenues, reduced casino expense due to lower volumes and reduced executive incentives and Employee Stock Ownership Plan expense.

Riviera Black Hawk

Revenues

         Riviera Black Hawk recorded similar net revenues in 2002 as it had in 2001, from $49.0 million in 2001 to $49.1 million in 2002 as the operation held on to market share in the face of increased competition which had increased the number of gaming machines by 7.8%. Casino revenues, primarily from slot machines, decreased slightly by approximately $174,000, or 0.4%, from $46.7 million in 2001 to $46.5 million in 2002. Average slot machine win per unit decreased from $148 per day in 2001 to $142 in 2002. Food and beverage revenues increased by approximately $1.0 million, or 18.1%, from $5.6 million in 2000 to $6.6 million in 2001.

Operating Income

         Operating income decreased $272,000 or 3.6% from $7.6 million in 2001 to $7.4 million in 2002 due to the increased competition and a slower economy in the Denver area. General and administrative costs decreased $1.2 million. General and administrative costs were 21.1% of revenues in 2002 compared with 23.5% in 2001 due to decreased health insurance costs. Depreciation increased $874,000 or 23.3% in 2002 compared with 2001 due to a change to accelerated depreciation on slot machines.

Consolidated Operations

Other Income (Expense)

     On June 26, 2002, the Company issued the original Notes with a principal amount of $215 million, substantially all of which were later exchanged for the Company's Senior Secured Notes that were registered under the Securities Act of 1933, as amended, and had substantially the same terms (collectively, the "Notes"). Interest expense on the Notes of $12.2 million plus related amortization of loan fees totaled approximately $13.0 million. In addition, the interest expense on the retired 10% First Mortgage Notes, the retired Black Hawk 13% First Mortgage Notes and equipment and other financing costs totaled approximately $13.8 million in 2002 for a combined total of interest expense of $26.8 million. This compares with $26.9 million in interest expense in 2001. Fiscal 2002 results were affected by the loss on extinguishment of debt totaling $11.2 million or $3.25 per share. The costs included the call premium on the Company's refinanced 10% First Mortgage Notes and Riviera Black Hawk's refinanced 13% First Mortgage Notes, the write off of unamortized deferred loan costs associated with the refinanced bonds and the balance of the original issue discount on the 10% First Mortgage Notes. Furthermore, the results were affected by approximately $2.7 million or $0.78 per share of additional interest expense, net incurred as a result of the defeasance/retirement of the debt.

Net Loss

         The consolidated net loss increased approximately $18.3 million from $6.4 million in 2001 to $24.7 million in 2002 mainly due to the cost of extinguishment of debt of $11.2 million and defeasance interest of $2.7 million explained above, and a tax benefit recorded by the Company of $2.2 million in 2001, with no tax benefits recorded in 2002.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $19.3 million at December 31, 2003, which was a decrease of $876,000 from 2002. Cash balances include amounts that may be required to fund the Chairman's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the financial statements, Other Long-Term Liabilities.) Although there is no current intention to require this funding, under certain circumstances, approximately $6.2 million could be disbursed in a short period.

         For 2003, the Company's net cash provided by operating activities was $6.2 million compared to $3.1 million in 2002 due primarily to the payment of interest to defease the old notes in 2002. Cash flows used in investing activities were $8.3 million in 2003 compared to $5.7 million in 2002 due to the increase in capital expenditures. Net cash provided by financing was $1.2 million in 2003 compared to cash used in financing activities of $23.7 million in 2002. Management believes that cash flow from operations, combined with the $19.3 million cash and the $28 million remaining on our senior secured credit facility discussed below, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures of $8.9 million for the next twelve months.

     On June 26, 2002, the Company secured new debt in the principal amount of $215 million in the form of the Notes with a maturity date of June 15, 2010. Interest on the Notes is at the annual rate of 11% paid semiannually on each June 15 and December 15, beginning December 15, 2002. The net proceeds of the Notes, along with cash on hand, were used to defease Riviera Las Vegas' 10% First Mortgage Notes due 2004 and to defease Riviera Black Hawk's 13% First Mortgage Notes with contingent interest due 2005. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the Notes at maturity. Accordingly, the ability of the Company and its subsidiaries to repay the Notes at maturity will be dependent upon thier ability to refinance the Notes. There can be no assurance that the Company and its subsidiaries will be able to refinance the principal amount of the Notes at maturity. On or after June 15, 2006, the Company may redeem the Notes from time to time at a premium beginning at 105.5% and declining each subsequent year to par in 2009.

     The indenture governing the Notes (the "Note Indenture") provides that, in certain circumstances, the Company and its subsidiaries must offer to repurchase the Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiaries would be unable to pay the principal amount of the Notes without a refinancing.

         The Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (2) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(3) enter into certain transactions with affiliates; (4) create certain liens; sell certain assets; and (5) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At December 31, 2003, the Company believes that it is in compliance with the covenants.

     On July 26, 2002, the Company entered into a $30 million, five-year senior secured credit facility. The credit facility is secured by substantially the same collateral that secures the Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, the Company can obtain extensions of credit in the forms of cash and letters of credit. The Company is required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco at its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars plus 3.00%. However, the minimum interest rate we will be charged on outstanding cash advances is 4.50%. At December 31, 2002, there was $2 million outstanding under the secured credit facility.

Contractual Obligations

           The following table summarizes our contractual obligations and commitments as of December 31, 2003:

Principal (Notational Amount by Expected Maturity)

(Amounts in Thousands)                                                                Fair Value
                              2004   2005    2006   2007   2008  Thereafter   Total   At 12/31/03

Long Term Debt
Including Current Portion
Equipment loans and
 capital leases-Las Vegas    $1,377   $740    $645   $685   $109               $3,556   $3,556


11% First Mortgage Note                                            $215,000  $215,000 $219,300
Less unamortized discount                                           (2,613)   (2,613)  (2,613)

Capital leases
 Black Hawk, Colorado        $2,263   $658                                     $2,921   $2,921

Special Improvement
 District Bonds-Black Hawk,
   Colorado casino project     $110   $116    $124   $129   $137       $145      $761     $761
                               ----   ----    ----   ----   ----       ----      ----     ----

Total of all Long-Term Debt
Including Current Portion    $3,750 $1,514    $769   $814   $246   $212,532 $ 219,625 $223,925
                             ====== ======    ====   ====   ====   ======== ========= ========

Other Long - Term Liabilities
 including Current Portion
CEO pension plan obligation  $1,000 $1,000  $1,000  $1,000 $1,000     $1,171    $6,171  $6,171
Credit Facility               2,000                                                      2,000
Expected Interest Payments   26,924 26,699  26,499  26,926 25,824               37,017 169,889

Critical Accounting Policies

           The preparation of the Company's consolidated financial statements requires the Company's management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. Management periodically evaluates its policies, estimates and assumptions related to, these policies. The Company operates in a highly regulated industry. For both our Las Vegas, Nevada and Black Hawk, Colorado operations we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include customer loyalty liabilities, self-insured medical and workers compensation costs and litigation costs. We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. However, actual future results will likely differ from these estimates.

         The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company's consolidated financial statements:

Long-lived Assets

         The Company has a significant investment in long-lived property and equipment. The Company estimates that the non-discounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these non-discounted future cash flows could necessitate an impairment charge that would adversely affect operating results. The Company estimates useful lives for its assets based on historical experience, estimates of assets' commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. The Company reviews useful lives, obsolescence, and assesses commercial viability of these assets periodically.

Deferred Tax Assets

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

Litigation Reserves

     The Company assesses its exposures to loss contingencies including legal matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management's estimate, operating results could be impacted.

Self-insurance Reserves

     The  Company is  self-insured  for  various  levels of  general  liability, workers' compensation, and non-union employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, the Company considers its historical claims experience and make judgments about the expected levels of costs per claim. Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

Loyalty Club Program

     We offer to our guests the opportunity to earn points redeemable for cash and complimentary rooms and food and beverage based on their level of gaming and non-gaming activities while at our properties. An accrual is recorded as points are earned based upon expected redemption rates and, in the case of complimentaries, the estimated cost of the complimentary to be provided.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

        In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses financial accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, Accounting for Contingencies. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

     In December 2003, the FASB issued Interpretaion No. 46 ("FIN 46"), Consolidation of Variable Interest Entities (revised December 2003)," clarifying FIN 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of Fin 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for the periods ending after December 15, 2003, and for other types of varible interest entities for periods ending after March 15, 2004. FIN 46R addresses the consolidation be business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involment with, an existing variable interest entity. The adoption of FIN 46R for provisions effective during 2003 did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial position or results of operations.

           In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 for the third quarter beginning on July 1, 2003 and it had no effect on its financial position or results of operations.

Forward-Looking Statements

         Throughout this report we make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "will," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable at the present time, we may not achieve or we may modify such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future.

         Specific factors that might cause actual results to differ from our expectations, might cause us to modify our plans or objectives, might affect our ability to pay timely amounts due under our debt instruments include, but are not limited to:

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

          * our failure to obtain, delays in obtaining, or the loss of, any licenses, permits or approvals, including gaming and liquor licenses, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any such licenses, permits or approvals on a timely basis;

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

           * changes in our business strategy, capital improvements or development plans;

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


Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 30 days or less. Such investments are generally not affected by changes in interest rates.

As of December 31, 2003, we had $219.6 million in borrowings. The borrowings include $215 million in notes maturing in 2010 and capital leases maturing at various dates through 2005. Interest under the $215 million notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $761,000 in a special improvement district bond offering ("SID Bonds") with the City of Black Hawk. The Company's share of the debt on the SID Bonds of $1.2 million is payable over 10 years beginning in 2000. The SID Bondsbear interest at 5.5%.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in Thousands)                                                                Fair Value
                              2004   2005    2006   2007   2008  Thereafter   Total   At 12/31/03

Long Term Debt
Including Current Portion
Equipment loans and
 capital leases-Las Vegas    $1,377   $740    $645   $685   $109               $3,556   $3,556


11% First Mortgage Note                                            $215,000  $215,000 $219,300
Less unamortized discount                                           (2,613)   (2,613)  (2,613)

Capital leases
 Black Hawk, Colorado        $2,263   $658                                     $2,921   $2,921

Special Improvement
 District Bonds-Black Hawk,
   Colorado casino project     $110   $116    $124   $129   $137       $145      $761     $761
                               ----   ----    ----   ----   ----       ----      ----     ----

Total of all Long-Term Debt
Including Current Portion    $3,750 $1,514    $769   $814   $246   $212,532 $ 219,625 $223,925
                             ====== ======    ====   ====   ====   ======== ========= ========

Other Long - Term Liabilities
 including Current Portion
CEO pension plan obligation  $1,000 $1,000  $1,000  $1,000 $1,000     $1,171    $6,171  $6,171
Credit Facility               2,000                                              2,000   2,000
Average Interest Rate         4.75%
Expected Interest Payments   26,924 26,699  26,499  26,926 25,824               37,017 169,889


Item 8.    Financial Statements and Supplementary Data

           See Financial Statements included in Item 15(a).

Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

           None.

Item 9A.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in, the rules and form of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Subsequent to that evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses noted; therefore, no corrective actions were taken.

         PART III

Item 10.   Directors and Executive Officers of the Registrant

           Information regarding this item is incorporated herein by reference to the Company's Proxy Statement to be filed on or about April 28, 2004, relating to the Annual Meeting of Stockholders to be held on June 9, 2004 and is made a part hereof.

Item 11.   Executive Compensation

           Information regarding this item is incorporated herein by reference to the Company's Proxy Statement to be filed on or about April 29, 2004, relating to the Annual Meeting of Stockholders to be held on June 9, 2004 and is made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           Information regarding this item is incorporated herein by reference to the Company's Proxy Statement to be filed on or about April 29, 2004, relating to the Annual Meeting of Stockholders to be held on June 9, 2004 and is made a part hereof.

Item 13.   Certain Relationships and Related Transactions

           Information regarding this item is incorporated herein by reference to the Company's Proxy Statement to be filed on or about April 29, 2004, relating to the Annual Meeting of Stockholders to be held on June 9, 2004 and is made a part hereof.

Item 14.   Principal Accounting Fees and Services

           Information regarding this item is incorporated herein by reference to the Company's Proxy Statement to be filed on or about April 29, 2004, relating to the Annual Meeting of Stockholders to be held on June 9, 2004 and is made a part hereof.

         PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)(1)   List of Financial Statements

           The following Independent Auditors' Report and the consolidated Financial Statements of the Company are incorporated by reference into this Item 15 by Item 8 hereof:

-  Independent Auditors' Report.
-  Consolidated Balance Sheets as of December 31, 2003 and 2002.
-  Consolidated Statements of Operations for the Years Ended December 31,
      2003, 2002 and 2001.
- Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2003, 2002, and 2001.
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.
-  Notes to Consolidated Financial Statements.

           (a)(2)   List of Financial Statement Schedules

           No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

           (a)(3)   List of Exhibits

           Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index herein, which information is incorporated by reference, and such exhibits are filed herewith.

(b) Reports on Form 8-K

During the fourth quarter of 2003, the Company filed the following reports on Form 8-K:

1. October 21, 2003 (filed October 22, 2003) - Reporting under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). Iten 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition). Summary financial information (unaudited) as of, and for the interim period ending on, September 30, 2002 was included in the Form 8-K.
2. November 19, 2003 (filed November 21, 2003) - Reporting under Item 5 (Other Events)and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits.
       (c) The exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Form 10-K

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

                                   March 15, 2004


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                       Date


/s/ WILLIAM L. WESTERMAN     Chairman of the Board, Chief        March 15, 2004
------------------------     Executive Officer and President
William L. Westerman

/s/ DUANE R. KROHN           Treasurer (Principal Financial      March 15, 2004
------------------------     and Accounting Officer)
Duane R. Krohn

/s/ ROBERT R. BARENGO        Director                            March 15, 2004
------------------------
Robert R. Barengo

/s/ JEFFREY A. SILVER        Director                            March 15, 2004
------------------------
Jeffrey A. Silver

/s/ PAUL A. HARVEY           Director                            March 15, 2004
------------------------
Paul A. Harvey

/s/ VINCENT L. DIVITO        Director                            March 15, 2004
------------------------
Vincent L. DiVito

                                  EXHIBIT INDEX

Exhibit            Description
Number

3.1* Articles of Incorporation of the Company (see Exhibit 3 to Quarterly Report on Form 10-Q filed with the Commission on November 10, 2003, Commission File No. 0-21430)

3.2* Bylaws of the Company (see Exhibit 3.2 to Registration Statement on Form S-4 filed with the Commission on September 10, 1997, Commission File No. 0-21430)

3.3*       Articles of Incorporation of Riviera Operating Corporation (see
           Exhibit 3.3 to Registration Statement on Form S-4 filed with the Commission on September 10, 1997, Commission File No. 0-21430)

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

3.9* Articles of Amendment to the Articles of Incorporation of Riviera Black Hawk, Inc. (see Exhibit 3.01 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. with the Commission on August 31, 1999, Commission File No. 333-81613)

3.10*      Articles of  Incorporation of Riviera Black Hawk, Inc. (see Exhibit
           3.02 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. with the Commission on August 31, 1999, Commission File No. 333-81613)

3.11* Bylaws of Riviera Black Hawk, Inc. (see Exhibit 3.03 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. with the Commission on August 31, 1999, Commission File No. 333-81613)

4.1* Indenture dated as of June 26, 2002 among the Company, the Guarantors party thereto and The Bank of New York, as trustee (see Exhibit 4.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907).

4.2*       Form of the Company's 11% Senior Secured Notes due 2010 (included in
           Exhibit 4.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.1* Registration Rights Agreement dated as of June 26, 2002 by and among the Company, the Guarantors party thereto, and Jefferies & Company, Inc. (see Exhibit 10.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.2* Purchase Agreement dated June 19, 2002 among the Company, the Guarantors party thereto, and Jefferies & Company, Inc. (see Exhibit
           10.2 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.3* Amended and Restated Lease Agreement between Riviera Operating Corporation and Mardi Gras Food Court, Inc. dated March 15, 1998 (see
           Exhibit 10.3 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.4* Lease Agreement between Riviera, Inc. and Leroy's Horse and Sports Place (see Exhibit 10.3 to Form 10, Commission File No. 0-21430)

10.5* Indemnity Agreement, dated June 30, 1993, from Riviera, Inc. and Meshulam Riklis in favor of the Company and Riviera Operating Corporation (see Exhibit 10.7 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.6* Equity Registration Rights Agreement dated June 30, 1993, among the Company and the Holders of Registerable Shares (see Exhibit 10.9 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.7* Operating Agreement dated June 30, 1993, between the Company and Riviera Operating Corporation (see Exhibit 10.15 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.8*(A) Adoption Agreement regarding Profit Sharing and 401(k) Plans of the Company (see Exhibit 10.16 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993,
           Commission File No.
           33-67206)

10.9*(A) Merrill Lynch Special Prototype Defined Contribution Plan Adoption Agreement dated June 29, 1993, as amended through November 15, 1996 (see Exhibit 10.9 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.10*(A)  Form of Termination Agreement with the Company dated June 11,
           2002 (see Exhibit 10.10 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.11* Tax Sharing Agreement between the Company and Riviera Operating Corporation dated June 30, 1993 (see Exhibit 10.24 to Amendment No.1 to Registration Statement on Form S-1 filed with the Commission on August 19, 1993, Commission File No. 33-67206)

10.12* Tax Sharing Agreement between the Company and Riviera Black Hawk,Inc. dated March 31, 1999 (see Exhibit 10.12 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.13*(A)  1993 Employee Stock Option Plan (see Exhibit 10.25 to Amendment No.
           1 to Registration Statement on Form S-1 filed with the Commission on August 19, 1993, Commission File No. 33-67206)

10.14*(A)  1996 Non-Qualified Stock Option Plan (see
           Exhibit 10.14 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No.
           333-97907)

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

10.24* Assignment of Rents, Leases and Leasehold Interests dated as of June 26, 2002 by Riviera Black Hawk, Inc. for the benefit of The Bank of New York (see Exhibit 10.24 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.25* Stock Pledge and Security Agreement dated June 26, 2002, executed by the Company (see Exhibit 10.25 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No.
           333-97907)

10.26* Stock Pledge and Security Agreement dated June 26, 2002, executed by Riviera Operating Corporation (see Exhibit 10.26 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.27* Stock Pledge and Security Agreement dated June 26, 2002, executed by Riviera Gaming Management, Inc. (see Exhibit 10.27 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.28* Environmental Indemnity dated as of June 26, 2002 by and among the Company and Riviera Black Hawk, Inc., as indemnitors, and The Bank of New York, as trustee.(see Exhibit 10.28 to
           Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

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

10.33* Intellectual Property Security Agreement dated as of July 26, 2002 by and between the Company and the other Debtors parties thereto, and Foothill Capital Corporation (see Exhibit 10.33 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.34* Deed of Trust, Assignment of Rents, Leases, Fixture Filing and Security Agreement dated July 26, 2002, executed by the Company for the benefit of Foothill Capital Corporation (see
           Exhibit 10.34 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No.
           333-97907)

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

10.39* Stock Pledge and Security Agreement dated July 26, 2002, executed by Riviera Operating Corporation (see Exhibit 10.39 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.40* Stock Pledge and Security Agreement dated July 26, 2002, executed by Riviera Gaming Management, Inc. (see Exhibit 10.40 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.41* Deed of Trust to Public Trustee, Security Agreement, Fixture Filing and Assignment of Rents, Leases and Leasehold Interests dated July 26, 2002, executed by Riviera Black Hawk, Inc. for the benefit of Foothill Capital Corporation (see Exhibit 10.41 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.42* Environmental Indemnity dated July 26, 2002 from the Company and Riviera Black Hawk, Inc. in favor of Foothill Capital Corporation (see Exhibit 10.42 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002,
           Commission File No. 333-97907)

10.43*(A)  Stock Compensation Plan (see Exhibit 10.43 to
           Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.44*(A)  Second Amendment to Employment Agreement between the Company and
           Robert Vannucci effective July 1, 2002 (see Exhibit 10.44 to Form 10-K filed with the Commission of March 17, 2003), Commission File No. 0-21430

10.45*(A)  Third Amendment to Employment Agreement between the Company and
           Robert Vannucci effective March 3, 2003 (see Exhibit 10.45 to Form 10-K filed filed with the Commission March 17, 2003), Commission File No. 0-21430

10.46(A) Second Amendment to Employment Agreement between the Company and William L. Westerman effective July 15, 2003.

21.1* Subsidiaries of the Company. (see Exhibit 21.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

31.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b)and 18 U.S.C. 1350.

32.2 Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14 (b)and 18 U.S.C. 1350.


* These are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to it as it appeared in a specified document previously filed with the Commission, to which there have been no amendments or changes.

(A) Management contract or compensatory plan or arrangement

       Riviera Holdings Corporation

       Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001 and Independent Auditors' Report and Supplemental Consolidating Schedules as of and for the Year Ended December 31, 2003


RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                      Page

INDEPENDENT AUDITORS' REPORT                                        F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2003 and 2002                  F-2

   Statements of Operations for the Years Ended December 31,
     2003, 2002 and 2001                                            F-3

   Statements of Stockholders' Deficiency for the Years Ended
     December 31, 2003, 2002 and 2001                               F-4

   Statements of Cash Flows for the Years Ended December 31,
     2003, 2002 and 2001                                         F-5 F-6

   Notes to Consolidated Financial Statements                    F-7 F-27

   Unaudited Quarterly Financial Data                              F-28


INDEPENDENT AUDITORS' REPORT


Riviera Holdings Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
Las Vegas, Nevada
March 12, 2004

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(In Thousands, Except Share Amounts)
-----------------------------------------------------------------------------


ASSETS                                                     2003         2002

CURRENT ASSETS:
  Cash and cash equivalents                             $ 19,344     $ 20,220
  Accounts receivable net                                  2,990        4,010
  Inventories                                              2,026        1,824
  Prepaid expenses and other assets                        3,001        3,968
                                                          ------       ------
           Total current assets                           27,361       30,022

PROPERTY AND EQUIPMENT- Net                               180,293      188,233

OTHER ASSETS- Net                                          11,438       14,677

DEFERRED INCOME TAXES- Net                                  2,446        2,964
                                                         -------     --------
TOTAL                                                  $ 221,538    $ 235,896
                                                        ========   ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term debt                     $ 3,750       $ 3,430
  Accounts payable                                        8,072         8,338
  Line of Credit                                          2,000
  Accrued interest                                        1,096         1,065
  Accrued expenses                                       14,870        15,576
                                                         ------        ------
           Total current liabilities                     29,788        28,409
                                                         ------        ------
OTHER LONG-TERM LIABILITIES                               5,912         6,465
                                                         ------        ------
LONG-TERM DEBT Net of current portion                   215,875       216,694
                                                        -------       -------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIENCY:
  Common stock, $.001 par value 20,000,000 shares
    authorized; 5,166,208 and 5,135,773 shares
    issued at December 31, 2003 and 2002, respectively        5             5
  Additional paid-in capital                             13,733        13,638
  Treasury stock, 1,687,957 and 1,686,254 shares at
    December 31, 2003 and 2002, respectively            (11,320)     (11,313)
  Accumulated deficit                                   (32,455)     (18,002)
                                                      ----------     --------
           Total stockholders' deficiency               (30,037)     (15,672)
                                                      ----------     --------
TOTAL                                                 $ 221,538     $ 235,896
                                                       =========    =========

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------


                                                 2003       2002       2001

REVENUES:
  Casino                                      $ 105,736  $ 106,122  $ 114,039
  Rooms                                          44,312     42,343     44,255
  Food and beverage                              32,584     32,367     31,256
  Entertainment                                  18,641     17,918     20,692
  Other                                           7,872      7,945      9,119
                                                -------    -------     ------
          Total revenues                        209,145    206,695    219,361
  Less promotional allowances                    18,986     18,403     17,330
                                                -------    -------     ------
          Net revenues                          190,159    188,292    202,031
                                               --------   --------    -------
COSTS AND EXPENSES:
  Direct costs and expenses of operating
   departments:
    Casino                                       56,273     58,061     62,845
    Rooms                                        24,704     23,127     23,339
    Food and beverage                            22,220     21,207     21,426
    Entertainment                                12,160     12,324     14,900
    Other                                         2,761      2,771      3,068
  Other operating expenses:
    General and administrative                   40,565     37,213     42,239
    Development and project costs                 2,365
    Depreciation and amortization                16,211     17,736     17,243
                                                -------    -------    -------
         Total costs and expenses               177,259    172,439    185,060
                                                -------    -------    -------
INCOME FROM OPERATIONS                           12,900     15,853     16,971

OTHER (EXPENSE) INCOME:
  Interest expense                              (27,380)   (26,842)  (26,864)
  Interest expense net bonds held for
    retirement                                              (2,692)
  Loss on extinguishment of debt                           (11,211)
  Interest income                                    27        200      1,274
  Other-net                                                    (30)      (28)
                                                 -------    -------   -------
          Total other expense                   (27,353)   (40,575)  (25,618)
                                                 -------    -------   -------
LOSS BEFORE BENEFIT FOR INCOME TAXES            (14,453)   (24,722)   (8,647)

BENEFIT FOR INCOME TAXES                                              (2,240)
                                                 -------    -------   -------
NET LOSS                                      $ (14,453) $ (24,722) $ (6,407)
                                                 =======   ========   =======
EARNINGS PER SHARE DATA Loss per share,
   basic and diluted                           $ (4.16)   $ (7.17)   $ (1.79)
                                                 =======    =======   =======
  Weighted-average common and common
   equivalent shares                              3,474      3,450      3,573
                                                 =======    =======   =======

See notes to consolidated financial statements.

                                                F-3

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars In Thousands, Except Share Amounts)
---------------------------------------------------------------------------------------------------------------


                                                          Additional  Retained
                                        Common Stock       Paid-In    Earnings     Treasury Stock
                                      -------------------  Capital  (Accumulated ---------------------
                                      Shares      Amount               Deficit)  Shares      Amount    Total

BALANCE January 1, 2001               5,106,776   $ 5   $ 13,446    $ 13,127 $(1,431,648)   $(9,633)  $ 16,945

  Purchase of treasury stock general                                            (158,437)      (993)     (993)

  Purchase of treasury stock deferred
    compensation trust                                                          (118,091)      (786)     (786)

  Issuance of restricted stock                                39                   34,032        166       205

  Net loss                                                            (6,407)                          (6,407)
                                       ---------   ---    ------      -------  ----------   --------   -------
BALANCE December 31, 2001              5,106,776    5     13,485       6,720  (1,674,144)   (11,246)     8,964

  Purchase of treasury stock deferred
    compensation trust                                                           (12,110)       (67)      (67)

  Issuance of restricted stock            28,997     -       153                                           153

  Net loss                                                           (24,722)                         (24,722)
                                       ---------   ---    ------      -------  ----------   --------   -------
BALANCE December 31, 2002              5,135,773     5    13,638     (18,002) (1,686,254)   (11,313)  (15,672)

  Stock issued under executive option
    plan                                  25,000     -        70                                            70

  Purchase of treasury stock deferred
   compensation trust                                                              (1,703)       (7)        (7)

  Issuance of restricted stock             5,435     -        25                                            25

  Net loss                                                           (14,453)                         (14,453)
                                       ----------  ---    ------      -------  ----------   --------   -------
BALANCE December 31, 2003              5,166,208    $5   $13,733    $(32,455) $(1,687,957) $(11,320) $(30,037)
                                       ==========  ===   =======     ========  ==========  =========  ========

See notes to consolidated financial statements.

                                                F-4

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In Thousands)
-------------------------------------------------------------------------------


                                                   2003       2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $(14,453)   $(24,722)  $ (6,407)
 Adjustments to reconcile net loss to net
    cash provided by operating activities:
  Depreciation and amortization                   16,211      17,736     17,243
  Write off of project and development costs      1,667
  Provision for bad debts                            434         518        225
  Provision for gaming discounts                       7                    (70)
  Interest expense                                27,380      26,842     26,864
  Interest paid                                  (24,629)    (31,075)   (23,490)
  Interest expense, net, bonds held for
     retirement                                                2,692
  Loss on extinguishment of debt                              11,211
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable net    579        (999)     1,865
   Decrease (increase) in inventories               (202)        429      1,089
   Decrease (increase) in prepaid expenses
     and other assets                                967        (885)     1,516
   Decrease (increase) in deferred tax asset         517       2,125     (2,200)
   Increase (decrease) in accounts payable          (266)        139     (1,748)
   Increase (decrease) in accrued expenses          (706)        836     (2,420)
   Increase in other long-term liabilities
     deferred compensation plan obligation            29         134        579
   Decrease in other long-term liabilities
     non-qualified pension plan obligation to
     CEO upon retirement                          (1,340)     (1,900)      (500)
                                                   ------      -----     ------
      Net cash provided by operating activities    6,195       3,081     12,546
                                                   ------      -----     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and equipment
     Las Vegas                                    (6,531)     (3,869)    (7,622)
 Capital expenditures for property and equipment
     Black Hawk                                   (1,712)     (1,565)    (2,640)
 Decrease (increase) in other assets                 (12)       (310)        85
                                                  ------       ------    -------
     Net cash used in investing activities        (8,255)     (5,744)   (10,177)
                                                  -------      ------    -------

                                                                    (Continued)

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In Thousands)
-------------------------------------------------------------------------------
                                                    2003        2002      2001

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings              $ 2,786   $ 211,781
  Increase in deferred loan fees                              (13,291)
  Draw on Foothill line of credit                   2,000
  Payments on long-term borrowings                 (3,690)   (222,299)  $(2,865)
  Purchase of treasury stock, general                  (7)                 (993)
  Purchase of treasury stock, deferred
    compensation trust                                            (67)     (786)
  Purchase of 13% mortgage notes Black Hawk                              (3,500)
  Issuance of restricted stock                         95         153       166
  Exercise of employee stock options                                         41
                                                    -----     --------   -------
           Net cash provided by (used in)
              financing activities                  1,184     (23,723)   (7,937)
                                                    -----     --------   -------
DECREASE IN CASH AND CASH EQUIVALENTS                (876)    (26,386)   (5,568)
                                                    -----     --------   -------
CASH AND CASH EQUIVALENTS Beginning of year        20,220      46,606    52,174
                                                  -------     --------   -------
CASH AND CASH EQUIVALENTS End of year            $ 19,344    $ 20,220   $46,606
                                                  =======    =========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income taxes refunded, State of Colorado                               $ (110)
                                                                           =====
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
  ACTIVITIES:
  Property acquired with accounts payable
     Las Vegas, Nevada                             $ 191        $ 94     $ 132
                                                    ====        ====     ======
  Property acquired with debt Las Vegas, Nevada  $ 2,786
                                                   =====
  Property acquired with debt Black Hawk, Colorado                       $ 454
                                                                           ===
  Property acquired with accounts payable Black
     Hawk, Colorado                                $ 197                  $ 90
                                                    ====                  ====

See notes to consolidated financial statements.                   (Concluded)

RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Nature of Operations--Riviera Holdings Corporation and its wholly owned subsidiary, Riviera Operating Corporation ("ROC") (together, the "Company"), were incorporated on January 27, 1993 in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization. The Company operates the Riviera Hotel & Casino (the"Riviera Las Vegas") on the Strip in Las Vegas, Nevada.

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

      On March 15, 2002, Riviera Gaming Management of New Mexico, Inc. was incorporated in the State of New Mexico. On June 5, 2002, Riviera Gaming Management of Missouri, Inc. was incorporated in the State of Missouri. Each of these is a wholly owned subsidiary of RHC.

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

      Principles of Consolidation--The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ROC and RGM, and their related subsidiary entities. All material intercompany accounts and transactions have been eliminated.

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

      Management determines the appropriate classification of its investment securities at the time of purchase, including the determination as to restricted versus nonrestricted assets, and re-evaluates such determination at each balance sheet date. Held-to-maturity securities are required to be carried at amortized cost. At December 31, 2003 and 2002, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies or mutual funds invested in these securities and repurchase agreements, with an amortized cost of $4,599,471 and $4,086,785, respectively, maturing in three months or less.

      Inventories--Inventories consist primarily of food, beverage, gift shop, and promotional inventories and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Property and Equipment--Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Interest incurred during construction of new facilities or major additions to facilities is capitalized and amortized over the life of the asset. Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets, which range from three years for certain equipment to 40 years for buildings. The costs of normal maintenance and repairs are charged to expense as incurred. Gains or losses on disposals are recognized as incurred.

      The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.

      Other Assets--Other assets include deferred bond offering costs and commissions, which are amortized over the life of the debt. Such amortized costs are included in interest expense.

      Stock-Based Compensation--As of December 31, 2003, the Company has three stock-based employee compensation plans, which are more fully discussed in
      Note 13. The effect of stock options in the income statement is reported in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Accordingly, no compensation cost has been recognized for stock options granted in the stock option plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                 2003        2002       2001

Net loss-as reported                          $(14,453)    $(24,722)  $(6,407)
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value-based methods for awards net
  of related tax effects                          (234)       (295)      (143)
Net loss-pro forma                             (14,687)    (25,017)    (6,550)
Basic loss per common share-as reported          (4.16)      (7.17)     (1.79)
Basic loss per common share-pro forma            (4.22)      (7.25)     (1.83)
Diluted loss per common and common
  share equivalent-as reported                   (4.16)      (7.17)     (1.79)
Diluted loss per common and common share
  equivalent-pro forma                           (4.22)      (7.25)     (1.83)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0% for all years; expected volatility of 34%, 52% and 44%; risk-free interest rates of 2.27%, 4.49% and 5.00%; and expected lives of 10 years for all years. The weighted fair value of options granted in 2003, 2002 and 2001 was $5.27, $4.96 and $2.34, respectively.

      Because the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

      Fair Value Disclosures

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Expenses--The carrying value of these items is a reasonable estimate of their fair value.

      Long-Term Debt--The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $223,925,000 and $198,926,000 in 2003 and 2002, respectively.

      Revenue Recognition

      Casino Revenue--The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins and losses. Net win is also adjusted for the effects of slot club cash points and cash vouchers and other related customer cash incentives.

      Room Revenue, Food and Beverage Revenue, Entertainment Revenue, and Other Revenue--The Company recognizes room, food and beverage, entertainment revenue, and other revenue at the time that goods or services are provided. Revenue is recognized when prices are fixed or determinable, pervasive evidence of an arrangement exists and collection is reasonably assured.

      Preopening Costs--The Company recognizes preopening costs when incurred.

      Promotional Allowances--Revenues include the estimated retail value of rooms, food and beverage, and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowance. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:


                                                  Year Ended December 31
                                             ------------------------------
(in thousands)                                 2003       2002      2001

Food and beverage                             $ 8,398   $ 9,037  $ 9,560
Rooms                                           1,231     1,174    1,195
Entertainment                                   1,641     1,670    1,950
                                              -------- --------- ---------
Total costs allocated to casino departments   $11,270   $11,881  $12,705
                                              ======== ========= =========


      Federal Income Taxes--The Company and its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of: (1) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) operating loss and tax credit carryforwards.

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

      Recently Adopted Accounting Standards--In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operations of a long-lived asset, except for certain obligations of lessees. SFAS No.143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses financial accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the exiting standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, Accounting for Contingencies. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial position or results of operations.

     In December 2003, the FASB issued Interpretaion No. 46 ("FIN 46"), Consolidation of Variable Interest Entities (revised December 2003)," clarifying FIN 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of Fin 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for the periods ending after December 15, 2003, and for other types of varible interest entities for periods ending after March 15, 2004. FIN 46R addresses the consolidation be business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involment with, an existing variable interest entity. The adoption of FIN 46R for provisions effective during 2003 did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 for the third quarter beginning on July 1, 2003 and it had no effect on its financial position or results of operations.

2.      ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following at December 31 (in thousands):

                                             2003         2002

Casino                                      $1,160       $1,129
Hotel                                        2,877        3,871
                                             -----        ------
Total                                        4,037        5,000
Allowance for bad debts and discounts       (1,047)        (990)
                                             -----        ------
Ending balance                              $2,990       $4,010
                                            ======       ======


      Changes in the casino and hotel allowance for bad debts and discounts consist of the following for the years ended December 31 (in thousands):

                                                 2003      2002      2001

Beginning balance                               $ 990     $1,485    $1,330
Write-offs                                       (405)    (1,037)     (122)
Recoveries                                         21         24        45
Provision for bad debts and gaming discounts      441        518       232
                                                -----       ----    ------
Ending balance                                 $1,047      $ 990    $1,485
                                                =====       ====    ======


3.      PREPAID EXPENSES AND OTHER ASSETS

      Prepaid expenses and other assets consist of the following at December 31 (in thousands):

                                               2003          2002

Prepaid gaming taxes                          $ 915         $ 841
Prepaid insurance                               456           934
Other prepaid expenses                        1,630         2,193
                                              -----         -----
Total                                        $3,001       $ 3,968
                                              =====        ======

4. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31 (in thousands):

                                              2003         2002

Land and improvements                      $ 38,130     $ 38,130
Buildings and improvements                  143,417      143,417
Equipment, furniture, and fixtures          127,043      118,800
                                           --------      -------
Total property and equipment                308,590      300,347
Accumulated depreciation                   (128,297)    (112,114)
                                           ---------    --------
Net property and equipment                 $180,293     $188,233
                                           =========    ========


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

5.      OTHER ASSETS

      Other assets consist of the following at December 31 (in thousands):

                                             2003         2002

Deposits                                     $ 54         $ 54
Bond offering costs and commissions,
  net of accumulated amortization
  of $2,367 and $774, respectively          9,341       10,917
Other                                       2,043        3,706
                                            -----       ------
Total                                     $11,438      $14,677
                                           ======       ======


        Other includes capitalized costs associated with a venture in Missouri of $600,000, base stock of $1.2 million and capitalized costs associated with the Monorail project in Las Vegas of $250,000 as of December 31, 2003. During the current year the company wrote-off $1.7 million of previously capitalized costs associated with the Missouri venture and a venture in New Mexico.

6.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable consist of the following at December 31 (in thousands):

                                              2003       2002

Outstanding chip and token liability          $ 831      $ 537
Slot club liabilities                         1,074        968
Progressive liabilities                         416        329
Casino account deposits and miscellaneous
   gaming                                       162        281
                                              -----      -----
Total liabilities related to gaming
   activities                                 2,483      2,115

Accounts payable to vendors                   3,966      4,291
Insurance contracts                             235        595
Hotel deposits                                  859        953
Other                                           529        384
                                              -----      -----
Total                                        $8,072     $8,338
                                              =====      =====


      Accrued expenses consist of the following at December 31 (in thousands):

                                              2003        2002

Payroll, related payroll taxes
   and employee benefits                     $ 9,741     $ 8,513
Incentive, retention and ESOP                    544       1,396
Nonqualified pension obligation                1,000       1,000
Other                                          3,585       3,667
                                               -----       -----
Total                                        $14,870     $15,576
                                              ======      ======


7.      OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the nonqualified pension plan obligation to the CEO of the Company, payable upon expiration of his employment contract or with a change of control, including accrued interest and deferred compensation plan liabilities for eligible employees. See Note 12 for a description of these plans. Other long-term liabilities consisted of the following at December 31 (in thousands):

   (in thousands)                              2003        2002

Nonqualified pension obligation-CEO, unfunded $6,171      $6,752
Less current portion                          (1,000)     (1,000)
Deferred compensation funded                     741         713
                                                ----        ----
Total                                         $5,912      $6,465
                                               =====       =====

8. LONG-TERM DEBT

      Long-term debt consists of the following at December 31 (in thousands):

                                                     2003       2002

11% Senior Secured Notes maturing on
  June 15, 2010, bearing interest, payable
  semiannually on June 15 and December 15;
  redeemable beginning June 15, 2005 at 111%;
  2006 at 105.5%;  2007 at 103.7%, 2008 at
  101.8%, 2009 and thereafter at 100%.
  These notes are collateralized by the land
  and physical structures comprising the Riviera
  Hotel and Casino and secondarily the assets of
  Riviera Black Hawk                                 $212,387   $211,983

5.6% to 9% Notes collateralized by equipment
  and vehicles, payable monthly, including
  interest, maturing through February 2007              3,157      1,550

Capitalized lease obligations (Note 9)                  3,320      5,728

5.5% Special Improvement District Bonds
  - issued by the City of Black Hawk,
  Colorado, interest and principal payable
  monthly over 10 years beginning in 2000                 761        863
                                                      -------    -------
Total long-term debt                                  219,625    220,124
Current maturities by terms of debt                   (3,750)    (3,430)
                                                      -------    -------
Total                                                $215,875   $216,694
                                                      =======    =======


      Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2004                                                            $ 3,750
2005                                                              1,514
2006                                                                769
2007                                                                814
2008                                                                246
Thereafter                                                      212,532
                                                                -------
Total                                                         $ 219,625
                                                                =======


      On June 26, 2002, the Company secured new debt in the principal amount of $215 million in the form of 11% senior secured notes with a maturity date of June 15, 2010,substantially all of which were later exchanged for notes of the Company that were registered under the Securities Act of 1933, as amended (collectively the "Notes"). Interest on the Notes is at the annual rate of 11% paid semiannually on each June 15 and December 15, beginning December 15, 2002. The net proceeds of the Notes, along with cash on hand, were used to defease Riviera Las Vegas' 10% First Mortgage Notes due 2004 and to defease Riviera Black Hawk's 13% First Mortgage Notes due 2005 with contingent interest. A loss on extinguishment of debt of $11.2 million and interest expense due to defeasance of $2.7 million was recorded in 2002. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the Notes at maturity on June 15, 2010. Accordingly, the ability of the Company and its subsidiaries to repay the Notes at maturity will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company and its subsidiaries will be able to refinance the principal amount of the Notes at maturity. On or after June 15, 2006, the Company may redeem the Notes from time to time at a premium beginning at 105.5% and declining each subsequent year to par in 2009.

      The Indenture governing the Notes (the "Note Indenture") provides that, in certain circumstances, the Company and its subsidiaries must offer to repurchase the Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company and its subsidiaries would be unable to pay the principal amount of the Notes without a refinancing.

      The Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (2) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (3) enter into certain transactions with affiliates; (4) create certain liens; sell certain assets; and (5) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain of their capital expenditure programs, which could have an adverse effect on operations. At December 31, 2003, the Company believes that it is in compliance with the covenants.

      On July 26, 2002, the Company entered into a $30 million, five-year secured credit facility. The credit facility is secured by substantially the same collateral that secures the Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, the Company can obtain extensions of credit in the forms of cash and letters of credit. The Company is required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco at its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars plus 3.00%. However, the minimum interest rate the Company will be charged on outstanding cash advances is 4.50%. The Company is required to pay a fee on all outstanding letters of credit equal to their face value times an annual percentage rate of 2.50%. Additionally, in the event of a default, the credit facility lender may increase the interest rate and letter of credit fee by an additional 2.00% per year during the period of default. As of December 31, 2003 the Company had an outstanding balance on this credit facility of $2 million.

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

      The following is a schedule by year of the minimum rental payments due under capital leases as of December 31, 2003 (in thousands):

2004                                                            $2,964
2005                                                               674
                                                                 -----

Total minimum lease payments                                     3,638
Taxes, maintenance, and insurance                                 (93)
Interest portion of payments                                     (225)
                                                                 -----
Present value of net minimum lease payments                     $3,320
                                                                 =====


      Fixed assets under capital lease as of December 31, 2003 and 2002 were $11.1 million with accumulated depreciation of $8.9 million and $6.9 million, respectively.

      Rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was approximately $1,596,487, $1,177,382 and $903,555, respectively. Such leases were year to year in nature. As such, there are no future minimum amounts associated with increasing leases.

      In addition, the Company leases retail space (primarily to retail shops and fast food vendors) to third parties under terms of noncancelable operating leases that expire in various years through 2007. Rental income, which is included in other income, for the years ended December 31, 2003, 2002 and 2001 was approximately $1,835,000, $1,810,700 and $1,806,900, respectively.

      At December 31, 2003, the Company had future minimum annual rental income due under noncancelable operating leases as follows (in thousands):

2004                                                           $ 1,588
2005                                                               967
2006                                                               672
2007                                                               352
2008                                                               201
                                                                  ----
Total                                                          $ 3,780
                                                                 =====

10.     FEDERAL INCOME TAXES

      The Company computes deferred income taxes based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

      The effective income tax rates on income attributable to continuing operations differ from the statutory federal income tax rates for the years ended December 31 as follows (dollars in thousands):

                                    2003               2002              2001
                             ---------------- ----------------- ----------------
                              Amount    Rate    Amount   Rate     Amount   Rate

Benefit for income taxes
  at federal statutory rate $(5,054)  (35.0)% $(8,652)  (35.0)% $(3,026) (35.0)%
Taxes, state, other                                                 392    4.5
Other                          (433)   (3.0)     (439)   (1.8)      394    4.6
Valuation allowance           5,487    38.0      9,091   36.8
                              -----    -----     -----   -----     -----   -----
Benefit for income taxes       $ -      0.0 %     $ -     0.0 % $(2,240) (25.9)%
                              =====    =====     =====   =====   =======  ======


      Comparative analysis of the (benefit) provision for income taxes is as follows:

      As of December 31, 2003 we had approximately $52.5 million of net operating loss carry forwards. Our net operating loss carry forwards begin expiring in 2013 and will fully expire by 2024.

                                      2003         2002          2001

Current                              $(517)      $(2,124)        $ 157
Deferred                               517         2,124        (2,397)
                                       ---         -----        -------
Total                                  $-           $ -        $(2,240)
                                       ===         =====        =======


      The tax effects of the items composing the Company's net deferred tax (asset) liability consist of the following at December 31 (in thousands):


                                                     2003        2002

Deferred tax liabilities:
  Reserve differential for hospitality and
    gaming activities                                $ 760       $ 918
  Difference between book and tax-depreciable
    property                                         4,671       5,060
  Other                                                511         511
                                                     -----       -----
Total                                                5,942       6,489
                                                     =====       =====


Deferred tax assets:
  Net operating loss carryforward                   18,389       12,878
  Reserves not currently deductible                  1,853        2,619
  Bad debt reserves                                    324          364
  AMT and other credits                              2,405        2,684

Total                                               22,971       18,545
                                                    ------       ------
Valuation allowance                                (14,583)      (9,091)
                                                    ------       ------
Net deferred tax asset                             $ 2,446      $ 2,964
                                                    ======       ======

      The Company has $2.4 million of alternative minimum tax ("AMT") credit and general business credit available to offset future income tax liabilities. The AMT credit of $1.8 million has no expiration date. The general business credit will not begin to expire until 2012.

      The Company performed an analysis of the realizability of its deferred tax assets at December 31, 2003. The realizability of the assets related to Rivera Las Vegas is dependent upon future earnings. In the absence of operating income, the Company can sell assets to realize the deferred tax assets.

11.     COMMITMENTS AND CONTINGENCIES

      The Company is party to several routine lawsuits, both as plaintiff and defendant, arising from the normal operations of a hotel. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

      Employees and Labor Relations--As of December 31, 2003, the Company had approximately 1,639 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 735 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stage hands, musicians, electricians, painters, and teamsters. The Company's agreements with the Southern Nevada Culinary and Bartenders Union and Stage Hands Union, which cover the majority of the Company's unionized employees, were renegotiated in 2002 and expire in the year 2007. Collective bargaining agreements with the operating engineers, painters, and electricians were renegotiated in 2000 and expire in 2004, 2005, and 2004, respectively. A new agreement was negotiated with the carpenters which expires in 2005. The Company is also in negotiations with the Musicians Union. A new agreement was negotiated with the Teamsters, which expires in 2008. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or will be on terms satisfactory to the Company.

12.     EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

      Chairman--William L. Westerman serves as Chairman of the Board, President and Chief Executive Officer of the Company, and as Chairman of the Board and Chief Executive Officer of ROC.

      Under Mr. Westerman's existing employment agreement with the Company, which was last amended on July 15, 2003, Mr. Westerman shall be employed by the Company for an indefinite period, subject to termination by either Mr. Westerman upon at least 180 days written notice or the Company upon at least 90 days written notice. Mr. Westerman's base annual compensation is $1,000,000 and Mr. Westerman is not entitled to participate in the Company's Senior Management Compensation Bonus Plan or such other executive bonus plan as shall be established by the Company's Board of Directors.

      The employment agreement provides that the Company fund a retirement account for Mr. Westerman. Pursuant to the employment agreement, the Company makes no further principal contributions to the retirement account subsequent to January 1, 2001. The account continues to accrue interest pursuant to the employment agreement. The retirement account had an accrued balance of $6,171,020 as of December 31, 2003. Interest accrues on the balance at 11.8%.

      Pursuant to the employment agreement, the retirement account is credited quarterly with interest on the first day of each succeeding calendar quarter in an amount equal to the product of (1) the Company's average borrowing cost for the immediately preceding fiscal year, as determined by the Company's chief financial officer, and (2) the average outstanding balance in the retirement account during the preceding calendar quarter. At the recommendation of the Compensation Committee of the Company's Board of Directors, in order to reduce the amount that would be payable immediately upon Mr. Westerman's separation from the Company, it was requested that commencing April 1, 2003, and continuing the first day of each quarter thereafter, that he be paid the following in cash: (1) a distribution of $250,000 from the principal balance of his retirement account; and (2) the quarterly interest credited to his retirement account one quarter in arrears. Total interest paid to Mr. Westerman in 2003 was $589,938, while interest accrued was $840,150 for 2002 and $779,000 for 2001.

      The agreement provides that for a period of 24 months following the termination of the agreement for any reason except cause, Mr. Westerman shall not engage in any activity which is in competition with the Company within a 75 mile radius from the location of any hotel and/or casino then operated by the Company. As consideration for not competing, the Company shall pay to Mr. Westerman a total of $500,000 payable in two equal annual installments of $250,000. The first installment is payable within five business days of termination of the agreement with the second installment payable on the first anniversary of termination.

      Incentive Plan--The Company has an incentive compensation plan covering employees of the Company who, in the opinion of the Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with the Company, or other employees who also have made a significant contribution to the successful and profitable operation of the Company. The amount of the bonus is based on operating earnings before depreciation, amortization, interest expense, provision for income taxes, extraordinary losses and gains, any provisions or payments made pursuant to the plan, and any provisions or payments made pursuant to the incentive compensation of the Chairman and Chief Executive Officer. During the years ended December 31, 2003, 2002 and 2001, the Company recorded accrued bonuses of $302,216, $1,160,440 and $1,873,939, respectively, based upon the above incentive compensation plan and the incentive compensation plan established for the Chairman of the Board under his employment agreement.

      Pension Plan Contributions--The Company contributes to multi-employer pension plans under various union agreements to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,646,000, $1,599,000 and $1,672,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These contributions were for approximately 813 employees, including food and beverage employees, room department employees, carpenters, engineers, stagehands, electricians, painters, and teamsters. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

      Profit Sharing and 401(k) Plans--On June 30, 1993, the Company and ROC assumed the combined profit sharing and 401(k) plans of Riviera, Inc. (the "Profit Sharing and 401(k) Plans"), and the Company and ROC have continued the Profit Sharing and 401(k) Plans after June 30, 1993. The Company and ROC have amended the Adoption Agreement to provide that all current employees of Riviera Las Vegas who were employed on April 1, 1992, who were at least 21 years of age and who are not covered by a collective bargaining agreement are immediately eligible to participate in the Profit Sharing and 401(k) Plans. The amendment provides further that all current employees who were employed by Riviera Las Vegas after April 1, 1992, who are at least 21 years of age and who are not covered by a collective bargaining agreement are eligible to participate after one year of service at the Riviera Las Vegas.

      The Company has identical plans for its 100% indirectly owned subsidiary, Riviera Black Hawk, Inc., which operates its casino in Black Hawk, Colorado. Employees hired prior to June 30, 2000, who were at least 21 years of age and who were not covered by a collective bargaining agreement, were immediately eligible to participate in the Profit Sharing and 401(k) Plans. After June 30, 2000, all new employees who are at least 21 years of age and who are not covered by a collective bargaining agreement are eligible to participate after one year of service at Riviera Black Hawk.

      The Company may make a contribution to the 401(k) component of the Profit Sharing and 401(k) Plans in an amount not to exceed 25% of the first eight percent of each participant's compensation, which is contributed as a salary deferral. The Company made contributions of $220,900, $226,100 and $243,200 for the years ended December 31, 2003, 2002 and 2001. The Company also paid administrative costs of the Profit Sharing and 401(k)Plans of $9,223, $16,888 and $21,851 for the years ended December 31, 2003, 2002 and 2001, respectively. On July 1, 2003 the Company changed the administrator for the Profit Sharing and 401(k) Plans, which accounts for the reduction in administrative costs in 2003.

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

      Effective January 1, 2000, the Company suspended profit sharing contributions to the Profit Sharing and 401(k) Plans and substituted contributions to an Employee Stock Ownership Plan ("ESOP"), (see "Employee Stock Ownership Plan," directly below).

      Employee Stock Ownership Plan--On October 2, 2000, the Board of Directors adopted an ESOP. The ESOP was established effective January 1, 2000 and replaces the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged. The ESOP provides that all employees of Riviera Las Vegas and Riviera Black Hawk employed in the plan year who had completed a minimum of 1,000 hours of service in that plan year, were employed through December 31 of that plan year, were at least 21 years of age and were not covered by a collective bargaining agreement are eligible to participate in the ESOP. The ESOP provides that the Company will make a contribution to the ESOP's participants of its Las Vegas and Black Hawk properties relative to the economic performance of each property. For Riviera Las Vegas, the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings is exceeded, up to a maximum of 4% for 2000 and 5% thereafter. For Riviera Black Hawk, the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $1 million by which operating earnings is exceeded, up to a maximum of 4% for 2000 and 5% thereafter. Under the ESOP, Company contributions are made in cash, which will be used to buy Company common stock. The Company made contributions of $348,400, $294,000 and $695,500 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Deferred Compensation Plan--On October 2, 2000, the Board of Directors adopted a Deferred Compensation Plan (the "Plan"). The purpose of the Plan is to provide eligible employees of the Company with the opportunity to defer the receipt of cash compensation. Participation in the non-qualified Plan is limited to highly compensated employees who receive compensation of at least $100,000. The deferred funds are maintained on the Company books as unfunded liabilities. All elections to defer the receipt of compensation must be made no later than the December 1st preceding the plan year to which the election relates and are irrevocable for the duration of that plan year. Six Company executives are currently participating in the Plan. Executives deferred $29,100, $143,700 and $836,500 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Restricted Stock Plan--On October 2, 2000, the Board of Directors adopted a Restricted Stock Plan to provide incentives which will attract and retain highly competent persons as officers and key employees by providing them opportunities to receive restricted shares of the Company's common stock. Participants will consist of such officers and key employees of the Company as the Company's Compensation Committee determines to be significantly responsible for the success and future growth and profitability of the Company. Awards of restricted stock are subject to such terms and conditions as the Company determines to be appropriate at the time of the grant, including restrictions on the sale or other disposition of such shares and the provisions for the forfeiture of such shares for partial or no consideration upon termination of the participant's employment within specified periods or under certain conditions. Mr. Robert Vannucci and Mr. Jerome P. Grippe, President and Executive Vice President, respectively, of the Company's wholly owned subsidiary, Riviera Operating Corporation, are currently the only participants in the Restricted Stock Plan. The Company issued restricted stock of 5,435 shares, 28,997 shares and 34,032 shares for the years ended December 31, 2003, 2002 and 2001, respectively.

      Stay Bonus Agreements--Approximately 85 executive officers and significant employees (excluding Mr. Westerman) of ROC were party to agreements pursuant to which each such employee was entitled to receive a "stay bonus" (varying amounts) if the employee was discharged without cause (as defined in the stay bonus agreements), or continued to be employed by the Company on each of January 1, 2000, January 1, 2001, and June 30, 2001. The total amount that was paid under all such agreements was $610,000 paid in January 2000, $1,068,000 paid in January 2001, and $462,500 paid on June 30, 2001.

      Termination Fee Agreements--Approximately 70 executive officers and significant employees (excluding Mr. Westerman) of ROC have termination fee agreements effective through December 2003, pursuant to which each of such employees will be entitled to receive (1) either six months' or one year's base salary if their employment with the Company is terminated, without cause, within 12 or 24 months of a change of control of the Company or ROC; and (2) group health insurance for periods of either one or two years. The base salary payments are payable in biweekly installments, subject to the employee's duty to mitigate by using his or her best efforts to find employment. The estimated total amount payable under all such agreements was approximately $5 million, including $1.2 million in benefits, as of December 31, 2003.

13.     STOCK OPTION PLANS

      At December 31, 2003, the Company has two stock-option plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with APB Opinion No. 25. Under the 1993 Employee Stock Option Plan, the Company may grant options to its employees for up to one million shares of common stock. Under the 1996 Non-Qualified Stock Option Plan, the Company may grant options to non-employee directors for up to 50,000 shares of common stock. Under the 1996 Stock Compensation Plan, the Company may grant options to Directors serving on the Compensation Committee for up to 50,000 shares of common stock. Under these plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years (5 years in the case of an incentive option granted to a stockholder owning more than 10% of the common stock). Under the 1993 plan, options vest 25% on the date of grant and 25% each subsequent year. Under the 1996 plans, options vest over 5 years.

      Option Surrenders--On November 26, 1996, 414,000 stock options were granted to 18 company executives at an option price of $13.625 per share, 320,000 of which were granted to Mr. Westerman. Two of these executives' options totaling 11,000 shares have since been canceled due to those executives leaving the Company, resulting in a balance of 403,000 options at $13.625 per share held by 16 Company executives. These options were vested in their entirety for these 16 executives.

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

      The activity of the Stock Option Plan and the Non-Qualified Stock Option Plan is as follows:

                                                               Weighted-
                                                                Average
                                                               Per Share
                                                                Exercise
Stock Option Plan                                 Shares          Price

Outstanding, January 1, 2002                      459,500        $ 6.04
  Grants                                          131,500        $ 7.35
  Canceled                                        (36,000)       $ 6.45
                                                  -------
Outstanding, December 31, 2002                    555,000        $ 6.32
  Grants                                          128,500        $ 5.25
  Canceled                                        (74,500)       $ 5.27
                                                  -------
Outstanding, December 31, 2003                    609,000       $ 6.64
                                                  =======
Non-Qualified Stock Option Plan

Outstanding, January 1, 2002                       16,000        $ 7.07
  Automatic grant to directors                      8,000        $ 7.21
  Canceled
                                                   ------
Outstanding, December 31, 2002                     24,000        $ 7.12
  Automatic grant to directors                      6,000        $ 5.60
  Canceled                                         (6,000)       $ 7.67
                                                   ------
Outstanding, December 31, 2003                     24,000        $ 6.22
                                                   ======

                             Options Outstanding         Options Exercisable
                     ----------------------------------- ---------------------

                        Number      Weighted-               Number
                      Outstanding  Average     Weighted-  Exercisable  Weighted-
                          at        Remaining   Average       at        Average
       Range of      December 31,  Contractual Exercise  December 31,   Exercise
   Exercise Prices       2003        Life        Price       2003        Price

    $4.00 to $6.00     362,000      5.6 years    $5.38        110,125   $ 4.56
    $6.55 to $9.00     271,000      6.6 years    $7.36          -          -


14.     EARNINGS PER SHARE

      Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the years ended December 31, 2003, 2002 and 2001 were 559,000, 448,000 and 495,500, respectively.

      A reconciliation of net loss and shares for basic and diluted EPS is as follows (amounts in thousands, except per share amounts):


                                                    Year Ended 2003
                                        ----------------------------------------
                                         Income          Shares        Per Share
                                       (Numerator)     (Denominator)     Amount

Basic EPS-loss available to common
  stockholders                              $(14,453)     3,474          $(4.16)
Effect of dilutive securities-options
                                             --------     -----          -------
Diluted EPS-loss available to common
  stockholders plus assumed conversions     $(14,453)     3,474          $(4.16)
                                             --------     -----          -------
                                                    Year Ended 2002
                                        ---------------------------------------
                                         Income          Shares        Per Share
                                       (Numerator)     (Denominator)     Amount

Basic EPS-loss available to common
  stockholders                              $(24,722)     3,450          $(7.17)
Effect of dilutive securities-options
                                             --------     -----          -------
Diluted EPS-loss available to common
  stockholders plus assumed conversions     $(24,722)     3,450          $(7.17)
                                             --------     -----          -------
                                                    Year Ended 2001
                                        ---------------------------------------
                                         Income         Shares        Per Share
                                       (Numerator)   (Denominator)     Amount

Basic EPS-loss available to common
  stockholders                              $ (6,407)     3,573          $(1.79)
Effect of dilutive securities-options
                                              -------     -----          -------
Diluted EPS-loss available to common
  stockholders plus assumed conversions     $ (6,407)     3,573          $(1.79)
                                              -------     -----          -------

      During 2003, 2002 and 2001, the Company purchased 1,703, 12,100 and 276,528 shares of treasury stock on the open market for approximately $7,272, $67,286 and $1,779,000, respectively. Approximately 131,904 shares of treasury stock are held in the deferred compensation trust at December 31, 2003.

15.     SEGMENT INFORMATION

      The Company reviews its operations by its geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. Since the management division represents all other revenue, it is also shown. All intersegment revenues have been eliminated.

                                              Year ended December 31
                                    -------------------------------------------
(In thousands)                           2003            2002            2001

Net revenues:
   Riviera Las Vegas                   $140,963        $139,159        $152,985
   Riviera Black Hawk                    49,196          49,133          49,046
                                        -------         -------        --------
Total gaming revenues                  $190,159        $188,292        $202,031
                                        =======         =======         =======
EBITDA (1):
   Riviera Las Vegas                   $ 22,678        $ 23,951        $ 25,655
   Riviera Black Hawk                    13,283          13,400          12,722
                                        -------         -------        --------
Total property EBITDA                    35,961          37,351          38,377
                                        -------         -------        --------
Other costs and expenses:
  Corporate expense                       4,485           3,762           4,163
  Depreciation                           16,211          17,736          17,243
  Development and project costs           2,365
  Interest expense                       27,380          26,842          26,864
  Interest expense, net-bonds held
    for retirement                                        2,692
  Loss on extinguishment of debt                         11,211
  Interest income                           (27)           (200)         (1,274)
  Other-net                                                  30              28
                                        -------         -------        --------
Total other costs and expenses           50,414          62,073          47,024
                                        -------         -------        --------
Income before benefit for income
    taxes                               (14,453)        (24,722)         (8,647)
Benefit for income taxes                                                  2,240
                                        -------         -------        --------
Net loss                               $(14,453)       $(24,722)       $ (6,407)
                                        ========        ========       ========

                                              December 31
                                         --------------------
                                         2003            2002

Fixed assets (2):
   Riviera Las Vegas                   $118,593        $123,740
   Riviera Black Hawk                    61,700          64,493
                                        -------         -------
Total fixed assets                     $180,293        $188,233
                                        =======        ========

(1) EBITDA consists of earnings before interest, income taxes, depreciation, amortization and other. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors. The Company uses property-level EBITDA (EBITDA before corporate expense) as the primary measure of operating performance of its properties, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. The Company has significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner.
(2) Assets represent property and equipment and intangible assets, net of accumulated depreciation and amortization.

      Riviera Las Vegas--The primary marketing of the Riviera Las Vegas is not aimed toward residents of Las Vegas, Nevada. Significantly all revenues derived from patrons visiting the Riviera Las Vegas are from other parts of the United States and other countries. Revenues for the Riviera Las Vegas from a foreign country or region may exceed 10% of all reported segment revenues; however, the Riviera Las Vegas cannot identify such information, based upon the nature of gaming operations.

      Riviera Black Hawk--The casino in Black Hawk, Colorado, primarily serves the residents of metropolitan Denver, Colorado. As such, management believes that significantly all revenues are derived from within 250 miles of that geographic area.

16.     RELATED PARTY TRANSACTIONS

      Robert R. Barengo, an employee of ROC and a member of the Board of Directors of the Company, is a former director of American Wagering, Inc. ("AWI") and owns 7% of the outstanding stock of AWI, which leases approximately 1,200 square feet of the Riviera Hotel & Casino's casino floor. AWI is the operator of the Riviera Hotel & Casino's sport book operations and has operated under a lease arrangement since before Mr. Barengo was appointed to the Board. The lease provides for rental payments based upon the monthly and annual revenues derived by AWI from the location. AWI paid aggregate rent to ROC of approximately $86,300, $99,400 and $141,500 in each of the years ended December 31, 2003, 2002 and 2001, respectively. In February 2004, AWI assumed operations of the Riviera Race Book pursuant to a lease with similar terms and conditions to those of the Sport Book lease. The Company believes that the terms of the leases with AWI are at least as favorable to the Company and ROC as could have been obtained from unaffiliated third parties and are at least as favorable as terms obtained by other casino hotels in Las Vegas.

      Jeffrey A. Silver, a member of the Board, is a shareholder in the law firm of Gordon & Silver, Ltd. ("Gordon & Silver"). Gordon & Silver has been engaged by the Company for the defense of various personal injury matters since 1993 and for general corporate matters in 2002. The Company continues to utilize the services of Gordon & Silver and believes that the fee arrangement is at least as favorable to the Company as such arrangements would have been with a comparable law firm where a relationship of this nature did not exist.

                                                                ******

RIVIERA HOLDINGS CORPORATION
UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in Thousands, Except per Share Data)
-------------------------------------------------------------------------------


                                  March 31   June 30  September 30  December 31

Year ended December 31, 2003:
  Net revenues                     $47,491   $48,328    $48,973     $45,367
  Operating income                   4,709     4,432      3,641         118
  Loss before tax benefit         (2,159)    (2,436)   (3,153)      (6,705)
  Net loss                        (2,159)    (2,436)   (3,153)      (6,705)(a)
  Loss per share-basic            $ (0.62)  $ (0.70)   $ (0.91)    $ (1.93)
  Loss per share-diluted          $ (0.62)  $ (0.70)   $ (0.91)    $ (1.93)

Year ended December 31, 2002:
  Net revenues                     $46,498   $49,854    $48,612     $43,328
  Operating income                   3,687     5,711      3,510       2,945
  Loss before tax benefit          (2,834)    (1,088)  (16,895)      (3,905)
  Net loss                         (2,834)    (1,088)  (16,895)(b)   (3,905)
  Loss per share-basic            $ (0.82)  $ (0.32)   $ (4.89)    $ (1.13)
  Loss per share- diluted         $ (0.82)  $ (0.32)   $ (4.89)    $ (1.13)




(a) The net loss for the fourth quarter of 2003 was impacted by $2.4 million for development and project costs.

(b)The net loss for the third quarter of 2002 was affected by the loss on extinguishment of debt and defeasance interest totaling approximately $13.9 million.