Form 10-Q
period 2004-03-31
RIVIERA HOLDINGS CORP
filed 2004-05-07
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004
                               -------------------------
                                         OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ---------------------------

                                 Commission file number  000-21430
                                                        -----------

                           Riviera Holdings Corporation
------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

         Nevada                                          88-0296885
------------------------------                        ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada              89109
------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number,
  including area code                                (702) 794-9527
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

As of April 30, 2004, there were 3,614,585 shares of Common Stock, $.001 par value per share, outstanding.

                         RIVIERA HOLDINGS CORPORATION

                                    INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Independent Accountants' Report                                              2

Condensed Consolidated Balance Sheets (Unaudited) at March  31, 2004 and
December 31, 2003                                                            3

Condensed Consolidated Statements of Operations (Unaudited) for the
three months ended March 31, 2004 and 2003                                   4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
three months ended  March 31, 2004 and 2003                                  5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20

Item 4.  Controls and Procedures                                            21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   21

Signature Page                                                              23

Exhibits                                                                    24


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

May 3, 2004
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands, except share amounts)          March 31,        December 31,
------------------------------------------------------------------------------
                                                2004              2003
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                   $21,711           $19,344
   Accounts receivable, net                      5,010             2,990
   Inventories                                   1,969             2,026
   Prepaid expenses and other assets             3,603             3,001
                                          -------------------------------
       Total current assets                     32,293            27,361

PROPERTY AND EQUIPMENT, Net                    179,192           180,293

OTHER ASSETS, Net                               11,194            11,438

DEFERRED INCOME TAXES, Net                       2,446             2,446
                                          -------------------------------
TOTAL                                         $225,125          $221,538
                                          ===============================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt            $3,201            $3,750
   Accounts payable                              8,579             8,072
   Line of credit                                                  2,000
   Accrued interest                              7,044             1,096
   Accrued expenses                             14,638            14,870
                                          -------------------------------
     Total current liabilities                  33,462            29,788
                                          -------------------------------
OTHER LONG-TERM LIABILITIES                      5,509             5,912
                                          -------------------------------
LONG-TERM DEBT, net of current portion         215,614           215,875
                                          -------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  DEFICIENCY:
Common stock ($.001 par value;
    20,000,000 shares authorized;
    5,170,608 and 5,166,208 issued at
    March 31, 2004 and  December 31,
    2003, respectively)                             5                 5
   Additional paid-in capital                  13,733            13,733
   Treasury stock (1,682,358 shares
     and 1,687,957 shares at March 31,
     2004 and December 31, 2003,
     respectively)                           (11,283)          (11,320)

Accumulated deficit                          (31,915)          (32,455)
                                          --------------------------------
      Total stockholders' deficiency         (29,460)          (30,037)
                                          --------------------------------
TOTAL                                        $225,125          $221,538
                                          ================================
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003        Three Months Ended
(In thousands, except per share  amounts)                      March 31
----------------------------------------------------------------------------
REVENUES:                                                 2004         2003
  Casino                                                $27,079     $26,377
  Rooms                                                  12,538      11,225
  Food and beverage                                       8,800       8,013
  Entertainment                                           4,656       4,399
  Other                                                   2,047       1,951
                                                     -----------   ---------
            Total revenues                               55,120      51,965
   Less promotional allowances                            4,660       4,474
                                                     -----------   ---------
            Net revenues                                 50,460      47,491
                                                     -----------   ---------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                               13,554      14,070
    Rooms                                                 6,364       5,853
    Food and beverage                                     5,801       5,304
    Entertainment                                         3,052       2,956
    Other                                                   715         649
Other operating expenses:
    General and administrative                           10,252       9,720
    Depreciation and amortization                         3,348       4,230
                                                     -----------   ---------
            Total costs and expenses                     43,086      42,782
                                                     -----------   ---------
INCOME FROM OPERATIONS                                    7,374       4,709
                                                     -----------   ---------

OTHER (EXPENSE) INCOME :
Interest expense                                         (6,840)     (6,881)
Interest income                                               6          13
                                                     -----------   ---------
     Total other expense                                 (6,834)     (6,868)
                                                     -----------   ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES             540      (2,159)
PROVISION FOR INCOME TAXES                                    0           0
                                                     -----------   ---------
NET INCOME (LOSS)                                          $540     ($2,159)
                                                     ===========   =========

INCOME (LOSS) PER SHARE DATA:
Income (Loss) per share:
   Basic                                                 $ 0.15     $ (0.62)
                                                     -----------   ---------
   Diluted                                               $ 0.15     $ (0.62)
                                                     -----------   ---------
Weighted-average common shares outstanding                3,485       3,468
                                                     -----------   ---------
Weighted-average common and common equivalent shares      3,548       3,468
                                                     -----------   ---------
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003                   Three Months Ended
(in thousands)                                                    March 31,
                                                             2004       2003
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                             $540    ($2,159)
  Adjustments to reconcile net income(loss)
   to net cash provided by operating activities:
    Depreciation and amortization                            3,348       4,230
    Provision for bad debts                                     76          80
    Interest expense                                         6,840       6,881
    Interest paid                                             (218)      (311)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable            (2,096)      (225)
      Decrease (increase) in inventories                        57         184
      Decrease (increase) in prepaid expenses
          and other assets                                    (602)         36
      Increase (decrease) in accounts payable                  507       (705)
      Increase (decrease) in accrued liabilities              (233)    (1,206)
      Increase (decrease) in deferred compensation
          plan obligation                                     (156)          8
      Increase (decrease) in non-qualified pension
          plan obligation to CEO upon retirement              (418)      (125)
                                                          ---------   ---------
       Net cash  provided by operating activities            7,645       6,688
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment,
         Las Vegas, Nevada                                 (1,647)       (439)
      Capital expenditures - Black Hawk, Colorado            (593)       (276)
      Decrease (increase) in other assets                    (164)       (210)
                                                          ---------   ---------
       Net cash (used in) investing activities             (2,404)       (925)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on line of credit                           (2,000)
      Payments on long-term borrowings                       (911)       (861)
      Purchase of deferred compensation  treasury
          stock, net                                           37          (7)
      Increase in paid-in capital                                           52
      Issuance of restricted stock                                          25
                                                          ---------   ---------
        Net cash  (used in) financing activities           (2,874)       (791)
                                                          ---------   ---------
INCREASE IN CASH AND CASH EQUIVALENTS                        2,367       4,972
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              19,344      20,220
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $21,711     $25,192
                                                          =========   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable            $533         $13
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations

Riviera Holdings Corporation ("RHC") and its wholly owned subsidiary, Riviera Operating Corporation ("ROC") (together with their wholly-owned subsidiaries, the "Company"), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization. The Company operates the Riviera Hotel & Casino (the "Riviera Las Vegas") on the Strip in Las Vegas, Nevada.

In August 1995, Riviera Gaming Management, Inc. ("RGM") was incorporated in the State of Nevada as a wholly owned subsidiary of ROC for the purpose of obtaining management contracts in Nevada and other jurisdictions.

In February 2000, the Company opened its casino in Black Hawk, Colorado, which is owned through Riviera Black Hawk, Inc. ("RBH"), A wholly-owned subsidiary of ROC, Riviera Gaming Management of Colorado, Inc. is a wholly-owned subsidiary of RGM and manages the Black Hawk casino.

On March 15, 2002, Riviera Gaming Management of New Mexico, Inc. ("RGM New Mexico") was incorporated in the State of New Mexico. On June 5, 2002, Riviera Gaming Management of Missouri, Inc. ("RGM Missouri") was incorporated in the State of Missouri. Each of these is a wholly owned subsidiary of RHC.

Casino operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies. Management believes that the Company's procedures comply, in all material respects the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial information at March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited. However, such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K.

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three months ended March 31, 2003 since the Company incurred net losses in that period. The number of potentially dilutive options was 528,000 and 269,000 for the three months ended March 31, 2003 and 2004 respectively.

Income Taxes

The cash flow projections used by the Company in the application of Statement of Accounting Financial Standards ("SFAS") No. 109 for the realization of deferred tax assets indicate that a valuation allowance should be recorded on the tax benefits earned by the Company in 2003. The Company's results of operations for the quarter ended March 31, 2004 indicated that a portion of the deferred tax asset would be realized. As such, an adjustment to the valuation allowance of $2.3 million was recorded to offset current period income tax expense. The estimates used to determine the remaining valuation allowance are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how the Company operates the business, changes in the labor market or economic downturns in the areas where the Company operates.

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities, the estimated allowance for receivables and cash flow projections for testing asset impairment. Actual results may differ from estimates.

Stock-Based Compensation

As of March 31, 2004, the Company has two stock-based employee compensation plans. The effect of stock options in the income statement is reported in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for unissued stock options in the stock option plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

No compensation cost has been recognized for unexercised options remaining in the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123 (using an intrinsic value method), the Company's net income (loss) and pro forma net loss per common share and common share equivalent would have been decreased (increased) to the pro forma amounts indicated below at March 31 (in thousands, except per share amounts):

                                                          2004         2003

Net income (loss) as reported                            $ 540       $(2,159)
Deduct:  Total stock-based employee compensation
  expense determined under fair value-based methods
  for awards net of related tax effects                    (50)          (60)
                                                           ----          ----
Net income (loss) pro forma                              $  490     $ (2,219)
                                                         ======       =======
Basic loss per common share as reported                  $ 0.15     $  (0.62)
Basic loss per common share pro forma                    $ 0.14     $  (0.64)
Diluted loss per common and common
  share equivalent as reported                           $ 0.15     $  (0.62)
Diluted loss per common and common share
  equivalent pro forma                                   $ 0.14     $  (0.64)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 0%; expected volatility of 52%; risk-free interest rate of 4.49%; and expected lives of 10 years. The weighted fair value of options granted in 2003 was $4.96. There have been no options granted in 2004.

 Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") has issued a proposed standard that will impact the accounting for share based payments. The standard, which is proposed to be effective for fiscal years beginning after December 15, 2004, would require that we recognize an expense for our share based payments, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities (revised December 2003), clarifying Interpretation No. 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in certain structures, commonly referred to as special-purpose entities, for periods ending after December 15, 2003, and, for other types of variable interest entities for periods ending after March 15, 2004. FIN 46R addresses the consolidation by business enterprises of variable interest entities under either of the following circumstances: (1) the entity does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or (2) the reporting company will hold a significant variable interest in, or have significant involvement with, such variable interest entity. The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

2. OTHER ASSETS

Other assets at March 31, 2004 and 2003 include deferred loan fees of approximately $8.9 million and $10.5 million respectively, associated with the refinancing of the Company's debt and capitalized costs associated with the RGM Missouri proposed venture of approximately $600,000. RGM Missouri is an unrestricted subsidiary of RHC.

3. LONG TERM DEBT AND COMMITMENTS

On June 26, 2002, we issued 11% Senior Secured Notes with a principal amount of $215 million, substantially all of which were later exchanged for our Securities Act of 1933-registered Notes with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount in the amount of $3.2 million. The discount is being amortized over the life of the 11% Notes. We incurred fees of approximately $9.3 million with the issuance of the 11% Notes which are included in other assets and are being amortized to interest expense over the life of the indebtedness.

Effective July 26, 2002 we entered into a $30 million, five-year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR -derived rate. There were no advances outstanding on this revolver at March 31, 2004. We incurred loan fees of approximately $1.5 million which are being expensed over the life of the agreement.

4. LEGAL PROCEEDINGS

We are a party to several routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel/casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

5. STOCK REPURCHASES

There were no shares of treasury stock purchased by the Deferred Compensation Plan Trustee for the three months ended March 31, 2004 and 1,703 shares purchased at $4.27 per share for the three months ended March 31, 2003. 5,569 shares were distributed to participants for the three months ended March 31, 2004 as required by the Deferred Compensation Plan.

6. ISSUANCE OF RESTRICTED STOCK

There were no shares of our stock issued under the Restricted Stock Plan for executive compensation for the three months ended March 31, 2004 and 5,435 restricted shares issued at $4.60 per share for the three months ended March 31, 2003.

7. GUARANTOR INFORMATION

The 11% Notes and the $30 million line of credit are guaranteed by all of the Company's restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RGM Missouri and RGM New Mexico are unrestricted subsidiaries of RHC and are not guarantors of the 11% Notes.

8. EMPLOYMENT AGREEMENTS

Salary Continuation Agreements

Approximately 65 officers and significant employees (excluding Mr. Westerman and Mr. Vannucci) of ROC have salary continuation agreements effective through December 31, 2004, pursuant to which each of them will be entitled to receive
(1) either six months' or one year's base salary if his or her employment is terminated, without cause, within 12 or 24 months of a change of control of the Company or ROC; and (2) certain benefits for periods of either one or two years. The base salary is payable in bi-weekly installments subject to the employee's duty to mitigate by using his or her best efforts to find other employment. In addition, four officers and significant employees have salary continuation agreements effective through December 31, 2005, pursuant to which each of them will be entitled to receive two year's base salary and certain benefits for two years, if their employment is terminated without cause within twenty-four months of a change of control of RHC or ROC. These four salary continuation agreements are not subject to a duty to mitigate. As of March 31, 2004, the total amount that would be payable under all such agreements if all payment obligations were to be triggered was approximately $6.6 million, including $1.5 million in benefits.

Employment Agreements

Mr. Vannucci serves as President of ROC and his employment agreement was last amended on March 24, 2003. Mr. Vannucci's base compensation is $300,000. His employment agreement contains a Salary Continuation Agreement. It also provides for a "Normal Incentive Bonus" entitling Mr. Vannucci to participate in our Incentive Compensation Plan.

Mr. Vannucci also receives compensation in the form of restricted stock pursuant to our Restricted Stock Plan. Mr. Vannucci's agreement provides that he is to receive $25,000 in our restricted Common Stock, based on the stock's market value, from treasury on the first business day of each quarter, plus our restricted Common Stock, based on the stock's market value, from treasury in the same amount he receives pursuant to our Incentive Compensation Plan. Pursuant to the Restricted Stock Plan, Mr. Vannucci is presently entitled to rights of ownership with respect to the restricted shares, including the right to vote and receive dividends. Mr. Vannucci may not, however sell, assign, pledge, encumber or otherwise transfer any of the restricted shares so long as he is employed by us, without our written consent. The restricted shares fully vest to Mr. Vannucci upon his separation of employment from us, so long as such separation is not a termination for cause. Mr. Vannucci's agreement was amended on March 4, 2003 and again on March 24, 2003 so that, commencing with the restricted stock award of April 1, 2003 and for each quarter thereafter, Mr. Vannucci can choose between receiving $25,000 in cash or $25,000 in restricted stock. Mr. Vannucci choose to receive $25,000 in restricted common stock and $75,000 in cash in 2003 pursuant to this provision. Mr. Vannucci also has the choice between cash and restricted stock as a match to his annual incentive bonus award. Mr. Vannucci received no such matching award in 2003. Mr. Vannucci's agreement automatically renews annually subject to 120 days prior written notice by him or us.

9. SEGMENT DISCLOSURES

The Company determines its segments based upon review process of the chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by the chief decision maker is EBITDA as defined below. All intersegment revenues have been eliminated

                                          Three Months       Three Months
                                              Ended               Ended
                                             March 31,           March 31,
(In thousands)                                 2004                2003

Net revenues:
    Riviera Las Vegas                        $37,323             $35,735
    Riviera Black Hawk                        13,137              11,756
                                         ------------        ------------
        Total net revenues                   $50,460             $47,491
                                          ============        ============

Income (loss) from operations:
    Riviera Las Vegas                         $5,672              $4,250
    Riviera Black Hawk                         2,810               1,570
    Corporate Expenses                        (1,108)             (1,111)
                                         ------------        ------------
         Total income from operations         $7,374              $4,709
                                         ============        ============

EBITDA (1):
    Riviera Las Vegas                         $7,587              $7,025
    Riviera Black Hawk                         4,243               3,025
    Corporate Expenses                        (1,108)             (1,111)
                                         ------------        ------------
        Total EBITDA                         $10,722              $8,939
                                         ============        ============

EBITDA margin (2):
    Riviera Las Vegas                          20.3%               19.7%
    Riviera Black Hawk                         32.3%               25.7%
                                         ------------        ------------
        Total EBITDA                           21.2%               18.8%
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

Riviera Holdings Corporation
Reconciliation of Operating Income (Loss) to EBITDA:

      ($ In 000's)    Net    Provision   Interest  Operating
                     Income  For Income  Income &   Income             Management
                     (Loss)      Tax     (Expense)  (Loss) Depreciation  Fee     EBITDA
                    --------    ----    ---------- ------- ------------  ----   -------
First Quarter 2004:
 Riviera Las Vegas   $3,636    $1,984    $   (52)  $ 5,672  $ 2,367    $(452)  $7,587
 Riviera Black Hawk     803         -     (2,007)    2,810      981      452    4,243
 Corporate           (3,899)   (1,984)    (4,775)  (1,108)     -          -    (1,108)
                     -------   -------    -------  -------     ----     ----   -------
                      $ 540    $    -    $(6,834)  $ 7,374  $ 3,348    $  -   $10,722

First Quarter 2003:
 Riviera Las Vegas   $2,663    $1,545    $   (42)  $ 4,250  $ 3,121    $(346)  $7,025
 Riviera Black Hawk   (490)               (2,060)    1,570    1,109      346    3,025
 Corporate          (4,332)    (1,545)    (4,766)  (1,111)     -          -    (1,111)
                    -------  ----------   -------  -------     ----      ----  -------
                    $(2,159)   $    -    $(6,868)  $ 4,709  $ 4,230    $  -    $8,939

RIVIERA LAS VEGAS REVENUES

The primary marketing effort of the Riviera Las Vegas is not aimed toward residents of Las Vegas, Nevada. Substantially all revenues derived from patrons visiting the Riviera Las Vegas are from other parts of the United States and other countries. Revenues for Riviera Las Vegas from a foreign country or region may exceed 10 percent of all reported segment revenues; however, the Riviera Las Vegas cannot identify such information, based upon the nature of gaming operations.

RIVIERA BLACK HAWK REVENUES

The casino in Black Hawk, Colorado primarily serves the residents of metropolitan Denver, Colorado. As such, management believes that significantly all revenues are derived from within 250 miles of that geographic area.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Colorado ("Riviera Black Hawk").

Our capital expenditures for Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for our customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions. In addition, we are in the process of updating our gaming monitoring computer systems, including the capability for "ticket-in/ticket-out" ("TITO") on our slot machines. At December 31, 2003 approximately 200 of our slot machines were on the temporary EZ Pay TITO System. During the first half of 2004, we will be converting those machines and adding approximately 200 additional slot machines to our new system. By the end of 2004 we anticipate that we will have 500 slot machines or approximately 35% of our slot machines in Las Vegas, on TITO. Depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. If we accelerate the process, we would have to finance the additional slot machine purchases by using our revolving credit facility or separate financing arrangements for $5 to $10 million.

In Black Hawk, the $5 maximum bet restricts table games to a minimum and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market. The gaming authorities approved TITO systems in Colorado for Riviera on December 16, 2003 and we had 35 of our slot machines on the TITO system as of December 31, 2003. By the end of 2004 we anticipate that we will have approximately 450 slot machines, or 45% of our slot machines in Black Hawk, on TITO. Again, depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. If we accelerate the process, we would have to finance the additional slot machine purchases by using our revolving credit facility or separate financing arrangements for approximately $3 million.

We are continuing to seek regional diversification through our proposal to build a casino/hotel/entertainment complex in Jefferson County, Missouri. Our project would be located approximately 27 miles south of downtown St. Louis. We and three other candidates made a formal presentation before the Missouri Gaming Commission on March 31, 2004. On April 29, 2004, the Missouri Gaming Commission informed us that it would hold a public meeting on May 24, 2004 to continue its examination of proposals for new casinos in the St. Louis City metropolitan area. The meeting will be devoted to hearing from government officials from St. Louis City, St. Louis County and Jefferson County and from the public. We believe that our project is superior in that it generates substantial incremental revenue for the state and is located in an area, which the Commission Staff has previously identified as the preferred location for the next license. We anticipate that the Commission will make a decision sometime in July 2004.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.

                                      First Quarter     Incr/     % Incr/
                  (In Thousands)     2004      2003     (Decr)     (Decr)
                                     ----      ----     ------     ------

Net revenues:
   Riviera Las Vegas               $37,323    $35,735    $1,588      4.4%
   Riviera Black Hawk               13,137     11,756     1,381     11.7%
                                    ------     ------     -----
      Total Net Revenues           $50,460    $47,491    $2,969      6.3%
                                   =======    =======    ======

Income (Loss) from Operations
   Riviera Las Vegas                $5,672     $4,250    $1,422     33.5%
   Riviera Black Hawk                2,810      1,570     1,240     79.0%
                                     -----      -----     -----
   Property Income from Operations   8,482      5,820     2,662     45.7%
   Corporate Expenses              (1,108)    (1,111)         3      0.3%
                                   -------    -------         -
       Total Income from Operations $7,374     $4,709    $2,665     56.6%
                                    ======     ======    ======

Operating Margins
   Riviera Las Vegas                 15.2%     11.9%      3.3%
   Riviera Black Hawk                21.4%     13.4%      8.0%
    Consolidated                     14.6%      9.9%      4.7%

Riviera Las Vegas

Revenues

         Net revenues increased by approximately $1.6 million, or 4.4%, from $35.7 million in 2003 to $37.3 million in 2004 due primarily to increased hotel, food and beverage and entertainment revenues.

         Casino revenues decreased by approximately $807,000, or 5.3%, from $15.2 million during 2003 to $14.4 million during 2004 due to a 4.8% decrease in slot machine revenue. This decrease was due to lower slot coin-in, as the business mix of customers in the hotel rooms included more higher-rate convention customers in 2004, who generally gamble less than customers in other room categories. .

         Room revenue increased $1.3 million, or 11.7%, from $11.2 million in 2003 to $12.5 million in 2004 due to an increase in convention room revenue. Hotel occupancy increased to 94.9%, up from 92.0% in last year's first quarter and average daily room rate increased $5.10 from $61.84 in the first quarter of 2003 to $66.94 in 2004. Rev Par (revenue per available room) increased 11.6% or $6.58 to $63.50. Convention room nights for the quarter were up 11,600 room nights or 28.9 percent compared to the same period last year. Convention room rates are typically higher than internet or vacation room rates. Our refined internet strategy enabled us to achieve our desired balance of ADR and bookings. The increase in occupied room nights and change in occupancy mix also stimulated increases in the food and beverage and entertainment revenue centers.

         Entertainment revenues increased by approximately $265,000, or 6.1%, from $4.4 million during 2003 to $4.6 million during 2004 due primarily to a 17.4% increase in total tickets sold. Food and beverage revenues increased $923,000, or 14.2%, from $6.5 million in 2003 to $7.4 million in 2004 due primarily to our occupancy mix discussed above, banquets associated with conventions, increased buffet volume and price increases.

         Other revenues increased by approximately $97,000, or 5.3%, from $1.8 million during the first quarter of 2003 to $1.9 million during 2004 due primarily to increased ATM revenues. Promotional allowances increased by approximately $203,000, or 5.9%, from $3.5 million during 2003 to $3.7 million during 2004 primarily due to increases in comps related to higher hotel occupancy and related activity.

Costs and Expenses

         Rooms departmental costs and expenses increased by 8.7% in the quarter, as occupancy increased, requiring more variable labor costs. In addition, wage scale increases under the new union contracts contributed to the increased costs. Rooms department margins increased from 48% to 49%.

         Food and beverage departmental costs and expenses increased 13.5% in the quarter and margins remained relatively constant at approximately 27.5%.

Income from Operations

          Income from operations in Las Vegas increased $1.4 million, or 33.5%, from $4.3 million in 2003 to $5.7 million in 2004 due to the 4.4% increase in net revenues as explained above.

Riviera Black Hawk

Revenues

         Net revenues increased by approximately $1.4 million, or 11.7%, from $11.7 million in the first quarter of 2003 to $13.1 million in 2004 due primarily to increased casino revenue. Food and beverage revenues were approximately $1.4 million in 2004, of which $1.0 million was complimentary (promotional allowance). Casino revenue increased $1.5 million or 13.6%, from $11.1 million in 2003 to $12.6 million in 2004 primarily due to the continued strength of our marketing plan focused on profitably building slot revenues and market share. Also having a beneficial impact on results in the first quarter was better weather in February and March of this year compared the same period to last year. Our business levels were also helped by the construction disruption at a competing casino, resulting in more customers parking in our garage and playing in our casino, particularly on weekdays. Income from Operations

 Income from operations in Black Hawk, Colorado increased $1.2 million, or 79.0%, from $1.6 million in the first quarter of 2003 to $2.8 million in 2004 due to increased casino revenues as discussed above.

Consolidated Operations

Other Income (Expense)

                   Interest on our $215 million 11% Senior Secured Notes (the "11% Notes") of $5.9 million plus related amortization of loan fees and other financing costs resulted in total interest expense of approximately $6.3 million in the first quarter of 2004. Interest expense on equipment and other financing totaled approximately $540,000 for the quarter. Total interest expense was approximately $6.8 million in both periods.

           Corporate expenses remained relatively unchanged between the first quarters of 2003 and 2004.

Net Income (Loss)

            Net loss decreased $2.7 million, or 125.0%, from a net loss of $2.2 million in 2003 to net income of $540,000 in 2004 due primarily to increased operating income.

Liquidity and Capital Resources

At March 31, 2004, the Company had cash and cash equivalents of $21.7 million. The cash and cash equivalents increased $2.4 million during the first three months of 2004 compared to the first three months of 2003, as a result of $7.6 million of cash provided by operations, $2.4 million of cash outflow for investing activities primarily due to capital expenditures and $2.8 million outflow for financing activities primarily for repayment of debt. Cash balances include amounts that could be required to fund the Chief Executive Officer's pension obligation in a rabbi trust upon 5 days notice. (See Note 7 to the 2003 annual financial statements, Other Long-Term Liabilities included in Form 10K as filed with the SEC.) The Company continues to pay Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although there is no current intention on the part of Mr. Westerman to require this funding, under certain circumstances the Company might have to disburse approximately $5.9 million for this purpose in a short period.

Management believes that cash flow from operations, combined with the $21.7 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover the Company's debt service requirements and enable investment in budgeted capital expenditures for 2004 for both the Las Vegas and Black Hawk properties and provide initial investments in a potential project in Missouri.

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

At any time prior to June 15, 2005, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of 11% Notes at a redemption price of 111% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings; provided that:

       (1) at least 65% of the aggregate principal amount of the 11% Notes remains outstanding immediately after redemption (excluding 11% Notes held by the Company and its subsidiaries); and

       (2) the redemption occurs within 45 days of the date of the closing of such public equity offering.

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

      Year                                               Percentage
      2006 ................................................105.500%
      2007.................................................103.667%
      2008.................................................101.833%
      2009 and thereafter..................................100.000%

The 11% Notes contain certain covenants, which limit the ability of RHC and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries would be required to curtail or defer certain capital expenditure programs, which could have an adverse effect on operations.

At March 31, 2004, the Company believes that it is in compliance with the covenants of the 11% Notes and the $30 million revolving credit facility.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") has issued a proposed standard that will impact the accounting for share based payments. The standard, which is proposed to be effective for fiscal years beginning after December 15, 2004, would require that we recognize an expense for our share based payments, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities (revised December 2003), clarifying Interpretation No. 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in certain structures, commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of variable interest entities for periods ending after March 15, 2004. FIN 46R addresses the consolidation by business enterprises of variable interest entities under either of the following circumstances: (1) the entity does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or (2) the reporting company will hold a significant variable interest in, or have significant involvement with, such existing variable interest entity. The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our 2003 Form 10-K. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2003 Form 10-K filed on March 15, 2004.

American Stock Exchange

Riviera is traded on the American Stock Exchange ("AMEX") under the symbol RIV. Recent informal discussions with AMEX staff indicate that the Company may meet the standards of AMEX policy Sec. 1003(a). According to that policy, AMEX will not normally consider suspending dealings in or delisting the securities of a company which is below the earnings or net worth standards if the Company is in compliance with the following:



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


Forward Looking Statements

This report includes "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the

Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report as well as in the Company's most recent annual report on Form 10-K, and include the Company's substantial leverage, the risks associated with the possible expansion of the Company's business, as well as factors that affect the gaming industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of March 31, 2004, we had $218.8 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010, and capital leases maturing at various dates through 2005. Interest under the 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $705,000 in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%.

Average Interest Rate
(Amounts in                                                                          Fair Value
thousands)                  2004   2005     2006    2007   2008  Thereafter  Total   at 3/31/04

Long Term Debt Including
Current Portion

Equipment loans and
 capital leases Las Vegas  $1,066   $ 740   $ 645   $ 685  $ 109             $ 3,245    $ 3,245
Average interest rate        7.2%    6.4%    6.0%    6.0%   6.0%

 11% Senior Secured Notes                                         $215,000  $215,000   $226,825
Less unamortized discount                                           (2,511)  (2,511)     (2,511)
Average interest rate                                                11.8%

Capital leases
 Black Hawk, Colorado      $1,718   $ 658                                    $ 2,376    $ 2,376
Average interest rate       10.8%   10.8%

Special Improvement
 District Bonds
 Black Hawk, Colorado        $ 54   $ 116   $ 124   $ 129  $ 137     $ 145     $ 705      $ 705
Average interest rate        5.5%    5.5%    5.5%    5.5%   5.5%      5.5%

Total all long-term debt   $2,838 $ 1,514   $ 769   $ 814  $ 246  $212,634  $218,815   $230,640

Other Long-Term Liabilities
including Current Portion

CEO pension plan obligation  $750  $1,000  $1,000  $1,000 $1,000    $1,173    $5,923     $5,923
Average interest rate       11.8%   11.8%   11.8%   11.8%  11.8%     11.8%


Item 4.       Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act as of the end of the period covered by this quarterly report. Based on such evaluation, those officers have concluded that, as of that date and of such period, our disclosure controls and procedures are effective.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See list of exhibits on page 24.

         (b) During the first quarter of 2004, the Company filed reports on Form 8-K on February 2 (Items 5 and 7) and February 10 (Items 7,9 and 12). The February 10 filing included summary financial information for the Company's fourth quarter 2003.

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


                                  RIVIERA HOLDINGS CORPORATION


                                  By: /s/ William L. Westerman
                                  William L. Westerman
                                  Chairman of the Board and
                                  Chief Executive Officer

                                  By: /s/ Duane Krohn
                                  Duane Krohn
                                  Treasurer and
                                  Chief Financial Officer


                                  Date: May 7, 2004

                                    Exhibits



Exhibits:


31.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2 Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.