Form 10-Q
period 2004-06-30
RIVIERA HOLDINGS CORP
filed 2004-08-10
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004
                              -----------------------------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from           to
                               --------      ----------

                        Commission file number  000-21430
                                               ----------

                            Riviera Holdings Corporation
                           -----------------------------
                (Exact name of Registrant as specified in its charter)

     Nevada                                                     88-0296885
---------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                 89109
-------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,
  including area code                                       (702) 794-9527
---------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

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
Yes       No
    ----    -------

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2004, there were 3,614,585 shares of Common Stock, $.001 par value per share, outstanding.


                 RIVIERA HOLDINGS CORPORATION
                           INDEX

                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                     2

Condensed Consolidated Balance Sheets (Unaudited) at June  30, 2004 and
December 31, 2003                                                           3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Six Months ended June 30, 2004 and 2003                           4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three and Six Months ended  June 30, 2004 and 2003                          5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    12

Item 3. Quantitative and Qualitative Disclosures about Market Risk         23

Item 4. Controls and Procedures                                            24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  24

Item 4. Submission of Matters to a Vote of Security Holders                24

Item 6. Exhibits and Reports on Form 8-K                                   24

Signature Page                                                             25

Exhibits                                                                   26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of operations and of cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review, in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

July 19, 2004
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)           June 30       December 31
------------------------------------------------------------------------
                                                 2004          2003
ASSETS                                        (unadited)
CURRENT ASSETS:
   Cash and cash equivalents                   $ 19,679      $ 19,344
   Accounts receivable, net                       2,292         2,990
   Inventories                                    1,937         2,026
   Prepaid expenses and other assets              3,253         3,001
                                            ------------  ------------
       Total current assets                      27,161        27,361

PROPERTY AND EQUIPMENT, Net                     179,151       180,293
OTHER ASSETS, Net                                10,796        11,438
DEFERRED INCOME TAXES                             2,446         2,446
                                            ------------  ------------

TOTAL                                         $ 219,554     $ 221,538
                                            ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Current portion of long-term debt            $ 2,199       $ 3,750
   Accounts payable                               9,234         8,072
   Line of Credit                                               2,000
   Accrued interest                               1,071         1,096
   Accrued expenses                              14,864        14,870
                                            ------------  ------------
     Total current liabilities                   27,368        29,788
                                            ------------  ------------
OTHER LONG-TERM LIABILITIES                       5,252         5,912
                                            ------------  ------------
LONG-TERM DEBT, Net of current portion          215,547       215,875
                                            ------------  ------------

SHAREHOLDERS'  DEFICIENCY:
Common stock ($.001 par value;
 20,000,000 shares authorized; 5,170,608
 and 5,166,208 shares issued at June 30, 2004
 and  December 31, 2003, respectively)                5             5
Additional paid-in capital                       13,751        13,733
Treasury stock (1,682,358 shares
 and 1,687,957 shares at June 30, 2004 and
 December 31, 2003, respectively)               (11,283)      (11,320)

   Accumulated Deficit                          (31,086)      (32,455)
                                            ------------  ------------
      Total stockholders' deficiency            (28,613)      (30,037)
                                            ------------  ------------
TOTAL                                         $ 219,554     $ 221,538
                                            ============  ============
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
 OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED
 JUNE 30, 2004 AND 2003                  Three Months Ended    Six Months Ended
(In thousands, except per share amounts)      June 30,             June 30,
-------------------------------------------------------------------------------
REVENUES:                                 2004      2003       2004      2003
  Casino                                 29,550    27,091     56,629    53,468
  Rooms                                  11,679    11,229     24,217    22,454
  Food and beverage                       9,066     8,529     17,866    16,542
  Entertainment                           5,571     4,471     10,227     8,870
  Other                                   2,119     2,059      4,166     4,010
                                      ---------- --------- ---------- ---------
            Total revenues               57,985    53,379    113,105   105,344
   Less promotional allowances            5,191     5,051      9,851     9,525
                                      ---------- --------- ---------- ---------
            Net revenues                 52,794    48,328    103,254    95,819
                                      ---------- --------- ---------- ---------
COSTS AND EXPENSES:
 Direct costs and expenses of
  operating departments:
    Casino                               13,782    13,897     27,336    27,967
    Rooms                                 6,656     6,491     13,020    12,344
    Food and beverage                     6,166     5,749     11,967    11,053
    Entertainment                         3,725     2,919      6,777     5,875
    Other                                   724       709      1,439     1,358
Other operating expenses:
    General and administrative           10,824     9,980     21,076    19,700
    Depreciation and amortization         3,354     4,151      6,702     8,381
                                      ---------- --------- ---------- ---------
            Total costs and expenses     45,231    43,896     88,317    86,678
                                      ---------- --------- ---------- ---------
INCOME FROM OPERATIONS                    7,563     4,432     14,937     9,141
                                      ---------- --------- ---------- ---------
OTHER (EXPENSE) INCOME :
Interest expense                         (6,738)   (6,879)   (13,578)  (13,760)
Interest income                               4        11         10        24
                                      ---------- --------- ---------- ---------
     Total other expense                 (6,734)   (6,868)   (13,568)  (13,736)
                                      ---------- --------- ---------- ---------
INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES                  829    (2,436)     1,369    (4,595)
PROVISION (BENEFIT) FOR INCOME TAXES          0         0          0         0
                                      ---------- --------- ---------- ---------

NET  INCOME (LOSS)                        $ 829  $ (2,436)   $ 1,369  $ (4,595)
                                      ========== ========= ========== =========
INCOME (LOSS) PER SHARE DATA:
Income (Loss) per share:
   Basic                                 $ 0.24   $ (0.70)    $ 0.39   $ (1.32)
                                      ---------- --------- ---------- ---------
   Diluted                               $ 0.23   $ (0.70)    $ 0.38   $ (1.32)
                                      ---------- --------- ---------- ---------
Weighted-average common shares
 outstanding                              3,488     3,474      3,487     3,471
                                      ---------- --------- ---------- ---------
Weighted-average common and common
 equivalent shares                        3,672     3,474      3,610     3,471
                                      ---------- --------- ---------- ---------
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                              Three Months Ended    Six Months Ended
FOR THE THREE AND SIX MONTHS ENDED
  JUNE 30, 2004 AND 2003                       June 30,            June 30,
                                           2004      2003      2004       2003
                                         --------- --------- --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                            $829   ($2,436)   $1,369   ($4,595)
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    Depreciation  and amortization          3,354     4,151     6,702     8,381
    Provision for bad debts                  (108)       75       (32)      155
    Provision for gaming discounts              9         7         9         7
    Interest expense                        6,738     6,879    13,578    13,760
    Interest paid                         (12,039)  (12,077)  (12,257)  (12,388)
    Changes in operating assets
     and liabilities:
      Decrease in accounts receivable       2,816     1,126       721       901
      Decrease in inventories                  32        99        89       283
      Decrease (increase) in prepaid
        expenses and other assets             350        86      (252)      115
      Increase (decrease) in accounts
        payable                               654       161     1,162      (544)
      Increase (decrease) in accrued
        liabilities                           226      (696)       (7)   (1,902)
      Increase (decrease) in deferred
        compensation plan liability             1         4      (155)       12
      Decrease in non-qualified
        pension plan obligation to
        CEO upon retirement                  (420)     (365)     (838)     (490)
                                         --------- --------- --------- ---------
       Net cash provided by (used in)
         operating  activities              2,442    (2,986)   10,089     3,695
                                         --------- --------- --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas,
        Nevada                             (2,592)     (344)   (4,240)     (783)
      Capital expenditures - Black Hawk,
        Colorado                             (714)     (174)   (1,307)     (450)
      Increase in other assets                (16)     (172)     (181)     (375)
                                         --------- --------- --------- ---------
       Net cash (used in) investing
        activities                         (3,322)     (690)   (5,728)   (1,608)
                                         --------- --------- --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term borrowings     (1,170)     (828)   (2,081)   (1,689)
      Payments on LOC                                          (2,000)
      Increase in paid-in capital              18         0        18        52
      Purchase of deferred comp treasury
        stock                                   0         0        37        (7)
      Issuance of restricted stock              0         0         0        25
                                         --------- --------- --------- ---------
        Net cash  (used in) financing
          activities                       (1,152)     (828)   (4,026)   (1,619)
                                         --------- --------- --------- ---------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                             (2,032)   (4,504)      335       468

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                             $ 21,711  $ 25,192  $ 19,344  $ 20,220
                                         --------- --------- --------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD $ 19,679  $ 20,688  $ 19,679  $ 20,688
                                         ========= ========= ========= =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING ACTIVITIES:
  Property acquired with debt and
   accounts payable                        $865       $101      $865      $101
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

On March 15, 2002, Riviera Gaming Management of New Mexico, Inc. ("RGM New Mexico") was incorporated in the State of New Mexico as a wholly owned subsidiary of RHC. We filed an application with the New Mexico Racing Commission in March of 2002 for a "racino" in Hobbs, New Mexico. We and three other prospective licensees made presentations to the Commission in November of 2003. The Commission awarded the racino license to one of the other applicants and we wrote off $1.3 million of costs associated with the project in the fourth quarter of 2003.

On June 5, 2002, Riviera Gaming Management of Missouri, Inc. ("RGM Missouri") was incorporated in the State of Missouri a wholly owned subsidiary of RHC to develop a casino project in Jefferson County, Missouri, approximately 27 miles south of the center of St. Louis, Missouri. In July 2004 the Missouri Gaming Commission indicated that it will need more time to evaluate the six competing proposals for additional casino licenses in the St. Louis area and to render a decision on whether to select one or more applications as a priority for investigation. We believe that a more thorough evaluation of all current proposals will further differentiate our project from the other proposals. Studies have consistently shown that a casino entertainment complex in Jefferson County would provide the most incremental benefit to the State of Missouri and to the local host community. We are encouraged by the overwhelming support we continue to receive from Jefferson County residents and local government officials.

Casino operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies. Management believes that the Company's procedures comply, in all material respects the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The consolidated financial statements include the accounts of RHC, its wholly-owned subsidiary ROC, and various direct or indirect wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial information at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited. However, such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the six month periods ended June 30, 2004 and 2003, respectively, are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K.

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three and six months ended June 30, 2003 since the Company incurred a net loss. The number of potentially dilutive options was 12,000 and 18,000 for the three and six months ended June 30, 2004 and 446,500 and 446,500 for the three and six months ended June 30, 2003.

Income Taxes

The cash flow projections used by the Company in the application of Statement of Accounting Financial Standards ("SFAS") No. 109 for the realization of deferred tax assets indicate that a valuation allowance should be recorded on the tax benefits earned by the Company in 2003. The Company's results of operations for the quarter and six months ended June 30, 2004 indicated that a portion of the deferred tax asset would be realized. As such, an adjustment to the valuation allowance of $290,150 for the quarter and $479,150 for the first six months were recorded to offset income tax expense. The estimates used to determine the remaining valuation allowance are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how the Company operates the business, changes in the labor market or economic downturns in the areas where the Company operates.

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

Stock-Based Compensation

As of June 30, 2004, the Company has two stock-based employee compensation plans. The effect of stock options in the income statement is reported in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for unissued stock options in the stock option plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

No compensation cost has been recognized for unexercised options remaining in the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards consistently with the provisions of SFAS No. 123 (using an intrinsic value method), the Company's net income (loss) and pro forma net income (loss) per common share and common share equivalent would have been decreased to the pro forma amounts indicated below for three and six months ended June 30 (in thousands, except per share amounts):

                                           Three months ended  Six months ended
                                                 June 30,        June 30,
                                            2004     2003    2004     2003
                                           ------   ------  -----    ------
Net income (loss) as reported              $ 829  $ (2,436) $1,369  $(4,595)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value-based methods for awards net
  of related tax effects                     (51)      (57)   (101)    (117)
                                            -----   -------  ------   ------
Net income (loss) pro forma                $ 778   $(2,493) $1,268  $(4,712)
                                            -----  -------- ------- --------
Basic income (loss) per common share-as
  reported                                 $0.24    $(0.70)  $0.39   $(1.32)
Basic income (loss) per common share-
  pro forma                                $0.22    $(0.72)  $0.36   $(1.36)
Diluted income (loss) per common and common
  share equivalent as reported             $0.23    $(0.70)  $0.38   $(1.32)
Diluted income (loss) per common and common
  share equivalent pro forma               $0.21    $(0.72)  $0.35   $(1.36)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003 respectively: dividend yield of 0% for both years; expected volatility of 32.3% and 52%; risk-free interest rates of 2.25% and 2.27%; and expected lives of 10 years for all years. The weighted fair value of options granted in 2004 and 2003 was $4.09 and $2.69, respectively.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") has issued a proposed standard that will impact the accounting for share-based payments. The standard, which is proposed to be effective for fiscal years beginning after December 15, 2004, would require that we recognize an expense for our share-based payments, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities (revised December 2003), clarifying Interpretation No. 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in certain structures, commonly referred to as special-purpose entities, for periods ending after December 15, 2003, and, for other types of variable interest entities, for periods ending after March 15, 2004. FIN 46R addresses the consolidation by business enterprises of variable interest entities under either of the following circumstances: (1) the entity does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or (2) the reporting company will hold a significant variable interest in, or have significant involvement with, such variable interest entity. The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

2. OTHER ASSETS

Other assets at June 30, 2004 and 2003 include deferred loan fees of approximately $8.5 million and $10.1 million, respectively, associated with the 2002 refinancing of the Company's debt and capitalized costs of approximately $600,000 associated with the RGM Missouri proposed venture. RGM Missouri is an unrestricted subsidiary of RHC (as defined in the Company's loan documents).

3. LONG-TERM DEBT AND COMMITMENTS

On June 26, 2002, we issued 11% Senior Secured Notes with a principal amount of $215 million, substantially all of which were later exchanged for our Securities Act of 1933-registered Notes with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount in the amount of $3.2 million. The discount is being amortized over the life of the 11% Notes. The Company incurred fees of approximately $9.3 million with the issuance of the 11% Notes, which are included in other assets and are being amortized to interest expense over the life of the indebtedness.

Effective July 26, 2002, we entered into a $30 million, five-year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR -derived rate. There were no advances outstanding on this revolver at June 30, 2004. The Company incurred loan fees of approximately $1.5 million which are being expensed over the life of the arrangement.

4. LEGAL PROCEEDINGS

The Company is a party to several routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

5. STOCK REPURCHASES

There were no shares of treasury stock purchased by the Deferred Compensation Plan (the "Plan") during the six months ended June 30, 2004 and 1,703 shares purchased at $4.27 per share during the six months ended June 30, 2003. The Plan distributed 5,569 shares to participants during the six months ended June 30, 2004 as required by the terms of the Plan.

6. ISSUANCE OF RESTRICTED STOCK

There were no shares of our stock issued under the Restricted Stock Plan for executive compensation during the six months ended June 30, 2004 and 5,435 restricted shares issued at $4.60 per share during the six months ended June 30, 2003.

7. GUARANTOR INFORMATION

The 11% Notes and the $30 million line of credit are guaranteed by our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RGM Missouri and RGM New Mexico are unrestricted subsidiaries and are not guarantors of the 11% Notes. Their financial position and results of operations are not material to the Company's consolidated financial position or results of operations.

8. SEGMENT DISCLOSURES

The Company determines its segments based upon review process of the chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by the chief decision maker is EBITDA as defined below. All intersegment revenues have been eliminated.

                                Three months ended       Six months ended
                                    June 30,                June 30,
(Dollars in thousands)         2004       2003         2004         2003
Net revenues:
  Riviera Las Vegas          $39,437     $36,027      $76,760      $71,762
  Riviera Black Hawk          13,357      12,301       26,494       24,057
                         ------------  ----------  -----------    ---------
      Total net revenues    $ 52,794    $ 48,328    $ 103,254     $ 95,819
                         ============  ==========  ===========    =========

Income (loss) from
operations:
  Riviera Las Vegas           $6,171      $3,703      $11,843       $7,953
  Riviera Black Hawk           2,796       2,034        5,606        3,604
  Corporate Expenses          (1,404)     (1,305)      (2,512)      (2,416)
                         ------------  ----------  -----------    ---------
       Total income from
         operations           $7,563      $4,432      $14,937       $9,141
                         ============  ==========  ===========    =========

EBITDA (1):
  Riviera Las Vegas           $8,056      $6,378      $15,643      $13,403
  Riviera Black Hawk           4,265       3,510        8,508        6,535
  Corporate Expenses          (1,404)     (1,305)      (2,512)      (2,416)
                         ------------  ----------  -----------    ---------
       Total EBITDA          $10,917      $8,583      $21,639      $17,522
                         ============  ==========  ===========    =========

EBITDA margins (2):
  Riviera Las Vegas            20.4%       17.7%        20.4%        18.7%
  Riviera Black Hawk           31.9%       28.5%        32.1%        27.2%
                         ------------  ----------  -----------    ---------
      Total  EBITDA            20.7%       17.8%        21.0%        18.3%
                        =============  ==========  ===========    =========

(1)EBITDA consists of earnings before interest, income taxes, depreciation, and amortization. EBITDA is presented solely as a supplemental disclosure because management believes that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. Management uses property-level EBITDA (EBITDA before corporate expense) as the primary measure of the Company's business segment properties' performance, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in EBITDA. Also, other companies that report EBITDA information may calculate EBITDA in a different manner than the Company. A reconciliation of EBITDA to net income (loss) is included in the following financial schedules.

(2) EBITDA margin is EBITDA as a percent of net revenues.

Riviera Holdings Corporation
Reconciliation of Net Income (Loss) to EBITDA
       ($ in 000's)
                  Net Income Income  Net Interest  Operating             Management
                    (Loss)    Tax     Expense(5) Income/(Loss) Depreciation  Fee EBITDA
Second Quarter
2004
Riviera Las Vegas  $4,006   $ 2,130     $ 35   $ 6,171     $ 2,357   $ (472)  $8,056
Riviera Black Hawk    805    -         1,991     2,796         997      472    4,265
Corporate          (3,982)   (2,130)   4,708    (1,404)    -          -        (1,404)
                  ------------------------------------------------------------------
                    $ 829    -       $ 6,734   $ 7,563     $ 3,354    -      $10,917
                  -------------------------------------------------------------------
Second Quarter
2003
Riviera Las Vegas  $2,317   $ 1,343     $ 43   $ 3,703     $ 3,059   $ (384)  $6,378
Riviera Black Hawk    (22)   -         2,056     2,034       1,092      384    3,510
Corporate          (4,731)   (1,343)   4,769    (1,305)    -          -        (1,305)
                  ------------------------------------------------------------------
                  $(2,436)   -       $ 6,868   $ 4,432     $ 4,151    -       $8,583
                  -------------------------------------------------------------------
Six Months ended
June 30, 2004
Riviera Las Vegas  $7,642   $ 4,114     $ 87  $ 11,843     $ 4,724   $ (924) $15,643
Riviera Black Hawk  1,608    -         3,998     5,606       1,978      924    8,508
Corporate          (7,881)   (4,114)   9,483    (2,512)    -          -        (2,512)
                  -------------------------------------------------------------------
                   $1,369    -      $ 13,568  $ 14,937     $ 6,702    -      $21,639
                  -------------------------------------------------------------------
Six Months ended
June 30, 2003
Riviera Las Vegas  $4,980   $ 2,888     $ 85   $ 7,953     $ 6,180   $ (730) $13,403
Riviera Black Hawk   (512)   -         4,116     3,604       2,201      730    6,535
Corporate          (9,063)   (2,888)   9,535    (2,416)    -          -        (2,416)
                  -------------------------------------------------------------------
                  $(4,595)   -      $ 13,736   $ 9,141     $ 8,381    -      $17,522
                  -------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Colorado ("Riviera Black Hawk").

Our capital expenditures for Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for our customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions. In addition, we are in the process of updating our gaming monitoring computer systems, including the capability for "ticket-in/ticket-out" ("TITO") on our slot machines. As of July 31, 2004 substantially all of our slot machines had been converted to the new gaming monitoring system. At July 31, 2004 approximately 320 of our slot machines were on a temporary EZ Pay TITO System. During the second half of 2004, we will be converting those machines and adding approximately 240 additional slot machines to our new system. By the end of 2004 we anticipate that we will have 560 slot machines or approximately 40% of our slot machines in Las Vegas, on TITO. Depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. If we accelerate the process, we would have to finance the additional slot machine purchases by using our revolving credit facility or separate financing arrangements for $5 to $10 million.

In Black Hawk, the $5 maximum bet restricts table games to a minimum and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market. The gaming authorities approved TITO systems in Colorado for Riviera on December 16, 2003 and we had 360 of our slot machines on the TITO system as of July 31, 2004. By the end of 2004 we anticipate that we will have approximately 500 slot machines, or 50% of our slot machines in Black Hawk, on TITO. Again, depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. If we accelerate the process, we would have to finance the additional slot machine purchases by using our revolving credit facility or separate financing arrangements for approximately $3 million.

We are continuing to seek regional diversification through our proposal to build a casino/hotel/entertainment complex in Jefferson County, Missouri. Our project would be located approximately 27 miles south of downtown St. Louis. We and three other candidates made a formal presentation before the Missouri Gaming Commission on March 31, 2004. On May 24, 2004, the Missouri Gaming Commission held a public meeting to continue its examination of proposals for new casinos in the St. Louis City metropolitan area. The meeting was primarily devoted to hearing from government officials from St. Louis City, St. Louis County and Jefferson County and from the public. In addition, we presented a St. Louis Gaming Market Assessment Study and proposed to take a minority position in a project in the City of St. Louis in exchange for giving up a minority position in the Riviera Jefferson County, Missouri project. In July 2004 the Missouri Gaming Commission indicated that it will need more time to evaluate the six competing proposals for additional casino licenses in the St. Louis area and to render a decision on whether to select one or more applications as a priority for investigation. We believe that a more thorough evaluation of all current proposals will further differentiate our project from the other proposals. Studies have consistently shown that a casino entertainment complex in Jefferson County would provide the most incremental benefit to the State of Missouri and to the local host community. We are encouraged by the overwhelming support we continue to receive from Jefferson County residents and local government officials.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.

                                           Second Quarter    Incr/     % Incr/
                  (In Thousands)         2004        2003   (Decr)      (Decr)
                                         ----        ----   ------      ------

Net revenues:
   Riviera Las Vegas                  $39,437     $36,027    $3,410      9.5%
   Riviera Black Hawk                  13,357      12,301     1,056      8.6%
                                       ------      ------     -----
      Total Net Revenues              $52,794     $48,328    $4,466      9.2%
                                      =======     =======    ======

Income (Loss) from Operations
   Riviera Las Vegas                   $6,171      $3,703    $2,468     66.6%
   Riviera Black Hawk                   2,796       2,034       762     37.5%
                                        -----       -----       ---
   Property Income from Operations      8,967       5,737     3,230     56.3%
   Corporate Expenses                 (1,404)     (1,305)      (99)     -7.6%
                                      -------     -------      ----
       Total Income from Operations    $7,563      $4,432    $3,131     70.6%
                                       ======      ======    ======


Operating Margins
   Riviera Las Vegas                    15.6%      10.3%      5.3%
   Riviera Black Hawk                   20.9%      16.5%      4.4%
    Consolidated                        14.3%      9.2%       5.1%

Riviera Las Vegas

Revenues

         Riviera Las Vegas is following the trend on the Las Vegas Strip with net revenues increasing $3.4 million or 9.5 percent in the second quarter compared to the same period last year.

         Casino revenues were up 8 percent over the second quarter of last year, as the business mix of customers in the hotel rooms and attending shows included more affinity groups (pool players and similar groups) with a better gaming profile. We have invested $2.3 million in new slot machines this year and we had our new slot monitoring system installed on approximately 80 percent of our machines as of the end of the quarter. The system was connected to substantially all of our slot machines by the end of July 2004 and we anticipate that we will have approximately 560 machines (40 percent) converted to ticket-in, ticket-out technology by the end of the year.

         Room revenue increased $450,000, or 4.0%, from $11.2 million in 2003 to $11.7 million in 2004 due to an increase in convention room nights. Hotel occupancy increased to 95.3%, up from last year's 93.4% and average daily room rate increased $2.19 from $60.44 in 2003 to $62.63 in 2004. Rev Par (revenue per available room) increased 5.8% or $3.27 to $59.70. Convention room nights represented 34.0% of total occupancy and 42 percent of the revenue, as the ADR was over $80 for this sector of our business. Las Vegas city-wide convention room nights, through May 2004, increased by 12.9% compared to the prior year while leisure room nights increased by 5.9% over the same period. Average airline seat capacity has grown by approximately 10,000 seats during the last twelve months. Total air passengers have increased by 15.4% over the same period. This has stimulated market demand, increased room sales activity and improved convention block pick up and attendance. The increase in daily seat capacity translates into a potential 15,000 additional occupied room nights per day in the Las Vegas market (two persons per room staying three nights). If every additional seat were sold, the demand created would fill approximately 10 percent of the available hotel rooms in Las Vegas.

         Food and beverage revenue increased $575,000, or 8.1%, from $7.1 million in 2003 to $7.6 million in 2004 primarily due to increased hotel and casino activity.

         Entertainment revenue increased $1.2 million, or 26.7%, from $4.4 million in 2003 to $5.6 million in 2004 primarily due to an increase of 50,000 show tickets sold this quarter compared to the same quarter last year. This additional traffic flow also enhanced casino revenues.

         Promotional allowances increased by approximately $104,000, or 2.6%, from $4.0 million during 2003 to $4.1 million during 2004 primarily due to increases in complimentaries (promotional allowances) related to increased casino activity.

Costs and Expenses

         Food and beverage departmental costs and expenses increased by 10.0% in the 2004 quarter, due primarily to increased activity in this area.

         Entertainment departmental costs and expenses increased by 30.5% in the quarter, due primarily to increased show ticket sales.

Income from Operations

         Income from operations in Las Vegas increased $2.5 million, or 66.6%, from $3.7 million in 2003 to $6.2 million in 2004 due to the $3.4 million or 9.5% increase in net revenues as explained above and a $700,000 decrease in depreciation expenses due to assets becoming fully depreciated.

Riviera Black Hawk

Revenues

         Net revenues increased by approximately $1.1 million, or 8.6% from $12.3 million in 2003 to $13.4 million in 2004. Food and beverage revenues were approximately $1.4 million in 2004, of which $1.1 million was complimentary (promotional allowance). The second quarter benefited from the continued strength of our marketing programs. Also the Black Hawk market continued to grow during the quarter as the result of improved economic conditions in the Denver Metro area.

         The Riviera slot volume as measured by coin-in increased by 17.0% or $42 million during the second quarter. Our share of the Black Hawk market increased to 13.2%. Our fair share increased to 127%, the sixth consecutive quarter we have shown improvement in fair share. (Fair share is the relationship between the volume (coin-in) in the market and the number of slot machines in the market, compared to the Riviera volume and number of machines.) We believe there were several factors impacting second quarter results:

              o First and foremost is the continued strength of our marketing plan. We believe we are efficiently spending our Marketing Dollars as evidenced by the fact that, even though we are aggressively growing revenues and market share, our marketing expense as a percentage of revenues remains the same.

              o Our marketing department placed special emphasis on building midweek business during the second quarter, which resulted in a 21% gain in slot volume during this traditionally softer period of the week.

              o We continue to modernize our slot product. Currently about 36% of our slot equipment is equipped with ticket-in, ticket-out technology. We expect to be about 50% ticket-in, ticket-out by year end.

         It is encouraging to note that gaming revenues in the Black Hawk/Central City Market grew by 1.6 % during the second quarter. Black Hawk itself grew by 2.1%. We expect modest growth to continue during the balance of the year as the local economy continues to improve.

         The only negative we see over the remainder of this year is scheduled to occur in September and October when the Colorado Department of Transportation will be closing a segment of HWY 119 for about four weeks for bridge repairs. HWY 119 is a major route into the Black Hawk area.

         A study commissioned by the Black Hawk Casino Association estimated that the closure of HWY 119 for four weeks would result in about a 9% decline in visitor volume to the Black Hawk market during this period. We believe we can overcome most, if not all, of the projected decline in September business with increases that we are already experienced in July and anticipate seeing in August.

         We are taking a pro-active stance by providing maps and advising our customers of alternative routes to take during this period in our mailings. We are also planning to offer special incentives to attract additional customer visits to help mitigate the negative impact of the road closure.

Income From Operations

         Income from operations in Black Hawk, Colorado increased $762,000, or 37.5%, from $2.0 million in 2003 to $2.8 million in 2004 due to the $1.1 million increase in net revenues. Our operating margins increased from 16.5% in the second quarter of 2003 to 20.9% in the second quarter of 2004. We were able to bring over 70% of our increase in revenues to Income From Operations.

Consolidated Operations

Other Income (Expense)

        Corporate expenses increased $99,000 or 7.6% from $1.3 million in 2003 to $1.4 million in 2004 as a result of additional professional fees and costs associated with our plans for a Missouri project. Interest expense decreased $141,000, or 2.0%, as a result of decreased interest on equipment financing.

Net Income (Loss)

        Net income increased $3.3 million from a net loss of $2.4 million in 2003 to net income of $829,000 in 2004 due primarily to increased net revenues and $800,000 less depreciation in the quarter.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Operating Income includes intercompany management fees.

                                    Six Months Ended          % Incr/
                                                       Incr/    Incr/
          (In Thousands)             2004     2003    (Decr)   (Decr)
                                     ----     ----    ------   ------

Net revenues:
   Riviera Las Vegas                $76,760  $71,762   $4,998    7.0%
   Riviera Black Hawk                26,494   24,057    2,437   10.1%
                                     ------   ------    -----
      Total Net Revenues           $103,254  $95,819   $7,435    7.8%
                                   ========  =======   ======

Income (Loss) from Operations
   Riviera Las Vegas                $11,843   $7,953   $3,890   48.9%
   Riviera Black Hawk                 5,606    3,604    2,002   55.5%
                                      -----    -----    -----
   Property Income from Operations   17,449   11,557    5,892   51.0%
   Corporate Expenses               (2,512)  (2,416)     (96)   -4.0%
                                    -------  -------     ----
       Total Income from Operations $14,937   $9,141   $5,796   63.4%
                                    =======   ======   ======


Operating Margins
   Riviera Las Vegas                 15.4%     11.1%    4.3%
   Riviera Black Hawk                21.2%     15.0%    6.2%
    Consolidated                     14.5%      9.5%    5.0%

Riviera Las Vegas

Revenues

         Net revenues increased approximately $5.0 million, or 7.0%, from $71.8 million in 2003 to $76.8 million in 2004 due primarily to increased revenues in all areas.

         Casino revenues increased by approximately $436,000, or 1.4%, from $30.7 million in 2003 to $31.1 million during 2004 primarily due to a increase of $538,000 or 8.8% in table game revenue. The increase in table games drop (volume) accounted for $118,000 of the increase, while the increase in hold percentage of 1.2% represented $427,000 of the increased revenues.

         Room revenue increased $1.8 million, or 7.9%, from $22.5 million in 2003 to $24.2 million in 2004 due to an increase in convention room nights and an overall increase in average room rate. Hotel occupancy increased to 95.0%, up from last year's 92.7% and average daily room rate increased $3.64 to $64.77 in 2004 from $61.13 in 2003. Rev Par (revenue per available room) increased 8.7% or $4.92 to $61.59. We believe airline seat capacity increases and the general improvement of the economy are driving these increases.

         Food and beverage revenues increased $1.5 million, or 11%, from $13.6 million in 2003 to $15.1 million in 2004 due to increased average check in all our outlets.

         Entertainment revenues increased by approximately $1.4 million, or 16.4%, from $8.8 million during 2003 to $10.2 million during 2004 due primarily to a 27% increase in ticket sales. The increased traffic flow also enhanced casino revenues.

         Promotional allowances increased by approximately $307,000 or 4.1%, from $7.5 million during 2003 to $7.8 million during 2004 primarily due to increases in comps related to higher casino and convention activity.

Costs and Expenses

         Casino expenses decreased $883,000 or 5.2% from $17.0 million in 2003 to $16.1 million in 2004 due to reduced casino marketing costs of approximately $500,000 and payroll reductions of approximately $400,000.

         Rooms departmental costs and expenses increased by 5.5% as occupancy increased, requiring more variable labor costs. In addition, wage scale increases under the renewed union contracts contributed to the increased costs.

         Food and beverage costs increased $1.2 million, or 11.7%, as a result of increased covers in all outlets.

         Entertainment costs increased $983,000, or 17.0%, as a result of increased show ticket sales.

Income from Operations

          Income from operations in Las Vegas increased $3.9 million, or 48.9%, from $8.0 million in 2003 to $11.8 million in 2004 based on increased net revenues of $5.0 million and a decrease in depreciation of approximately $1.5 million due to assets becoming fully depreciated.

Riviera Black Hawk

Revenues

         Net revenues increased by approximately $2.4 million, or 10.1%, from $24.1 million in 2003 to $26.5 million in 2004. Casino revenues increased $2.7 million, or 12.0%, from $22.8 million in 2003 and $25.5 million in 2004.

         Riviera Black Hawk continues to refine its marketing efforts by constantly measuring the success rates of its programs, while monitoring the offerings of competitors. The operation is attempting to strike a balance between player incentives, gaming product, food offerings and entertainment as its primary marketing programs.

Income from Operations

         Income from operations in Black Hawk, Colorado increased $2.0 million, or 55.5%, from $3.6 million in 2003 to $5.6 million in 2004 as a result of refining direct marketing and promotional programs for the casino to match the economic conditions in the Denver area.

Consolidated Operations

Other Income (Expense)

          Interest expense decreased $182,000 due to reduced interest associated with equipment financing. Interest expense on the $215 million 11% Senior Secured Notes issued by the Company (the "11% Notes") of $11.8 million plus related amortization of loan fees and other financing costs totaled approximately $13.0 million in 2004. Interest expense on equipment and other financing totaled approximately $578,000 for the first six months of 2004.

         Interest income decreased $14,000 from $24,000 in 2003 to $10,000 in 2004 as a result of the lower cash balances available for investment and low interest rates.

Net Income (Loss)

          Net income increased $6.0 million from a net loss of $4.6 million in 2003 to net income of $1.4 million in 2004 due primarily to the $5.8 million increase in operating income and the $182,000 decrease in net interest costs.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash and cash equivalents of $19.7 million. The cash and cash equivalents increased $335,000 during the first six months of 2004, as a result of $10.0 million of cash provided by operations, $5.7 million of cash outflow for investing activities and $4.0 million outflow for financing activities. Cash balances include amounts that could be required to fund the Chief Executive Officer's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the 2003 annual consolidated financial statements, Other Long-Term Liabilities included in Form 10-K as filed with the Securities and Exchange Commission (the "SEC"). The Company continues to pay Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although there is no current intention to require this funding, under certain circumstances the Company might have to disburse approximately $5.7 million for this purpose in a short period.

Management believes that cash flow from operations, combined with the $19.7 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the balance of 2004 for both the Las Vegas ($3.8 million) and Black Hawk ($1.5 million) properties and provide initial investments in the potential project in Missouri.

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

                  Year                    Percentage
                  ----                    ----------
                  2006 ....................105.500%
                  2007.....................103.667%
                  2008.....................101.833%
                  2009 and thereafter......100.000%

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

At June 30, 2004, the Company believes that it is in compliance with the covenants of the 11% Notes and the $30 million revolving credit facility.

Las Vegas Land Valuation

Our location on the Las Vegas Strip will continue to see more foot traffic as the Hilton Grand Vacations Club time shares, Wynn Las Vegas and recently announced luxury condominium projects draw more people to the north end. Riviera Las Vegas is located on 26 acres of prime real estate on the north end of the Las Vegas Strip. Recent land transactions on the Las Vegas Strip are indicators that the land in our financial statements has a fair market value well in excess of its $21 million recorded book value.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") has issued a proposed standard that will impact the accounting for share-based payments. The standard, which is proposed to be effective for fiscal years beginning after December 15, 2004, would require that we recognize an expense for our share-based payments, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

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

About Riviera Holdings

         Riviera Holdings Corporation owns and operates the Riviera Hotel and Casino on the Las Vegas Strip and the Riviera Black Hawk Casino in Black Hawk, Colorado. Riviera is traded on the American Stock Exchange ("AMEX") under the symbol RIV. Informal discussions with AMEX staff indicate that the Company may meet the standards of AMEX policy Sec. 1003(a). According to that policy, AMEX will not normally consider suspending dealings in or delisting the securities of a company, which is below the earnings or net worth standards if the Company is in compliance with the following:
(1) Total value of market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 each in its last fiscal year, or in two of its last three fiscal years; and
(2) The company has at least 1,000,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and at least 400 round lot shareholders.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our 2003 Form 10-K and for a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2003 Form 10-K filed with the SEC on March 16, 2004.

Forward-Looking Statements

This report includes "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Statements in this report regarding future events or conditions, including statements regarding industry prospects and our expected financial position and business and financing plans, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this report as well as in our most recent annual report on Form 10-K, and include our substantial leverage, the risks associated with the possible expansion of our business, as well as factors that affect the gaming industry generally. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         o other adverse conditions, such as economic downturns, changes in general customer confidence or spending, increased transportation costs, travel concerns or weather-related factors, that may adversely affect the economy in general and/or the casino industry in particular; and

         o factors relating to the current state of world affairs and any future acts of terrorism or any other destabilizing events in the United States or elsewhere.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 30 days or less. Such investments are generally not affected by changes in interest rates.

As of June 30, 2004, we had $217.7 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 and capital leases maturing at various dates through 2005. Interest on the 11% Notes is at a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.4% to 13.5%. Our borrowings also include $705,000 in a special improvement district bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million which is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%.


Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in                                                                     Fair Value
thousands)                2004    2005    2006   2007   2008  Thereafter  Total at 6/30/04

Long Term Debt
Including Current
Portion

Equipment loans and
capital leases Las Vegas   $454   $ 740   $ 645  $ 685  $ 109            $ 2,633   $2,633
Average interest rate      7.2%    6.4%    6.0%   6.0%   6.0%

11% Senior Secured Notes                                      $215,000  $215,000 $235,425
Less unamortized Discount                                      $(2,410)  $(2,410) $(2,410)
Average interest rate                                            11.8%

Capital leases
 Black Hawk, Colorado    $1,160   $ 658                                  $ 1,818   $1,818
Average interest rate     10.8%   10.8%

Special Improvement
District Bonds
 Black Hawk, Colorado      $ 54   $ 116   $ 124  $ 129  $ 137    $ 145     $ 705     $705
Average interest rate      5.5%    5.5%    5.5%   5.5%   5.5%     5.5%

Total all long-term debt,
including current portion                                               $217,746  $238,171

 Other Long Term
  Liabilities

CEO pension plan
obligation                  $500  $1,000  $1,000  $1,000  $1,000  $1,166  $5,666    $5,666
                            11.8%   11.8%   11.8%  11.8%   11.8%  11.8%

Item 4. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, those officers have concluded that, as of the end of the period, our disclosure controls and procedures are effective.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's annual meeting of stockholders held on June 9, 2004, stockholders elected the Company's board of directors. The number of votes cast for each director nominee, the number of votes cast against or withheld, and the number of abstentions or broker nonvotes were as follows:

                                           Against or      Abstentions or
                           For             Withheld       Broker Nonvotes

William L. Westerman    2,574,843          528,403               -
Robert R. Barengo       2,575,248          527,998               -
Jeffrey A. Silver       2,574,677          528,569               -
Paul A. Harvey          3,070,119           33,127               -
Vincent L. Divito       3,070,119           33,127               -
James N. Land, Jr.      3,070,311           32,935               -

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See list of exhibits on page 26.

         (b) During the second quarter of 2004, the Company filed reports on Form 8-K on April 15, April 20, and May 17, 2004. The Form 8-K filings on April 15 and May 17, 2004 reported Items 5 and 7. There were two Form 8-K filings on April 20, 2004. One of them reported Items Nos. 7, 9 and 12 and contained summary financial information for the Company's first quarter. The other one reported Item 5.

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


                                 Date: August 9, 2004

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