Form 10-Q
period 2004-09-30
RIVIERA HOLDINGS CORP
filed 2004-11-12
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended               September 30, 2004
                               ------------------------------------------------
                                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from                   to
                               ------------------   ---------------------

                        Commission file number  000-21430
                                                ---------

                    Riviera Holdings Corporation
       (Exact name of Registrant as specified in its charter)

         Nevada                                     88-0296885
-------------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                   89109
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number,
  including area code               (702) 794-9527
-------------------------------------------------------

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
Yes       No
    ----     ----

                APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 4, 2004, there were 3,960,085 shares of Common Stock, $.001 par value per share, outstanding.




                   RIVIERA HOLDINGS CORPORATION

                            INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
Independent Accountants' Report                                              2

Condensed Consolidated Balance Sheets (Unaudited) at September 30,
2004 and December 31, 2003                                                   3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months ended September 30, 2004 and 2003                      4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three and Nine Months ended September 30, 2004 and 2003                      5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20

Item 4.  Controls and Procedures                                            21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   21

Signature Page                                                              22

Exhibits                                                                    23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations and of cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

November 8, 2004
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)              September 30     December 31
-------------------------------------------------------------------------------
                                                     2004            2003
ASSETS                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                        $ 24,477       $ 19,344
   Accounts receivable, net                            3,711          2,990
   Inventories                                         1,930          2,026
   Prepaid expenses and other assets                   4,252          3,001
                                                -------------   ------------
       Total current assets                           34,370         27,361

PROPERTY AND EQUIPMENT, Net                          177,213        180,293
OTHER ASSETS, Net                                      9,481         11,438
DEFERRED INCOME TAXES                                  2,446          2,446
                                                -------------   ------------

TOTAL                                              $ 223,510      $ 221,538
                                                =============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Current portion of long-term debt                 $ 1,525        $ 3,750
   Accounts payable                                    9,199          8,072
   Line of credit                                                     2,000
   Accrued interest                                    6,990          1,096
   Accrued expenses                                   15,960         14,870
                                                -------------   ------------
     Total current liabilities                        33,674         29,788
                                                -------------   ------------
OTHER LONG-TERM LIABILITIES                            4,996          5,912
                                                -------------   ------------
LONG-TERM DEBT, Net of current portion               215,441        215,875
                                                -------------   ------------

SHAREHOLDERS'  DEFICIENCY:
Common stock ($.001 par value; 20,000,000
   shares authorized; 5,170,608 and
   5,166,208 shares issued at September 30,
   2004 and  December 31, 2003, respectively)              5              5
Additional paid-in capital                            13,751         13,733
Treasury stock (1,682,358 shares and 1,687,957
   shares at September 30, 2004 and December 31,
   2003, respectively)                               (11,283)       (11,320)

   Accumulated Deficit                               (33,074)       (32,455)
                                                -------------   ------------
      Total stockholders' deficiency                 (30,601)       (30,037)
                                                -------------   ------------
TOTAL                                              $ 223,510      $ 221,538
                                                =============   ============
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003
(In thousands, except per             Three Months Ended   Nine Months Ended
share amounts)                          September 30,         September 30,
-------------------------------------------------------------------------------
REVENUES:                             2004      2003       2004      2003
  Casino                            $27,548   $27,215    $84,177   $80,683
  Rooms                              11,672    11,040     35,889    33,494
  Food and beverage                   8,588     8,567     26,454    25,109
  Entertainment                       5,499     4,981     15,726    13,851
  Other                               1,971     2,024      6,137     6,034
                                   --------- ---------  --------- ---------
            Total revenues           55,278    53,827    168,383   159,171
   Less promotional allowances        4,661     4,854     14,512    14,379
                                   --------- ---------  --------- ---------
            Net revenues             50,617    48,973    153,871   144,792
                                   --------- ---------  --------- ---------
COSTS AND EXPENSES:
 Direct costs and expenses
   of operating departments:
    Casino                           13,550    14,425     40,886    42,392
    Rooms                             6,602     6,377     19,622    18,721
    Food and beverage                 6,162     5,840     18,129    16,893
    Entertainment                     3,825     3,182     10,602     9,057
    Other                               755       747      2,194     2,105
Other operating expenses:
    General and administrative       10,257    10,812     31,333    30,512
    Development and project costs     1,010                1,010
    Depreciation and amortization     3,646     3,949     10,348    12,330
                                   --------- ---------  --------- ---------
          Total costs and expenses   45,807    45,332    134,124   132,010
                                   --------- ---------  --------- ---------
INCOME FROM OPERATIONS                4,810     3,641     19,747    12,782
                                   --------- ---------  --------- ---------
OTHER (EXPENSE) INCOME :
Interest expense                     (6,804)   (6,794)   (20,382)  (20,548)
Interest income                           6                   16        18
                                   --------- ---------  -------- ---------
     Total other expense             (6,798)   (6,794)   (20,366)  (20,530)
                                   --------- ---------  --------- ---------
LOSS BEFORE INCOME TAXES             (1,988)   (3,153)      (619)   (7,748)
INCOME TAXES
                                   --------- ---------  --------- ---------
NET LOSS                           $ (1,988) $ (3,153)    $ (619) $ (7,748)
                                   ========= =========  ========= =========

LOSS PER SHARE DATA:
Loss per share:
   Basic                            $ (0.57)  $ (0.91)   $ (0.18)  $ (2.23)
                                   --------- ---------  --------- ---------
   Diluted                          $ (0.57)  $ (0.91)   $ (0.18)  $ (2.23)
                                   --------- ---------  --------- ---------
Weighted-average common
shares outstanding                    3,488     3,477      3,487     3,473
                                   --------- ---------  --------- ---------
Weighted-average common and
common equivalent shares              3,488     3,477      3,487     3,473
                                   ---------- --------- ---------- ---------
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED      Three Months Ended  Nine Months Ended
SEPTEMBER 30, 2004 AND 2003                 September 30,      September 30,
                                           2004      2003      2004     2003
                                        ---------  --------- -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 ($1,988)  ($3,153)   ($619) ($7,748)
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
    Depreciation  and amortization         3,646     3,949   10,348   12,330
    Provision for bad debts                   57        69       34      225
    Provision for gaming discounts                                         7
    Interest expense                       6,804     6,788   20,382   20,548
    Interest paid                           (226)     (212) (12,482) (12,600)
    Changes in operating assets and
         liabilities:
      Decrease (increase) in accounts
         receivable                       (1,476)     (719)    (755)     183
      Decrease (increase) in inventories       7        (9)      97      274
      Increase in prepaid expenses
          and other assets                  (998)     (538)  (1,250)    (425)
      Increase (decrease) in accounts
          payable                            (35)      992    1,127      448
      Increase (decrease) in accrued
          liabilities                      1,096       834    1,089   (1,068)
      Increase (decrease) in deferred
          compensation plan liability                    7     (118)      19
      Increase in deferred income taxes                517               518
      Decrease in non-qualified pension
          plan obligation to CEO upon
          retirement                       (412)     (426)   (1,250)    (916)
                                        --------- --------- -------- --------
       Net cash provided by operating
          activities                      6,475     8,099    16,603   11,795
                                        --------- --------- -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas,
          Nevada                          (1,266)   (1,512)  (5,505)  (2,294)
      Capital expenditures - Black Hawk,
          Colorado                          (435)     (713)  (1,742)  (1,163)
      Increase in other assets               905       (80)     721     (458)
                                        --------- --------- -------- --------
       Net cash (used in) investing
          activities                        (796)   (2,305)  (6,526)  (3,915)
                                        --------- --------- -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term borrowings      (939)     (899)  (3,012)  (2,585)
      Proceeds from long-term borrowings      58                 50
      Payments on line of credit                             (2,000)
      Increase in paid-in capital                       18       18       69
      Purchase of deferred comp treasury
          stock                                                           (8)
      Issuance of restricted stock                                        25
                                        --------- --------- -------- --------
        Net cash  (used in) financing
           activities                       (881)     (881)  (4,944)  (2,499)
                                        --------- --------- -------- --------

INCREASE  IN CASH AND CASH EQUIVALENTS     4,798     4,913    5,133    5,381

CASH AND CASH EQUIVALENTS, BEGINNING OF
       PERIOD                             19,679    20,688   19,344   20,220
                                        --------- --------- -------- --------
CASH AND CASH EQUIVALENTS, END OF PERIOD $24,477   $25,601  $24,477  $25,601
                                        ========= ========= ======== ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITIES:
  Property acquired with debt and
    accounts payable                      $447      $472      $447     $472

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

On June 5, 2002, Riviera Gaming Management of Missouri, Inc. ("RGM Missouri") was incorporated in the State of Missouri as a wholly owned subsidiary of RHC to develop a casino project in Jefferson County, Missouri, approximately 27 miles south of the center of St. Louis, Missouri. In August 2004 the Missouri Gaming Commission awarded the license to one of the other applicants and we wrote off $600,000 of costs associated with the project in the third quarter of 2004. We also reclassified $410,000 previously included as general and administrative expenses, which resulted in total development and project costs of $1,010,000.

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

The financial information at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited. However, such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three and nine month periods ended September 30, 2004 and 2003, respectively, are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K.

Earnings Per Share

Basic per share amounts are computed by dividing net loss by weighted average shares outstanding during the period. Diluted net loss per share amounts are computed by dividing net loss by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations for the three and nine months ended September 30, 2004 and 2003 since the Company incurred a net loss and their effect would have been antidilutive. The number of potentially dilutive options was 194,739 and 147,118 for the three and nine months ended September 30, 2004, respectively, and 206,500 and 78,000 for the three and nine months ended September 30, 2003, respectively.

Income Taxes

The cash flow projections used by the Company in the application of Statement of Accounting Financial Standards ("SFAS") No. 109 for the realization of deferred tax assets indicate that a valuation allowance should be recorded on the tax benefits earned by the Company in 2003 and 2004. The estimates used to determine the remaining valuation allowance are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how the Company operates the business, changes in the labor market or economic downturns in the areas where the Company operates.

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

Stock-Based Compensation

As of September 30, 2004, the Company has two stock-based employee compensation plans. The effect of stock options in the income statement is reported in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock options issued under the stock option plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                          September 30,         September 30,
                                         2004      2003        2004       2003
Net (loss) as reported                $(1,988)   $(3,153)     $(619)    $(7,748)
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value-based
  methods for awards net of
  related tax effects                      12          67        36         184
                                       -------    -------     ------     ------
Net (loss) pro forma                  $(2,000)    $(3,220)    $(655)    $(7,932)
                                       =======    =======     ======     ======
Basic (loss) per common
  share-as reported                    $(0.57)    $(0.91)     $(0.18)   $(2.23)
Basic (loss) per common
  share-pro forma                      $(0.57)    $(0.93)     $(0.19)   $(2.28)
Diluted (loss) per common and
  common share equivalent as reported  $(0.57)    $(0.91)     $(0.18)   $(2.23)
Diluted (loss) per common and
  common share equivalent pro forma    $(0.57)    $(0.93)     $(0.19)   $(2.28)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants 2003: dividend yield of 0%; expected volatility of 52%; risk-free interest rate of 2.27%; and expected live of 10 years. No options have been granted in 2004. The weighted fair value of options granted to directors in 2003 was $2.69 per share calculated under the Black-Scholes option pricing model.

During the third quarter of 2004, we determined that 132,500 stock options, which we had attempted to grant under our stock option plans between July 15, 2003 and May 10, 2004, could not be granted because those plans had expired on June 30, 2003. Prior to this determination, we had reported those options as being outstanding and unexercised. We are currently considering alternatives to rectify this situation for directors, officers and employees to whom we intended to grant such options.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board has issued a proposed standard that will impact the accounting for share-based payments. The standard, which is proposed to be effective for periods beginning after June 15, 2005, would require that we recognize an expense for our share-based payments, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

2. OTHER ASSETS

Other assets at September 30, 2004 and 2003 include deferred loan fees of approximately $8.1 million and $9.7 million, respectively, associated with the 2002 refinancing of the Company's debt, which is being amortized over the 8-year life of the indebtedness.

3. LONG-TERM DEBT AND COMMITMENTS

On June 26, 2002, we issued 11% Senior Secured Notes with a principal amount of $215 million, substantially all of which were later exchanged for our Securities Act of 1933-registered Notes with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount in the amount of $3.2 million. The discount is being amortized over the 8-year life of the 11% Notes. The Company incurred fees of approximately $9.3 million with the issuance of the 11% Notes, which are included in other assets and are being amortized to interest expense over the term of the indebtedness.

Effective July 26, 2002, we entered into a $30 million, five-year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR -derived rate. There were no advances outstanding on this revolver at September 30, 2004. The Company incurred loan fees of approximately $1.5 million, which are being expensed over the term of the arrangement. Fees are due monthly based on .5 percent of the unused portion of the credit line.

4. LEGAL PROCEEDINGS

The Company is a party to several routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

5. STOCK REPURCHASES

There were no shares of treasury stock purchased by the Deferred Compensation Plan (the "Plan") during the nine months ended September 30, 2004 and 1,703 shares purchased at $4.27 per share during the nine months ended September 30, 2003. The Plan distributed 5,569 shares to participants during the nine months ended September 30, 2004 as required by the terms of the Plan.

6. ISSUANCE OF RESTRICTED STOCK

There were no shares of our stock issued under the Restricted Stock Plan for executive compensation during the nine months ended September 30, 2004 and 5,435 shares, valued at $4.60 per share, issued during the nine months ended September 30, 2003.

7. GUARANTOR INFORMATION

The 11% Notes and the $30 million line of credit are guaranteed by our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RGM Missouri and RGM New Mexico are unrestricted subsidiaries and are not guarantors of the 11% Notes. Their financial position and results of operations are not material to the Company's consolidated financial position or results of operations. Their primary assets have been written off.

8. SUBSEQUENT EVENTS

Subsequent to September 30, 2004 non-insiders exercised 156,000 options and insiders exercised 189,500 options.

9. SEGMENT DISCLOSURES

The Company determines its segments based upon review process of the chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by the chief decision maker is EBITDA as defined below. All intersegment revenues have been eliminated.

                            Three months ended         Nine months ended
                                September 30,             September 30,
(Dollars in thousands)        2004       2003            2004     2003
Net revenues:
  Riviera Las Vegas        $ 36,815    $ 35,944      $ 113,575  $ 107,706
  Riviera Black Hawk         13,802      13,029         40,296     37,086
                           ----------  ----------   ----------- ----------
      Total net revenues   $ 50,617    $ 48,973      $ 153,871  $ 144,792
                            =========  ==========   =========== ==========

EBITDA (1)(2):
  Riviera Las Vegas         $ 5,709     $ 5,073       $ 21,352   $ 18,476
  Riviera Black Hawk          4,418       3,579         12,926     10,114
                            ---------  -----------  ----------- ----------
      Total property EBITDA  10,127       8,652         34,278     28,590
                            ---------  -----------  ----------- ----------

Other costs and expenses:
  Corporate Expenses (2)        661       1,062          3,173      3,478
  Depreciation                3,646       3,949         10,348     12,330
  Development and project
     costs                    1,010           0          1,010          0
  Interest Expense            6,804       6,794         20,382     20,548
  Interest Income                (6)          -            (16)       (18)
                            ---------  -----------   ---------- ----------
      Total other costs
        and expenses         12,115      11,805         34,897     36,338
                            ---------  -----------   ---------- ----------
      Net Loss             $ (1,988)   $ (3,153)        $ (619)  $ (7,748)
                            =========  ===========   ========== ==========


(1)EBITDA consists of earnings before interest, income taxes, depreciation, amortization and development and project costs. EBITDA is presented solely as a supplemental disclosure because management believes that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. Management uses property-level EBITDA (earnings before interest, income taxes, depreciation, amorization and corporate expense) as the primary measure of the Company's business segment properties' performance, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in EBITDA. Also, other companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

(2) Development and project costs associated with the Missouri casino project totaling $600,000 were written off during the quarter and $410,000 of Missouri casino project costs included in corporate expenses in the first two quarters of 2004 were reclassified as development and project costs in the current quarter and, therfore, were. added back to EBITDA in the current quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Colorado ("Riviera Black Hawk").

Our capital expenditures for Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions. In addition, we are in the process of updating our gaming monitoring systems, and adding the capability for "ticket-in/ticket-out" ("TITO") on our slot machines. As of October 31, 2004 substantially all of our slot machines had been converted to the new gaming monitoring system. By the end of 2004 we anticipate that we will have 560 slot machines, or approximately 40 percent of our slot machines in Las Vegas, on TITO. Depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. If we accelerate the process, we would have to finance the additional slot machine purchases by using our revolving credit facility or separate financing arrangements for $5 million to $10 million.

In Black Hawk, the $5 maximum bet restricts table games to a minimum and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market. The Colorado gaming authorities approved TITO systems for Riviera Black Hawk on December 16, 2003. By the end of 2004 we anticipate that we will have approximately 500 slot machines, or 50 percent of our slot machines in Black Hawk, on TITO. Again, depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. If we accelerate the process, we would have to finance the additional slot machine purchases by using our revolving credit facility or separate financing arrangements for approximately $3 million.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.

                                      Third Quarter      Incr/    % Incr/
     (In Thousands)                   2004     2003     (Decr)     (Decr)
                                      ----     ----     ------     ------
Net revenues:
   Riviera Las Vegas                 $36,815  $35,944      $871      2.4%
   Riviera Black Hawk                 13,802   13,029       773      5.9%
                                      ------   ------       ---
      Total Net Revenues             $50,617  $48,973    $1,644      3.4%
                                     =======  =======    ======
Income (Loss) from Operations
   Riviera Las Vegas                  $3,592   $2,556    $1,036     40.5%
   Riviera Black Hawk                  2,889    2,147       742     34.6%
                                       -----    -----       ---
   Property Income from Operations     6,481    4,703     1,778     37.8%
    Development and Project Costs    (1,010)        -   (1,010)
   Corporate Expenses                  (661)  (1,062)       401     37.8%
                                       -----  -------       ---
       Total Income from Operations   $4,810   $3,641    $1,169     32.1%
                                      ======   ======    ======
Operating Margins
   Riviera Las Vegas                   9.8%     7.1%       2.7%
   Riviera Black Hawk                 20.9%    16.5%       4.4%
   Consolidated                        9.5%     7.4%       2.1%

Riviera Las Vegas

Revenues

         Riviera Las Vegas is following the trend on the Las Vegas Strip with net revenues increasing $871,000 or 2.4 percent in the third quarter compared to the same period last year.

         Casino revenues were down 3.9 percent compared to the third quarter of last year, as the business mix of customers in our hotel rooms this quarter included more convention guests who generally have a lower gaming profile but pay higher room rates. We have completed the installation of our new slot monitoring system on substantially all of our machines. The system provides us with new marketing tools. We recently began using these new tools and have initiated promotions and direct mail offers, which we believe will stimulate our gaming revenues in a cost-effective manner. We are on track to complete the conversion of approximately 560 slot machines (40 percent of our total) to TITO by the end of 2004.

         Room revenue increased $632,000, or 5.7 percent, from $11.1 million in 2003 to $11.7 million in 2004 due to an increase in convention room nights. Hotel occupancy decreased to 90.6 percent, from last year's 96.7 percent, while average daily room rate increased $7.91 from $57.32 in 2003 to $65.23 in 2004. Rev Par (revenue per available room) increased 6.6 percent or $3.67 to $59.12 compared with $55.45 for the third quarter last year. Convention room nights represented 33 percent of total occupancy and 43 percent of the revenue, as the average daily room rate ("ADR") was over $84 for this sector of our business.

         Entertainment revenue increased $594,000, or 12.2 percent; from $4.9 million in 2003 to $5.5 million in 2004 primarily due to an increase of 17,000 cash tickets sold this quarter compared to the same quarter last year.

         Promotional allowances decreased by approximately $391,000, or 10.1 percent, from $3.9 million during 2003 to $3.5 million during 2004 primarily due to more restrictive promotional policies and decreased casino activity.

Costs and Expenses

         Food and beverage departmental costs and expenses increased by 8.5 percent in the 2004 quarter, due primarily to higher payroll and operating costs.

         Entertainment departmental costs and expenses increased by 23.4 percent in the quarter, due primarily to increased show ticket sales.

Income from Operations

         Income from operations in Las Vegas increased $1.0 million, or 40.5 percent, from $2.6 million in 2003 to $3.6 million in 2004 due to the $871,000 or 2.4 percent increase in net revenues as explained above and a $237,000 decrease in depreciation expenses due to assets becoming fully depreciated.

Riviera Black Hawk

Revenues

         Net revenues increased by approximately $773,000, or 5.9 percent from $13.0 million in 2003 to $13.8 million in 2004. Food and beverage revenues were approximately $1.5 million in 2004, of which $1.2 million was complimentary (promotional allowance).

         The third quarter benefited from the continued strength of our marketing programs. We continue to invest our marketing dollars in areas that profitably build slot revenues and market share. We were able to achieve record results even though the primary highway providing access to the market was closed 11 days in September for repairs.

         Gaming revenue in the Black Hawk/Central City Market continued to grow in the third quarter. Improved economic conditions in the Denver Metro area and effective marketing programs by casinos in the market appear to be the driving force behind this growth. The new access road is expected to be open before year-end. This new road will provide additional access to the Black Hawk/Central City Market, expanding the capabilities of the market to handle additional weekend traffic.

Income From Operations

         Income from operations in Black Hawk, Colorado increased $742,000, or
34.6 percent, from $2.1 million in 2003 to $2.9 million in 2004 due to the $ 773,000 increase in net revenues. Our operating margins increased from 16.5 percent in the third quarter of 2003 to 20.9 percent in the third quarter of 2004.

Consolidated Operations

Other Costs and Expenses

         Development and project costs associated with the Missouri casino project totaling $600,000 were written off during the quarter and $410,000 of Missouri casino projects included in corporate expenses in the first two quarters of 2004 were reclassified as development and project costs in the current quarter.

         Corporate expenses also decreased in 2004 as a result of reduced professional fees and costs associated with business proposals and shareholder meeting proposals.

Net Income (Loss)

         Net loss decreased $1.2 million from a net loss of $3.2 million in 2003 to a net loss of $2.0 million in 2004 due primarily to increased net revenues of $1.6 million.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Operating Income includes intercompany management fees.

                                     Nine Months Ended       Incr/   % Incr/
          (In Thousands)              2004        2003      (Decr)    (Decr)
                                      ----        ----      ------    ------
Net revenues:
   Riviera Las Vegas                $113,575    $107,706    $5,869     5.4%
   Riviera Black Hawk                 40,296      37,086     3,210     8.7%
                                      ------      ------     -----
      Total Net Revenues            $153,871    $144,792    $9,079     6.3%
                                    ========    ========    ======
Income (Loss) from Operations
   Riviera Las Vegas                 $15,435     $10,509    $4,926    46.9%
   Riviera Black Hawk                  8,495       5,751     2,744    47.7%
                                       -----       -----     -----
   Property Income from Operations    23,930      16,260     7,670    47.2%
    Development and Project Costs    (1,010)           -   (1,010)
   Corporate Expenses                (3,173)     (3,478)       305     8.8%
                                     -------     -------       ---
       Total Income from Operations  $19,747     $12,782    $6,965    54.5%
                                     =======     =======    ======
Operating Margins
   Riviera Las Vegas                   13.6%      9.8%       3.8%
   Riviera Black Hawk                  21.1%     15.5%       5.6%
    Consolidated                       12.8%      8.8%       4.0%

Riviera Las Vegas

Revenues

         Net revenues increased approximately $5.9 million, or 5.4 percent, from $107.7 million in 2003 to $113.6 million in 2004 due primarily to increased revenues in Hotel, Food and Beverage and Entertainment.

         Room revenue increased $2.4 million, or 7.2 percent, from $33.5 million in 2003 to $35.9 million in 2004 due to an increase in convention room nights and an overall increase in average room rate. Hotel occupancy was comparable to last year at 94.0 percent and ADR increased $5.11 to $64.92 in 2004 from $59.81 in 2003. Rev Par (revenue per available room) increased 8.0 percent or $4.50 to $60.76. We believe airline seat capacity increases and the general state of the economy are driving these increases.

         Food and beverage revenues increased $1.4 million, or 6.8 percent, from $20.7 million in 2003 to $22.1 million in 2004 due to increased average sale per customer in all our outlets.

         Entertainment revenues increased by approximately $2.0 million, or 14.9 percent, from $13.7 million during 2003 to $15.7 million during 2004 due primarily to a 20 percent increase in ticket sales.

Costs and Expenses

        Casino expenses decreased $1.6 million or 6.5 percent from $25.3 million in 2003 to $23.7 million in 2004 due to reduced casino marketing costs and payroll reductions.

         Rooms departmental costs and expenses increased by 4.5 percent due in part to the wage scale increases under the renewed union contracts.

         Food and beverage costs increased $1.6 million, or 10.6 percent, as a result of increased covers in all outlets and wage scale increases under the renewed union contracts.

         Entertainment costs increased $1.7 million, or 19.3 percent, as a result of increased ticket sales.

Income from Operations

          Income from operations in Las Vegas increased $4.9 million, or 46.9 percent, from $10.5 million in 2003 to $15.4 million in 2004 based on increased net revenues of $5.9 million and a decrease in depreciation of approximately $1.7 million due to assets becoming fully depreciated.

Riviera Black Hawk

Revenues

         Net revenues increased by approximately $3.2 million, or 8.7%, from $37.1 million in 2003 to $40.3 million in 2004. Casino revenues increased $3.7 million, or 10.4%, from $35.1 million in 2003 to $38.8 million in 2004.

         Riviera Black Hawk continues to refine its marketing efforts by regularly measuring the success rates of its programs, while monitoring the offerings of competitors. The operation is attempting to strike a balance between player incentives, gaming product, food offerings and entertainment as its primary marketing programs. Year-to-date the market has grown by 3.1 percent. Improved economic conditions in the Denver Metro area and effective marketing programs by casinos in the market appear to be the driving force behind this growth.

Income from Operations

         Income from operations in Black Hawk, Colorado increased $2.7 million, or 47.7%, from $5.8 million in 2003 to $8.5 million in 2004 as a result of refining direct marketing and promotional programs for the casino to match the economic conditions in the Denver area.

Consolidated Operations

Other Costs and Expenses

          Interest expense decreased $166,000 due to reduced interest associated with equipment financing. Interest expense on the $215 million 11% Senior Secured Notes issued by the Company (the "11% Notes") of $17.7 million plus related amortization of loan fees and other financing costs totaled approximately $19.0 million in 2004. Interest expense on equipment and other financing totaled approximately $1.4 million for the first nine months of 2004.

Net Income (Loss)

          Net loss decreased $7.1 million from a net loss of $7.7 million in 2003 to net loss of $619,000 in 2004 due primarily to the $7.0 million increase in operating income and the $166,000 decrease in net interest costs.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash and cash equivalents of $24.5 million. The cash and cash equivalents increased $5.1 million during the first nine months of 2004, as a result of $16.6 million of cash provided by operations, $6.5 million of cash outflow for investing activities and $5.0 million outflow for financing activities. Cash balances include amounts that could be required to fund our Chief Executive Officer's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the 2003 annual consolidated financial statements, Other Long-Term Liabilities, included in Form 10-K as filed with the Securities and Exchange Commission (the "SEC")). The Company continues to pay Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although there is no current intention to require this funding, under certain circumstances the Company might have to disburse approximately $5.4 million for this purpose in a short period.

We believe that cash flow from operations, combined with the $24.5 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover our debt service and enable investment in budgeted capital expenditures for the balance of 2004 for both the Las Vegas ($2.5 million) and Black Hawk ($1.6 million) properties.

Cash flow from operations may not to be sufficient to pay 100% of the principal of the 11% Notes at maturity on June 15, 2010. Accordingly, our ability to repay the 11% Notes at maturity may be dependent upon our ability to refinance them. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity.

The 11% Notes provide that, in certain circumstances, we must offer to repurchase the 11% Notes, upon the occurrence of a change of control, at 101% of the principal amount. Each holder of 11% Notes would have the right but not the obligation to accept this offer. In the event of such mandatory redemption or repurchase of a substantial portion of the 11% Notes prior to maturity, we would be unable to pay this obligation without a refinancing.

At any time prior to June 15, 2005, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 11% Notes at a redemption price of 111% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings; provided that:

     (1) at least 65% of the aggregate principal amount of the 11% Notes remains outstanding immediately after the occurrence of such redemption (excluding such notes held by us); and

     (2) the redemption occurs within 45 days of the date of the closing of such public equity offering.

Except pursuant to the preceding paragraph, the 11% Notes are not redeemable at our option prior to June 15, 2006.

On or after June 15, 2006, we may redeem all or part of the 11% Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the 11% Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

                  Year                     Percentage
                  ----                     ----------
                  2006 .....................105.500%
                  2007......................103.667%
                  2008......................101.833%
                  2009 and thereafter.......100.000%

The 11% Notes and the $30 million revolving credit facility contain certain covenants, which limit our ability, subject to certain exceptions, to do, among other things, the following: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, our ability to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, we would be required to curtail or defer certain capital expenditure programs under these circumstances, which could have an adverse effect on operations.

At September 30, 2004, we believe that we are in compliance with the covenants of the 11% Notes and the $30 million revolving credit facility.

Las Vegas Land Valuation

Our location on the Las Vegas Strip will continue to see more foot traffic as the Hilton Grand Vacations Club time-shares, Wynn Las Vegas and recently announced luxury condominium projects draw more people to the north end. Riviera Las Vegas is located on 26 acres of prime real estate on the north end of the Las Vegas Strip. Recent land transactions on the Las Vegas Strip are indicators that the land in our financial statements has a fair market value well in excess of its $21 million recorded book value.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") has issued a proposed standard that will impact the accounting for share-based payments. The standard, which is proposed to be effective for periods beginning after June 15, 2005, would require that we recognize an expense for our share-based payments, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements.

AMEX Listing

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

Stock Options

         During the third quarter of 2004, we determined that 132,500 stock options, which we had attempted to grant under our stock option plans between July 15, 2003 and May 10, 2004, could not be granted because those plans had expired on June 30, 2003. Prior to this determination, we had reported those options as being outstanding and unexercised. We are currently considering alternatives to rectify this situation for directors, officers and employees to whom we intended to grant such options.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Part 1., Item 7 of our 2003 Form 10-K and for a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2003 Form 10-K filed with the SEC on March 16, 2004.

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

         o changes in personnel or compensation, including federal or state minimum wage requirements;

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

As of September 30, 2004, we had $217.0 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 and capital leases maturing at various dates through 2005.The interest rate on the 11% Notes is fixed. The equipment loans and capital leases have interest rates ranging from 5.4% to 13.5%. Our borrowings also include $651,000 in a special improvement district bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million which has been payable over the ten years beginning in 2000. The SID bonds bear interest at 5.5%.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollar amounts in                                                                     Fair Value
thousands)                  2004    2005     2006   2007   2008    Thereafter   Total  at 9/30/04

Long Term Debt Including
Current Portion

Equipment loans and
 capital leases Las Vegas    $ 200   $ 740   $ 645  $ 685  $ 109              $2,379    $ 2,379
Average interest rate         7.2%    6.4%    6.0%   6.0%   6.0%

11% Senior Secured Notes                                          $ 215,000  $215,000 $ 236,500
Less unamortized Discount                                          $ (2,309) $(2,309) $ (2,309)
Average interest rate                                                 11.8%

Capital leases
 Black Hawk, Colorado        $ 587   $ 658                                    $1,245    $ 1,245
Average interest rate        10.8%   10.8%

Special Improvement
District Bonds
 Black Hawk, Colorado          $ -    $116    $124   $129  $137       $145     $651      $ 651
Average interest rate         5.5%    5.5%    5.5%   5.5%   5.5%       5.5%
                             ------  -----   ------  -----  -----     ------   ----      ------
Total all long-term debt,
including current portion     $787  $1,514    $769   $814  $246     $212,836 $216,966  $238,466

 Other Long Term Liabilities
CEO pension plan obligation   $250  $1,000  $1,000 $1,000 $1,000     $1,160   $5,410     $5,410
                             11.8%   11.8%   11.8%  11.8%  11.8%      11.8%
                             ------  -----   ----- ------  -----     -------  -------   -------
                             $1,037 $2,514  $1,769 $1,814 $1,246    $213,996 $222,376  $243,876
                             ====== ======  ====== ====== ======    ======== ========  ========

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are a party to several routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See list of exhibits on page 24.

         (b) During the third quarter of 2004, the Company filed reports on Form 8-K on July 13, July 26, August 24, September 2and September 29, 2004. The Form 8-K filing on July 13, 2004 reported Items 5 and 7. The Form 8-K filings on August 24, September 2 and September 29, 2004 reported items 8.01 and 9.01. The Form 8-K filing on July 26 reported Items Nos. 7, 9 and 12 and contained summary financial information for the Company's second quarter.

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


                                                   Date: November 11, 2004

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