Form 10-K
period 2004-12-31
RIVIERA HOLDINGS CORP
filed 2005-03-25
CIK 899647

====================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    -----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    (Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

[ ] Transition report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                             to
                               ---------------------------   ----------------

                        Commission file number 000-21430
                          RIVIERA HOLDINGS CORPORATION
             (Exact name of Registrant as specified in its charter)

            Nevada                                      88-0296885
(State of Incorporation)                    (I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                    89109
-------------------------------------------------                 -----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered
   Common Stock, $.001 par value           American Stock Exchange

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
YES   X    NO
    -----    ----

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X]

           Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES ___ NO _X_

           Based on the closing sale price of the Registrant's common stock on the American Stock Exchange as June 30, 2004 the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $21,930,678. As of March 14, 2005 the number of outstanding shares of the Registrant's Common Stock was 12,340,755.

Documents incorporated by reference:  None


        ====================================================================
                               Page 1 of 57 pages
                    Exhibit Index Appears on Page 52 hereof.


                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

Item 1.   Business..........................................................3
             General .......................................................3
             Riviera Las Vegas..............................................3
             Riviera Black Hawk.............................................7
             Geographical Markets...........................................8
             Management Activities and New Venue Prospects ................10
             Competition...................................................10
             Employees and Labor Relations.................................12
             Regulation and Licensing......................................13
             Federal Registration..........................................20

Item 2.   Properties.......................................................20

Item 3.   Legal Proceedings................................................21

Item 4.   Submission of Matters to a Vote of Security Holders..............21

Item 5.   Market for the Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity
          Securities.......................................................22

Item 6.   Selected Financial Data..........................................23

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation..........................23
             Overall outlook and Recent Developments.......................23
             Results of Operations.........................................24
             2004 Compared to 2003.........................................24
             2003 Compared to 2002.........................................26
             Liquidity and Capital Resources...............................28
             Critical Accounting Policies..................................29
             Recently Issued Accounting Standards..........................30
             Forward-Looking Statements....................................31

Item 7A. Qualitative and Quantitative Disclosure About Market Risk.........32

Item 8.   Financial Statements and Supplementary Data......................33

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................33

Item 9A. Controls and Procedures...........................................33

Item 9B. Other Information.................................................33

Item 10.  Directors and Executive Officers of the Registrant...............33

Item 11.  Executive Compensation...........................................38

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..................................46

Item 13.  Certain Relationships and Related Transactions ..................49

Item 14.  Principal Accountant Fees and Services...........................49

Item 15.  Exhibits and Financial Statement Schedules.......................50


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

           The Company, through its wholly owned subsidiary, Riviera Black Hawk, Inc., owns and operates the Riviera Black Hawk Casino ("Riviera Black Hawk"), a limited-stakes casino in Black Hawk, Colorado, which opened on February 4, 2000.

           The Company determines segments based upon geographic gaming markets and also reviews corporate expenses separately. The Company has two segments: the Las Vegas, Nevada market and the Black Hawk, Colorado market. The segment information can be found in Note 15 of the Notes to the Consolidated Financial Statements included in this document.

Riviera Las Vegas

General

           Riviera Las Vegas is located on the corner of Las Vegas Boulevard and Riviera Boulevard in Clark County, Nevada, across from Circus Circus. Riviera Las Vegas targets slot and mid-level table game customers and various convention groups with a focus on creating repeat customers and increasing walk-in traffic. Key elements of this strategy include offering a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with some of Las Vegas' most popular shows, all at reasonable prices.

Gaming

           Riviera Las Vegas has 110,000 square feet of casino space. The casino currently has 1,365 slot machines and 35 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) poker, Three Card Poker, Let It Ride(R) and mini-baccarat. The casino also includes a keno lounge and a race and sports book.

           Gaming operations at Riviera Las Vegas are continually updated to respond to both changing market conditions and customer demand in an effort to attract new customers and encourage repeat customer business through player tracking and database management. We maintain a slot players club, through which members receive special promotions and targeted mailings. New and innovative slot and table games have been introduced based on customer feedback. Management devotes substantial time and attention to the type, location and player activity of all its slot machines. We maintain a capital investment program for the upgrade of our slot machines. In 2004 we installed a new slot monitoring system that will help us expand our marketing capabilities and allow us to accelerate our commitment to provide our customers with the benefits that are now available with ticket-in/ticket-out ("TITO")technology.

           Our current marketing programs are directed at mid-level gaming customers as opposed to high-stakes bettors. Mid-level gaming customers tend to provide a less volatile, more consistent gaming revenue stream. Consistent with our focus on mid-level gaming customers is our tendency to offer lower table game limits, stricter credit policies and more emphasis on slot machine play.

           During 2004, we continued a number of initiatives at Riviera Las Vegas to increase slot play, including the replacement of older slot machines with new machines utilizing the ticket-in/ticket-out technology to improve service and convenience to our customers, completed installation of our new player tracking system, and maintenance of our slot host program. Slot hosts are our employees who interact with patrons as goodwill ambassadors to generate loyalty. Our strategy is to continue to increase slot play through marketing programs and other improvements, including (1) our ongoing slot upgrade program,
(2) implementation of our new player tracking system, (3) addition of new signage, (4) promotion of the Riviera Las Vegas Player's Club, (5) sponsorship of slot tournaments, (6) creation of promotional programs, (7) marketing of the "Slot Frenzy" and "$40 for $20(R)" slot promotions, and (8) "Penny Town". Penny Town is comprised primarily of penny and nickel slot machines, which is one of the fastest growing segments of the Las Vegas slot market.

Hotel

           Riviera Las Vegas' hotel is comprised of five towers with 2,100 guest rooms, including 169 suites.

Riviera Las Vegas
                                                                  Latest
                          Year      Std.                         Refurbish
                          Built    Rooms     Suites     Total      Year
                          ----     -----     ------     -----      ----
North Tower               1955      391        11        402       2004
South Tower               1967      147        31        178       2004
Monte Carlo               1974      220        72        292       2005
San Remo                  1977      243        6         249       1998
Monaco                    1988      930        49        979       2004
                                    ---       ---       ----
Total                             1,898       169      2,075

     Despite the significant increase in rooms on the Las Vegas Strip since 1997, the Company believes Riviera Las Vegas has attained room occupancy rates that are among the highest on the Las Vegas Strip. From 1994 to 2000, the occupancy rate ranged from 95.2% to 98.2%, and was 91.5% for 2001, 89.6% for 2002, 92.2% for 2003 and 92.6% for 2004 (based on available rooms). The average occupancy rate citywide was 88.6% in 2004 according to the Las Vegas Convention and Visitors Authority (the "LVCVA").

Restaurants

           The quality, value and variety of food services are critical to attracting Las Vegas visitors. Riviera Las Vegas offers five bars and four restaurants and serves an average of approximately 4,900 meals per day, including banquets and room service. Riviera completely remodeled its buffet in 2001 upgrading the ambiance and food quality, featuring cuisine from various countries as well as a carving station. The following table outlines, for each restaurant, the type of service provided and total seating capacity:

Name                               Type                        Seating Capacity
Kady's                             Coffee Shop                        290
Kristofer's                        Steak and Seafood                  162
Ristorante Italiano                Italian                            126
World's Fare Buffet                All-you-can-eat                    366
                                                                      ---
                                                                      944

           In addition, Riviera Las Vegas operates a snack bar and continental breakfast buffet as well as a fast-food court operated by a third party. The food court has 200 seats and several fast-food restaurants, including A&W/KFC Express, Pizza Hut Express(R), Panda Express(R), Quiznos(R) and La Salsa(R). Riviera Las Vegas contracted with a third party for the remodel, ownership and operation of a fifth restaurant at Riviera Las Vegas. This third party leases the former Chinese restaurant and serves breakfast, lunch and dinner, and features trendy appetizers, wine and has an ala carte menu with a French flair.

Convention Center

       Riviera Las Vegas features 160,000 square feet of convention, meeting and banquet space. The convention center is one of the larger in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. Riviera Las Vegas hosted 319 conventions in 2004. The hotel currently has over 575,000 convention related advance bookings of rooms through 2008 consisting of over 375,000 definite bookings and over 200,000 tentative bookings. In 2004 approximately 30% of the rooms were occupied for conventions, and based on current bookings we estimate that 30% of the rooms will be occupied for conventions in 2005.

           The Royal Pavilion portion of the convention center, which opened in February 1999, and comprises approximately 60,000 square feet of our convention facility, features state-of-the-art convention, meeting and banquet facilities, teleconferencing, wireless Internet and satellite uplink capability and 12 skyboxes. The additional convention space at the Las Vegas and Mandalay Convention Centers has enabled Las Vegas to attract and book new conventions that may have had date and exhibit space conflicts in the past. Our flexibility of meeting space and proximity to the Las Vegas Convention Center continue to position us to increase our mix of small meetings and conventions, as well as new multi-hotel conventions booked into the Las Vegas Convention Center.

Entertainment

           Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas, offering a variety of regularly scheduled shows and special appearances by headline entertainers in concert. We believe entertainment provides an attractive marketing tool to attract our customers. Riviera Las Vegas' entertainment program includes such well received shows as Splash(R) (a variety show), An Evening at La Cage(R) (a female impersonation show), Crazy Girls(R) (an adult revue), and featured comedians at the Riviera Comedy Club as well as a variety of regularly scheduled shows in our LeBistro Theater. We update our shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with our emphasis on mid-level customers.

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
                                                                   ---
                                                                 2,365


           In addition, Riviera Las Vegas presents major concerts which since 1998 have included performers such as The Beach Boys, Billy Ray Cyrus, Rich Little, Drew Carey, Damon Wayans, Titus, Brett Butler and D.L. Hughley. The addition of the Royale Pavilion has enabled us to increase attendance at special events since, in the past, the then existing facilities could not accommodate the demand for tickets. We have recently opened a nightclub, Syn City, which operates five nights per week in our Le Bistro Theater. Syn City opens at 10:00 pm which allows us to continue to offer a variety of entertainment in the Le Bistro Theater prior to 10:00 pm and during Syn City nights off.

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

           We are exploring a number of options for the development of our existing 26-acre site. These options include a joint venture for the development of a time-share condominium tower or an additional hotel tower and parking garage. Under the terms of the indenture governing our $215 million 11% Senior Secured Notes (the "Note Indenture"), we could contribute up to 6 acres of land to such projects, and if we decide to develop a time-share tower, a third party would construct and sell time-share units and arrange financing. We believe that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base for additional casino customers. The development of a time-share tower, hotel tower or parking facility would require additional financing and, in the case of the time-share tower, a joint venture partner, none of which we have in place at this time.

         On February 15, 2005, we announced that we have requested our financial advisor, Jefferies & Company, Inc. ("Jefferies"), to explore strategic alternatives for maximizing shareholder value, including development of our Las Vegas property, refinancing, joint ventures, mergers and other methods of realizing the value of our stock. We continue to work with Jefferies to explore such alternatives.

Marketing Strategies-Las Vegas

           We have developed a marketing program intended to develop a loyal following of repeat slot and mid-level table game customers. We believe we have been able to successfully attract these patrons using Riviera Las Vegas' restaurants, hotel accommodations and entertainment and by focusing on customer service. We have adopted a selective approach to the extension of credit to these customers in order to reduce volatility of operating results. We use our research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Las Vegas Player's Club and to fill out surveys that provide us with personal information and preferences and track their level of play. Members of the Riviera Las Vegas Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail, telemarketing and via e-mail.

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

           Create Repeat Customers

           Generating customer loyalty is a critical component of our business strategy as retaining customers is less expensive than attracting new ones. We have developed a focused and coordinated marketing program intended to develop a loyal customer base which emphasizes (1) providing a high level of service to our customers to ensure an enjoyable experience while at the Riviera Las Vegas,
(2) responding to customer surveys and (3) focusing marketing efforts and promotional programs on customers with positive gaming profiles. We believe the implementation of our new player tracking system will help us retain customers. We use our research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Las Vegas Player's Club which tracks their level of play, and to fill out surveys that provide the Riviera Las Vegas with personal information and preferences. Members of the Riviera Las Vegas Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. Promotional offers are made to qualifying customers through direct mail and telemarketing. We design promotional offers targeted at certain mid-level gaming patrons that are expected to provide significant revenues based upon their historical gaming patterns. We contact these customers through a combination of direct mail and telemarketing by an in-house marketing staff, an outside consultant and independent representatives located in major cities. Riviera Las Vegas uses a proprietary database which is linked to our player tracking system to help identify customers' requirements and preferences, thereby allowing Riviera Las Vegas to customize promotions to attract repeat visitors. We offer customers personalized service, credit availability and access to a variety of complimentary or reduced-rate room, dinner and entertainment reservations. We use a specialized multi-tiered marketing approach to attract customers in each of our major markets. Slot and table game tournaments and special events are designed for specific levels of play. Utilizing our proprietary database, our marketing department targets and invites the customers most appropriate for the customized events. In addition, we host an array of special events, including slot and table game tournaments, designed to attract customers for an extended stay. We have found that this individualized marketing approach has provided significant revenues and profitable repeat business.

           Provide Extensive Entertainment Options

           We also focus on attracting our guests through a range of entertainment opportunities. Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas with a variety of regularly scheduled shows and special appearances by headline entertainers. In addition to providing a positive impact on our profitability, the shows attract additional gaming revenue. Surveys conducted through June of 2004 indicate that approximately 67% of the 2004 show patrons came from outside the hotel and approximately two-thirds of these individuals gambled at Riviera Las Vegas before or after the shows.

           Attract Walk-In Traffic

           We seek to maximize the number of people who patronize the Riviera Las Vegas but who are not guests in the hotel by capitalizing on Riviera Las Vegas' prime Strip location, convention center proximity and the Riviera's several popular in-house productions. Riviera Las Vegas is well situated on the Las Vegas Strip near Circus Circus, Stardust Hotel & Casino, Westward Ho Casino & Hotel, Sahara Hotel & Casino, Las Vegas Hilton, the Las Vegas Convention Center, the new Wynn Resort scheduled to open April 28, 2005, as well as numerous non-gaming condominium and time share projects which are either planned or under construction within walking distance of our casino. We do and will strive to attract customers from those facilities, as well as capitalize on the visitors in Las Vegas in general, with the goal of increasing walk-in traffic by
(1) developing and promoting Penny Town, (2) providing a variety of quality, value-priced entertainment and dining options, and (3) promoting "Slot Frenzy", our daily slot tournament, the "Free Pull" and the "$40 for $20" slot promotions, and placing them inside the casino.

           Focus on Convention Customers

           This market consists of two groups: (1) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (2) those attending city-wide events, usually held at the Las Vegas Convention Center. Riviera Las Vegas targets convention business because it typically provides patrons willing to pay higher room rates and we are able to provide certain advance planning benefits, since conventions are usually booked two years in advance of the event date. We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rate, banquet and function spending habits. Riviera Las Vegas also benefits from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. In 2004 we derived 30.3% of our hotel occupancy from convention customers and consider them a critical component of our customer base. We believe that the completed expansion of the Riviera Las Vegas' convention facility in February 1999, from 100,000 to 160,000 square feet, has accommodated the growth in size and number of groups that presently use the facility, attracted new convention groups and increased the percentage of rooms occupied by conventioneers.

           Tour and Travel Operators

           We have found that many of our customers use tour and travel "package" options to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods enabling us to maintain occupancy rates at the highest levels throughout the year. We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. Our four largest tour and travel operators currently account for approximately 18% of total available rooms and 21% of occupied rooms. We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat slot customers.

           Internet

           The Internet segment of our business remained stable in 2004. This segment attracts customers in search of a bargain, those making last minute travel arrangements and those who have the confidence in and find it convenient to book rooms over the Internet. In both 2003 and 2004, our Internet bookings accounted for approximately 12% of total available rooms and 14% of occupied rooms.

Riviera Black Hawk

Business

           Riviera Black Hawk opened on February 4, 2000. Located in Black Hawk, Colorado, approximately 40 miles west of Denver, our casino is the first casino encountered by patrons arriving from Denver on Highway 119. Our casino features the third largest number of gaming devices in the market with approximately 1,000 slot machines and 10 blackjack tables. In Colorado, each slot machine and each table game is considered one gaming device.

           We also offer a variety of non-gaming amenities designed to help differentiate our casino including:

o parking for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options;

o        a 252-seat casual buffet-styled restaurant;

o        a new delicatessen;

o        two themed bars; and

o        an entertainment center with seating for approximately 400 people.

           The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market, have been gaining market share and have contributed to the consistent growth in the overall market. As of December 31, 2004, there were 26 casinos in the Black Hawk/Central City market, with 11 casinos each offering more than 400 gaming devices. The Isle of Capri, located across the street from our casino, with approximately 1,330 gaming machines and 1,000 covered parking spaces, has been the market leader in terms of win per gaming device.

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

           We benefit from strong walk-in traffic due to the proximity of our casino to the Colorado Central Station and the Isle of Capri Casino. We have and continue to develop specific marketing programs designed to attract these walk-in customers. We emphasize quality food and beverage amenities with customer friendly service as a marketing tool. In addition, we provide entertainment programs designed to meet the tastes of the Black Hawk/Central City market, such as live music performances by popular regional and national groups.

           We rely on database marketing in order to best identify target customer segments of the population and to tailor the casino's promotions and amenities to our core group of customers. We use the current database to identify and stratify slot players living primarily in Colorado for appropriate incentives. Approximately 277,000 of these slot players have been identified as of December 31, 2004. In addition, we promote our casino by advertising in newspapers and on the radio in the local areas.

Geographical Markets

The Las Vegas Market

     Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the LVCVA, the number of visitors who traveled to Las Vegas during the 18-year period from 1986 through 2004 increased at a steady and significant rate from approximately 15.2 million in 1986 to approximately
37.4 million in 2004, representing a 146.1% increase during that 18-year period. Approximately 35 million people visited Las Vegas in 2001, 35.1 million in 2002,
35.5 million in 2003 and 37.4 million in 2004. Clark County gaming continued to be a strong and growing business. Clark County gaming revenues increased from $2.4 billion in 1986 to $8.7 billion in 2004, a 262.5% increase during that period. Clark County gaming revenues were $7.6 billion in 2001 and 2002, $7.8 billion in 2003 and $8.7 billion in 2004. The terrorist attacks of September 11, 2001 had an adverse effect on the number of visitors traveling to Las Vegas. Similar events in the future could have an adverse effect on the number of visitors traveling to Las Vegas.

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

     Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 95% from approximately 67,000 at the end of 1989 to approximately 131,500 at the end of 2004, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate met or exceeded 84% for each of the years from 1993 through 2004, with an occupancy rate of 88.6% in 2004. During 2004, approximately 1,021 new hotel rooms opened in Las Vegas.

           We believe that the growth in the Las Vegas market has been enhanced as a result of: (1) a dedicated program by the LVCVA and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (2) the increased capacity of McCarran Airport and (3) the introduction of large themed "must see" destination resorts in Las Vegas. In 1988, approximately 1.7 million delegates attended conventions in Las Vegas and generated approximately $1.2 billion of economic impact. The number of convention delegates increased to over 5.7 million in 2004 with an economic impact in excess of $6.8 billion.

           During the past ten years, McCarran Airport has expanded its facilities to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran Airport has increased from approximately 22.5 million in 1993 to an estimated 41.4 million in 2004. Construction has recently been completed on numerous roadway enhancements to improve access to the airport. McCarran Airport is ranked among the 11th and 6th busiest airports in the world and North America, respectively, based on passenger activity.

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

           The first casino in the Black Hawk/Central City market opened in October 1991, with 13 casinos open by the end of that year. The pace of expansion increased further in 1992 with the number of casinos in the market peaking at 42 casinos. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better capitalized operators, the number of casinos has declined to 26 as of December 31, 2004.

           The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. As of December 31, 2003, the Denver Metropolitan Area had a population of approximately 3.6 million and an average household income in excess of $81,000.

           Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 52% from 7,252 devices in 1992 to 11,000 devices in 2004. Gaming revenues in the Black Hawk/Central City market increased by approximately 3.8% in 2004 over 2003. The City of Black Hawk itself experienced an approximately 3.6% increase in gaming revenue in 2004.

           The City of Black Hawk has experienced more significant growth in gaming revenues than Central City since 1992. The popularity of Black Hawk in comparison to Central City is due primarily to Black Hawk's superior access to major highways, as patrons must first pass through Black Hawk to access Central City from Denver. There is, however, a new road that recently opened which links Central City directly with Interstate 70 that allows customers to reach Central City without driving through Black Hawk. Although this road will allow customers to access Central City directly, we believe that most customers will continue to frequent Black Hawk casinos because of the superior amenities Black Hawk casinos offer. Due to this superior location, larger casino operators have focused on building in Black Hawk. As a result, casinos in Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and convenient free parking for patrons.

Management Activities and New Venue Prospects

           In order to capitalize on our expertise and reputation as a successful operator of casino properties, we formed Riviera Gaming Management, Inc., our wholly owned subsidiary, for the primary purpose of obtaining casino management contracts in Nevada and other jurisdictions. Riviera Gaming Management offers services such as assisting new venue licensee applicants in designing and planning their gaming operations and managing the start-up of new gaming operations. These services include casino design, equipment selection, employee recruitment and training, control and accounting systems development and marketing programs. We believe that management contracts provide high margin income with limited additional overhead and little or no capital expenditure requirements. We are continually evaluating opportunities to manage other casinos/hotels. Our objective is to obtain the right to a substantial equity position in projects we would manage as part of the compensation for our services.

           We filed an application with the Missouri Gaming Commission in October of 2002 for a casino/hotel development project in Jefferson County, Missouri, approximately 22 miles south of downtown St. Louis. Other applicants had also filed applications for development projects in and around the St. Louis metropolitan area. In August, 2004, the Missouri Gaming Commission granted two licenses to another applicant.

           We filed an application with the New Mexico Racing Commission in March of 2002 for a "racino" in Hobbs, New Mexico. We and three other prospective licensees made presentations to the Commission in November of 2003. The Commission awarded the racino license to one of the other applicants.

           The significant contribution of our Black Hawk property to our shareholder value reinforces our effort to diversify into new venues. We are regularly reviewing opportunities to expand and become a larger multi-jurisdictional casino company. The jurisdictions include California, Mississippi, Pennsylvania, Missouri, New Mexico, Iowa and Mexico. We will continue to pursue contacts to manage other casino properties which may include financially distressed casino properties where we believe we may be able to effect a turn-around and which we can obtain a significant equity stake.

Competition

Las Vegas, Nevada

           Intense competition exists among companies in the gaming industry, many of which have significantly greater resources than we do. Riviera Las Vegas faces competition from all other casinos and hotels in the Las Vegas area. We believe that our most direct competition comes from certain large casino/hotels located on or near the Las Vegas Strip which offer amenities and marketing programs similar to those offered by the Riviera Las Vegas.

           Las Vegas gaming square footage and room capacity are continuing to grow and are expected to continue to increase during the next several years.

           During 2004, approximately 1,000 new hotel rooms opened, and as of December 31, 2004, there were approximately 4,000 hotel/motel rooms expected to open in 2005. Existing and future expansions, additions and enhancements to existing properties and construction of new properties by our competitors could divert additional business from our facilities. There can be no assurance that we will compete successfully in the Las Vegas market in the future.

           During 2004, available room nights in the Las Vegas market increased from approximately 46.8 million to approximately 47.4 million, or 1.2%, while total room nights occupied increased from approximately 38.8 million to over
41.9 million, or 8.0%. The ending room inventory at December 31, 2004 was approximately 131,500 compared to approximately 130,500 at December 31, 2003, an increase of approximately 1,000 rooms or 0.8%. This has had the effect of intensifying competition. At Riviera Las Vegas, room occupancy increased from 92.2% in 2003 to 92.6% in 2004 (higher than the Las Vegas hotel average of 88.6%). Room rates increased by $4.41, or 7.3% from $60.40 in 2003 to $64.81 in
2004. Revenue per available room (Rev/Par) increased $4.33 or 7.8% from $55.66 in 2003 to $59.99 in 2004.

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

          The number of casinos on Native American lands has increased since the enactment of the Indian Gaming Regulatory Act of 1988. California voters addressed this issue on March 7, 2000 when they voted in favor of an amendment to the California Constitution that allows Las Vegas-style gambling on Native American lands in that state. While new gaming jurisdictions generally have not materially impacted Las Vegas, the expansion of gaming into California poses a more serious threat to the continued growth of Las Vegas.

           Our current business is highly dependent on gaming in Las Vegas. Riviera Las Vegas derives a substantial percentage of its business from tourists, including customers from Southern California and the southwestern United States. Weakness in the economy of Southern California has in the past, and could in the future, adversely affect our financial results. The events of September 11, 2001 had the most serious effect on our financial results. Similar events in the future could also have an adverse effect on our financial results.

Black Hawk, Colorado

           The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 2004, there were 21 gaming facilities in the Black Hawk market with 10 casinos each offering more than 400 gaming positions. Additional projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market.

           The gaming facilities near the intersection of Main and Mill Streets provide significant competition to our casino. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located across the street from our casino and has 765 slot machines, 10 gaming tables and approximately 700 valet parking spaces. The Isle of Capri Casino, the most successful casino in Colorado is located directly across the street from our casino and features approximately 1,330 slot machines, 14 table games, 1,000 parking spaces, and 237 hotel rooms. Isle of Capri acquired Colorado Central Station in 2003. The Isle of Capri is renovating Colorado Central Station by adding a 1,400 space parking garage, a 165 room hotel and a restaurant on land immediately across Main Street from Colorado Central Station and diagonally across from our casino. We plan to construct an elevated walkway connecting our property with the Isle of Capri. Also, Main Street is currently under renovation. When completed ours will be the first property on Main Street to all customers traveling to Black Hawk via State Route 119. Our parking garage will be the first parking garage and will be easily accessible by way of a right hand turn directly from Main Street. We believe that these renovations will increase the probability that more customers will frequent the immediate area serviced by Isle of Capri, Colorado Central Station and our casino. The renovations are expected to be complete in 2005.

           The number of hotel rooms currently in the Black Hawk/Central City market is approximately 400, with only three gaming facilities providing hotel accommodations to patrons. These include Fortune Valley, formerly Harvey's Wagon Wheel Casino Hotel, with approximately 120 rooms, the Lodge at Black Hawk with approximately 50 rooms and the Isle of Capri Casino with 237 rooms. Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. However, we currently believe that self-parking is a more effective utilization of our available space and that providing hotel accommodations will not be a significant factor, but instead will contribute to growth in the overall market.

           Historically, the city of Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. However, there is a new road that recently opened, which links Central City directly with Interstate 70 and allows customers to reach Central City without driving through Black Hawk. Although this road allows customers to directly access Central City, we believe that most customers will continue to frequent Black Hawk casinos because of the superior amenities Black Hawk casinos offer. This new road provides additional access to the Black Hawk/Central City market, which is especially important on weekends when the traditional road system is over burdened. We believe the new access road is important for the continued growth of the market.

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

          It is also possible that new forms of gaming could compete with our casino. Currently, Colorado law does not authorize video lottery terminals. However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. The player may be awarded a ticket, which can be exchanged for cash or credit play. This form of gaming could compete with slot machine gaming. Voters of the State of Colorado have voted down a proposal which would have authorized video lottery terminals in five race tracks in Colorado. There is no guarantee that such or a similar proposal will not be approved in the future.

           Pursuant to a license agreement, Riviera Las Vegas licenses the use at Riviera Black Hawk of all of the trademarks, service marks and logos used by Riviera Las Vegas. In addition, the license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

Riviera Las Vegas

        As of December 31, 2004 Riviera Las Vegas had 1,340 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 775 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians, painters and teamsters. Riviera Las Vegas' agreements with the Painters Union and Carpenters Union expire in May and July, respectively , of 2005. Agreements with the Southern Nevada Culinary and Bartenders Union, covering the majority of our unionized employees, were renegotiated in 2002 and expire in 2007 as does the agreement with the Stagehands Union. The agreement with the Teamsters Union expires in 2008 while the Operating Engineers and Electrician agreements expire in 2009. The collective bargaining agreement with the Musicians Union expired in 1999. Riviera Las Vegas is currently in negotiations with the Musicians Union. On June 17, 2002, the Teamsters Union filed a petition with the National Labor Relations Board to represent the clerks in the marketing department. On July 26, 2002, the marketing clerks voted in favor of representation by the Teamsters Union by a vote of 5 to 1. On February 23, 2004, at the request of the affected employees, the Teamsters Union withdrew its interest in the representation of the marketing clerks. Although unions have been active in Las Vegas, Riviera Las Vegas considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Las Vegas.

Riviera Black Hawk

           As of December 31, 2004, the total number of full-time equivalent employees was 299. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

           There are currently no collective bargaining agreements in Black Hawk casinos.

Regulation and Licensing

Nevada

Nevada Gaming Authorities

           The ownership and operation of casino gaming facilities in Nevada are subject to: (1) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (2) various local ordinances and regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the State of Nevada Gaming Control Board (the "Nevada Board"), the Clark County Business Department and the Clark County liquor/gaming authorities (collectively, the "Clark County Board"), all of which we collectively referred to as the "Nevada Gaming Authorities."

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

           We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, (1) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering, or hypothecate its assets to secure the payment or performance of the obligations evidenced by such a security, without the prior approval of the Nevada Commission; (2) the pledge of the stock of a Corporate Licensee, such as Riviera Operating Corporation, is void without the prior approval of the Nevada Commission; and (3) restrictions upon the transfer of an equity security issued by a Corporate Licensee and agreements not to encumber such securities are ineffective without the prior approval of the Nevada Commission.

           Changes in control of a registered corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must meet a variety of stringent standards of the Nevada Board and Nevada Commission prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

           The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

           Any person who is licensed, required to be licensed, registered, or required to be registered, or a person who is under common control with and of such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, have contact with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

Colorado Gaming and Liquor Regulation

Summary

      In general, Riviera Black Hawk, its principal executive officers and those of Riviera Holdings Corporation, and any Riviera Black Hawk employees who are involved in Colorado gaming operations are required to be found suitable for licensure by the Colorado Gaming Commission (the "Colorado Commission"). Colorado also requires that owners of 5% or more of our stock be certified as suitable for licensure. Riviera Black Hawk's original retail gaming license was approved by the Colorado Gaming Commission on November 18, 1999 and has been renewed each subsequent year.

Background

           Pursuant to an amendment to the Colorado Constitution (the"Colorado Amendment"), limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Limited stakes gaming means a maximum single bet of five dollars on slot machines and in the card games of blackjack and poker.

           Limited stakes gaming is confined to the commercial district of Black Hawk, as defined by Black Hawk on May 4, 1978. In addition, the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, and which conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming. The Colorado Amendment also prohibits limited stakes gaming between the hours of 2:00 a.m. and 8:00 a.m., and allows limited stakes gaming to occur in establishments licensed to sell alcoholic beverages.

           Further, the Colorado Gaming Act (the "Colorado Act") provides that, in addition to any other applicable license fees, up to a maximum of 40% of the total amounts wagered less payouts to players may be payable by a licensee for the privilege of conducting limited stakes gaming. Such percentage is to be established by the Colorado Commission annually.

           The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; gaming is free from criminal and corruptive elements; (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other affirmative commission approval has any right to a license or to the granting of the approval sought. Any license issued or other commission approval granted pursuant to the provisions of this Colorado Act is a revocable privilege, and no holder acquires any vested rights therein.

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

Gaming Licenses

           The Colorado Commission may issue the following license applicable to the operation of Riviera Black Hawk:

o        operator,

o        retail gaming,

o        support, and

o        key employee gaming licenses.

           The first two licenses require annual renewal by the Colorado Commission. Support and key employee licenses are issued for two-year periods and are renewable by the Division Director. The Colorado Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

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

           The Colorado Regulations require that every officer, director, and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee shall be a person of good moral character and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

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

Duties of Licensees

           A licensee must keep the Division of Gaming advised of its business operations including, but not limited to, gaming contracts and leases. All rules for conduct of gaming activity must be followed to the letter of Colorado statute and regulations.

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

           Violation of the Colorado Act or the Colorado Regulations generally constitutes a class 1 misdemeanor, except as may be specifically otherwise provided within the Colorado Act, which may subject the violator to fines or incarceration or both. A licensee who violates the Colorado Act or Colorado Regulations is subject to suspension of the license for a period of up to six months, fines or both, or to license revocation.

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

           Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of:

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

Item 2.    Properties

           Riviera Las Vegas

      The Riviera Las Vegas is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres. The buildings comprise approximately 1.8 million square feet, including 110,000 square feet of casino space, a 160,000 square foot convention, meeting and banquet facility, 2,070 hotel rooms (including approximately 169 luxury suites) in five towers, three restaurants, a buffet, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, executive and other offices for Riviera Las Vegas are located on the property.

           There are approximately 40 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

           The Riviera Las Vegas and Riviera Black Hawk properties are encumbered by deeds of trust securing our 11% Senior Secured Notes (the "11% Notes") and our five-year senior secured credit facility, which matures in July 2007.

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

           The Riviera Las Vegas and Riviera Black Hawk properties are encumbered by deeds of trust securing the 11% Notes and the senior secured credit facility.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

           PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          (a) Our common stock began trading on the American Stock Exchange ("AMEX") on May 13, 1996 and was reported on the Over-the-Counter Bulletin Board prior to that date. As of March 21, 2005, based upon information available to us from our stock transfer agent and non-objecting beneficial ownership list, we believe there were approximately 600 beneficial holders of our common stock.

           We have never paid any dividends on our common stock and do not currently expect to pay any dividends (cash or otherwise) on our common stock for the foreseeable future. Our ability to pay dividends is primarily dependent upon receipt of dividends and distributions from our subsidiaries which currently include the operations of Riviera Las Vegas and Riviera Black Hawk. In addition, the Note Indenture and our secured credit facility materially restrict our ability to pay dividends.

           Our common stock is traded on AMEX under the symbol RIV. We do not currently meet the earnings or net worth standards of AMEX. We have been informed, however that according to AMEX policy, AMEX will not normally consider suspending dealings in or delisting the securities of a company that does not meet the earnings or net worth standards if the company's publicly held shares have a market value of at least $15 million. However, we can not give any assurance that Amex will follow that policy or that our share price will enable us to meet that standard in the future. Based on the number of our publicly held shares as of March 21, 2005, our share price would have to be at leaset $1.22 in order for us to meet the $15 million standard If our shares were eventually delisted from AMEX, the marketability and liquidity of our common stock could be significantly reduced.

           The table below sets forth the high and low closing prices by quarter for the years ended December 31, 2004 and 2003, based on AMEX reported prices by certain brokers who have had transactions in our common stock during the year, after giving effect to the three-for-one stock split effective March 11, 2005:


                       First            Second            Third          Fourth
                      Quarter          Quarter           Quarter         Quarter
        2004
        HIGH           $2.68           $3.27             $6.43           $13.93
        LOW             1.80            2.64              2.88             6.18

        2003
        HIGH           $1.66           $2.10             $1.88           $ 1.90
        LOW             1.22            1.32              1.69             1.78

           On March 21, 2005, 43,700 shares of our common stock were traded on AMEX, with a reported closing price of $12.57 per share.

Equity Compensation Plan Information (as of December 31, 2004)
--------------------------------------------------------------
                           A                    B                      C
Plan category  Number of securities to    Weighted-average  Number of securities
-------------  be issued upon exercise   exercise price of   remaining available
               of outstanding options,  outstanding options, for future issuance
               warrants and rights       warrants and rights under equity compensation
               ----------------------    -------------------  plans (excluding
                                                            securities reflected
                                                              in column A)
                                                              ---------------
Equity compensation
plans approved by
security holders        477,000                 $2.42                -0-

Equity compensation
plans not approved
by security holders       -0-                    -0-              440,538(1)

Total                   477,000                 $2.42             440,538

           (1) Of the 440,538 shares referenced in column C of the above table, 394,518 are from the Company's Restricted Stock Plan and 46,020 are from the Company's Stock Compensation Plan for Directors Serving on the Compensation Committee, which are described in Notes 1 and 13, respectively, of the Company's consolidated financial statements.

Item 6.    Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company for the years ended December 31 (in thousands, except Net Loss Per Diluted Common Share, and adjusted for three-for-one stock split):

 ------------------------ ---------- ---------- --------- ---------- ---------
                             2004       2003       2002      2001       2000
 ------------------------ ---------- ---------- --------- ---------- ---------
 Net Operating Revenue     $201,350   $190,159  $188,292   $202,031   $201,531
 Net Loss                   (2,086)   (14,453)  (24,722)    (6,407)    (4,215)
 Net Loss Per Diluted
  Common Share              ($0.20)    ($1.39)   ($2.39)     ($.60)     ($.35)
 Total Assets               217,536    221,538   235,896    267,818    283,710
 Long-Term Debt             216,467    219,625   220,124    220,439    226,043
 ------------------------ ---------- ---------- --------- ---------- ---------

The net losses for 2003 and 2004 were impacted by $2.4 million or ($0.23) per share and $1.1 million or ($0.10) per share, respectively, for development and project costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Developments

           We own and operate the Riviera Las Vegas on the Las Vegas Strip in Las Vegas, Nevada, and the Riviera Black Hawk in Black Hawk, Colorado.

           Our capital expenditures for Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for our customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions. In addition, we are in the process of updating our gaming monitoring systems, including TITO capability on our slot machines. At December 31, 2004 substantially all of our slot machines had been converted to the new gaming monitoring system. As of December 31, 2004 we had 485 slot machines, or approximately 36% of our slot machines in Las Vegas, on TITO. Depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. If we accelerate the process, we would have to finance the additional slot machine purchases by using our revolving credit facility or separate financing arrangements for approximately $10 million.

           In Black Hawk, the $5 maximum bet restricts table games to a minimum and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market. The gaming authorities approved TITO systems in Colorado for Riviera Black Hawk on December 16, 2003 and we had 35 of our slot machines on the TITO system as of December 31, 2003. By the end of 2004 we had 515 slot machines, or 51% of our slot machines in Black Hawk, on TITO. Again, depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. If we accelerate the process, we would have to finance the additional slot machine purchases by using our revolving credit facility or separate financing arrangements for approximately $6 million.

           Effective March 11, 2005, we effected a three-for-one split of our common stock. This increased the number of outstanding shares of our common stock (net of treasury shares) to 12,340,755. All per share -related information in this Form 10-K has been adjusted to reflect the stock split.

         On February 15, 2005, we announced that we have requested our Jefferies to explore strategic alternatives for maximizing shareholder value, including development of our Las Vegas property, refinancing, joint ventures, mergers and other methods of realizing the value of our stock. We continue to work with Jefferies to explore such alternatives.

         In 2004, we entered into confidential discussions regarding a potential sale of our company to a third party. Discussions with one third party, which commenced in 2004, ended in 2005 and we retained a one million dollar fee paid to us by that third party. Such amount will be reflected in our 2005 first quarter results.

        Subject to stockholder approval at our 2005 annual meeting, we intend to implement two new stock option plans and allocate a total of 1,150,000 shares to them. We will grant options for 6,000 shares to each non-emplyee director on the effective date of the plan. The option exercise price will be the closing market price of our stock on the date of the option grant. The options will vest over five years at 20% per year, commencing on the first anniversary of the grant.

        We will allocate one million shares to a new incentive stock option plan for our officers and key employees. Our Compensation Committee will have discrestion as to whom those options will be granted and the number of shares to be allocated to each option grant. The option exercise price will be the closing market price of our stock on the date of the option grant. The options will vest over four years, with 20% vesting on the date of grant, and an additional 20% on each anniversary of the grant.

       At our 2005 annual meeting, we also intend to ask for shareholder approval to issue 30,000 shares of stock to our four non-employee directors. In April and May of 2004, we attempted to grant to those directors stock options for a total of 30,000 shares. However, we later determined that our stock option plan had expired before the attempted grant, rendering those options null and void.

       In March 2005, we granted to 19 of our executives a total of 337,500 shares of stock under our Restricted Stock Plan in substitution for options for 337,500 shares that we attempted to grant to them in July 2003. We later determined that our stock option plan had expired before our attempted grant of the options, which rendered them null and void. The shares are subject to a 20% annual vesting schedule, commencing March 10, 2006. The shares vest immediately upon death, disability, retirement at age 62, termination of employment by us other than for cause, an event of hardship as approved by the Compensation Committee, or in the event of a change in control of our company.

Results of Operations

2004 Compared to 2003

           The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. Operating income from properties is presented as shown on the Consolidated Statement of Operations.

                               Year Ended December 31,   $ Change    % Change
(In Thousands)                     2004         2003    Incr/(Decr) Incr/(Decr)

Net revenues:
  Riviera Las Vegas            $ 147,949     $ 140,963     $ 6,986      5.0 %
  Riviera Black Hawk              53,401        49,196       4,205      8.5 %
                                 -------       -------      ------      -------
     Total Net revenues        $ 201,350     $ 190,159    $ 11,191      5.9 %
                                 =======       =======      ======      =====
Operating income:
  Riviera Las Vegas             $ 19,271      $ 12,373     $ 6,898     55.8 %
  Riviera Black Hawk              10,919         7,377       3,542     48.0 %
  Development and Project Costs  (1,193)       (2,365)       1,172    (49.6)%
  Corporate Expenses             (4,038)       (4,485)         447     (10.0)%
                                 -------       -------      ------     -------
     Total Operating income     $ 24,959      $ 12,900    $ 12,059     93.5 %
                                 =======       =======     =======     =======

Riviera Las Vegas

Revenues

           Riviera Las Vegas net revenues increased by approximately $7.0 million, or 5.0%, from $141.0 million in 2003 to $148.0 million in 2004 primarily due to increased average daily rate for our rooms, higher average check in our restaurants and increased covers in our entertainment venues. Room revenues increased $2.6 million, as the average room rate increased $4.41 or 7.3% from $60.40 to $64.81 and hotel occupancy increased from 92.2% to 92.6%. Revenue per available room (Rev Par) increased $4.33 from $55.66 to $59.99 or 7.8%. The increase is due to a 3.0% increase in Convention room revenue, which made up 40% of total room revenue. Food and Beverage revenue increased by $1.4 million, or 5.3% due to higher menu prices resulting in higher average check in all restaurants. Entertainment revenues increased by approximately $2.3 million or 12.5% from $18.4 million during 2003 to $20.7 million during 2004 due to the addition of new shows and popularity of some of our existing shows resulting in an overall attendance increase of 17.6%.

Operating Income

           Operating income increased $6.9 million or 55.8% from $12.4 million in 2003 to $19.3 million in 2004 primarily due to the increased revenues as discussed above. During 2004, casino marketing and other expenses decreased $2.5 million which contributed to approximately 4% of the increase in margin. Room operating income increased $1.3 million and the margin increased slightly. Food, beverage and entertainment costs increased $4.0 million, which caused margins to decrease approximately 3%. Depreciation was down $1.9 million as significant equipment purchases five to seven years earlier became fully depreciated.

Riviera Black Hawk

Revenues

         Riviera Black Hawk net revenues increased $4.2 million, or 8.5% from $49.2 million in 2003 to $53.4 million in 2004, as the operation increased market share despite increased competition. Casino revenues, primarily from slot machines, increased by $4.7 million, or 10.0% from $46.4 million in 2003 to $51.4 million in 2004 due to higher win per customer. Average slot machine win per unit increased from $149 per day in 2003 to $177 per day in 2004.

Operating Income

         Operating income increased by $3.5 million, or 48.0% from $7.4 million in 2003 to $10.9 million in 2004. Due to increased incentive and ESOP contributions as a result of increased profits, general and administrative costs increased by $488,000. However, general and administrative expense as a percent of revenue decreased from 22.7% in 2003 to 21.8% in 2004.

Consolidated Operations

Other Income (Expense)

         Interest expense for 2004 was $27.1 million, of which $25.3 million related to interest and amortized loan fees on the 11% Notes. In 2003 our interest expense was $27.4 million. Corporate expenses decreased from $4.5 million in 2003 to $4.0 million in 2004 due to expenses incurred in 2003 associated with a shareholder vote to amend our articles of incorporation.

Net Loss

         The consolidated net loss decreased approximately $12.4 million from $14.5 million in 2003 to $2.1 million in 2004 mainly due to increased income from operations as explained above. Results for 2003 were impacted by development and projects costs totaling $2.4 million. We filed an application with the New Mexico Racing Commission in March of 2002 for a "racino" in Hobbs, New Mexico. We and three other prospective licensees made presentations to the Commission in November of 2003. The Commission awarded the racino license to one of the other applicants and we wrote off $1.3 million of costs associated with the project. In addition during 2003 we wrote off development and project costs associated with our Missouri project totaling $1.1 million. In August 2004, the Missouri Gaming Commission awarded the license to one of the other applicants and we wrote off an additional $1.0 million in development and project costs associated with the project. The Missouri cost coupled with New Mexico wind-up costs of $100,000 incurred in 2004 resulted in a total write off of $1.1 million in 2004.

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

----------------------------------------------------------- -------------------
                                Year Ended December 31,  $ Change    % Change
(In Thousands)                   2003        2002        Incr/(Decr) Incr/(Decr)
Net Revenues:
Rivera Las Vegas                $140,963    $139,159      $1,804       1.2%
Riviera Black Hawk                49,196      49,133          63       0.1%
                                  ------      ------       -----       ----
     Total Net revenues         $190,159    $188,292      $1,867       1.0%
                                --------    --------      ------       ----
Operating Income:
Riviera Las Vegas                $12,373    $12,265         $108       0.9%
Riviera Black Hawk                 7,377       7,350          27       0.4%
Development and Project Costs    (2,365)                 (2,365)        -
Corporate Expenses               (4,485)     (3,762)       (723)    (19.2)%
                                 -------     -------       -----    -------
      Total Operating Income     $12,900     $15,853    $(2,953)    (18.6)%
                                 -------     -------    --------    -------

Riviera Las Vegas

Revenues

           Riviera Las Vegas net revenues increased by approximately $1.8 million, or 1.3%, from $139.2 million in 2002 to $141.0 million in 2003 primarily due to increased hotel occupancy and increased average daily rate. Room revenues increased $2.0 million, as the average room rate increased $0.47 or 0.8% from $59.93 to $60.40 and hotel occupancy increased from 89.6% to 92.2%. Revenue per available room (Rev Par) increased $1.96 from $53.70 to $55.66 or 3.6%. The increase is due to a 3.4% increase in Convention room revenue, which made up 41% of total room revenue and 30% of occupied rooms. A report by the LVCVA indicates that visitor volume for 2003 was up 1.3% from 2002 levels. Casino revenues decreased approximately $658,000 or 1.1%, from $59.6 million during 2002 to $59.0 million during 2003. Slot revenues were up 1.3%, while table games revenues were down 7.9%. The hold percentage was comparable for slot machines in 2003 and 2002. Table games hold percentage was down 1.2% from 2002 to 2003. Entertainment revenues increased by approximately $827,000 or 4.7% from $17.6 million during 2002 to $18.4 million during 2003 as attendance increased 3.8%, which was partially offset by a 1.7% decrease in average ticket price.

Operating Income

           Operating income decreased $108,000 or 0.9% from $12.3 million in 2002 to $12.4 million in 2003. Although revenues increased, that increase was offset by increased general and administrative expenses due to a change in the structure of the CEO's compensation and additional professional fees associated with corporate governance.

Riviera Black Hawk

Revenues

         Riviera Black Hawk recorded similar net revenues in 2003 as it had in 2002, from $49.1 million in 2002 to $49.2 million in 2003 as the operation held on to market share in the face of increased competition. Casino revenues, primarily from slot machines, increased slightly by approximately $272,000 or 0.6% from $46.5 million in 2002 to $46.7 million in 2003. Average slot machine win per unit increased from $142 per day in 2002 to $149 in 2003. Food and beverage revenues decreased by approximately $1.0 million or 15.1% from $6.6 million in 2002 to $5.6 million in the 2003.

Operating Income

         Operating income remained the same at $7.4 million in 2002 and 2003. General and administrative costs increased $836,000. General and administrative costs were 22.7% of revenues in 2003 compared with 22.1% in 2002 due to $419,000 in costs relating to our portion of the campaign to defeat Amendment 33, which would have authorized slot machines at racetracks in the state of Colorado.

Consolidated Operations

Other Income (Expense)

         Interest expense for 2003 was $27.4 million, of which $25.3 million related to interest and amortized loan fees on the 11% Notes. Interest expense on the 11% Notes of $12.2 million plus related amortization of loan fees totaled approximately $13.0 million in 2002. In addition, the interest expenses on the retired 10% First Mortgage Notes, the retired Black Hawk 13% First Mortgage Notes, and equipment and other financing costs totaled approximately $13.8 million in 2002 for a combined total of interest expense of $26.8 million. Fiscal 2002 results were affected by the loss on extinguishment of debt totaling $11.2 million. The costs included the call premium on our refinanced 10% First Mortgage Notes and Riviera Black Hawk's refinanced 13% First Mortgage Notes, the write off of unamortized deferred loan costs associated with the refinanced bonds and the balance of the original issue discount on the 10% First Mortgage Notes. Furthermore, the results were affected by approximately $2.7 million of additional net interest expense, incurred as a result of the defeasance / retirement of the debt.

Net Loss

           The consolidated net loss decreased approximately $10.2 million from $24.7 million in 2002 to $14.5 million in 2003 mainly due to the cost of extinguishment of debt of $11.2 million and defeasance interest of $2.7 million in 2002 as explained above. Results for 2003 were impacted by development and projects costs totaling $2.4 million. We filed an application with the New Mexico Racing Commission in March of 2002 for a "racino" in Hobbs, New Mexico. We and three other prospective licensees made presentations to the Commission in

November of 2003. The Commission awarded the racino license to one of the other applicants and we wrote off $1.3 million of costs associated with the project. We filed an application with the Missouri Gaming Commission on October 9, 2002 for a casino/hotel development project in Jefferson County, Missouri. In February 2004, St. Louis County endorsed another gaming operator for a casino/hotel development project. St. Louis County is located directly to the north of Jefferson County. In August 2004 the Missouri Gaming Commission awarded the license to the St. Louis County-endorsed applicant. During 2003 we incurred $1.1 million of development and project costs associated with the Missouri project.

Liquidity and Capital Resources

         We had cash and cash equivalents of $18.9 million at December 31, 2004, which was a decrease of $458,000 from December 31, 2003. Cash balances include amounts that may be required to fund our CEO's pension obligation in a rabbi trust with 5 days notice. (See Note 7 to the financial statements, Other Long-Term Liabilities.) Although we are aware of no current intention of our CEO to require this funding, under certain circumstances, approximately $5.2 million would have to be disbursed in a short period.

         For 2004, our net cash provided by operating activities was $12.4 million compared to $6.2 million in 2003 due primarily to an increase in operating income. Cash flows used in investing activities were $10.1 million in 2004 compared to $8.3 million in 2003 due to an increase in capital expenditures. Net cash used in financing activities was $2.8 million in 2004 compared to cash provided by financing activities of $1.2 million in 2003. We believe that cash flow from operations, combined with the $18.9 million cash and the $30 million available on our Senior Secured Credit Facility discussed below, will be sufficient to cover our annual debt service and enable our investment in budgeted capital expenditures. Such expenditures include approximately $8.0 million in maintenance capital expenditures (approximately $4 million of which will be used to purchase 330 TITO machines for both properties) and property upgrades of approximately $11.4 million. Approximately $8.4 million of the property upgrades are associated with the Riviera Black Hawk expansion project which includes the expansion of Main Street in front of our casino, construction of a pedestrian bridge connecting our property directly with the Isle of Capri, and expansion of the front of the casino and the purchase of additional machines at the Riviera Black Hawk. The remaining $3.0 million of property upgrades will be used primarily to complete the room renovation program at Rivera Las Vegas.

         On June 26, 2002, we secured new debt in the principal amount of $215 million in the form of the 11% Notes with a maturity date of June 15, 2010. Interest on the 11% Notes is at the annual rate of 11% paid semiannually on each June 15 and December 15, beginning December 15, 2002. The net proceeds of the 11% Notes, along with cash on hand, were used to defease Riviera Las Vegas' 10% First Mortgage Notes due 2004 and to defease Riviera Black Hawk's 13% First Mortgage Notes with contingent interest due 2005. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the 11% Notes at maturity. Accordingly, our ability to repay the 11% Notes at maturity will be dependent upon our ability to refinance the 11% Notes. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity. At any time prior to June 15, 2005, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 11% Notes at a redemption price of 111% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings. On or after June 15, 2006, we may redeem the 11% Notes from time to time at a premium beginning at 105.5% and declining each subsequent year to par in 2009.

         The Note Indenture provides that, in certain circumstances, we must offer to repurchase the 11% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, we would be unable to pay the principal amount of the 11% Notes without a refinancing.

         The Note Indenture contains certain covenants, which limit our ability, subject to certain exceptions, to: (1) incur additional indebtedness; (2) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (3) enter into certain transactions with affiliates; (4) create certain liens; (5) sell certain assets; and (6) enter into certain mergers and consolidations. As a result of these restrictions, our ability to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, we would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At December 31, 2004, we believe that we are in compliance with the covenants.

         On July 26, 2002, we entered into a $30 million, five-year senior secured credit facility. The credit facility is secured by substantially the same collateral that secures the 11% Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the 11% Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, we can obtain extensions of credit in the forms of cash and letters of credit. We are required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco at its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars plus 3.00%. However, the minimum interest rate we will be charged on outstanding cash advances is 4.50%.

         Self-insurance reserves can be affected by price changes in the medical field, speed of processing claims by our third party administrator, estimates of claims incurred but not reported, homogeneous nature of claims and other factors. Significant changes in those factors could affect the estimates for self-insurance by $100,000 or more. A 10% increase in medical costs could impact our reserves and increase our expense by approximately $460,000 on an annual basis.

Contractual Obligations

           The table under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" summarizes our contractual obligations and commitments as of December 31, 2004.

Critical Accounting Policies

           The preparation of our consolidated financial statements requires us to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. We periodically evaluate our policies, and our estimates and assumptions related to these policies. We operate in a highly regulated industry. For both our Las Vegas, Nevada and Black Hawk, Colorado operations we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include customer loyalty liabilities, self-insured medical and workers compensation costs and litigation costs. We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

         We have determined that the following accounting policies and related estimates are critical to the preparation of our consolidated financial statements:

Long-lived Assets

         We have a significant investment in long-lived property and equipment. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these non-discounted future cash flows could necessitate an impairment charge that would adversely affect operating results. We estimate useful lives for our assets based on historical experience, estimates of assets' commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives, and obsolescence, and we assess commercial viability of these assets periodically.

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

Allowance for Credit Losses

         We maintain an allowance for estimated credit losses based on historical experience and specific customer collection issues. Any unforeseen change in customer liquidity or financial condition could adversely affect the collectibility of that account and our operating results.

Litigation Reserves

         We assess our exposures to loss contingencies including legal matters, and we provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from our estimate, operating results could be impacted.

Self-insurance Reserves

         We are self-insured for various levels of general liability, workers' compensation, and non-union employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, we consider our historical claims experience and make judgments about the expected levels of costs per claim. Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

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

Recently Issued Accounting Standards

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

         SFAS No. 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board ("APB") Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award in the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

         We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. generally accepted accounting principles beginning after June 15, 2005. We are also required to use either the "modified prospective method" or the "modified retrospective method." Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date.

         Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. See Note 1 to our audited financial statements included in this Form 10-K.

         Under both methods, we are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

         We have commenced our analysis of the impact of SFAS 123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, (3) whether we will use the modified prospective method or elect to use the modified retrospective method, and (4) whether we will elect to use straight line amortization or an accelerated method.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets which is an amendment of APB Opinion No. 29. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. We are analyzing the requirements of this new Statement and we believe that its adoption will not have any significant impact on our financial position, results of operations or cash flows.

Forward-Looking Statements

         Throughout this report we make "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and similar words and include all discussions about our acquisition, development, expansion and shareholder value plans. We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

         Specific factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

o the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;

o our substantial indebtedness, debt service requirements and liquidity constraints;

o the results of our recently announced plan to explore strategic alternatives for maximizing shareholder value;

o the availability of additional capital to support capital improvements and development;

o    fluctuations in the value of our real estate, particularly in Las Vegas;

o competition in the gaming industry, including the availability and success of alternative gaming venues and other entertainment attractions;

o economic, competitive, demographic, business and other conditions in our local and regional markets;

o changes or developments in laws, regulations or taxes in the gaming industry;

o actions taken or not taken by third parties, such as our customers, suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

o    retirement or other loss of our senior officers;

o other changes in personnel or compensation, including federal minimum wage requirements;

o our failure to obtain, delays in obtaining, or the loss of, any licenses, permits or approvals, including gaming and liquor licenses, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any of our licenses, permits or approvals on a timely basis;

o    a decline in the public acceptance of gaming;

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

o the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001; and

o    other risk factors discussed elsewhere in this report.

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

         As of December 31, 2004, we had $216.5 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 (with a carrying value of $212.8 million) and capital leases maturing at various dates through 2005. Interest under the 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.2% to 13.5%. The borrowings also include $761,000 in a special improvement district bond offering ("SID Bonds") with the City of Black Hawk. Our share of the debt on the SID Bonds of $1.2 million is payable over 10 years beginning in 2000. The SID Bonds bear interest at 5.5%. We are not susceptible to interest rate risk because our outstanding debt is at fixed rates. Our $30 million senior secured revolver credit facility is at prime plus three-quarters of one percent and would not subject us to a material interest rate fluctuation. As of December 31, 2004, we had no borrowing outstanding under our senior secured credit facility.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in Thousands)                                                                        Fair Value
                                2005     2006     2007     2008    2009  Thereafter   Total   At 12/31/04

Long -Term Debt                          All interest rates are fixed
Including Current Portions
Equipment loans and
capital leases-Las Vegas        $667     $707     $751     $186     $55              $2,366     $2,366
Average interest rate           6.0%     6.0%     6.0%     6.0%    5.5%


11% Senior Secured Notes                                                  $215,000  $215,000  $240,263
Less unamortized discount                                                  (2,208)   (2,208)   (2,208)
Average interest rate                                                       11.8%

Capital leases,
 Black Hawk, Colorado           $658                                                    $658      $658
Average interest rate          10.8%

SID Bonds-Black Hawk,
 Colorado casino project        $116     $124     $129     $137    $145                 $651      $651
Average interest rate           5.5%     5.5%     5.5%     5.5%    5.5%

Total of all Long-Term Debt
Including Current Portion     $1,441     $831     $880     $323    $200   $212,792  $216,467  $241,730

Other Long - Term Liabilities
including Current Portion
CEO pension plan obligation   $1,000   $1,000   $1,000   $1,000  $1,000       $152    $5,152   $5,152
Average interest rate          11.8%    11.8%    11.8%    11.8%   11.8%      11.8%

Expected Interest payments   $24,315  $24,148  $23,984  $23,828 $23,699    $10,840  $130,814

Item 8.    Financial Statements and Supplementary Data

           See Financial Statements included in Part IV; Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

Item 9A.   Controls and Procedures

           We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

           As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

           During our last fiscal quarter there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

         PART III

Item 10.   Directors and Executive Officers of the Registrant


         The following table presents information as of March 17, 2005 regarding our directors and the directors of Riviera Operating Corporation ("ROC"), our wholly-owned subsidiary:

      Name                                Age                  Position

William L. Westerman                      73        Our Chairman of the Board,
                                                    Chief Executive Officer and
                                                    President; Chairman of the
                                                    Board and Chief Executive
                                                    Officer of ROC.

 Robert R. Barengo                        63        Our and ROC's Director;
                                                    Director of Government and
                                                    Public Affairs of ROC

 Jeffrey A. Silver                        59        Our and ROC's Director

 Paul A. Harvey                           67        Our and ROC's Director

 Vincent L. DiVito                        45        Our and ROC's Director

 James N. Land, Jr.                       75        Our and ROC's Director

     William L. Westerman has been our Chairman of the Board and Chief Executive Officer ("CEO") since February 1993. Mr. Westerman was a consultant to Riviera, Inc. (our predecessor company) from July 1, 1991 until he was appointed Chairman of the Board and CEO of Riviera, Inc. on January 1, 1992. From 1973 to June 30, 1991, Mr. Westerman was President and CEO of Cellu-Craft Inc., a manufacturer of flexible packaging primarily for food products, and then had several positions with Alusuisse, a multi-national aluminum and chemical company, following its acquisition of Cellu-Craft in 1989. Mr. Westerman was on the Board of Managers of Peninsula Gaming Partners, LLC from June 1999 to December 2000.

     Robert R. Barengo has been one of our and ROC's Directors since February 1993. Mr. Barengo was a consultant to Riviera, Inc. from January 1993 until June 30, 1993. Since 1972, Mr. Barengo has been engaged in the private practice of law in Reno, Nevada. Mr. Barengo was elected to the Nevada Assembly in 1972 and served until 1982. In 1979, Mr. Barengo was elected Speaker Pro Tempore and in 1981 Mr. Barengo was elected Speaker of the Assembly. Since 1993, Mr. Barengo has been the President and the sole stockholder of Silver State Disseminators Company, a company licensed by Nevada gaming authorities to disseminate racing information in the State of Nevada. In October 1992, the Governor of Nevada appointed Mr. Barengo as a member of the State of Nevada Dairy Commission. The term ended July 1, 2004. On December 3, 2003, Governor Guinn appointed Mr. Barengo as a member of the Nevada Tax Commission. Mr. Barengo was the Chairman of the Board and a Director of Western Thrift and Loan, a Nevada licensed thrift company, from 1997 to 2003 when he sold his interest and resigned. Mr. Barengo accepted the position of Director of Government and Public Affairs with ROC effective January 1, 2001, in addition to his duties as a director of the Company and of ROC.

         Jeffrey A. Silver has been one of our and ROC's Directors since February 26, 2001. Mr. Silver is currently a shareholder with the law firm of Gordon & Silver, Ltd., in Las Vegas, Nevada. Mr. Silver served as the Chief Deputy District Attorney, Clark County, Nevada from 1972 to 1975 and was a Board Member with the Nevada Gaming Control Board from 1975 to 1978 before engaging in the private practice of law from 1979 to 1981 and 1984 to the present. Mr. Silver was the Chief Operating Officer and General Counsel of the Landmark Hotel & Casino from 1981 to 1983, CEO of the Riviera, Inc. from 1983 to 1984 and Senior Vice President at Caesars Palace in 1984. Mr. Silver served on the Board of the LVCVA from 1989 to 1992 as Secretary/Treasurer and also served as trustee. He was a member of the Board of Directors of the Greater Las Vegas Chamber of Commerce from 1988 to 1995 and in 1988 was its Chairman. Mr. Silver served for four years as a member of the United States Travel and Tourism Advisory Board. He was President of the International Association of Gaming Attorneys from 1992 to 1994 and Chairman of the American Bar Association Section of Gaming Law from 1994 to 1996.

         Major General Paul A. Harvey USAF (Ret) has been one our and ROC's Directors since May 18, 2001. General Harvey is currently a consultant to the gaming, hotel and resort industry. General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East. He flew 160 combat missions in Vietnam and Southeast Asia before retiring in 1991 as a command pilot with over 5,000 flying hours. Following retirement, he was an Executive in Residence and Assistant to the President of William Carey College and taught MBA studies in management and leadership. General Harvey was the Executive Director of the Mississippi Gaming Commission from 1993 through 1998 before becoming President and CEO of Signature Works, Inc., which is the largest employer of blind and visually impaired people in the world. In 2000 Signature Works, Inc. merged with LCI, Inc. His present company, PDH Associates, Inc., provides consulting service to the gaming, hotel and resort industry. In February 2002, General Harvey was named President of Karhouse, Inc., headquartered in Pensacola, Florida, which provides automobile storage for Department of Defense personnel who are on deployed or overseas status. Since 1996, General Harvey has served on the Board of Directors of the National Center for Responsible Gaming. He also serves on the Board of Directors of VirtGame Corp., which is headquartered in San Diego, California and has a class of securities registered under the Securities Exchange Act of 1934. General Harvey is also a Commissioner on the Mississippi Band of Choctaw Indians Athletic and Boxing Commission.

         Vincent L. DiVito was appointed as one of our and ROC's Directors effective June 14, 2002. Mr. DiVito is currently Vice President, Chief Financial Officer and Treasurer of Lonza, Inc., a global specialties chemical business headquartered in Fair Lawn, New Jersey. Lonza, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange. He also serves on the Board of Directors of VirtGame Corp., which is headquartered in San Deigo, California and has a class of securities registered under the Securities Exchange Act of 1934. Prior to September 2000, Mr. DiVito was the Vice President and Chief Financial Officer of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, after having served as the Director of Business Development. From 1984 to 1990 Mr. DiVito was the Vice President of Miracle Adhesives Corp. (a division of Pratt & Lambert, an American Stock Exchange-listed manufacturer of paints, coatings and adhesives). Prior to 1984, Mr. DiVito spent two years on an audit team at Ernst & Whinney (now Ernst & Young). Mr. DiVito is a certified public accountant and certified management accountant.

         James N. Land, Jr., is currently a corporate consultant and was appointed as one of our and ROC's Directors effective April 12, 2004. Mr. Land was first elected a Director of the Company and ROC on January 21, 1999 and thereafter resigned on May 31, 2002. From 1956 to 1976, Mr. Land was employed by The First Boston Corporation in various capacities, including Director, Senior Vice President, Co-Head of Corporate Finance, and head of International Operations. From 1971 through 1999, he served as Director of various companies, including Kaiser Industries Corporation, Marathon Oil Company, Castle & Cooke, Inc., Manville Corporation, NWA, Inc., Northwest Airlines, and Ratheon Company.

Executive Officers

         The following table presents information as of March 17, 2005 regarding our and ROC's executive officers:

Name                                Age         Position

William L. Westerman                73          Our and ROC's Chairman of the
                                                Board and CEO, and our President

Duane R. Krohn                      59          Our and ROC's Treasurer and
                                                Chief Financial Officer, and
                                                Executive Vice President of
                                                Finance of ROC

Tullio J. Marchionne                50          Our Secretary and General
                                                Counsel, and Secretary and Vice
                                                President of ROC

Robert A. Vannucci                  57          President and Chief Operating
                                                Officer of ROC

Ronald P. Johnson                   56          Executive Vice President of
                                                Gaming Operations of ROC

         For a description of the business experience of William L. Westerman, see "Directors" above.

         Duane R. Krohn, CPA, became our and ROC's Treasurer on June 30, 1993 and was elected Vice President of Finance of ROC on April 26, 1994 and Executive Vice President of Finance of ROC on July 1, 1998. He served as Secretary from June 8, 1999 to February 17, 2000. Mr. Krohn was initially employed by Riviera, Inc. in April 1990, as Director of Corporate Finance and served as Vice President-Finance from March 1992 to June 30, 1993. Prior to 1990, Mr. Krohn was Chief Financial Officer of the Imperial Palace, the Mint and the Dunes in Las Vegas, Nevada, and Bally's Park Place in Atlantic City, New Jersey.

         Tullio J. Marchionne became our General Counsel on January 10, 2000, was appointed as our and ROC's Secretary on February 17, 2000 and was elected Vice President of ROC on February 26, 2001. Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a casino games dealer and served in various capacities including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when he was transferred to the Four Queens Hotel and Casino as Director of Casino Operations pursuant to the management agreement we had with the Four Queens through our subsidiary. He served in that position until May 1997. Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997. Mr. Marchionne served as a Casino Supervisor with Bally's, Las Vegas, from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort At Summerlin (a Las Vegas casino/hotel) from November 1998 until December 1999.

         Robert A. Vannucci was elected Vice President of Marketing and Entertainment of ROC on April 26, 1994, Executive Vice President of Marketing and Entertainment on July 1, 1998 and President of ROC on October 1, 2000. Mr. Vannucci had been Director of Marketing of ROC since July 19, 1993. Mr. Vannucci was Senior Vice President of Marketing and Operations at the Sands Casino Hotel in Las Vegas from April 1991 to February 1993. He was Vice President and General Manager of Fitzgerald's Las Vegas (a casino/hotel) from 1988 to January 1991.

         Ronald P. Johnson became Vice President of Gaming Operations of ROC in September 1994, Executive Vice President of Gaming Operations of ROC on July 1, 1998, and on February 10, 1999, President of Riviera Black Hawk, Inc. (our wholly-owned subsidiary which owns and operates the Riviera Black Hawk), a position he holds concurrently with his ROC Executive Vice President position. Mr. Johnson became Director of Slots on June 30, 1993 and was elected Vice President of Slot Operations and Marketing on April 26, 1994. Mr. Johnson was Vice President-Slot Operations and Marketing of Riviera, Inc. from April 1991 until June 30, 1993. He was Vice President-Slot Operations for Sands Hotel and Casino Inc. from September 1989 until he joined Riviera, Inc.

         Our and ROC's officers serve at the discretion of our and ROC's respective Boards of Directors, and they are also subject to the licensing requirements of the Nevada Gaming Commission.

Audit Committee Financial Expert

           Our Board of Directors has determined that the Chairman of our Audit Committee, Vincent L. DiVito, who meets the American Stock Exchange audit committee independence requirements, is a financial expert. Mr. DiVito is a certified public accountant, certified management accountant, spent two years on the audit team at Ernst & Whinney (now Ernst & Young) and is currently the Chief Financial Officer and treasurer of a global specialties chemical business.

Audit Committee Report; Audit Committee Independence

         In accordance with its written charter adopted by our Board of Directors, our Audit Committee assists our Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and financial reporting practices.

         During our fiscal year ended December 31, 2004, our Audit Committee met seven times, and our Audit Committee chairman, as representative of the Audit Committee, discussed the interim financial information contained in each of our quarterly earnings announcement with our Chief Financial Officer and independent auditors prior to public release.

         In discharging its oversight responsibility as to the audit process, our Audit Committee obtained from our independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence consistent with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. Our Audit Committee specifically addressed, discussed and concluded that the independent auditors' provision of non-audit services was compatible with maintaining the auditors' independence. Our Audit Committee also discussed with our management, our internal auditors and the independent auditors the quality and adequacy of our internal controls and the internal audit function's organization, responsibilities, budget and staffing. The Audit Committee reviewed with both the independent auditors and our internal auditors their audit plans, audit scope, and identification of audit risks.

         The Audit Committee discussed and reviewed with the independent auditors all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended (Codification of Statements on Auditing Standards, AU Section 380), and with and without our management present, discussed and reviewed the results of the independent auditors' examination of our financial statements. The Audit Committee also discussed the results of the internal audit examinations.

         The Audit Committee reviewed our audited financial statements as of and for the fiscal year ended December 31, 2004, with our management and the independent auditorsOur management has the responsibility for the preparation of our financial statements and the independent auditors have the responsibility for the examination of those statements.

         Based on the above-mentioned review and discussions with management and the independent auditors, the Audit Committee recommended to our Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, for filing with the Securities and Exchange Commission. The Audit Committee also recommended the reappointment of the independent auditors and our Board of Directors concurred in such recommendation.

         The Audit Committee presently consists of three members who all meet the independence requirements of the American Stock Exchange's listing standards that apply to us.

Date:             March 17, 2005           Vincent L. Divito           Chairman
                                           Paul A. Harvey              Member
                                           James N. Land, Jr.          Member

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission certain reports regarding common stock ownership. Such persons are required to furnish us with copies of all Section 16(a) reports they file. To our knowledge, all of these persons met their Section 16(a) reporting obligations on a timely basis during 2004.

Code of Ethics

         We have adopted certain ethical policies that apply to all of our employees at the level of Supervisor or higher, including our principal executive officer, principal financial officer and principal accounting officer. Those policies, together with certain rules adopted by our Disclosure Committee, comprise what we consider to be our code of ethics. Those policies and rules are posted on our Internet web sit at www.theriviera.com.

Item 11.   Executive Compensation

         The following table presents a summary of the compensation we paid in the years ended December 31, 2002, 2003 and 2004 to our and ROC's CEO, and to our four other most highly compensated executive officers who received over $100,000 in compensation from us during 2004 (collectively, the "Named Executive Officers").

                        Summary Compensation Table

                           Annual Compensation
                          --------------------
                                                        Other        Securities
                                                        Annual       Underlying   All Other
    Name and                                           Compen-         Options     Compen-
Principal Position       Year   Salary($)  Bonus($)   sation ($)(1) (# of Shares) sation ($)(2)
-----------------------------------------------------------------------------------------------

William L. Westerman     2004  $1,000,000       $0      $446,178 (3)        0      $1,438
Our Chariman of the      2003  $1,000,000       $0      $547,591 (3)        0      $1,438
Board and CEO,           2002    $600,000       $0      $482,848 (3)        0      $1,438
CEO of ROC

Robert A. Vannucci       2004    $300,000 $114,000      $104,000 (5)               $1,720
President and Chief      2003    $300,000       $0 (4)  $103,000 (5)               $1,720
Operating Officer        2002    $300,000       $0 (4)  $103,000 (5)   20,000      $1,720
of ROC

Duane R. Krohn           2004    $250,000  $57,000        $4,000                   $1,438
Our Treasurer            2003    $250,000       $0 (4)    $3,500                   $1,438
and Executive Vice       2002    $250,000       $0 (4)    $3,000       10,000      $1,438
President of Finance
and Treasurer of ROC

Ronald P. Johnson        2004    $250,000  $90,500        $4,000                   $1,438
Executive Vice President 2003    $250,000       $0 (4)    $3,500                   $1,438
of Gaming Operations of  2002    $250,000       $0 (4)   $10,500 (6)   10,000      $1,438
ROC

Jerome P. Grippe (7)     2004    $250,000       $0        $4,000                   $1,438
Executive Vice President 2003    $250,000       $0 (4)    $3,500                   $1,438
of Operations of ROC     2002    $250,000       $0 (4)    $3,000       10,000      $1,438

(1) Includes amounts that we contributed under our Profit Sharing and 401(k) Plans. We contributed $4,000 for the account of each of the Named Executive Officers in 2004, $3,500 for the account of each of them in 2003 and $3,000 for the account of each of them in 2002.
(2) Includes premiums that we paid for excess life insurance.
(3) The amount reported represents the portion of the interest earned on Mr. Westerman's retirement account that exceeds the interest, which would have been earned if the interest rate had been 120% of the applicable federal long-term rate, with compounding, prescribed under Section 1274(d) of the Internal Revenue Code. Additional interest earned on Mr. Westerman's retirement account that is not reported in the above table amounted to $195,977 in 2004, $210,095 in 2003 and $357,302 in 2002.
(4) There was no incentive bonus award in 2003 or 2002.

(5) Includes $100,000 cash award or award of restricted stock (Mr. Vannucci has the choice to be awarded $25,000 in cash or $25,000 in restricted stock per quarter) pursuant to Mr. Vannucci's employment agreement. See "Restricted Stock Plan" below for a summary of our Restricted Stock Plan.
(6) Includes $7,500 compensation for a planned vacation that we asked Mr. Johnson to forgo so he could participate in the nationwide presentations to sell our senior secured notes.
(7)Mr. Grippe retired effective February 16, 2005.

Option Grants

         We granted no stock options in 2004. The information set forth below in this subsection is on an as- adjusted basis, giving effect to our three-for-one stock split that occurred in 2005.

      The number of shares allocated to our 1993 Employee Stock Option Plan (the "Stock Option Plan") was 3,000,000. Excluding options for 1,197,000 shares that were surrendered and forfeited in 2001, options for an aggregate of 2,554,500 shares were granted under the Stock Option Plan prior to its expiration. On July 15, 2003, we attempted to grant 385,500 options under the Stock Option Plan. Subsequently, however, we determined that the Stock Option Plan had expired on July 1, 2003, rendering the July 15 grants null and void. Two executives to whom we attempted to grant options for a total of 48,000 shares have since separated from employment with us. In March 2005, we granted to 19 remaining executives a total of 337,500 shares of Common Stock under our Restricted Stock Plan (see
"Restricted Stock Plan" below) in substitution for the stock options that we attempted to grant to them on July 15, 2003. Those shares are subject to a five-year vesting schedule, vesting 20% each March 10, commencing March 10, 2006. The shares completely vest immediately upon death, disability, retirement at age 62, termination of employment by the Company other than for cause, events of hardship as approved by the Compensation Committee or in the event of a change in control of the Company.

         See "Compensation of Directors" below for a discussion of stock options that we attempted to grant to our non-employee directors after expiration of our other stock option plan, and our future intentions in this regard.

         Subject to approval of our stockholders at the 2005 Annual Meeting of Stockholders, we intend to implement a new employee stock option plan to which we will allocate 1,000,000 shares of Common Stock.

Option Exercises and Year-End Option Values

         The following table presents information regarding stock options exercised during 2004 and the value at December 31, 2004 of unexercised, in-the-money options held by the Named Executive Officers. There were 523,500 options (on an as-adjusted basis giving effect to the 2005 stock split) exercised in 2004 by the Named Executive Officers.

              Number      Value          Number of         Value of Unexercised,
             of Shares   Realized     Shares Underlying    In-The-Money Options
             Acquired   ---------   Unexercised Options
                In
   Name      Exercise                Exer-   Unexer-        Exer-      Unexer-
   ----      --------              -------   -------       -------    -------
                                   cisable   cisable       cisable     cisable
                                   -------   -------       -------    -------
William L.    150,000     $700,000     0         0         $   0      $   0
Westerman
Robert A.
Vannucci      90,000     $435,000  105,000   15,000       $1,195,100   $170,700
Duane R.
Krohn        142,500     $643,900        0    7,500       $       0     $85,350
Ronald P.
Johnson      120,000     $661,325   22,500    7,500       $256,050      $85,350
Jerome P.
Grippe        21,000     $108,500   94,500    7,500      $1,174,470     $85,350

Employment Agreements

         William L. Westerman serves as our Chairman of the Board, President and CEO, and as Chairman of the Board and CEO of ROC.

         Under Mr. Westerman's employment agreement, which was last amended on July 15, 2003, he is employed for an indefinite period, subject to termination by either Mr. Westerman upon at least 180 days written notice or by us upon at least 90 days written notice. Mr. Westerman's base annual compensation is $1,000,000. Under his amended employment agreement, Mr. Westerman is not entitled to participate in the Senior Management Compensation Bonus Plan or any other executive bonus plan.

         The employment agreement required us to fund a retirement account for Mr. Westerman. Pursuant to that agreement, we make no further principal contributions to the retirement account subsequent to January 1, 2001. The account continues to accrue interest pursuant to the employment agreement. The retirement account had an accrued balance of $5,152,536 as of December 31, 2004.

         We credit Mr. Westerman's retirement account quarterly with interest on the first day of each succeeding calendar quarter in an amount equal to the product of (1) our average borrowing cost for the immediately preceding fiscal year, as determined by the our Chief Financial Officer, and (2) the average outstanding balance in the retirement account during the preceding calendar quarter. At the recommendation of our Compensation Committee, in order to reduce the amount that would be payable immediately upon Mr. Westerman's separation from employment with us, Mr. Westerman and we agreed to the following cash payments commencing April 1, 2003, and continuing the first day of each quarter thereafter: (1) a distribution of $250,000 from the principal balance of his retirement account; and (2) the quarterly interest credited to his retirement account one quarter in arrears. Total interest accrued for Mr. Westerman in 2004 was $638,154, while interest accrued was $757,686 for 2003 and $840,150 for 2002.

         We retain beneficial ownership of the retirement account, which is earmarked to pay Mr. Westerman's retirement benefits. However, upon (1) the vote of a majority of the outstanding shares of Common Stock approving a "Change of Control" (as defined below), (2) the occurrence of a Change of Control without Mr. Westerman's consent, (3) a breach by us of a material term of the employment agreement or (4) the expiration or earlier termination of the employment agreement for any reason other than cause, Mr. Westerman has the right to require us to establish a "Rabbi Trust" for his benefit. He also has the right to require us to fund such trust with cash equal to the amount then credited to the retirement account, including any amount to be credited to the retirement account upon a Change of Control.

         On February 5, 1998, our stockholders approved a merger agreement that constituted a Change of Control under Mr. Westerman's employment agreement. On March 5, 1998, Mr. Westerman exercised his right to require us to establish and fund a Rabbi Trust for his benefit. On March 20, 1998, Mr. Westerman waived his right to have us fund the Rabbi Trust in exchange for our agreement to fund it within five business days after notice from him.

         If Mr. Westerman ceases to be employed by us (except for termination for cause, in which case Mr. Westerman would forfeit all rights to monies in the retirement account), he will be entitled to receive the amount in the retirement account (principal and current interest) in 20 equal quarterly installments commencing as of the date he ceases to be employed. In the event that Mr. Westerman's Rabbi Trust has not yet been funded, the balance of principal and interest of the retirement account shall be paid directly to Mr. Westerman upon his retirement or termination (except for cause) or upon a change of control.

         The agreement provides that for a period of 24 months following termination for any reason except cause, Mr. Westerman shall not engage in any activity, which is in competition with us within a 75 mile radius from the location of any hotel and/or casino then operated by us. As consideration for not competing, we will pay to Mr. Westerman $500,000 in two equal annual installments of $250,000. The first installment will be payable within five business days of termination of employment, with the second installment payable on the first anniversary of termination.

         In addition to Mr. Westerman, one other executive, Robert Vannucci, has an employment agreement with us.

         Mr. Vannucci serves as President of ROC and his employment agreement was last amended on March 24, 2003. Mr. Vannucci's base compensation is $300,000. His employment agreement also provides for a "Normal Incentive Bonus" entitling Mr. Vannucci to participate in our Incentive Compensation Plan, which enables him to share in that plan's pool, which provides for an incentive bonus based on achievement of a predetermined EBITDA target. Such amounts are credited to the Incentive Compensation Plan's pool up to a maximum of $1.2 million. Mr. Vannucci did not receive an incentive bonus for the year2003 and received an incentive bonus in the amount of $114,000 for the year 2004.

         Mr. Vannucci also receives compensation in the form of Common Stock under our Restricted Stock Plan (see "Restricted Stock Plan" below). Mr. Vannucci's agreement provides that he is to receive $25,000 in Common Stock, based on the stock's market value, on the first business day of each quarter, plus Common Stock, based on the stock's market value, in the same amount he receives under our Incentive Compensation Plan. Under the Restricted Stock Plan, Mr. Vannucci is presently entitled to rights of ownership with respect to the shares, including the right to vote and receive dividends. Mr. Vannucci may not, however sell, assign, pledge, encumber or otherwise transfer any of the shares so long as he is employed by us, without our written consent. The shares fully vest to Mr. Vannucci upon his separation of employment from us, unless he is terminated for cause. Mr. Vannucci's agreement was amended on March 4, 2003 and again on March 24, 2003 so that, commencing with the Restricted Stock Plan award of April 1, 2003 and for each quarter thereafter, Mr. Vannucci can choose between receiving $25,000 in cash or $25,000 in Common Stock. Mr. Vannucci chose to receive $25,000 in Common Stock and $75,000 in cash in 2003, and $100,000 in cash in 2004, pursuant to this provision. Mr. Vannucci also has the choice between cash and Common Stock as a match to his annual incentive bonus award. Mr. Vannucci received no such matching award in 2003. Mr. Vannucci chose to receive his matching award of $57,000in cash for 2004. Mr. Vannucci's agreement automatically renews annually subject to 120 days prior written notice by him or us.

Profit Sharing and 401(k) Plans

         On June 30, 1993, we and ROC assumed the combined profit sharing and 401(k) plans of Riviera, Inc. (the "Profit Sharing and 401(k) Plans"), and we and ROC continued those plans after June 30, 1993. We also provided that all current employees of Riviera Las Vegas who were employed on April 1, 1992, were at least 21 years of age and not covered by a collective bargaining agreement were immediately eligible to participate in the Profit Sharing and 401(k) Plans. We further provided that all current employees who were employed by Riviera Las Vegas after April 1, 1992, were at least 21 years of age and are not covered by a collective bargaining agreement were eligible to participate after one year of service at the Riviera Las Vegas.

         Effective January 1, 2000, we suspended contributions to the profit-sharing component of the Profit Sharing and 401(k) Plans and substituted contributions to an Employee Stock Ownership Plan, which is discussed directly below.

      We have an identical 401(K) plan for our 100% indirectly-owned subsidiary, Riviera Black Hawk, Inc., which operates the Riviera Black Hawk. Employees hired prior to June 30, 2000, who were at least 21 years of age and who were not covered by a collective bargaining agreement were immediately eligible to participate. After June 30, 2000, all new employees who were at least 21 years of age and not covered by a collective bargaining agreement were eligible to participate after one year of service at Riviera Black Hawk.

         We may make a matching contribution to the 401(k) component of the Profit Sharing and 401(k) Plans in an amount not to exceed 25% of the first 8% of each participant's compensation, which is contributed as a salary deferral. Our Common Stock is not an investment option to participants in the 401(k) component and any contribution that we make to the 401(k) component is in the form of cash, to be invested in the participant's selected investment options. Our 401(k) matching contribution was $302,882 in 2004.

Employee Stock Ownership Plan

         We have an Employee Stock Ownership Plan ("ESOP"). The ESOP was established effective January 1, 2000 and effectively replaced the profit-sharing contribution component of the Profit Sharing and 401(k) Plans. The ESOP provides that all employees of Riviera Las Vegas and Riviera Black Hawk employed in the plan year who completed a minimum of 1,000 hours of service in that year, were employed through December 31 of that plan year, were at least 21 years of age and were not covered by a collective bargaining agreement are eligible to participate. We make contributions for the ESOP's participants at our Las Vegas and Black Hawk properties relative to the economic performance of each property. For Riviera Las Vegas, we make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating results target is attained and an additional 1% thereof for each $2 million by which that target is exceeded, up to a maximum of 5%. For Riviera Black Hawk, we make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating results target is attained and an additional 1% thereof for each $1 million by that target is exceeded, up to a maximum of 5%. Under the ESOP, our contribution will be made in cash, which the ESOP trustee uses primarily to buy Common Stock. We contributed $899,253 in cash to our ESOP for 2004.

Incentive Compensation Programs

         Approximately 60 executives and other significant employees at Riviera Las Vegas and 25 at Riviera Black Hawk participate in incentive compensation programs. Participants in each of the two programs are eligible to receive an annual incentive bonus based on attainment of predetermined financial targets at each location. We awarded an aggregate of $546,000 and $397,300 to participants at Riviera Las Vegas and Black Hawk, respectively, under these programs in the year ended December 31, 2004.

Deferred Compensation Plan

         On October 2, 2000, we adopted a Deferred Compensation Plan to give eligible employees the opportunity to defer cash compensation. Participation in this non-qualified plan is limited to employees who receive compensation of at least $100,000. The deferred funds are maintained on our books as liabilities. All elections to defer the receipt of compensation must be made by December 1st preceding the plan year to which the election relates and are irrevocable for the duration of such year. Five of our executives currently participate in this plan.

Restricted Stock Plan

         On October 2, 2000, we adopted a Restricted Stock Plan to attract and retain highly competent persons as officers and key employees by providing them with opportunities to receive shares of our Common Stock, subject to certain restrictions. Participants consist of such officers and key employees as our Compensation Committee determines are significantly responsible for our success and future growth and profitability. Awards of stock are subject to such terms and conditions as we determine are appropriate at the time of the awards, including restrictions on the sale or other disposition of such stock and provisions for total or partial forfeiture of such stock upon termination of the participant's employment within specified periods or under certain conditions.

Salary Continuation Agreements

         Approximately 65 officers and significant employees (excluding Messrs. Westerman and Vannucci) of ROC have salary continuation agreements effective through December 31, 2005, under which each of them will be entitled to receive
(1) from six months' to two years' base salary if their employment is terminated, without cause, within 12 or 24 months of a change of control of the Company or ROC; and (2) certain benefits for periods of either one or two years. The base salary is payable in bi-weekly installments subject to the employee's duty to mitigate by using his or her best efforts to find other employment. In addition, four officers and significant employees have salary continuation agreements effective through December 31, 2005, under which each of them will be entitled to receive two years' base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company or ROC. These four salary continuation agreements are not subject to a duty to mitigate. As of March 17, 2005, the total amount that would be payable under all such agreements if all payment obligations were to be triggered was approximately $6.7 million, including $1.5 million in benefits.

Compensation of Directors

         Messrs. Silver, Harvey and Land are each paid an annual fee of $50,000 for services as a director. Mr. DiVito is paid an annual fee of $75,000 for services as a director and as Chairman of our Audit Committee. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.

         On March 5, 1996, we adopted the Nonqualified Stock Option Plan for Non-Employee Directors ("Directors' Option Plan"), which was approved by our stockholders. Under the Directors' Option Plan, each individual elected, re-elected or continuing as a non-employee director would automatically receive a nonqualified stock option for 6,000 shares of Common Stock, with an exercise price equal to the fair market value of our Common Stock on the date of grant. 150,000 shares were reserved for issuance under the Directors' Option Plan (on an as-adjusted basis giving effect to the 2005 stock split). The Directors' Option Plan expired on July 1, 2003. In 2004, however, before we determined that the Directors' Option Plan had expired, we attempted to grant options to our non-employee Directors for a total of 30,000 shares of Common Stock.

         Options to purchase 6,000 shares at $4.50 per share were granted to Mr. Barengo on May 12, 1997, options to purchase 6,000 shares at $3.00 per share were granted to him on May 11, 1998, options to purchase 6,000 shares at $1.63 per share were granted to him on May 10, 1999 and options to purchase 6,000 shares at $2.58 per share were granted to him on May 10, 2000. No options were granted to Mr. Barengo under the Directors' Option Plan after 2000 because he became an employee effective January 1, 2001. Mr. Barengo was granted options to purchase 22,500 shares at $2.00 per share and 30,000 shares at $2.45 on August 7, 2001 and May 14, 2002, respectively, under our Stock Option Plan. Mr. Barengo's compensation in 2004 was $137,000.

         Upon becoming a Director, Mr. Silver was granted options under the Directors' Option Plan to purchase 6,000 shares at $2.35 per share on February 26, 2001. Mr. Silver was subsequently granted options to purchase 6,000 shares at $2.18 per share on May 10, 2001, 6,000 shares at $2.58 on May 10, 2002 and 6,000 shares at $1.87 on May 12, 2003.

         Upon becoming a Director, Mr. Harvey was granted options under the Directors' Option Plan to purchase 6,000 shares at $2.20 per share on May 18, 2001. Mr. Harvey was subsequently granted options to purchase 6,000 shares at $2.58 on May 10, 2002 and 6,000 shares at $1.87 on May 12, 2003.

         Upon becoming a Director, Mr. DiVito was granted options under the Director's Option Plan to purchase 6,000 shares at $1.87 per share on July 12, 2002. Mr. DiVito was subsequently granted options to purchase 6,000 shares at $1.87 on May 12, 2003.

         Directors who are also our officers or employees do not receive additional compensation for services as a Director. Currently, Messrs. Westerman and Barengo are such Directors.

         We intend to issue our Directors, subject to approval of our stockholders at the 2005 Annual Meeting of Stockholders, 30,000 restricted shares of our Common Stock to replace the null and void option grants. We also intend to implement, subject to stockholder approval, a new non-employee director stock option plan to which we will allocate 150,000 shares of Common Stock.

         Under our Stock Compensation Plan, our Directors who are members of our Compensation Committee have the right to receive all or part of their annual fees in the form of Common Stock having a fair market value equal to the amount of their fees. Of the 50,000 shares that we allocated to this plan (on an as-adjusted basis giving effect to the 2005 stock split), 46,020 remain available for issuance.

Compensation Committee Report on Executive Compensation

           Our Compensation Committee endeavors to ensure that the compensation program for our executive officers is effective in attracting and retaining key executives responsible for our success and is tailored to promote our and our stockholders' long-term interests. Our 2004 executive officer compensation program was principally comprised of base salary, an executive incentive plan, a 401(k) plan, contributions to the ESOP, the Deferred Compensation Plan and the Restricted Stock Plan.

         Our Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for our CEO and his recommendations regarding the other executive officers. In particular, the Compensation Committee considers several financial performance measures, including revenue growth and net income. However, the Compensation Committee does not apply any specific quantitative formula in making compensation decisions. The Compensation Committee also considers achievements that, while difficult to quantify, are important to our long-term success. The Compensation Committee seeks to create a mutuality of interest between our officers and our stockholders by increasing the executive officers' ownership of Common Stock through the ESOP, Deferred Compensation Plan and Restricted Stock Plan. On March 10, 2005, due to the expiration of the Stock Option Plan, the Compensation Committee approved a new employee stock option plan, covering 1,000,000 shares of Common Stock, which we plan to submit for stockholder approval at our 2005 Annual Meeting of Stockholders.

         Salary levels for our executive officers are significantly influenced by the need to attract and retain management employees with high levels of expertise. In each case, we consider personal factors, such as the individual's experience, responsibilities and work performance, and external factors, such as salaries paid by comparable companies in the gaming industry. With regard to the latter, it is important to recognize that because of the opening of new properties and expansion of existing properties on the Las Vegas Strip coupled with the growth of riverboat and dockside gaming, Native American gaming operations and the proliferation of jurisdictions in which gaming is permitted, we compete with numerous other companies for a limited pool of experienced and skilled personnel. Therefore, it is critical that we provide base salaries that are competitive in the casino industry. With respect to the personal factors, the Compensation Committee makes salary decisions in an annual review based on the recommendations of our CEO. This annual review considers the decision-making responsibilities of each position as well as the experience and work performance of each executive. Our CEO views work performance as the single most important measurement factor. As a baseline measure, in 2001 the Compensation Committee engaged the services of an independent CPA firm, other than Deloitte & Touche LLP, which conducted a compensation survey of comparable Las Vegas resorts. The CPA firm concluded that compensation of our executives was consistent with other members of the industry.

         The compensation of Mr. Westerman for our last completed fiscal year was set pursuant to the employment agreement described above in "Employment Agreements."

         Date:    March 17, 2005        Jeffrey A. Silver          Chairman
                                        Paul A. Harvey.            Member
                                        Vincent L. DiVito          Member

Compensation Committee Interlocks And Insider Participation

         Jeffrey A. Silver, a Director and Chairman of our Compensation Committee, is a shareholder in the law firm of Gordon & Silver, Ltd., which we have retained for various legal matters during each of our last three fiscal years and in 2005.

              Comparison of Five-Year Cumulative Total Returns
                         Performance Graph for
                      Riviera Holdings Corporation

             Produced on 03/22/05 including data to 12/31/2004

         The following graph compares the annual change in the cumulative total return, assuming reinvestment of dividends, on the Company's Common Stock with the annual change in the cumulative total returns of the NASDAQ Broad Market, the American Stock Exchange Index (the "AMEX Index"), the New York Stock Exchange (the "NYSE") and the NASDAQ Amusement and Recreation Services Index (the "NASDAQ 79xx"), which the Company considers to be its peer industry group. The graph assumes an investment of $100 on December 31, 1999, in each of the Common Stock, the stocks comprising the NASDAQ Broad Market, the stocks comprising the AMEX Index and the stocks comprising the NASDAQ 79xx.


The graph is a Comparison of Cumulative Total Return Among the Company, NYSE/ AMEX/Nasdaq Stock Market (US Companies) and Nasdaq stocks (SIC 7900 - 7999 US Companies amusement and recreation services) (1).

                     Riviera           NYSE/AMEX/Nasdaq            Nasdaq
                                        U.S. Companies            (SIC 79xx)
                                                          US Amusement Companies

 12/31/99             100.0                100.0                    100.0
 12/31/00             111.8                 88.7                     84.2
 12/31/01              66.5                 79.2                     98.6
 12/31/02              67.8                 62.9                     81.7
 12/31/03              84.9                 82.9                    116.1
 12/31/04             651.0                 93.1                    153.6

(1) Comprised of companies whose stock is traded on the Nasdaq National Market and whose standard industrial classification is within 7900-7999. The company does not necessarily believe that this is an indication of the value of the Company's stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Our Common Stock is listed on the American Stock Exchange. The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 21, 2005, by (1) each person who, to our knowledge, beneficially owns more than 5% of our outstanding common stock (based on reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or upon information furnished to us), (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. The percentage of our outstanding Common Stock represented by each named person's stock ownership assumes the exercise by such person of all stock options that are exercisable within 60 days of March 21, 2005, but does not assume the exercise of stock options by any other persons.

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

                                                 Shares Beneficially Owned

Name                                              Number          Percentage

William L. Westerman(1)(2)                       2,095,593            17.0%
Robert R. Barengo(1)(3)                            451,880             3.7
Jeffrey A. Silver (1)(4)                            28,200              *
Paul A. Harvey(1)(5)                                 7,200              *
Vincent L. DiVito(1)(6)                              2,400              *
James N. Land, Jr. (1)                                   0              *
Robert A. Vannucci (1)(7)                          480,330             3.9
Ronald P. Johnson(1)(8)                            402,207             3.3
Duane R. Krohn(1)(9)                               397,695             3.2
Tullio J. Marchionne(1)(10)                         59,871              *
D.E. Shaw Laminar Portfolios, L.L.C.(11)         1,050,000             8.5
AIG Sun America Inc. and Sun America
Life Insurance Co.(12)                           1,037,700             8.4
Steven A. Cohen(13)                                782,700             6.5
Employee Stock Ownership Plan (ESOP) (14)        1,000,581             8.1
All directors and executive officers as a
group (15)                                       3,925,376            31.2
-------------------------------
*   Less than 1%.

(1) The address for each director and executive officer is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
(2)    Includes 4,308 shares held through the ESOP.
(3) Includes 37,500 shares which may be acquired within 60 days of March 21, 2005 upon the exercise of outstanding options, 30,000 shares under our Restricted Stock Plan and 1,038 shares held through the ESOP.
(4) Includes 15,600 shares which may be acquired within 60 days of March 21, 2005 upon the exercise of outstanding options.
(5) Includes 10,800 shares which may be acquired within 60 days of March 21, 2005 upon the exercise of outstanding options.
(6) Includes 6,000 shares which may be acquired within 60 days of March 21, 2005 upon the exercise of outstanding options.
(7) Includes 120,000 shares which may be acquired within 60 days of March 21, 2005 upon the exercise of outstanding options, 240,831 shares under our Restricted Stock Plan, 24,390 shares under our Deferred Compensation Plan and 4,797 shares held through the ESOP.
(8) Includes 30,000 shares which may be acquired within 60 days of March 21, 2005 upon the exercise of outstanding options, 30,000 shares under our Restricted Stock Plan 82,470 shares under our.
       Deferred Compensation Plan and 4,797 shares held through the ESOP.
(9) Includes 7,500 shares which may be acquired within 60 days of March 21, 2005 upon the exercise of outstanding options, 30,000 shares under our Restricted Stock Plan 73,722 shares under our Deferred Compensation Plan and 4,797 shares held through the ESOP.

(10) Includes 36,000 shares which may be acquired within 60 days of March 21, 2005 upon the exercise of outstanding options, 19,500 shares under our Restricted Stock Plan and 2,571 shares held through the ESOP.
(11) The address for D.E. Shaw Laminar Portfolios, L.L.C. ("Laminar") is 120 West 45th Street, Floor 39, Tower 45, New York, NY 10036. D.E. Shaw & Co., L.P. ("DESCO LP") acts as an investment advisor to Laminar. D.E. Shaw & Co., LLC ("DESCO LLC") acts as managing member to Laminar.
       David E. Shaw is the president and sole shareholder of certain companies that are associated with DESCO LLC or DESCO LP. Accordingly, DESCO LLC, DESCO LP and Mr. Shaw may also be deemed the beneficial owner of the Common Stock that Laminar beneficially owns. Their respective addresses are the same as Laminar's address. This information is based on information reported by Laminar, DESCO LLC, DESCO LP and Mr. Shaw in a
       Schedule 13D filed with the Securities and Exchange Commission on April 15, 2004.
(12) AIG SunAmerica Inc. and SunAmerica Life Insurance Company ("SunAmerica") have shared voting and dispositive power over 1,037,700 shares of our Common Stock. The address of their principal business office is 2929 Allen Parkway A37-01, Houston, Texas 77019 attention Thomas Reeg. American International Group, Inc. is the parent holding company of these two entities and also has shared voting and dispositive power over those 1,037,700 shares. Its address is 70 Pine Street, New York, New York 10270. All of this information is based on information reported by these companies in Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on April 15, 2003.
(13) Steven A. Cohen is deemed the beneficial owner of these shares because he controls S.A.C. Capital Advisors, LLC. ("SAC Advisors"); S.A.C. Capital Management LLC. ("SAC Management"): and Sigma Capital Management LLC ("Sigma Management"). Pursuant to investment agreements, SAC Advisors and SAC Management share all investment and voting power with respect to securities held by S.A.C. Capital Associates, LLC ("SAC Associates"). Pursuant to an investment agreement, Sigma Capital Management, LLC ("Sigma Management") maintains investment and voting power with respect to securities held by Sigma Capital Associates, LLC ("Sigma Associates"). As a result of these relationships, (1) each of SAC Associates, SAC Advisors, SAC Management and Mr. Cohen may be deemed to own beneficially (with shared voting and dispositive power) 760,200 shares of our Common Stock (constituting approximately 6.3% of our outstanding shares) and
       (2) Sigma Associates, Sigma Management and Mr. Cohen may be deemed to own beneficially (with shared voting and dispositive power) 22,500 shares (constituting approximately 0.2% if our outstanding shares). SAC Advisors, SAC Management, Sigma Management and Mr. Cohen have disclaimed beneficial ownership of our Common Stock. The principal business office addresses of these persons are as follows: Mr. Cohen and SAC Advisors - 72 Cummings Point Road, Stamford, Connecticut 06902; SAC Management and Sigma Management - 540 Madison Avenue, New York, New York 10022; and SAC Associates and Sigma Associates - P.O. Box 58, Victoria House, The Valley, Anguilla, British West Indies. All of this information is based on information reported by SAC Associates, SAC Advisors, SAC Management, Sigma Associates, Sigma Management, and Steven A. Cohen, in a Schedule 13G filed with the Securities and Exchange Commission on December 30, 2004.
(14) The Trustee of the ESOP and its address are Marshall & Ilsley Trust Company N.A., 1000 North Water Street, Suite 1200, Milwaukee, Wisconsin 53202. All of the shares held by the ESOP are voted on each proposal in proportion to the voting instructions received by the Trustee from all ESOP participants who submit voting instructions. For example, if (a) the ESOP holds 1,000 shares of Common Stock, (b) the Trustee receives voting instructions from participants on whose behalf the ESOP holds only 500 shares, and (c) those participants, in the aggregate, instruct the Trustee to vote 300 shares in favor of a proposal and 200 shares against it, then 600 shares held by the ESOP will be voted for the proposal and 400 shares will be voted against it. Common Stock held by the ESOP on behalf of executive officers is reported in the ESOP's
       Common Stock ownership listing as well as in the Common Stock ownership listings for the respective executive officers and for executive officers and directors as a group.
(15) Includes a total of 263,400 shares which may be acquired by directors and executive officers as a group within 60 days of March 17, 2005 upon the exercise of outstanding options, 350,331 shares under our Restricted Stock Plan, 180,582 shares under our Deferred Compensation Plan and 27,198 shares held through the ESOP (on behalf of directors and executive officers).

        We are a party to a registration rights agreement with SunAmerica. SunAmerica can require us to register under the Securities Act of 1933 the Common Stock that it owns. In addition, the agreement grants to SunAmerica the right to have included, subject to certain limitations, all shares of Common Stock owned by SunAmerica in any registration statement that we file under the Securities Act. We will pay all costs and expenses, other than underwriting discounts and commissions, in connection with the registration and sale of Common Stock under the agreement.

        See Part I, Item 5 for information concerning our equity compensation plans under which we may issue our Common Stock.

Item 13.   Certain Relationships and Related Transactions

         Jeffrey A. Silver, a Director and Chairman of our Compensation Committee, is a shareholder in the law firm of Gordon & Silver, Ltd., which we have retained for various legal matters during each of our last three fiscal years and in 2005.

         In 2004, Ronald P. Johnson, Executive Vice President of Gaming Operations of ROC, was indebted to us in the amount of $81,454. The indebtedness consisted of profits attributable to his purchases and sales of our Common Stock within a six-month period which, under Section 16(b) of the Securities Exchange Act of 1934, was recoverable by us. Mr. Johnson paid us in full in 2004 and as of March 21, 2005, he has no outstanding indebtedness to us.

Item 14.   Principal Accountant Fees and Services

Audit Fees

         We were billed by our principal accountants, namely Deloitte & Touche LLP, the member firms of Deloitte Touche, Tohmatsu and their respective affiliates (collectively "Deloitte"), a total of $217,000 and $208,700 for fiscal years 2004 and 2003, respectively, for their audit of our annual consolidated financial statements and their review of our consolidated financial statements in our quarterly reports on Form 10-Q.

Audit-Related Fees

         We were billed by Deloitte $37,500 and $36,100 for benefit plan audits for the fiscal years 2004 and 2003, respectively.

Tax Fees

         We were billed by Deloitte $61,184 and $88,200 for income tax services for the fiscal years 2004 and 2003, respectively. Those services consisted of preparation of federal and state income tax returns and related tax advice.

All Other Fees

         We were billed by Deloitte $4,800 for other professional services in fiscal 2004 and no fees for other professional services rendered in fiscal 2003.

Audit Committee's Pre-Approval of Engagement

         Our policy is that before we engage our independent public accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our Audit Committee. All of our independent public accountants' services for which we paid audit-related fees or tax fees for 2004 and 2003, as described above, were within the scope of the engagement that our Audit Committee approved before we entered into the engagement.

         PART IV

Item 15.   Exhibits and Financial Statement Schedules

           (a)(1)   List of Financial Statements

           The following Independent Auditors' Report and the consolidated Financial Statements of the Company are incorporated by reference into this Item 15 by Item 8 hereof:

           - Report of Independent Registered Public Accounting Firm.
           - Consolidated Balance Sheets as of December 31, 2004 and 2003.
           - Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.
           - Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31, 2004, 2003, and 2002.
           - Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
           - Notes to Consolidated Financial Statements.

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

           (b) The exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Form 10-K.

           (c) Not applicable

                                            SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RIVIERA HOLDINGS CORPORATION


                                       By:/s/  WILLIAM L. WESTERMAN
                                          -------------------------
                                       William L. Westerman
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)

                                       March 25, 2005


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                          Date


/s/ WILLIAM L. WESTERMAN     Chairman of the Board, Chief        March 25, 2005
------------------------     Executive Officer and President
William L. Westerman

/s/ DUANE R. KROHN           Treasurer (Principal Financial      March 25, 2005
------------------------     and Accounting Officer)
Duane R. Krohn


/s/ ROBERT R. BARENGO        Director                            March 25, 2005
-----------------------
Robert R. Barengo


/s/ JEFFREY A. SILVER        Director                            March 25, 2005
-----------------------
Jeffrey A. Silver


/s/ PAUL A. HARVEY           Director                            March 25, 2005
-----------------------
Paul A. Harvey


/s/ VINCENT L. DIVITO        Director                            March 25, 2005
----------------------
Vincent L. DiVito


/s/ JAMES N. LAND JR         Director                            March 25, 2005
----------------------
James N. Land Jr.

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

3.6* Bylaws of Riviera Gaming Management, Inc. (see Exhibit 3.6 to Registration Statement on Form S-4 filed with the Commission on September 10, 1997, Commission File No. 0-21430)

3.7* Articles of Incorporation of Riviera Gaming Management-Elsinore, Inc. (see Exhibit 3.7 to Registration Statement on Form S-4 filed with the Commission on September 10, 1997, Commission File No. 0-21430)

3.8* Bylaws of Riviera Gaming Management-Elsinore, Inc. (see Exhibit 3.8 to Registration Statement on Form S-4 filed with the Commission on September 10, 1997, Commission File No. 0-21430)

3.9* Articles of Amendment to the Articles of Incorporation of Riviera Black Hawk, Inc. (see Exhibit 3.01 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. with the Commission on August 31, 1999, Commission File No. 333-81613)

3.10*        Articles of Incorporation of Riviera Black Hawk, Inc. (see Exhibit
             3.02 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. with the Commission on August 31, 1999, Commission File No. 333-81613)

3.11* Bylaws of Riviera Black Hawk, Inc. (see Exhibit 3.03 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. with the Commission on August 31, 1999, Commission File No. 333-81613).

4.1* Indenture dated as of June 26, 2002 among the Company, the Guarantors party thereto and The Bank of New York, as trustee (see
             Exhibit 4.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907).

4.2*         Form of the Company's 11% Senior Secured Notes due 2010 (see
             Exhibit 4.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

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

10.5* Indemnity Agreement, dated June 30, 1993, from Riviera, Inc. and Meshulam Riklis in favor of the Company and Riviera Operating Corporation (see Exhibit 10.7 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.6* Equity Registration Rights Agreement dated June 30, 1993, among the Company and the Holders of Registerable Shares (see Exhibit 10.9 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.7* Operating Agreement dated June 30, 1993, between the Company and Riviera Operating Corporation (see Exhibit 10.15 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.8* Adoption Agreement regarding Profit Sharing and 401(k) Plans of the Company (see Exhibit 10.16 to Registration Statement on Form S-1 filed with the Commission on August 11, 1993, Commission File No. 33-67206)

10.9* Merrill Lynch Special Prototype Defined Contribution Plan Adoption Agreement dated June 29, 1993, as amended through November 15, 1996 (see Exhibit 10.9 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.10*(A)    Form of Termination Agreement with the Company dated June 11,
             2002 (see Exhibit 10.10 to Amendment No. 1 to Registration
             Statement on Form S-4 filed with the Commission on September
             26, 2002, Commission File No. 333-97907)

10.11* Tax Sharing Agreement between the Company and Riviera Operating Corporation dated June 30, 1993 (see Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on August 19, 1993, Commission File No. 33-67206)

10.12* Tax Sharing Agreement between the Company and Riviera Black Hawk, Inc. dated March 31, 1999 (see Exhibit 10.12 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.13*(A)    1993 Stock Option Plan (see Exhibit 4.4 to Registration
             Statement on Form S-8 filed with the Commission on May 13,
             1996, Commission File No. 333-03631)

10.14*(A)    Stock Compensation Plan for Directors Serving on the
             Compensation Committee (see Exhibit 10.14 to Registration
             Statement on Form S-4 filed with the Commission on August 9,
             2002, Commission File No. 333-97907)

10.15*(A)    Employment Agreement dated as of November 21, 1996 by and
             between the Company, Riviera Operating Corporation and William
             L. Westerman (see Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-21430)

10.16*(A)    Employment Agreement between the Company and Robert A. Vannucci effective July 1, 1998 (see Exhibit 10.36 to Form 10-Q filed
             November 6, 1998, Commission File No. 0-21430)

10.17*(A)    Amendment to Employment Agreement between the Company and
             Robert A. Vannucci effective October 1, 2000 (see Exhibit
             10.39 to Form 10-K filed March 23, 2001, Commission File No.
             0-21430)

10.18*(A)    Amendment to Employment Agreement between the Company and
             William L. Westerman effective January 1, 2001 (see Exhibit
             10.40 to Form 10-K filed March 23, 2001, Commission File No.
             0-21430)

10.19(A) Deferred Compensation Plan dated November 1, 2000, adopted by the Company on October 2, 2000

10.20(A) Restricted Stock Plan dated January 2, 2001, adopted by the Company on October 2, 2000

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

10.28* Environmental Indemnity dated as of June 26, 2002 by and among the Company and Riviera Black Hawk, Inc., as indemnitors, and The Bank of New York, as trustee (see Exhibit 10.28 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.29* Environmental Indemnity dated as of June 26, 2002 by and between the Company, as indemnitor, and The Bank of New York, as trustee (see Exhibit 10.29 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.30* Loan and Security Agreement dated as of July 26, 2002 by and among the Company and the other Borrower parties thereto, the Guarantors parties thereto and Foothill Capital Corporation (see Exhibit 10.30 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.31* Intercreditor Agreement dated as of July 26, 2002 by and between The Bank of New York, as trustee, and Foothill Capital Corporation (see Exhibit 10.31 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.32* Fee Letter, dated July 26, 2002, issued by the Company, Riviera Black Hawk, Inc. and Riviera Operating Corporation to Foothill Capital Corporation (see Exhibit 10.32 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.33* Intellectual Property Security Agreement dated as of July 26, 2002 by and between the Company and the other Debtors parties thereto, and Foothill Capital Corporation (see Exhibit 10.33 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.34* Deed of Trust, Assignment of Rents, Leases, Fixture Filing and Security Agreement dated July 26, 2002, executed by the Company for the benefit of Foothill Capital Corporation (see Exhibit 10.34 to Amendment No. 1 to Registration Statement on Form S-4 filed with the Commission on September 26, 2002, Commission File No. 333-97907)

10.35* Environmental Indemnity dated July 26, 2002 from the Company in favor of Foothill Capital Corporation (see Exhibit 10.35 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No.
             333-97907)

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

10.41* Deed of Trust to Public Trustee, Security Agreement, Fixture Filing and Assignment of Rents, Leases and Leasehold Interests dated July 26, 2002, executed by Riviera Black Hawk, Inc. for the benefit of Foothill Capital Corporation (see Exhibit 10.41 to Amendment No. 1 to Registration Statement on Form S-4 filed with the Commission on September 26, 2002, Commission File No. 333-97907)

10.42* Environmental Indemnity dated July 26, 2002 from the Company and Riviera Black Hawk, Inc. in favor of Foothill Capital Corporation (see Exhibit 10.42 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

10.43*(A)    Non-Qualified Stock Option Plan for Non-Employee Directors
             (see Exhibit 4.6 to Registration Statement on Form S-8 filed with the Commission on May 13, 1996, Commission File No.
             333-03631)

10.44*(A)    Second Amendment to Employment Agreement between the Company and Robert Vannucci effective July 1, 2002 (see Exhibit 10.44 to Form 10-K filed with the Commission on March 17, 2003,
             Commission File No. 0-21430)

10.45*(A)    Third Amendment to Employment Agreement between the Company and
             Robert Vannucci effective March 3, 2003 (see Exhibit 10.45 to Form
             10-K filed with the Commission on March 17, 2003, Commission File
             No. 0-21430)

10.46*(A)    Second Amendment to Employment Agreement between the Company and William L. Westerman effective July 15, 2003 (see Exhibit
             10.46 to Form 10-K filed with the Commission on March 16,
             2004, Commission File No. 0-21430)

10.47(A)     Amendment of 1993 Stock Option Plan

10.48 Amendment Numbers One, Two, Three and Four to Loan and Security Agreement, originally dated July 26, 2002, by and among the Company and the other borrowers thereto, the Guarantors party thereto and Foothill Capital Corporation

10.49 Purchase and License Agreement, dated September 25, 2003, between Bally Gaming, Inc. and Riviera Operating Corporation

21.1* Subsidiaries of the Company (see Exhibit 21.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

31.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

* These are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to it as it appeared in a specified document previously filed with the Commission, to which there have been no amendments or changes, unless otherwise indicated.

(A) Management contract or compensatory plan or arrangement

       Riviera Holdings Corporation
       Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002 and Report of Independent Registered Public Accounting Firm and Supplemental Consolidating Schedules as of and for the Year Ended December 31, 2004


RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS
------------------------------------------------------------------------------


                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2004 and 2003                       F-2

   Statements of Operations for the Years Ended December 31,
      2004, 2003 and 2002                                                F-3

   Statements of Stockholders' Equity (Deficiency) for
     the Years Ended December 31, 2004, 2003 and 2002                    F-4

   Statements of Cash Flows for the Years Ended December 31,
     2004, 2003 and 2002                                               F-5 F-6

   Notes to Consolidated Financial Statements                          F-7 F-30

   Unaudited Quarterly Financial Data                                    F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Riviera Holdings Corporation

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.




/s/Deloitte & Touche LLP


Las Vegas, Nevada
March 24, 2005

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(In Thousands, Except Share Amounts)
-------------------------------------------------------------------------------


ASSETS                                                  2004             2003

CURRENT ASSETS:
  Cash and cash equivalents                         $ 18,886          $ 19,344
  Accounts receivable net                              3,898             2,990
  Inventories                                          2,047             2,026
  Prepaid expenses and other assets                    4,101             3,001
                                                      ------            -------
           Total current assets                       28,932            27,361

PROPERTY AND EQUIPMENT Net                           177,115           180,293

OTHER ASSETS                                           9,043            11,438

DEFERRED INCOME TAXES                                  2,446             2,446
                                                     --------          --------
TOTAL                                              $ 217,536         $ 221,538
                                                  ===========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $ 1,441           $ 3,750
  Accounts payable                                     8,872             8,072
  Notes payable                                                          2,000
  Accrued interest                                     1,089             1,096
  Accrued expenses                                    16,197            14,870
                                                      ------            ------
           Total current liabilities                  27,599            29,788
                                                      ------            ------
OTHER LONG-TERM LIABILITIES                            4,203             5,912
                                                     -------           -------
LONG-TERM DEBT Net of current portion                215,026           215,875
                                                     -------           -------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.001 par value 60,000,000
    shares authorized; 16,548,324 and
    15,498,624 shares issued at December 31,
    2004 and 2003, respectively                           16                15
  Additional paid-in capital                          15,692            13,723
  Treasury stock, 5,047,074 and 5,063,871
    shares at December 31, 2004 and 2003,
    respectively                                     (10,459)          (11,320)
  Accumulated deficit                                (34,541)          (32,455)
                                                     --------          --------
           Total stockholders' deficiency            (29,292)          (30,037)
                                                    ---------          --------
TOTAL                                              $ 217,536         $ 221,538
                                                   ==========        ==========
See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands, Except Per Share Amounts)
-----------------------------------------------------------------------------


                                          2004          2003          2002

REVENUES:
  Casino                               $ 110,461     $ 105,736     $ 106,122
  Rooms                                   46,925        44,312        42,343
  Food and beverage                       34,123        32,584        32,367
  Entertainment                           20,767        18,641        17,918
  Other                                    8,243         7,872         7,945
                                         -------       -------       -------
          Total revenues                 220,519       209,145       206,695
  Less promotional allowances             19,169        18,986        18,403
                                         -------       -------       -------
          Net revenues                   201,350       190,159       188,292
                                         -------       -------       -------
COSTS AND EXPENSES:
  Direct costs and expenses of
  operating departments:
    Casino                                54,530        56,273        58,061
    Rooms                                 25,987        24,704        23,127
    Food and beverage                     23,675        22,220        21,207
    Entertainment                         14,066        12,160        12,324
    Other                                  2,836         2,761         2,771
  Other operating expenses:
    General and administrative            40,252        40,565        37,213
    Development and project costs          1,193         2,365
    Depreciation and amortization         13,852        16,211        17,736
                                         -------       -------       -------
         Total costs and expenses        176,391       177,259       172,439
                                         -------       -------       -------
INCOME FROM OPERATIONS                    24,959        12,900        15,853
                                         -------       -------       -------
OTHER (EXPENSE) INCOME:
  Interest expense                       (27,079)      (27,380)      (26,842)
  Interest expense net bonds
    held for retirement                                               (2,692)
  Loss on extinguishment of debt                                     (11,211)
  Interest income                             34            27           200
  Other net                                                              (30)
                                         --------      --------      --------
          Total other expense            (27,045)      (27,353)      (40,575)
                                         --------      --------      --------
LOSS BEFORE BENEFIT FOR INCOME TAXES      (2,086)      (14,453)      (24,722)

BENEFIT FOR INCOME TAXES
                                         --------      --------      --------
NET LOSS                                $ (2,086)    $ (14,453)    $ (24,722)
                                         =======       =======       ========
EARNINGS PER SHARE DATA Loss per
   share, basic and diluted              $ (0.20)      $ (1.39)      $ (2.39)
                                         ========       =======       =======
  Weighted-average common and
   common equivalent shares               10,671        10,422         10,350
                                         =======        =======       =======

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars In Thousands, Except Share Amounts)
----------------------------------------------------------------------------------------------------------------------------------

                                                 Additional Retained
                                  Common Stock    Paid-In    Earnings     Treasury Stock
                             --------------------          (Accumulated  ------------------
                               Shares    Amount   Capital    Deficit)    Shares      Amount     Total

BALANCE January 1, 2002      15,320,328   $ 15   $ 13,475   $ 6,720    (5,022,432)  $(11,246)  $ 8,964

Purchase of treasury stock
   deferred compensation trust                                            (36,330)       (67)     (67)
Issuance of restricted stock     86,991      -        153                                          153
Net loss                                                    (24,722)                          (24,722)
                              ----------   ----    -------  --------   -----------   --------  -------
BALANCE December 31, 2002    15,407,319     15     13,628   (18,002)   (5,058,762)   (11,313) (15,672)

Stock issued under executive
   option plan                   75,000      -         70                                           70
Purchase of treasury stock
   deferred compensation trust                                             (5,109)        (7)      (7)
Issuance of restricted stock     16,305      -         25                                           25
Net loss                                                    (14,453)                          (14,453)
                              ----------   ----    -------  --------   -----------   --------  -------
BALANCE December 31, 2003    15,498,624     15     13,723   (32,455)   (5,063,871)   (11,320) (30,037)

Stock issued under executive
    option plan               1,048,500      1      2,167                                        2,168
Distribution of treasury stock
   deferred compensation trust                                             16,707         37        37
Other                             1,200      -      (198)                      90        824       626
Net loss                                                     (2,086)                           (2,086)
                             ----------   ----    -------  --------   -----------   --------  --------
BALANCE December 31, 2004    16,548,324   $ 16   $15,692   $(34,541)  (5,047,074)  $(10,459) $(29,292)
                             ==========   ====    ======   ========   ===========  =========  ========

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands)
-------------------------------------------------------------------------------


                                                    2004       2003        2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (2,086)   $(14,453)  $(24,722)
Adjustments to reconcile net loss to net
    cash provided by operating activities:
  Depreciation and amortization                   13,852      16,211     17,736
  Write off of development and project cost        1,193       1,667
  Provision for bad debts                            (49)        441        518
  Interest expense                                27,079      27,380     26,842
  Interest paid                                  (25,023)    (25,219)   (31,075)
  Interest expense, net, bonds held for
    retirement                                                            2,692
  Loss on extinguishment of debt                                         11,211
  Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable net    (859)        579       (999)
  Decrease (increase) in inventories                 (21)       (202)       429
  Decrease (increase) in prepaid expenses
      and other assets                            (1,100)        967       (885)
  Increase (decrease) in accounts payable            800        (266)       139
  Increase (decrease) in accrued expenses            326        (706)       836
  Increase (decrease) in other long-term
    liabilities deferred compensation
    plan obligation                                 (691)         29        134
  Decrease in deferred tax asset                                 517      2,125
  Decrease in other long-term liabilities
    non-qualified pension
    plan obligation to CEO upon retirement        (1,000)       (750)    (1,900)
                                                  -------      ------    -------
       Net cash provided by operating activities  12,421       4,528      3,081
                                                  -------      ------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
    equipment Las Vegas                           (7,169)     (6,531)    (3,869)
Capital expenditures for property and
    equipment Black Hawk                          (3,477)     (1,712)    (1,565)
Decrease (increase) in other assets                  557         (12)      (310)
                                                 -------       ------    -------
     Net cash used in investing activities       (10,089)     (8,255)    (5,744)
                                                 -------       ------    -------

                                                                    (Continued)

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands)
------------------------------------------------------------------------------


                                                2004        2003         2002

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings           $ 316      $ 2,786    $ 211,781
  Increase in deferred loan fees                                       (13,291)
  Draw (repayment) on Foothill line of credit  (2,000)      2,000
  Payments on long-term borrowings             (3,937)     (3,690)    (222,299)
  Short-swing profit reimbursement                88
  Purchase of treasury stock, general
  Purchase of treasury stock, deferred
    compensation trust                            538          (7)         (67)
  Distribution of treasury stock -
    deferred compensation                          37
  Issuance of restricted stock,
    deferred compensation                                      25          153
  Exercise of employee stock options            2,168          70
                                               ------        -----        -----
    Net cash provided by (used in)
       financing activities                    (2,790)       1,184     (23,723)
                                               -------       -----     --------
DECREASE IN CASH AND CASH EQUIVALENTS            (458)        (876)    (26,386)

CASH AND CASH EQUIVALENTS Beginning of year    19,344       20,220      46,606
                                              -------      -------     --------
CASH AND CASH EQUIVALENTS End of year        $ 18,886     $ 19,344     $20,220
                                             ========      =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Income taxes refunded, State of Colorado

SUPPLEMENTAL DISCLOSURES OF NONCASH
    FINANCING ACTIVITIES:
  Property acquired with accounts payable
    Las Vegas, Nevada                          $ 331       $ 191        $ 94
                                              ======       ======       =====
  Property acquired with debt
    Las Vegas, Nevada                          $ 325     $ 2,786
                                              ======       =====
  Property acquired with accounts payable
    Black Hawk, Colorado                       $ 354       $ 197
                                              ======       =====

See notes to consolidated financial statements.
                                                                 (Concluded)

RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
-------------------------------------------------------------------------------


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

      On March 15, 2002, Riviera Gaming Management of New Mexico, Inc.(RGMNM) was incorporated in the State of New Mexico. On June 5, 2002, Riviera Gaming Management of Missouri, Inc.(RGMM) was incorporated in the State of Missouri. Each of these is a wholly owned subsidiary of ROC.

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

      Principles of Consolidation--The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ROC RGMM, RGMNM and RGM, and their related subsidiary entities. All material intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents--All highly liquid investment securities with maturity of three months or less when acquired are considered to be cash equivalents. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

      Management determines the appropriate classification of its investment securities at the time of purchase, including the determination as to restricted versus nonrestricted assets, and re-evaluates such determination at each balance sheet date. Held-to-maturity securities are required to be carried at amortized cost. At December 31, 2004 and 2003 the Company did not have any securities accounted for under SFAS No.115. Securities classified as cash equivalents comprising of securities issued by the U.S. Treasury and other U.S. government corporations and agencies or mutual funds invested in these securities and repurchase agreements, had a value of $4,816,748 and $4,599,471 at December 31, 2004 and 2003,
      respectively. These investments had an original maturity in three months or less.

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

      Stock-Based Compensation--As of December 31, 2004, the Company has one active stock-based employee compensation plan, one active non-employee, director compensation plan for those directors serving on the compensation committee and two expired stock-based employee compensation plans, one qualified and one non-qualified, each of which is more fully discussed in
      Note 13. The effect of stock options in the income statement is reported in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Accordingly, no compensation cost has been recognized for unissued stock options in the stock option plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the non-employee stock compensation plan the Company shall at the discretion of the non-employee directors serving on the Company's Compensation Committee, issue shares of Company common stock to those directors in lieu of cash compensation. The amount of shares issued under this plan equals the market value of the shares on the normal director compensation date.

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

                                                2004        2003         2002

Net loss as reported                          $ (2,086)   $(14,453)   $(24,722)
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value-based
  methods for awards net of related
  tax effects                                    $ (48)     $ (234)     $ (295)
Net loss pro forma                            $ (2,134)  $ (14,687)  $ (25,017)
Basic loss per common share as reported       $  (0.20)  $  (1.39)   $  (2.39)
Basic loss per common share pro forma         $  (0.20)  $  (1.41)   $  (2.42)
Diluted loss per common and common
  share equivalent as reported                $  (0.20)  $  (1.39)   $  (2.39)
Diluted loss per common and common share
  equivalent pro forma                        $  (0.20)  $  (1.41)   $  (2.42)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0% for all years; expected volatility of 34%, 34% and 52%; risk-free interest rates of 3.046%, 2.27% and 4.49%; and expected lives of 10 years for all years. The weighted fair value of options granted in 2003 and 2002 was $1.76 and $1.65, respectively. No options were granted in 2004.

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

      Long-Term Debt--The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $241,730,000 and $223,925,000 in 2004 and 2003, respectively.

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

      Preopening Costs--The Company expenses preopening costs when incurred.

      Promotional Allowances--Revenues include the estimated retail value of rooms, food and beverage, and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowance. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                                   Year Ended December 31
-------------------------------------------------------------------------------
(in thousands)                                  2004          2003       2002

Food and beverage                             $ 8,693       $ 8,398    $ 9,037
Rooms                                           1,096         1,231      1,174
Entertainment                                     890         1,641      1,670
                                                -----        ------     ------
Total costs allocated to casino departments   $10,679       $11,270    $11,881
                                               ======        ======     ======

      Income Taxes--The Company and its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of: (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss and tax credit carryforwards.

      Estimates and Assumptions--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.GAAP)requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include recoverability of and estimated useful lives for depreciable and amortizable assets, certain accrued liabilities, realizability of deferred tax assets and liabilities, and the estimated allowances for receivables. Actual results may differ from estimates.

      Self-insurance Reserves-The Company is self-insured for various levels of general liability, workers' compensation, and non-union employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, the Company considers its historical claims experience and makes judgments about the expected levels of costs per claim. Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

      Loyalty Club Program-We offer to our guests the opportunity to earn points redeemable for cash and complimentary rooms and food and beverage based on their level of gaming and non-gaming activities while at our properties. An accrual is recorded as points are earned based upon expected redemption rates and, in the case of complimentaries, the estimated cost of the complimentary to be provided.

      Recently Issued Accounting Standards--In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

      SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award in the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

      We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. GAAP beginning after June 15, 2005. We are also required to use either the"modified prospective method" or the "modified retrospective method." Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date.

      Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.

      Under both methods, we are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

      We have commenced our analysis of the impact of SFAS No.123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, (3) whether we will use the modified prospective method or elect to use the modified retrospective method, and (4) whether we will elect to use straight line amortization or an accelerated method.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement was issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

2. ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following at December 31 (in thousands):

                                               2004         2003

Casino                                        $1,556       $1,160
Hotel                                          3,556        2,877
                                               -----        -----
Total                                          5,112        4,037
Allowance for bad debts and discounts         (1,214)      (1,047)
                                              ------       ------
Ending balance                                $3,898       $2,990
                                              ======        =====

      Changes in the casino and hotel allowance for bad debts and discounts consist of the following for the years ended December 31 (in thousands):

                                  2004         2003         2002

Beginning balance                $1,047        $990       $1,485
Write-offs                        (145)       (316)      (1,037)
Recoveries                          312          21           24
Provision for bad debts
  and gaming discounts                          352          518
                                  ------      -----        -----
Ending balance                   $1,214      $1,047         $990
                                  =====       =====        =====


3. PREPAID EXPENSES AND OTHER ASSETS

      Prepaid expenses and other assets consist of the following at December 31 (in thousands):

                                            2004         2003

Prepaid gaming taxes                       $1,110         $ 915
Prepaid insurance                             921           456
Other prepaid expenses                      2,070         1,630
                                            -----         -----
Total                                      $4,101        $3,001
                                            =====        ======

4. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31 (in thousands):

                                            2004          2003

Land and improvements                    $ 38,130        $ 38,130
Buildings and improvements                143,417         143,417
Equipment, furniture, and fixtures        137,690         127,043
                                          -------        --------
Total property and equipment              319,237         308,590
Accumulated depreciation                 (142,122)       (128,297)
                                         --------        --------
Net property and equipment               $177,115        $180,293
                                         ========        ========

      Substantially all of the Company's property and equipment is pledged as collateral to secure debt (see Note 8). Repairs and maintenance that do not significantly improve the life of fixed assets are expensed as incurred. Costs for significant improvements that extend the expected life of fixed assets more than one year are capitalized and depreciated over the remaining extended life, using a straight-line and 150% declining balance method of depreciation.

5. OTHER ASSETS

      Other assets consist of the following at December 31 (in thousands):

                                            2004           2003

Deposits                                     $ 140           $ 54
Bond offering costs and commissions,
  net of accumulated amortization
  of $3,962 and $2,367 respectively          7,747          9,341
Other                                        1,156          2,043
                                            ------         ------
Total                                      $ 9,043        $11,438
                                            ======         ======

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable consist of the following at December 31 (in thousands):

                                              2004         2003

Outstanding chip and token liability         $ 609        $ 831
Slot club liabilities                        1,002        1,074
Progressive liabilities                        457          416
Casino account deposits and
  miscellaneous gaming                         220          162
                                             -----        -----
Total liabilities related to
  gaming activities                          2,288        2,483

Accounts payable to vendors                  4,355        3,966
Insurance contracts                            648          235
Hotel deposits                                 874          859
Other                                          707          529
                                             -----        -----
Total                                       $8,872       $8,072
                                             =====        =====

      Accrued expenses consist of the following at December 31 (in thousands):

                                             2004          2003

Payroll, related payroll taxes
  and employee benefits                    $ 8,417      $ 9,741
Incentive and ESOP                           1,785          544
Other                                        5,995        4,585
                                            ------       ------
Total                                      $16,197      $14,870
                                            ======       ======

7. OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the nonqualified pension plan obligation to the CEO of the Company, payable upon expiration of his employment contract or with a change of control, including accrued interest and deferred compensation plan liabilities for eligible employees.

      See Note 12 for a description of these plans.

   (in thousands)                            2004         2003

Nonqualified pension obligation CEO,
  unfunded                                  $1,513       $2,513
Less current portion                        (1,000)      (1,000)
Accrued interest on pension CEO,
  unfunded                                   3,639        3,658
Deferred compensation funded                    51          741
                                            ------        -----
Total                                       $4,203       $5,912
                                            ======        =====

During the current year the Company reclassified certain amonts from deferred compensation liabilities to offset their related equity accounts.

8. LONG-TERM DEBT

      Long-term debt consists of the following at December 31 (in thousands):

                                                   2004            2003

11% Senior Secured Notes maturing on June
  15, 2010, bearing interest, payable
  semiannually on June 15 and December 15
  of each year, redeemable through June
  15, 2005 at 111%; beginning June 15, 2006
  at 105.5%;  2007 at 103.7%, 2008 at 101.8%,
  2009 and thereafter at 100%. These notes
  are collateralized by the land and physical
  structures comprising the Riviera Hotel and
  Casino and secondarily the assets of Riviera
  Black Hawk                                      $212,792        $212,387

5.6% to 9% Notes collateralized by equipment
  and vehicles, payable monthly, including
  interest, maturing through February 2007           2,056           3,157

Capitalized lease obligations (Note 9)                 968           3,320

5.5% Special Improvement District Bonds -
  issued by the City of Black Hawk, Colorado,
  interest and principal payable monthly
  over 10 years beginning in 2000                      651             761
                                                    ------         --------
Total long-term debt                               216,467         219,625
Current maturities by terms of debt                (1,441)         (3,750)
                                                   -------         -------
Total                                             $215,026        $215,875
                                                  ========         =======

      Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2005                                                             $ 1,441
2006                                                                 831
2007                                                                 880
2008                                                                 323
2009                                                                 200
Thereafter                                                       212,792
                                                                 -------
Total                                                          $ 216,467
                                                                 =======

      On June 26, 2002, the Company secured new debt in the principal amount of $215 million in the form of 11% senior secured notes with a maturity date of June 15, 2010, substantially all of which were later exchanged for notes of the Company that were registered under the Securities Act of 1933, as amended (collectively, the "Notes"). Interest on the Notes is at the annual rate of 11% paid semiannually on each June 15 and December 15, beginning December 15, 2002. The net proceeds of the Notes, along with cash on hand, were used to defease Riviera Las Vegas' 10% First Mortgage Notes due 2004 and to defease Riviera Black Hawk's 13% First Mortgage Notes due 2005 with contingent interest. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the Notes at maturity on June 15, 2010. Accordingly, the ability of the Company and its subsidiaries to repay the Notes at maturity will be dependent upon their ability to refinance the Notes. There can be no assurance that the Company and its subsidiaries will be able to refinance the principal amount of the Notes at maturity. On or after June 15, 2006, the Company may redeem Notes from time to time at a premium beginning at 105.5% and declining each subsequent year to par in 2009.

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

      At any time prior to June 15, 2005, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 111% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings; provided that:

         (1) at least 65% of the aggregate principal amount of the Notes remains outstanding immediately after redemption (excluding Notes held by the Company and its subsidiaries); and

         (2) the redemption occurs within 45 days of the date of the closing of such public equity offering.

        Except pursuant to the preceding paragraph, the Notes are not redeemable at the Company's option prior to June 15, 2006.

        On or after June 15, 2006, the Company may redeem all or part of the Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

                      Year                         Percentage
                      2006 .........................105.500%
                      2007..........................103.667%
                      2008..........................101.833%
                      2009 and thereafter...........100.000%

      The Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company and its subsidiaries to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company and its subsidiaries may be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At December 31, 2004, the Company believes that it is in compliance with the covenants.

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

      The following is a schedule by year of the minimum rental payments due under capital leases as of December 31, 2004 (in thousands):


2005                                                            $ 744
2006                                                               83
2007                                                               83
2008                                                               83
2009                                                               61
Thereafter
                                                                -----
Total minimum lease payments                                    1,054
Taxes, maintenance, and insurance                                (41)
Interest portion of payments                                     (45)
                                                                -----
Present value of net minimum lease payments                     $ 968
                                                                =====


      Fixed assets under capital lease as of December 31, 2004 and 2003 were $11.1 million with accumulated depreciation of $10.9 million and $8.9 million, respectively.

      Rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was approximately $964,166, $1,596,487 and $1,177,382, respectively. Such leases were year to year in nature. As such, there are no future minimum amounts associated with increasing leases.

      In addition, the Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of noncancelable operating leases that expire in various years through 2009. Rental income, which is included in other revenue, for the years ended December 31, 2004, 2003 and 2002 was approximately $1,907,400, $1,835,000 and $1,810,700 respectively.

      The Company's Las Vegas operation has recently added a buyout/liquidated damages provision to its standard lease. The modification provides that in the event of a major renovation or certain other events, the Company's has the right, according to an agreed upon formula to buy out any remaining term of the lease by providing the tenant twelve months written notice. This provision or similar wording is included in new leases and renewals.

      At December 31, 2004, the Company had future minimum annual rental income due under noncancelable operating leases as follows (in thousands):

2005                                                          $ 1,492
2006                                                            1,179
2007                                                              760
2008                                                              334
2009                                                               35
                                                                -----
Total                                                         $ 3,800
                                                               ======

10. INCOME TAXES

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

      The effective income tax rates on income attributable to continuing operations differ from the statutory federal income tax rates for the years ended December 31 as follows (dollars in thousands):

                                 2004              2003              2002
                           ---------------- ------------------- ---------------
                            Amount   Rate    Amount    Rate     Amount   Rate

Benefit for income taxes
  at federal statutory rate $(730) (35.0)%  $(5,054)  (35.0)%  $(8,652)  (35.0)%
Taxes, state, other
Benefit from outcome of
  IRS examination
Employee Benefits            1,555   74.6%     (433)   (3.0)%     (439)   (1.8)%
Other                        (308)  (14.8%)
Valuation allowance          (517)  (24.8%)   5,487    38.0 %     9,091   36.8 %
                             ----   -----    ------    ------    ------   ------
Benefit for income taxes      $ -    0.0 %     $ -      0.0 %      $ -     0.0 %
                             ====   =====     ======   ======    ======   ======

      Comparative analysis of the (benefit) provision for income taxes is as follows:


                                2004         2003          2002

Current                        $  -        $ (517)      $(2,124)
Deferred                          -           517         2,124

                                 ----        ----         -----
Total                            $ -         $ -           $ -
                                 ====        ====         =====

      The tax effects of the items composing the Company's net deferred tax (asset) liability consist of the following at December 31 (in thousands):

                                                     2004            2003

Deferred tax liabilities:
  Reserve differential for hospitality
    and gaming activities                           $ 1,015          $ 760
  Difference between book and
    tax-depreciable property                          4,385          4,671
  Other                                                 511            511
                                                      -----          -----
Total                                                 5,911          5,942
                                                      =====          =====

                                                       2004           2003

Deferred tax assets:
  Net operating loss carryforward                    $18,279        $18,389
  Reserves not currently deductible                    2,195          1,853
  Bad debt reserves                                      465            324
  AMT and other credits                                2,622          2,405
                                                      ------         ------
Total                                                 23,561         22,971
                                                      ------         ------
Valuation allowance                                  (15,204)       (14,583)
                                                      ------         ------
Net deferred tax asset                               $ 2,446        $ 2,446
                                                      ======         ======

      The Company has $2,621,697 of alternative minimum tax ("AMT") credit and general business credit available to offset future income tax liabilities. The AMT credit of $1,767,868 has no expiration date. The general business credit will not begin to expire until 2010. The Company has approximately $52,250,000 net operating loss carryforwards, which will expire between 2013 and 2025.

      The realizability of the assets related to Rivera Las Vegas is dependent upon future earnings. The Company's net deferred tax asset appoximates its alternative minimum tax credit carryforwards whcih have an indefinite life.

11. COMMITMENTS AND CONTINGENCIES

      The Company is party to routine lawsuits arising from the normal operations of a hotel/casino. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

      Employees and Labor Relations-- As of December 31, 2004 the Company had approximately 1,625 full-time equivalent employees and had collective bargaining agreements with eight unions covering approximately 775 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians, painters and teamsters. The Company's agreements with the Carpenters and Painters Unions expire in 2005. Agreements with the Southern Nevada Culinary and Bartenders Union, covering the majority of the Company's unionized employees, were renegotiated in 2002 and expire in 2007 as does the agreement with the Stagehands Union. The agreement with the Teamsters Union expires in 2008 while the Operating Engineers and Electrician agreements expire in 2009. The collective bargaining agreement with the Musicians Union expired in 1999. The Company is currently in negotiations with the Musicians Union. On June 17, 2002, the Teamsters Union filed a petition with the National Labor Relations Board to represent the clerks in the marketing department of the Company's Las Vegas property. On July 26, 2002, the marketing clerks voted in favor of representation by the Teamsters Union by a vote of 5 to 1. On February 23, 2004, at the request of the affected employees, the Teamsters Union withdrew its interest in the representation of the marketing clerks. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to the Company.

12. EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

      Chairman-- William L. Westerman serves as our Chairman of the Board, President and Chief Executive Officer, and as Chairman of the Board and Chief Executive Officer of ROC.

      Under Mr. Westerman's employment agreement with the Company, which was last amended on July 15, 2003, he is employed for an indefinite period, subject to termination by either Mr. Westerman upon at least 180 days written notice or the Company upon at least 90 days written notice. Mr. Westerman's base annual compensation is $1,000,000. Under his amended employment agreement, Mr. Westerman is not entitled to participate in the Senior Management Compensation Bonus Plan or other executive bonus plan established by the Company's Board of Directors.

      The employment agreement required the Company to fund a retirement account for Mr. Westerman. Pursuant to that agreement, the Company makes no further principal contributions to the retirement account subsequent to January 1, 2001. The account continues to accrue interest pursuant to the employment agreement. The retirement account had a balance, including accrued interest, of $5,152,536 as of December 31, 2004.

      Mr. Westerman's retirement account is credited quarterly with interest on the first day of each succeeding calendar quarter in an amount equal to the product of (i) the Company's average borrowing cost for the immediately preceding fiscal year, as determined by the Company's Chief Financial Officer, and (ii) the average outstanding balance in the retirement account during the preceding calendar quarter. At the recommendation of our Compensation Committee, in order to reduce the amount that would be payable immediately upon Mr. Westerman's separation from the Company, it was requested that commencing April 1, 2003, and continuing the first day of each quarter thereafter, he be paid the following in cash: (i) a distribution of $250,000 from the principal balance of his retirement account; and (ii) the quarterly interest credited to his retirement account one quarter in arrears. Total interest accrued to Mr. Westerman in 2004 was $638,154 while interest accrued was $757,686 for 2003 and $840,150 for 2002.

      We retain beneficial ownership of the retirement account, which is earmarked to pay Mr. Westerman's retirement benefits. However, upon (1) the vote of a majority of the outstanding shares of Common Stock approving a "Change of Control" (as defined below), (2) the occurrence of a Change of Control without Mr. Westerman's consent, (3) a breach by us of a material term of the employment agreement or (4) the expiration or earlier termination of the employment agreement for any reason other than cause, Mr. Westerman has the right to require us to establish a "Rabbi Trust" for his benefit. He also has the right to require us to fund such trust with cash equal to the amount then credited to the retirement account, including any amount to be credited to the retirement account upon a Change of Control.

      On February 5, 1998, our stockholders approved a merger agreement with R&E Gaming Corp., and its subsidiary. That approval constituted a Change of Control under Mr. Westerman's employment agreement. On March 5, 1998, Mr. Westerman exercised his right to require us to establish and fund a Rabbi Trust for his benefit. On March 20, 1998, Mr. Westerman waived his right to have us fund the Rabbi Trust in exchange for our agreement to fund it within five business days after notice from him.

      In the event that Mr. Westerman ceases to be employed by us (except for termination for cause, in which case Mr. Westerman would forfeit all rights to monies in the retirement account), Mr. Westerman will be entitled to receive the amount in the retirement account (principal and current interest) in 20 equal quarterly installments commencing as of the date he ceases to be employed. In the event that Mr. Westerman's Rabbi Trust has not yet been funded, the balance of principal and interest of the retirement account shall be paid directly to Mr. Westerman upon his retirement or termination (except for cause) or upon a change of control.

      The agreement provides that for a period of 24 months following termination for any reason except cause, Mr. Westerman shall not engage in any activity, which is in competition with the Company within a 75-mile radius from the location of any hotel and/or casino then operated by the Company. As consideration for not competing, the Company shall pay to Mr. Westerman a total of $500,000 payable in two equal annual installments of $250,000. The first installment is payable within five business days of termination of employment with the second installment payable on the first anniversary of termination.

      In addition to Mr. Westerman, one other executive, Robert Vannucci, has an employment agreement with us.

      Mr. Vannucci serves as President of ROC and his employment agreement was last amended on March 24, 2003. Mr. Vannucci's base compensation is $300,000 in cash and $100,000 in restricted stock, which he may elect to receive in cash.

      Mr. Vannucci receives compensation in the form of restricted Common Stock pursuant to our Restricted Stock Plan (see "Restricted Stock Plan" below). Mr. Vannucci's agreement provides that he is to receive $25,000 in Common Stock, based on the stock's market value, on the first business day of each quarter, plus Common Stock, based on the stock's market value, in the same amount he receives pursuant to our Incentive Compensation Plan. Pursuant to the Restricted Stock Plan, Mr. Vannucci is presently entitled to rights of ownership with respect to the restricted shares, including the right to vote and receive dividends. Mr. Vannucci may not, however sell, assign, pledge, encumber or otherwise transfer any of the shares so long as we employ him, without our written consent. The restricted shares fully vest to Mr. Vannucci upon his separation of employment from us, so long as such separation is not a termination for cause. Mr. Vannucci's agreement was amended on March 4, 2003 and again on March 24, 2003 so that, commencing with the restricted stock award of April 1, 2003. Mr. Vannucci can choose between receiving $25,000 in cash or $25,000 in Common Stock. Mr. Vannucci chose to receive $100,000 in cash in 2004 pursuant to this provision.

      Mr. Vannucci's employment agreement provides for an incentive bonus entitling Mr. Vannucci to participate in our Las Vegas Incentive Compensation Plan, whereby he may share in a portion of such plan's pool. Mr. Vannucci's agreement also provides for an additional incentive award in his choice of either restricted stock or cash in an amount, which matches his incentive bonus award. Mr. Vannucci did not receive an incentive bonus for the year 2003. For 2004 Mr. Vannucci will receive an incentive bonus of $57,000 cash and he is entitled to $57,000 in restricted stock, which he has elected to be paid in cash. Mr. Vannucci's agreement automatically renews annually subject to 120 days prior written notice by him or us.

      Incentive Plan--The Company has an incentive compensation plan covering employees of the Company who, in the opinion of the Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with the Company, or other employees who also have made a significant contribution to the successful and profitable operation of the Company. The amount of the bonus is based on operating earnings before depreciation, amortization, interest expense, provision for income taxes, extraordinary losses and gains, and any provisions or payments made pursuant to the plan. During the years ended December 31, 2004, 2003 and 2002, the Company recorded accrued bonuses of $1,085,092, $302,216 and $1,160,440 respectively, based upon the above incentive compensation plan.

      Pension Plan Contributions--The Company contributes to multi-employer pension plans under various union agreements to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,714,812, $1,646,000 and $1,599,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These contributions were for approximately 813 employees, including food and beverage employees, room department employees, carpenters, engineers, stagehands, electricians, painters, and teamsters. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

      Profit Sharing and 401(k) Plans--On June 30, 1993, the Company assumed the combined profit sharing and 401(k) plans of Riviera, Inc. (the "Profit Sharing and 401(k) Plans"), and the Company has continued the Profit Sharing and 401(k) Plans after June 30, 1993. The Company has amended the Adoption Agreement to provide that all current employees of Riviera Las Vegas who were employed on April 1, 1992, who are at least 21 years of age and who are not covered by a collective bargaining agreement are immediately eligible to participate in the Profit Sharing and 401(k) Plans. The amendment provided further that all current employees who were employed by Riviera Las Vegas after April 1, 1992, who are at least 21 years of age and who are not covered by a collective bargaining agreement are eligible to participate after one year of service at the Riviera Las Vegas.

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

      The Company may make a contribution to the 401(k) component of the Plan in an amount not to exceed 25% of the first 8% of each participant's compensation, which is contributed as a salary deferral. The Company made contributions of $302,882, $220,900 and $226,100 for the years ended December 31, 2004, 2003 and 2002. The Company also paid administrative costs of the Profit Sharing and 401K Plans of $0, $9,223 and $16,888 for the years ended December 31, 2004, 2003 and 2002, respectively. On July 1, 2003 the Company changed the administrator for our 401(k) plan, which accounts for the reduction in administrative costs in 2003 and 2004.

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

      Effective January 1, 2000, the Company suspended contributions to the profit sharing component of the Profit Sharing Plan and substituted contributions to an Employee Stock Ownership Plan ("ESOP"), (see "Employee Stock Ownership Plan," directly below).

      Employee Stock Ownership Plan--On October 2, 2000, we adopted an ESOP. The ESOP was established effective January 1, 2000 and replaces the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged. The ESOP provides that all employees of Riviera Las Vegas and Riviera Black Hawk employed in the plan year who had completed a minimum of 1,000 hours of service in that plan year, were employed through December 31 of that plan year, were at least 21 years of age and were not covered by a collective bargaining agreement are eligible to participate in the ESOP. The ESOP provides that the Company will make a contribution to the ESOP's participants at the Las Vegas and Black Hawk properties relative to the economic performance of each property. For Riviera Las Vegas, the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings is exceeded, up to a maximum of 4% for 2000 and 5% thereafter. For Riviera Black Hawk, the Company will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $1 million by which operating earnings is exceeded, up to a maximum of 4% for 2000 and 5% thereafter. Under the ESOP, Company contributions are made in cash, which may be used to buy Company common stock and pay participants upon separation of service. The Company contributed to the ESOP $899,253 in 2004, $348,435 in 2003 and $294,004 in 2002.

      Deferred Compensation Plan--On October 2, 2000, we adopted a Deferred Compensation Plan (the "Plan"). The purpose of the Plan is to provide eligible employees of the Company with the opportunity to defer the receipt of cash compensation. Participation in the non-qualified Plan is limited to highly compensated employees who receive annual compensation of at least $100,000. The deferred funds are maintained on the Company books as unfunded liabilities. All elections to defer the receipt of compensation must be made no later than December 1st preceding the plan year to which the election relates and are irrevocable for the duration of that plan year. Six Company executives are currently participating in the Plan. The plan is distributing stock to participants under established schedules.

      Restricted Stock Plan--On October 2, 2000, we adopted a Restricted Stock Plan to provide incentives, which will attract and retain highly competent persons as officers and key employees by providing them opportunities to receive restricted shares of the Company's common stock. Participants will consist of such officers and key employees of the Company as our Compensation Committee determines to be significantly responsible for the success and future growth and profitability of the Company. Awards of restricted stock are subject to such terms and conditions as the Company determines to be appropriate at the time of the grant, including restrictions on the sale or other disposition of such shares and provisions for the forfeiture of such shares for partial or no consideration upon termination of the participant's employment within specified periods or under certain conditions.

      Salary Continuation Agreements--Approximately 59 executive officers and significant employees (excluding Mr. Westerman and Mr. Vannucci) of ROC have salary continuation agreements effective through December 2005, pursuant to which each of such employees will be entitled to receive (1) either six months' or one year's salary if their employment with the Company is terminated, without cause, within 12 or 24 months of a change of control of the Company; and (2) group health insurance for periods of either one or two years. The base salary payments are payable in biweekly installments, subject to the employee's duty to mitigate by using his or her best efforts to find employment. In addition, four officers and significant employees have salary continuation agreements effective through December 31, 2005, pursuant to which each of them will be entitled to receive two year's base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company. These four salary continuation agreements are not subject to a duty to mitigate. The estimated total amount payable under all such agreements was approximately $6.7 million, including $1.5 million in benefits, as of December 31, 2004.

13. STOCK OPTION PLANS

      Stock Compensation Plans--At December 31, 2004, the Company has two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with APB Opinion No. 25. Under the 1993 Employee Stock Option Plan (the "1993 Option Plan"), the Company could grant options to its employees for up to one million shares of common stock. Under the Non-Qualified Stock Option Plan for Non-Employee Directors (the "1996 Option Plan"), the Company may grant options to non-employee directors for up to 150,000 shares of common stock. Under these plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years (5 years in the case of an incentive option granted to a stockholder owning more than 10% of the common stock). Under the 1993 Plan, options vest 25% on the date of grant and 25% each subsequent year. Under the 1996 Plan, options vest over 5 years. There remain valid options, which were granted pursuant to the 1993 Plan and 1996 Plan prior to the expiration of those plans.

      During the third quarter of 2004, we determined that 397,500 (132,500 prior to three-for-one split) stock options, with an average exercise price of $1.84 per share ($5.53 prior to three-for-one split), which we had intended to grant under our stock option plans between July 15, 2003 and May 10, 2004, could not be granted because those plans had expired on June 30, 2003. Prior to this determination, we had reported those options as being outstanding and unexercised. On March 10, 2005 the Compensation

      Committee of the Board of Directors authorized grants under the Company's Restricted Stock Plan, whereby the officers and employees would receive shares equal to the original intended stock options. These grants would vest over a five-year term and total 337,500 restricted shares. We have a plan to rectify this situation for the directors to whom we intended to grant 30,000 options (post split) by also issuing restricted stock under certain circumstances.

      Vesting Schedule for Restricted Shares approved March 10, 2005:

                              March 10, 2006....20%
                              March 10, 2007....40%
                              March 10, 2008....60%
                              March 10, 2009....80%
                              March 10, 2010...100%

      The activity of the 1993 Option Plan and the 1996 Option Plan is as follows:

                                                                    Weighted-
                                                                     Average
                                                                    Per Share
                                                                     Exercise
Stock Option Plan                                    Shares            Price

Outstanding, January 1, 2002                       1,390,500           $ 2.01
  Grants                                             394,500           $ 2.45
  Canceled                                          (108,000)          $ 2.15
                                                    --------
Outstanding, December 31, 2002                     1,677,000           $ 2.11
  Grants                                             385,500           $ 1.75
  Canceled                                          (223,500)          $ 1.76
                                                    --------
Outstanding, December 31, 2003                     1,839,000           $ 2.21
  Exercised                                        1,048,500)          $ 2.07
  Canceled                                          (397,500)          $ 1.84
                                                     -------
Outstanding, December 31, 2004                       393,000           $ 2.39
                                                     =======
Non-Qualified Stock Option Plan

Outstanding, January  1, 2002                         48,000           $ 2.36
  Automatic grant to directors                        24,000           $ 2.40
  Canceled                                                                                                  -------
                                                      ------
Outstanding, December 31, 2002                        72,000           $ 2.37
  Automatic grant to directors                        18,000           $ 1.87
  Canceled                                           (18,000)          $ 2.56
                                                      ------
Outstanding, December 31, 2003                        72,000           $ 2.07
  Reinstated                                          12,000           $ 4.46
                                                      ------
Outstanding, December 31, 2004                        84,000           $ 2.54
                                                      ======

                       Number        Weighted-               Number
                   Outstanding    Average       Weighted-  Exercisable Weighted-
                       at          Remaining     Average        at      Average
    Range of      December 31,    Contractual   Exercise   December 31, Exercise
Exercise Prices       2004          Life          Price        2004       Price

 $1.33 to $2.00     393,000        6.9 years      $1.94       477,000   $ 2.42
 $2.18 to $4.50      84,000        6.0 years      $2.52

14. EARNINGS PER SHARE

      Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of common and common-equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the years ended December 31, 2004, 2003 and 2002 were 417,777, 1,677,000 and 1,344,000
      respectively.A reconciliation of income and shares for basic and diluted EPS is as follows (amounts in thousands, except per share amounts):

                                                      Year Ended 2004
                                           ------------------------------------
                                           Income        Shares        Per Share
                                         (Numerator)   (Denominator)     Amount

Basic EPS loss available to common
  stockholders                           $ (2,086)        10,671        $(0.20)
Effect of dilutive securities options
                                          ---------       ------        --------
Diluted EPS loss available to common
  stockholders plus assumed conversions  $ (2,086)        10,671        $(0.20)
                                          =========       ======        ========

                                                      Year Ended 2003
                                           ------------------------------------
                                           Income         Shares       Per Share
                                         (Numerator)   (Denominator)     Amount

Basic EPS loss available to common
  stockholders                           $(14,453)        10,422         $(1.39)
Effect of dilutive securities options
                                         ---------        ------         -------
Diluted EPS loss available to common
  stockholders plus assumed conversions  $(14,453)        10,422         $(1.39)
                                         =========        ======         =======

                                                      Year Ended 2002
                                           ------------------------------------
                                           Income         Shares       Per Share
                                         (Numerator)   (Denominator)     Amount

Basic EPS loss available to common
  stockholders                           $(24,722)        10,350         $(2.39)
Effect of dilutive securities options
                                         ---------        ------         -------
Diluted EPS loss available to common
  stockholders plus assumed conversions  $(24,722)        10,350         $(2.39)
                                         =========        ======         ======

      During 2003 and 2002, the Company purchased 5,109 and 36,300 shares of treasury stock on the open market for approximately $7,272 and $67,286, respectively. Approximately 379,005 shares of treasury stock are held in the Deferred Compensation Plan trust at December 31, 2004.

15. SEGMENT DISCLOSURES

      The Company reviews its operations by its geographic gaming market s egments: Riviera Las Vegas and Riviera Black Hawk. All inter-segment revenues have been eliminated.

(In thousands)                        2004            2003            2002

Net revenues:
   Riviera Las Vegas                $147,949        $140,963        $139,159
   Riviera Black Hawk                 53,401          49,196          49,133
                                     -------         -------         -------
Total net revenues                  $201,350        $190,159        $188,292
                                     =======         =======         =======
EBITDA(1):
   Riviera Las Vegas                $ 27,158        $ 22,678        $ 23,951
   Riviera Black Hawk                 16,884          13,283          13,400
                                    --------         -------         -------
Total property EBITDA               $ 44,042        $ 35,961        $ 37,351
                                    ========         =======         =======
Other costs and expenses:
   Corporate expense                   4,038           4,485           3,762
   Depreciation                       13,852          16,211          17,736
   Development and project costs       1,193           2,365
   Interest expense                   27,079          27,380          26,842
   Interest expense, net bonds
     held for retirement                                               2,692
   Loss on extinguishment of debt                                     11,211
   Interest Income                      (34)            (27)           (200)
   Other-net                                                              30
                                      ------          ------          ------
Total other costs and expenses        46,128          50,414          62,073
                                      ------          ------          ------
Income before benefit for income
    taxes                            (2,086)        (14,453)        (24,722)
Benefit for income taxes
                                     -------        --------        --------
Net loss                           $ (2,086)       $(14,453)       $(24,722)
                                     =======        ========        ========

                                        December 31
                                 ----------------------------
                                      2004            2003

Fixed assets (2):
   Riviera Las Vegas               $115,950        $118,593
   Riviera Black Hawk                61,165          61,700
                                   --------         -------
Total fixed assets                 $177,115        $180,293
                                   ========         =======

(1) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors. The Company uses property-level EBITDA (EBITDA before corporate expenses) as the primary measure of operating performance of its properties, including the evaluation of operating personnel.

           EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. The Company has significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments that are not reflected in EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner.

(2) Fixed assets represent property and equipment and intangible assets, net of accumulated depreciation and amortization.

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

16. RELATED PARTY TRANSACTIONS

      Robert R. Barengo, a member of the Board of Directors of the Company, is a former director of American Wagering, Inc. ("AWI") and owns approximately 6.7% of the outstanding stock of AWI, which leases approximately 12,000 square feet of the Riviera Hotel & Casino's casino floor. AWI is the operator of the Riviera Hotel & Casino's sport book operations and has operated under that lease arrangement since before Mr. Barengo was appointed to the Board. AWI also took over the operation of the Race book at the Riviera Las Vegas in January 2004. Those leases provide for rental payments based upon the monthly and annual revenues derived by AWI from the location. AWI paid aggregate rent to the Company of approximately $129,800, $86,300 and $99,400 in each of the years ended December 31, 2004, 2003 and 2002, respectively. The Company believes that the terms of the leases with AWI are at least as favorable to the Company and ROC as could have been obtained from unaffiliated third parties and are at least as favorable as terms obtained by other casino hotels in Las Vegas.

      Jeffrey A. Silver, a member of the Board, is a shareholder in the law firm of Gordon & Silver, Ltd. ("Gordon & Silver"). The Company has engaged Gordon & Silver for the defense of various personal injury matters since 1993 and for general corporate matters since 2002. The Company continues to utilize the services of Gordon & Silver and believes that the fee arrangement is at least as favorable to the Company as such arrangements would have been with a comparable law firm where a relationship of this nature did not exist.

17. SUBSEQUENT EVENTS

      Riviera Holdings Corporation announced on February 14, 2005 that its Board of Directors had approved a three-for-one stock split of the Company's Common Stock. As a result of the stock split, shareholders will receive two additional shares of Common Stock for every share held on the record date of February 25, 2005 and payable on March 11, 2005. The stock split increased the number of shares of the Company's Common Stock outstanding to approximately 12 million. All periods have been restated to reflect the three-for-one stock split. In addition the Company recently engaged its financial advisors, Jefferies & Company, Inc., to explore strategic alternatives to maximize shareholder value.

      On March 10, 2005, we granted 337,500 shares of Common Stock under our Restricted Stock Plan to 19 executives. We granted those shares in substitution for stock options that we attempted to grant to them on July 15, 1993 under our 1993 Employee Stock Option Plan. The 1993 Plan expired on July 1, 2003, rendering those options null and void. The grant of restricted Common Stock was intended to compensate those executives for the value of the options that we attempted to grant to them, based on the difference between the intended exercise price of those options and the market price of our Common Stock as of March 10, 2005. The restricted shares are subject to a five-year vesting schedule, vesting 20% each March 10, commencing March 10, 2006 (see note 13). The restricted shares immediately vest upon the death, disability, retirement at age 62, termination of employment other than for cause, or in the event of a change-in-control of the Company.


RIVIERA HOLDINGS CORPORATION

UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in Thousands, Except per Share Data)
-------------------------------------------------------------------------------


                                  March 31   June 30  September 30   December 31

Year ended December 31, 2004:
  Net revenues                    $50,460     $52,794     $50,617     $47,479
  Operating income                  7,374       7,563       4,810       5,212
  Income (loss) before tax benefit    540         829     (1,988)      (1,467)
  Net Income (loss)                   540         829     (1,988)      (1,467)
  Income (loss) per share basic     $ 0.05      $ 0.08   $ (0.19)    $ (0.14)
  Income (loss) per share diluted   $ 0.05      $ 0.08   $ (0.19)    $ (0.14)

Year ended December 31, 2003:
  Net revenues                    $47,491     $48,328     $48,973     $45,367
  Operating income                  4,709       4,432       3,641          118
  Loss before tax benefit         (2,159)      (2,436)    (3,153)      (6,705)
  Net loss                        (2,159)      (2,436)    (3,153)      (6,705)
  Loss per share basic           $ (0.21)    $ (0.23)    $ (0.30)    $ (0.65)
  Loss per share diluted         $ (0.21)    $ (0.23)    $ (0.30)    $ (0.65)

                             SUPPLEMENTAL SCHEDULES