Form 10-Q
period 2005-03-31
RIVIERA HOLDINGS CORP
filed 2005-05-12
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      March 31, 2005
                               ---------------------------------------------
                                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------------

                     Commission file number  000-21430
                                   ----------------------------

                        Riviera Holdings Corporation
-------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

                 Nevada                                   88-0296885
------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada             89109
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number,
  Including area code                           (702) 794-9527
-----------------------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X
                                                             -
                 APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                         PROCEEDINGS DURING THE LAST FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    ----    -----

                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2005, there were 12,340,755 shares of Common Stock, $.001 par value per share, outstanding.

                        RIVIERA HOLDINGS CORPORATION

                                  INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

Report of Independent Registered Public Accounting Firm                      2

Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2005 and
December 31, 2004                                                            3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months ended March 31, 2005 and 2004                                   4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months ended March 31, 2005 and 2004                                   5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20

Item 4.  Controls and Procedures                                            21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 6.  Exhibits                                                           21

Signature Page                                                              22

Exhibits                                                                    23

PART I - FINANCIAL INFORMATION ITEM



1. Financial Statements



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews, in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 24, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

May 9, 2005
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands, except share amounts)                 March 31,      December 31,
-------------------------------------------------------------------------------
                                                       2005            2004
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                          $24,785         $18,886
   Accounts receivable, net                             4,655           3,898
   Inventories                                          2,077           2,047
   Prepaid expenses and other assets                    3,964           4,101
                                                --------------   -------------
       Total current assets                            35,481          28,932

PROPERTY AND EQUIPMENT, Net                           176,291         177,115

OTHER ASSETS, Net                                       8,636           9,043

DEFERRED INCOME TAXES, Net                              2,446           2,446
                                                --------------   -------------
TOTAL                                                $222,854        $217,536
                                                ==============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt                     $793          $1,441
   Accounts payable                                     8,511           8,872
   Accrued interest                                     6,975           1,089
   Accrued expenses                                    14,597          16,197
                                                --------------   -------------
     Total current liabilities                         30,876          27,599
                                                --------------   -------------
OTHER LONG-TERM LIABILITIES                             3,895           4,203
                                                --------------   -------------
LONG-TERM DEBT, net of current portion                214,896         215,026
                                                --------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  DEFICIENCY:
Common stock ($.001 par value; 60,000,000 shares
     authorized; 17,008,824 and 16,548,324
     issued at March 31, 2005 and  December
     31, 2004, respectively)                              17               16
Deferred Compensation - Restricted Stock              (4,532)
Additional paid-in capital                            20,564           15,692
Treasury stock (4,688,069 shares and
       4,688,069 shares at March 31, 2005
       and December 31, 2004, respectively)          (10,459)        (10,459)
Accumulated deficit                                  (32,403)        (34,541)
                                                -------------    -------------
      Total stockholders' deficiency                 (26,813)        (29,292)
                                                -------------    -------------
TOTAL                                               $222,854         $217,536
                                                =============    =============

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004     Three Months Ended
(In thousands, except per share  amounts)                  March 31,
----------------------------------------------------------------------------

REVENUES:                                           2005              2004
  Casino                                           $27,483          $27,079
  Rooms                                             13,425           12,538
  Food and beverage                                  8,843            8,800
  Entertainment                                      4,882            4,656
  Other                                              2,037            2,047
                                              -------------    -------------
            Total revenues                          56,670           55,120
   Less promotional allowances                       4,206            4,660
                                              -------------    -------------
            Net revenues                            52,464           50,460
                                              -------------    -------------

COSTS AND EXPENSES:
 Direct costs and expenses of
   operating departments:
    Casino                                          13,864           13,554
    Rooms                                            6,558            6,364
    Food and beverage                                6,053            5,801
    Entertainment                                    3,669            3,052
    Other                                              680              715
Other operating expenses:
    General and administrative                      10,005           10,252
    Mergers, Acquisitions and Development Costs,net   (667)
    Equity Compensation - Restricted Stock              53
    Asset Impairment                                   198
    Depreciation and amortization                    3,294            3,348
                                              -------------    -------------
            Total costs and expenses                43,707           43,086
                                              -------------    -------------
INCOME FROM OPERATIONS                               8,757            7,374
                                              -------------    -------------

OTHER (EXPENSE) INCOME :
Interest expense                                    (6,659)          (6,840)
Interest income                                         40                6
                                              -------------    -------------
     Total other expense                            (6,619)          (6,834)
                                              -------------    -------------
INCOME BEFORE PROVISION FOR INCOME TAXES             2,138              540
PROVISION FOR INCOME TAXES                               0                0
                                              -------------    -------------
NET INCOME                                          $2,138             $540
                                              =============    =============

INCOME PER SHARE DATA:
Income per share:
   Basic                                            $ 0.18           $ 0.05
                                              -------------    -------------
   Diluted                                          $ 0.18           $ 0.05
                                              -------------    -------------
Weighted-average common shares outstanding          11,781           10,455
                                              -------------    -------------
Weighted-average common and common
   equivalent shares                                12,070           10,644
                                              -------------    -------------

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004                 Three Months Ended
(in thousands)                                                  March 31,
                                                          2005            2004
                                                     -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $2,138         $540
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                           3,294        3,348
    Provision for bad debts                                    70           76
    Interest expense                                        6,659        6,840
    Interest paid                                            (280)        (386)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable             (827)      (2,096)
      Decrease (increase) in inventories                      (30)          57
      Decrease (increase) in prepaid expenses
          and other assets                                    139         (602)
      Increase (decrease) in accounts payable                (361)         507
      Increase (decrease) in accrued liabilities           (1,600)        (233)
      Increase (decrease) in deferred compensation
          plan obligation                                     (47)        (156)
      Increase (decrease) in non-qualified pension
          plan obligation to CEO upon retirement             (250)        (250)
                                                     -------------   ----------
       Net cash  provided by operating activities           8,905        7,645
                                                     -------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and
         equipment - Las Vegas, Nevada                     (1,762)      (1,647)
      Capital expenditures - Black Hawk, Colorado            (904)        (593)
      Decrease (increase) in other assets                     197         (164)
                                                     -------------   ----------
       Net cash (used in) investing activities             (2,469)      (2,404)
                                                     -------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on line of credit                                0       (2,000)
      Payments on long-term borrowings                       (879)        (911)
      Purchase of deferred compensation treasury
         stock, net                                             0           37
      Proceeds from exercise of stock options                 289
      Issuance of restricted stock                             53
                                                     -------------   ----------
        Net cash  (used in) financing activities             (537)      (2,874)
                                                     -------------   ----------
INCREASE IN CASH AND CASH EQUIVALENTS                       5,899        2,367
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             18,886       19,344
                                                     -------------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $24,785      $21,711
                                                     =============   ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
    ACTIVITIES:
  Property acquired with debt and accounts
    payable                                                $564         $533

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations

Riviera Holdings Corporation ("RHC") and its wholly-owned subsidiary, Riviera Operating Corporation ("ROC") (together with their wholly-owned subsidiaries, the "Company"), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization. The Company operates the Riviera Hotel & Casino (the "Riviera Las Vegas") on the Las Vegas Strip in Las Vegas, Nevada.

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

On March 15, 2002, Riviera Gaming Management of New Mexico, Inc. "RGMNM" was incorporated in the State of New Mexico. On June 5, 2002, Riviera Gaming Management of Missouri, Inc. "RGMM" was incorporated in the State of Missouri. Each of these is a wholly owned subsidiary of ROC.

Casino operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies. Our management believes that the Company's procedures comply, in all material respects the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries ROC, RGMM, RGMNM and RGM, and their related subsidiary entities. All material intercompany accounts and transactions have been eliminated.

The financial information at March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited. However, management believes such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10-K.

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The number of potentially dilutive options that were excluded as thier affect woudl have been anti-dilutive was 65,208 and 807,000 for the three months ended March 31, 2005 and 2004 respectively.

Income Taxes

The income tax provisions of $748,300 and $189,000 for the three months ended March 31, 2005 and 2004, respectively, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. The estimates used to determine the remaining valuation allowance are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how we operate the business, changes in the labor market or economic downturns in the areas where we operate.

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates used by us include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities, the estimated allowance for receivables, cash flow projections for testing asset impairment and establishment of the income tax valuation allowance. Actual results may differ from estimates.

Stock Options

As of March 31, 2005, we had outstanding options under two stock option plans. The effect of stock options in our income statement is reported in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We have has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Accordingly, we have recognized no compensation cost for stock options.

Had compensation cost for our stock options been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123 (using an intrinsic value method), our net income per common share and common share equivalent would have been decreased to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

                                                        March 31,      March 31,
                                                          2005           2004

Net income - as reported                                 $ 2,138          $ 540
Deduct:  Total stock-based employee compensation
  expense determined under fair value-based methods
  for awards net of related tax effects                      (11)           (50)
                                                        --------        -------
Net income pro forma                                    $  2,127       $    490

Basic income per common share as reported                $  0.18        $  0.05
Basic income per common share pro forma                  $  0.18        $  0.05
Diluted income per common and common
  share equivalent as reported                           $  0.18        $  0.05
Diluted income per common and common share
  equivalent pro forma                                   $  0.18        $  0.05

We estimated fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 0%; expected volatility of 52%; risk-free interest rate of 4.49%; and expected lives of 10 years. There have been no options granted in 2005 or 2004.

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

We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. generally accepted accounting principles for fiscal years beginning after June 15, 2005. We are also required to use either the "modified prospective method" or the "modified retrospective method." Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date.

Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.

Under both methods, we are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. SFAS No. 123(R) permits and encourages early adoption.

We have commenced our analysis of the impact of SFAS No. 123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, (3) whether we will use the modified prospective method or elect to use the modified retrospective method, and (4) whether we will elect to use straight line amortization or an accelerated method.

2. OTHER ASSETS

Other assets at March 31, 2005 and 2004 include deferred loan fees of approximately $7.3 million and $8.9 million respectively, associated with the refinancing of our debt.

3. LONG TERM DEBT AND COMMITMENTS

On June 26, 2002, we issued 11% Senior Secured Notes with a principal amount of $215 million, substantially all of which were later exchanged for our Securities Act of 1933-registered Senior Secured Notes with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount of $3.2 million. The discount is being amortized over the life of the 11% Notes.

Effective July 26, 2002 we entered into a $30 million, five-year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR -derived rate. There were no advances outstanding on this revolver at March 31, 2005. We incurred loan fees of approximately $1.5 million, which are being expensed over the life of the agreement. A monthly fee of .005 percent is charged on the unused portions of the revolver plus a $3,000 monthly service fee.

4. LEGAL PROCEEDINGS

We are a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

5. STOCK REPURCHASES

There were no shares of treasury stock purchased by our Deferred Compensation Plan for the three months ended March 31, 2005 or 2004. For the three months ended March 31, 2005, 187,983 shares were distributed to participants as required by the Deferred Compensation Plan (due in part to the retirement of one of the participants).

6. ISSUANCE OF RESTRICTED STOCK

Effective March 10, 2005, we granted 337,500 shares of Common Stock under our Restricted Stock Plan to 19 executives at no cost. We granted those shares in substitution for stock options that we attempted to grant on July 15, 1993 under our 1993 Employee Stock Option Plan. The 1993 Plan expired on July 1, 2003, rendering those options null and void. The grant of restricted Common Stock was intended to compensate those executives for the value of the options that we attempted to grant. The restricted shares are subject to a five-year vesting schedule, vesting 20% each March 10, commencing March 10, 2006 (see note 13). The Company is amortizing the fair market value of the Restricted Stock ($4,584,000) over the vesting period of 60 months and $53,000 was charged to expense in the first quarter of 2005. The restricted shares immediately vest upon the death, disability, retirement at age 62, termination of employment other than for cause, or in the event of a change-in-control of the Company. The shares were issued April 7, 2005.

7. GUARANTOR INFORMATION

The 11% Notes and the $30 million line of credit are guaranteed by all of our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RGMM and RGMNM are unrestricted subsidiaries of RHC, are not guarantors of the 11% Notes, these do not significantly contribute to our financial position or results of operations.

8. SALARY CONTINUATION AGREEMENTS

Approximately 59 officers and significant employees (excluding Mr. Westerman and Mr. Vannucci) of ROC have salary continuation agreements effective through December 31, 2005, pursuant to which each of them will be entitled to receive
(1) either six months' or one year's base salary if his or her employment is terminated, without cause, within 12 or 24 months of a change of control of the Company or ROC; and (2) certain benefits for periods of either one or two years. The base salary is payable in bi-weekly installments subject to the employee's duty to mitigate by using his or her best efforts to find other employment. In addition, four officers and significant employees have salary continuation agreements effective through December 31, 2005, pursuant to which each of them will be entitled to receive two year's base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of RHC or ROC. These four salary continuation agreements are not subject to a duty to mitigate. As of March 31, 2005, the total amount that would be payable under all such agreements if all payment obligations were to be triggered was approximately $6.7 million, including $1.5 million in benefits.

9. SEGMENT DISCLOSURES

The Company determines its segments based upon review process of the chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by the chief decision maker is EBITDA as defined below. All intersegment revenues have been eliminated.

                                         Three Months         Three Months
                                            Ended                 Ended
                                           March 31,             March 31,
(In thousands)                               2005                  2004

Net revenues:
    Riviera Las Vegas                      $39,347               $37,323
    Riviera Black Hawk                      13,117                13,137
                                        -------------         -------------
        Total net revenues                $ 52,464              $ 50,460
                                        =============         =============

EBITDA (1):
     Riviera Las Vegas                      $8,853                $7,587
     Riviera Black Hawk                      3,939                 4,243
                                       -------------         -------------
        Total property EBITDA              $12,792               $11,830
                                       =============         =============

Other Costs and Expenses
Corporate Expenses                          1,157                 1,108
Depreciation and amoritzation               3,294                 3,348
Mergers, Acquisitions and
   Development Costs, net                    (667)                    -
Equity Compensation - Restricted Stock         53                     -
Asset Impairment - Monorail                   198                     -
Interest Expense                            6,659                 6,840
Interest Income                               (40)                   (6)
                                      -------------         -------------
        Total Costs and Expenses           10,654                11,290
                                      -------------         -------------
        Net Income                        $ 2,138                 $ 540
                                      =============         =============

(1)EBITDA consists of earnings before interest, income taxes and depreciation, and amortization. EBITDA is presented solely as a supplemental disclosure because management believes that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. Management uses property-level EBITDA (earnings before interest, income taxes, depreciation, amortization and corporate expense) as the primary measure of the Company's business segment properties' performance, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in EBITDA. Also, other companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook

We own and operate the Riviera Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Black Hawk Colorado ("Riviera Black Hawk").

Our capital expenditures for Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions. In addition, we are in the process of updating our gaming monitoring computer systems, including the capability for "ticket-in/ticket-out" ("TITO") on our slot machines. At March 31, 2005 approximately 596 (46%) of our slot machines were on the TITO system. During the second quarter of 2005 we expect to add approximately 100 additional slot machines to our new system. By the end of 2005 we anticipate that we will have 730 slot machines, or approximately 56% of our slot machines in Las Vegas, on TITO. Depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules.

In Black Hawk, the $5 maximum bet restricts table games to a minimum, and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market. The gaming authorities approved TITO systems in Colorado for Riviera Black Hawk on December 16, 2003 and we had 590 (59%) of our slot machines on the TITO system as of March 31, 2005. By the end of 2005 we anticipate that we will have approximately 750 slot machines, or 75% of our slot machines in Black Hawk, on TITO. Again, depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules. The expansion of our casino and the construction of a pedestrian bridge to Isle of Capri are expected to begin in May 2005 and be completed by the first quarter of 2006. We believe these projects will have minimal impact on our operating results in 2005, because neither project impacts accessibility to our parking garage or severely restricts access to our casino.

Effective March 11, 2005, we effected a three-for-one split of our common stock. All per share -related information in this Form 10-Q has been adjusted to reflect the stock split.

On February 15, 2005, we announced that we have requested our financial advisor, Jefferies & Company, Inc. ("Jefferies"), to explore strategic alternatives for maximizing shareholder value, including development of our Las Vegas property, refinancing, joint ventures, mergers and other methods of realizing the value of our stock. We are continuing to work with Jefferies to explore such alternatives.

Subject to stockholder approval at our 2005 annual meeting, we have adopted two new stock option plans and have allocated a total of 1,150,000 shares of common stock to them. We have allocated 150,000 shares to a new option plan for non-employee directors. We will grant options for 6,000 shares to each non-employee director as soon as practicable after this plan has become affective and the options and shares of common stock reserved for issuance under this plan have been registered under the Securities Act of 1933. If, however, we elect not to register the options and the underlying common stock, then we will grant the options as soon as practicable after the plan becomes effective (which will be when our stockholders approve the plan). In subsequent years, we will grant the options on the anniversary of the effective date of the plan. The option exercise price will be the closing market price of our stock on the date of the option grant. The options will vest over five years at 20% per year, commencing on the first anniversary of the grant, provided that the option holder has continuously served as a non-employee director during those years. However, in the event of a "change of control" of the Company (as defined in the plan), any portion of an option that has not yet vested and become exercisable will immediately vest and be exercisable.

We have allocated 1,000,000 shares to a new incentive stock option plan for our officers and key employees. Our Stock Option Committee will determine the vesting and exercisability schedule for each option grant. As a general matter, we expect that each option will vest and become exercisable for 20% of the underlying shares on the date of the option grant. The incentive stock option plan provides, however, that in the event of the option holder's retirement at or after age 62, death or disability or in the event of a "change of control" of the Company (as defined in the plan), any portion of the option that has not yet vested and become exercisable shall immediately vest and be exercisable.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.


                                               First Quarter    Incr/    Incr/
 (In Thousands)                               2005      2004    (Decr)   (Decr)%
                                              ----      ----    ------   ------

Net revenues:
   Riviera Las Vegas                        $39,347   $37,323    $2,024    5.4%
   Riviera Black Hawk                        13,117    13,137      (20)   -0.2%
                                             ------    ------      ----
      Total Net Revenues                    $52,464   $50,460    $2,004    4.0%
                                            =======   =======    ======

Income (Loss) from Operations
   Riviera Las Vegas                         $7,108    $5,672    $1,436   25.3%
   Riviera Black Hawk                         2,390     2,810      (420) -14.9%
                                              -----     -----    -------
   Property Income from Operations            9,498     8,482     1,016   12.0%
   Mergers acquisitions and development
      costs, net                               667          0       667
   Asset Impairment                           (198)         0     (198)
   Equity Compensation - Restricted Stock      (53)         0      (53)
   Corporate Expenses                       (1,157)   (1,108)      (49)   -4.4%
                                            -------   -------      ----
       Total Income from Operations          $8,757    $7,374    $1,383   18.8%
                                             ======    ======    ======

Operating Margins (1)
   Riviera Las Vegas                          18.1%    15.2%     2.9%
   Riviera Black Hawk                         18.2%    21.4%    -3.2%


(1) Operating margins represent income from operations as percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues increased by approximately $2.0 million, or 5.4%, from $37.3 million in 2004 to $39.3 million in 2005 due primarily to increased casino, hotel and entertainment revenues and reduced promotional allowances for entertainment.

Casino revenues increased by approximately $336,000, or 2.3% for the quarter, from $14.4 million during 2004 to $14.8 million during 2005 due primarily to increased table game revenues. The $900,000 or 30.0% increase in table game revenues from $3.0 million in 2004 to $3.9 million in 2005 was due primarily to higher hold percentage for our blackjack games. Gross slot revenues were approximately $11 million in both quarters, however, more than $400,000 in additional cash rebates in the first quarter 2005 resulted in lower net slot revenues compared to the first quarter of 2004.

Room revenues increased $887,000, or 7.1%, from $12.5 million in 2004 to $13.4 million in 2005 due to a 3% increase in convention room occupancy. Average daily room rate increased $5.89 from $66.94 in the first quarter of 2004 to $72.83 in 2004 while hotel occupancy decreased slightly to 93.66% in 2005 from 94.86% in 2004. Rev Par (revenue per available room) increased 7.4% or $4.72 to $68.22. Convention room night occupancy increased from 29.5% in 2004 to 32.5% in 2005. Convention room rates are typically higher than internet or vacation room rates.

Food revenues for the quarter were up $200,000 or 4.0% from 5.1 million in 2004 to $5.3 million in 2005 due to a 7.0% increase in average check, which was partially offset by a 7.0% decrease in covers. Beverage revenues were down $200,000 or 9.0% from $2.3 million in 2004 to $2.1 million in 2005 due primarily to a reduction in complimentary beverages.

Entertainment revenues increased by approximately $245,000, or 5.3%, from $4.6 million during 2004 to $4.9 million during 2005 due primarily to a 16.7% increase in average show ticket price from $30 in the first quarter of 2004 to $35 in the first quarter of 2005.

Costs and Expenses

Rooms departmental expenses increased 3% from $6.4 to $6.6 million due primarily to payroll and benefit costs under union contracts. Departmental margin for the quarter increased from 43.0% in 2004 to 45.0% in 2005 due to the increase in revenues.

Food and beverage departmental costs and expenses increased 6.2% in the quarter due to higher payroll costs and increased expense for cost of food sold.

Entertainment departmental costs increased 20.7% due to costs associated with a new show that was not operating in the first quarter of 2004.

General and Administrative costs decreased 2.9% as a result of reduced payroll and benefit costs as well as reduced elevator maintenance costs

Income from Operations

Income from operations at the Riviera Las Vegas increased $1.4 million, or 25.3%, from $5.7 million in 2004 to $7.1 million in 2005 due to the 5.4% increase in net revenues as explained above.

Riviera Black Hawk

Revenues

Net revenues in 2005 were essentially the same as the first quarter of 2004 at approximately $13.1 million. Food and beverage revenues were approximately $1.4 million in 2005, of which $1.1 million was complimentary (promotional allowance).

First quarter gross gaming revenue increases were offset by higher cash rebates, resulting in the flat net revenues experienced in the first quarter. We increased our promotional expense following the opening of a major expansion by one of our competitors in Black Hawk and the opening of two new casinos in Central City. This adversely affected Riviera Black Hawk's performance in the first quarter, but we believe it was a necessary investment in our future.

Although the Black Hawk/Central City market's gaming revenues grew by 3.7% in the first quarter, all of the growth came from Central City. Central City continues to benefit from the new access road, which opened in late February 2004, and from the opening of two new casinos. New casino openings tend to temporarily have a negative impact on existing casinos as established casino customers try their luck at the new casinos in the short term. Consequently, we expect that market conditions will return to normal in the second quarter.

Income from operations at Riviera Black Hawk decreased $420,000, or 14.9%, from $2.8 million in the first quarter of 2004 to $2.4 million in 2005 due to increased casino marketing and promotional expense.

Consolidated Operations

Other Income (Expense)

 Interest on our $215 million 11% Senior Secured Notes (the "11% Notes") of $5.9 million plus related amortization of loan fees and other financing costs resulted in total interest expense of approximately $6.3 million in the first quarter of 2005. Interest expense on equipment and other financing totaled approximately $359,000 for the quarter. Total interest expense decreased $181,000 due to the maturity of a number of capital leases in 2004.

Corporate expenses remained relatively unchanged between the first quarters of 2004 and 2005.

 In 2004, we entered into confidential discussions regarding a potential sale of our company to a third party. Discussions with one third party, which commenced in 2004, ended in 2005 and we retained a $1 million fee paid to us by that party. Such amount is reflected in mergers, acquisitions and developments costs, net.

In the first quarter of 2005 we determined that our remaining investment associated with a monorail extension to Riviera Las Vegas were impaired and we charged $198,000 to expense.

We are amortizing the fair market value of our common stock granted under our Restricted Stock Plan ($4,584,000) granted effective March 10, 2005 over the vesting period of 60 months and $53,000 was charged to expense in the first quarter of 2005.

Net Income

Net income increased $1.6 million, or approximately 300%, from $540,000 in 2004 to $2.1 million in 2005, due primarily to the $1.4 million increase in operating income.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $24.8 million. Our cash and cash equivalents increased $5.9 million during the first three months of 2005 compared to the first three months of 2004, as a result of $8.9 million of cash provided by operations, $2.5 million of cash outflow for investing activities primarily due to capital expenditures and $537,000 outflow for financing activities primarily for repayment of debt. Cash balances include amounts that could be required to fund the Chief Executive Officer's (William L. Westerman's) pension obligation in a rabbi trust upon 5 days notice. (See Note 7 to our 2004 annual financial statements, (Other Long-Term Liabilities) included in our Form 10-K as filed with the Securities and Exchange Commission ("SEC"). We continue to pay Mr. Westerman $250,000 per quarter from his pension plan plus interest. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although we are aware of no current intention on the part of Mr. Westerman to require this funding, under certain circumstances we would have to disburse approximately $4.9 million in a short period.

We believe that cash flow from operations, combined with the $24.8 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover our debt service requirements and enable investment in budgeted capital expenditures of $19.4 million for 2005 for both the Riviera Las Vegas and Riviera Black Hawk. Approximately $8.4 of the Riviera Black Hawk expenditures are for property upgrades associated with the expansion project, which includes the expansion of Main Street, construction of a pedestrian bridge connecting our property directly with the Isle of Capri and expansion of the front of the casino. A business improvement district will finance a portion of these Black Hawk expenditures. The remaining $3.0 million of Riviera Black Hawk expenditures will be primarily for ticket in, ticket out ("TITO") slot machines. At Riviera Las Vegas, our $8 million budget includes approximately $2 million to purchase TITO slot machines and $2 million to complete the room renovation program.

On June 26, 2002, we secured new debt in the principal amount of $215 million in the form of the 11% Notes with a maturity date of June 15, 2010. Interest on the 11% Notes is at the annual rate of 11%, paid semiannually on each June 15 and December 15. The net proceeds of the 11% Notes, along with our cash on hand, were used to defease Riviera Las Vegas' 10% First Mortgage Notes due 2004 and to defease Riviera Black Hawk's 13% First Mortgage Notes with Contingent Interest due 2005. Our cash flow from operations is not expected to be sufficient to pay 100% of the principal of the 11% Notes at maturity. Accordingly, our ability to repay the 11% Notes at maturity will be dependent upon our ability to refinance the 11% Notes. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity. On or after June 15, 2006, we may redeem the 11% Notes from time to time at a premium beginning at 105.5% and declining each subsequent year to par in 2009.

The Note Indenture provides that, in certain circumstances, we must offer to repurchase the 11% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, we would be unable to pay the principal amount of the 11% Notes without a refinancing.

The indenture governing the 11% Notes (the "Note Indenture") contains certain covenants, which limit our ability, subject to certain exceptions, to: (1) incur additional indebtedness; (2) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (3) enter into certain transactions with affiliates; (4) create certain liens; (5) sell certain assets; and (6) enter into certain mergers and consolidations. As a result of these restrictions, our ability to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, we would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations.

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

As of March 31, 2005, we believe that we are in compliance with the covenants of all of our credit facilities.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

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

We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. generally accepted accounting principles for fiscal years beginning after June 15, 2005. We are also required to use either the "modified prospective method" or the "modified retrospective method." Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date.
Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. SFAS No. 123 (R) permits and encourages early adoption.

We have commenced our analysis of the impact of SFAS No.123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, (3) whether we will use the modified prospective method or elect to use the modified retrospective method, and (4) whether we will elect to use straight line amortization or an accelerated method.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our Form 10-K for the year ended December 31, 2004. For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Forward-Looking Statements

Throughout this report we make "forward-looking statements," within the meaning of as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and similar words and include all discussions about our acquisition, development, expansion and shareholder value plans. We do not guarantee that any of the transactions and or events described in this report will happen as described or that any positive trends noted referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates of future results of trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, or objectives and expectations. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

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

o actions taken or not taken by third parties, such as our customers, suppliers, and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

o  retirement or other loss of our of senior officers;

o other changes in personnel or compensation, including federal minimum wage requirements;

o our failure to obtain, delays in obtaining, or the loss of, any licenses, permits or approvals, including gaming and liquor licenses, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any of our such licenses, permits or approvals on a timely basis;

o  a decline in the public acceptance of gaming;

o the loss of any of our casino facilities due to terrorist acts, casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

o other adverse conditions, such as adverse economic conditions downturns, changes in general customer confidence or spending, increased transportation costs, travel concerns or weather-related factors, that may adversely affect the economy in general or the casino industry in particular;

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

As of March 31, 2005, we had $215.7 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010, and capital leases maturing at various dates through 2005. Interest under the 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.5% to 6.0%. The borrowings also include $593,000 in a special improvement district bond offering ("SID Bonds") with the City of Black Hawk. Our share of the debt on the SID Bonds of $1.2 million when the project is complete, is payable over 10 years beginning in 2000. The SID Bonds bear interest at 5.5%. We are not susceptible to interest rate risk because our outstanding debt is at fixed rates. Our $30 million senior secured revolving credit facility is at prime plus three-quarters of one percent and would not subject us to a material interest rate fluctuation. As of March 31, 2005, we had no borrowing outstanding under our senior secured credit facility.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate
(Dollars in                                                                                   Fair Value
thousands)                     2005      2006     2007    2008     2009   Thereafter   Total  at 3/31/05

Long Term Debt Including
   Current Portion
Equipment loans and
 capital leases Las Vegas     $ 504     $ 707    $ 751    $ 187    $ 54               $ 2,203   $ 2,203
Average interest rate          5.8%      5.8%     5.8%     5.8%    5.5%

11% Notes                                                                 $215,000  $ 215,000  $236,500
Less unamortized discount                                                   (2,107)    (2,107)   (2,107)
Average interest rate                                                        11.8%

Special Improvement District
Bonds  Black Hawk, Colorado    $ 58     $ 124    $ 129    $ 137   $ 145        $ -      $ 593     $ 593
Average interest rate          5.5%      5.5%     5.5%     5.5%    5.5%

Total all long-term debt      $ 562     $ 831    $ 880    $ 324   $ 199   $212,893  $ 215,689  $237,189

Other Long-Term Liabilities
including Current Portion
CEO pension plan obligation   $ 750   $ 1,000   $1,000  $ 1,000  $1,000      $ 142    $ 4,892   $ 4,892
Average interest rate         11.8%     11.8%    11.8%    11.8%   11.8%      11.8%

Total all long-term
obligations                  $1,312   $ 1,831   $1,880  $ 1,324  $1,199   $213,035  $ 220,581  $242,081

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Item 6.  Exhibits and Reports on Form 8-K.

         See list of exhibits on page 23.

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


                                      Date: May 11, 2005

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