Form 10-Q
period 2005-06-30
RIVIERA HOLDINGS CORP
filed 2005-08-10
CIK 899647

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2005
                               ------------------------------------------------
                                                         OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to_______________


          Commission file number  000-21430
                                 ----------------------------

          Riviera Holdings  Corporation
   ------------------------------------------------------
  (Exact name of registrant as specified in its charter)

                 Nevada                                    88-0296885
------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                        89109
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number,
  including area code                                (702) 794-9527
---------------------------------------------------------------------

-----------------------------------------------------
(former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

              Indicate by check mark whether the Registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                          ----    ----

              APPLICABLE ONLY TO ISSUER'S  INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documentation and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes -----No ----

    -

                 APPLICABLE ONLY TO CORPORATE ISSURERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 2005, there were 12,406,755 shares of Common Stock, $.001 par value per share, outstanding.

                        RIVIERA HOLDINGS CORPORATION

                                INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Report of Independent Registered Public Accounting Firm                     2

Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2005 and
December 31, 2004                                                           3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Six Months ended June 30, 2005 and 2004                           4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three and Six Months ended June 30, 2005 and 2004                           5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        23

Item 4.  Controls and Procedures                                           24

PART II.  OTHER INFORMATION                                                24

Item 1.  Legal Proceedings                                                 24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 4.  Submission of Matters to a Vote of Security Holders               24


Item 6.  Exhibits                                                          25

Signature Page                                                             26

Exhibits                                                                   27

PART I - FINANCIAL INFORMATION



1.       Financial Statements



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of operations and of cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

August 5, 2005
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)                  June 30      December 31
-------------------------------------------------------------------------------
                                                        2005          2004
ASSETS                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                            $ 20,723       $ 18,886
   Accounts receivable, net                                2,551          3,898
   Inventories                                             2,280          2,047
   Prepaid expenses and other assets                       3,897          4,101
                                                  ---------------  -------------
       Total current assets                               29,451         28,932

PROPERTY AND EQUIPMENT, Net                              176,128        177,115
OTHER ASSETS, Net                                          8,205          9,043
DEFERRED INCOME TAXES                                      2,446          2,446
                                                  ---------------  -------------
TOTAL                                                  $ 216,230      $ 217,536
                                                  ===============  =============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt                       $ 803        $ 1,441
   Accounts payable                                        8,102          8,872
   Accrued interest                                        1,071          1,089
   Accrued expenses                                       14,589         16,197
                                                  ---------------  -------------
     Total current liabilities                            24,565         27,599
                                                  ---------------  -------------
OTHER LONG-TERM LIABILITIES                                3,639          4,203
                                                  ---------------  -------------
LONG-TERM DEBT, Net of current portion                   214,822        215,026
                                                  ---------------  -------------

SHAREHOLDERS'  DEFICIENCY:
  Common stock ($.001 par value; 60,000,000
    shares authorized;  17,074,824 and
    16,548,324 shares issued at June 30, 2005
    and  December 31, 2004, respectively)                    17             16
  Additional paid-in capital                             21,219         15,692
  Deferred Compensation - Restricted Stock               (4,167)
  Treasury stock (4,688,069 shares at June 30,
     2005  and December 31, 2004)                       (10,459)       (10,459)
  Accumulated Deficit                                   (33,406)       (34,541)
                                                  ---------------  -------------
      Total shareholders' deficiency                    (26,796)       (29,292)
                                                  ---------------  -------------
TOTAL                                                 $ 216,230      $ 217,536
                                                  ===============  =============
See notes to condensed consolidated financial statements

                                        3

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
 OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED
 JUNE 30, 2005 AND 2004                    Three Months Ended   Six Months Ended
(In thousands, except per share amounts)         June 30,          June 30,
--------------------------------------------------------------------------------
REVENUES:                                   2005       2004     2005      2004
  Casino                                  $28,577    $29,550  $56,060   $56,629
  Rooms                                    13,770     11,679   27,195    24,217
  Food and beverage                         9,368      9,066   18,211    17,866
  Entertainment                             4,230      5,571    9,112    10,227
  Other                                     2,248      2,119    4,285     4,166
                                         --------- ---------- -------- ---------
            Total revenues                 58,193     57,985  114,863   113,105
   Less promotional allowances              4,936      5,191    9,142     9,851
                                         --------- ---------- -------- ---------
            Net revenues                   53,257     52,794  105,721   103,254
                                         --------- ---------- -------- ---------

COSTS AND EXPENSES:
 Direct costs and expenses of operating
  departments:
    Casino                                 14,996     13,782   28,860    27,336
    Rooms                                   7,196      6,656   13,754    13,020
    Food and beverage                       6,581      6,166   12,634    11,967
    Entertainment                           3,525      3,725    7,195     6,777
    Other                                     814        724    1,493     1,439
Other operating expenses:
    General and administrative:
        Equity Compensation                   932          0      985         0
        Other general and administrative    9,587     10,476   19,592    20,728
    Mergers, Acquisitions and Development
        costs, net                            165        348     (502)      348
    Sarbanes Oxley Expenses                   270          0      270         0
    Asset Impairment                            0          0      198         0
    Depreciation and amortization           3,584      3,354    6,878     6,702
                                         --------- ---------- -------- ---------
            Total costs and expenses       47,650     45,231   91,357    88,317
                                         --------- ---------- -------- ---------
INCOME FROM OPERATIONS                      5,607      7,563   14,364    14,937
                                         --------- ---------- -------- ---------

OTHER (EXPENSE) INCOME :
Interest expense                           (6,654)    (6,738) (13,313)  (13,578)
Interest income                                44          4       84        10
                                         --------- ---------- -------- ---------
     Total other expense                   (6,610)    (6,734) (13,229)  (13,568)
                                         --------- ---------- -------- ---------
(LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                        (1,003)       829    1,135     1,369
(BENEFIT) FOR INCOME TAXES                      0          0        0         0
                                         --------- ---------- -------- ---------
NET  (LOSS)                              $ (1,003)     $ 829  $ 1,135   $ 1,369
                                         ========= ========== ======== =========

INCOME (LOSS) PER SHARE DATA:
Income (Loss) per share:
   Basic                                  $ (0.08)    $ 0.08   $ 0.09    $ 0.13
                                         --------- ---------- -------- ---------
   Diluted                                $ (0.08)    $ 0.08   $ 0.09    $ 0.13
                                         --------- ---------- -------- ---------
Weighted-average common shares outstanding 12,182     10,464   11,986    10,461
                                         --------- ---------- -------- ---------
Weighted-average common and common
   equivalent shares                       12,182     11,016   12,267    10,830
                                         --------- ---------- -------- ---------

See notes to condensed consolidated financial statements

 RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)
FOR THE THREE AND SIX MONTHS ENDED                   Three Months Ended   Six Months Ended
JUNE 30, 2005 AND 2004                                    June 30,            June 30,
(in thousands)                                       2005       2004       2005       2004
                                                  ---------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  ($1,003)      $829     $1,135     $1,369
  Adjustments to reconcile net income (loss)
   to net cash (used in)
    provided by operating activities:
    Depreciation  and amortization                   3,584      3,354      6,878      6,702
    Provision for bad debts, net                        24        (99)        95        (23)
    Amortization of Deferred Compensation -
      Restricted Stock                                 932                   985
    Interest expense                                 6,654      6,738     13,313     13,578
    Interest paid                                  (12,052)   (12,209)   (12,332)   (12,595)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                2,080      2,816      1,252        720
      Decrease (increase) in inventories              (203)        32       (233)        90
      Decrease (increase) in prepaid expenses
          and other assets                              66        350        205       (252)
      Increase (decrease) in accounts payable         (409)       654       (771)     1,162
      Increase (decrease) in accrued liabilities        (7)       226     (1,607)        (7)
      Increase in deferred compensation
          plan liability                                (1)         1        (48)      (155)
      Decrease in non-qualified pension
          plan obligation
          to CEO upon retirement                      (250)      (250)      (500)      (500)
                                                  ---------  ---------  ---------  ---------
       Net cash  (used in) provided by
           operating activities                       (585)     2,442      8,372     10,089
                                                  ---------  ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas, Nevada     (1,462)    (2,592)    (3,224)    (4,240)
      Capital expenditures - Black Hawk, Colorado   (2,017)      (714)    (2,921)    (1,307)
      Capitalized Interest on construction projects     59                    59
      Decrease (increase) in other assets               20        (16)       218       (181)
                                                  ---------  ---------  ---------  ---------
       Net cash (used in) investing activities      (3,400)    (3,322)    (5,868)    (5,728)
                                                  ---------  ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term borrowings                (165)    (1,170)    (1,044)    (2,081)
      Proceeds from exercise of stock options           88         18        377         18
      Purchase of deferred comp treasury stock           0          0          0         37
      Increase (decrease) in notes payable                                           (2,000)
                                                  ---------  ---------  ---------  ---------
        Net cash  (used in) financing activities       (77)    (1,152)      (667)    (4,026)
                                                  ---------  ---------  ---------  ---------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS   (4,062)    (2,032)     1,837        335
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    $ 24,785   $ 21,711   $ 18,886   $ 19,344
                                                  ---------  ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 20,723   $ 19,679   $ 20,723   $ 19,679
                                                  =========  =========  =========  =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable  $397       $865       $397       $865

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

In August 1995, Riviera Gaming Management, Inc. ("RGM") was incorporated in the State of Nevada as a wholly-owned subsidiary of ROC for the purpose of obtaining management contracts in Nevada and other jurisdictions.

In February 2000, the Company opened its casino in Black Hawk, Colorado, which is owned through Riviera Black Hawk, Inc. ("RBH"), a wholly-owned subsidiary of ROC. Riviera Gaming Management of Colorado, Inc. is a wholly-owned subsidiary of RGM and manages the Black Hawk casino.

On March 15, 2002, Riviera Gaming Management of New Mexico, Inc. ("RGMNM") was incorporated in the State of New Mexico. On June 5, 2002, Riviera Gaming Management of Missouri, Inc. ("RGMM") was incorporated in the State of Missouri. Each of these is a wholly-owned subsidiary of ROC.

Casino operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies. Our management believes that the Company's procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial information at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited. However, our management believes such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10-K.

Earnings Per Share

Basic per-share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of 273,652 options outstanding was not included in diluted calculations for the three months ended June 30, 2005 since the Company incurred a net loss and their affect would have been antidilutive. The number of potentially dilutive options excluded from the calculation was 36,778 for the six months ended June 30, 2005 and 12,000 and 18,000 for the three and six months ended June 30, 2004, respectively.

Income Taxes

The income tax provisions of $397,250 and $479,255 for the six months ended June 30, 2005 and 2004, respectively, as well as $290,150 for the three months ended June 30, 2004 were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. The estimates used to determine the remaining valuation allowance are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how we operate the business, changes in the labor market or economic downturns in the areas where we operate.

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowance for receivables. Actual results may differ from estimates.

Stock-Based Compensation

As of June 30, 2005, we had outstanding options under two stock option plans. The effect of stock options in our income statement is reported in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Accordingly, we have recognized no compensation cost for stock options.

Had compensation cost for our stock options been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, our net income and pro forma net income per common share and common share equivalent would have been increased to the pro forma amounts indicated below for the three months ended June 30, 2004 and six months ended June 30, 2005 and 2004 (in thousands, except per-share amounts). Our net loss and pro forma net loss per common share and common share equivalent would have been increased to the pro forma amounts indicated below for the three months ended June 30, 2005 (in thousands, except per-share amounts):

                                                   Three months ended    Six months ended
                                                         June 30,             June 30,
                                                    2005       2004       2005      2004
Net income (loss) as reported                     $ (1,003)   $ 829    $ 1,135   $ 1,369
Deduct: Total stock-based employee compensation
  expense determined under fair value-based
  methods for awards net of related tax effects        (11)     (51)       (22)     (101)
                                                     ------   ------   -------    -------
Net Income (loss) pro forma                       $ (1,014)   $ 778    $ 1,113    $1,268

Basic income (loss) per common share as reported $  (0.08)   $ 0.24    $  0.09   $  0.39
Basic income (loss) per common share pro forma   $  (0.08)   $ 0.22    $  0.09   $  0.36
Diluted income (loss) per common and common
  share equivalent as reported                   $  (0.08)   $ 0.23    $  0.09   $  0.38
Diluted income (loss) per common and common share
  equivalent pro forma                           $  (0.08)   $ 0.21    $  0.09   $  0.35

We estimated fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 0% for both years; expected volatility of 32.3% and 52%; risk-free interest rates of 4.49% and 4.49%; and expected lives of 10 years for all years. There have been no options granted in 2005 and 2004.

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

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations. On July 14, 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, "Accounting for Uncertain Tax Positions," that would interpret SFAS No. 109, "Accounting for Income Taxes." This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a "probable recognition threshold" for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements the best estimate of the effect of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. We are currently reviewing the provisions of the Exposure Draft to determine the impact it may have on us.

2. OTHER ASSETS

Other assets at June 30, 2005 and December 31, 2004 include deferred loan fees of approximately $7.0 and $7.7 million respectively, associated with the refinancing of our debt.

3. LONG TERM DEBT AND COMMITMENTS

On June 26, 2002, we issued 11% Senior Secured Notes with a principal amount of $215 million, substantially all of which were later exchanged for our Securities Act of 1933-registered Senior Secured Notes with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount of $3.2 million. The discount is being amortized over the life of the 11% Notes. We incurred fees of approximately $9.3 million in connection with the issuance of the 11% Notes, which are included in other assets and are being amortized to interest expense over the life of the 11% Notes.

Effective July 26, 2002, we entered into a $30 million, five-year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR-derived rate. There were no advances outstanding on this revolver at June 30, 2005. We incurred loan fees of approximately $1.5 million, which are being expensed over the life of the arrangement. A monthly fee of .005 percent is charged on the unused portions of the revolver plus a $3,000 monthly service fee.

4. LEGAL PROCEEDINGS

We are a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

5. STOCK REPURCHASES

There were no shares of our common stock purchased by our Deferred Compensation Plan for the six months ended June 30, 2005 or 2004. For the six months ended June 30, 2005, 187,983 shares were distributed to participants, as required by our Deferred Compensation Plan (due in part to the retirement of one of the participants).

6. ISSUANCE OF RESTRICTED STOCK

Effective March 10, 2005, we granted 337,500 shares of Common Stock under our Restricted Stock Plan to 19 executives at no cost. We granted those shares in substitution for stock options that we attempted to grant on July 15, 1993 under our 1993 Employee Stock Option Plan. The 1993 Plan expired on July 1, 2003, rendering those options null and void. The grant of restricted Common Stock was intended to compensate those executives for the value of the options that we attempted to grant. The restricted shares are subject to a five-year vesting schedule, vesting 20% each March 10, commencing March 10, 2006. The Company is amortizing the fair market value of the Restricted Stock ($4,584,000 based on the market price on the grant date) over the vesting period of 60 months and $917,776 was charged to expense in the second quarter of 2005 which included amounts for restricted shares vested 100% due to retirement of plan participants. The restricted shares immediately vest upon the death, disability, retirement at age 62, termination of employment other than for cause, or in the event of a change-in-control of the Company. The shares were issued April 7, 2005.

On May 27, 2005, we granted 30,000 shares of common stock to our four non-employee directors in full substitution for stock options that we attempted to grant to them in 2004 under our stock option plan that had previously expired, which rendered those options null and void. These 30,000 shares were issued without registration under the Securities Act of 1933, as amended ("the Securities Act") in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act. These shares are subject to a five-year vesting schedule, with 20% of the shares vesting each May 27, commencing May 27, 2006. We are amortizing the fair market value of the shares ($567,000 based on the market price on the grant date) over the vesting period of 60 months. We charged $14,023 to expense in the second quarter of 2005.

7. GUARANTOR INFORMATION

The 11% Notes and the $30 million line of credit are guaranteed by all of our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RGMM and RGMNM are unrestricted subsidiaries of RHC, are not guarantors of the 11% Notes and do not significantly contribute to our financial position or results of operations.

8. SALARY CONTINUATION AGREEMENTS

Approximately 60 officers and significant employees (excluding Mr. Westerman and Mr. Vannucci) of ROC have salary continuation agreements effective through December 31, 2006, pursuant to which each of them will be entitled to receive
(1) either six months' or one year's base salary if his or her employment is terminated, without cause, within 12 or 24 months of a change of control of the Company or ROC; and (2) certain benefits for periods of either one or two years. The base salary is payable in bi-weekly installments subject to the employee's duty to mitigate by using his or her best efforts to find other employment. In addition, four officers and significant employees have salary continuation agreements effective through December 31, 2006, pursuant to which each of them will be entitled to receive two year's base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of RHC or ROC. These four salary continuation agreements are not subject to a duty to mitigate. As of June 30, 2005, the total amount that would be payable under all such agreements if all payment obligations were to be triggered was approximately $6.7 million, including $1.5 million in estimated benefits.

9. SEGMENT DISCLOSURES

We determines our segments based upon the review process of our chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by our chief decision maker is EBITDA, as defined below. All intersegment revenues have been eliminated.

                                  Three months ended    Six months ended
                                       June 30,                June 30,
(Dollars in thousands)            2005        2004       2005           2004
Net revenues:
Riviera Las Vegas                $40,501     $39,437      $79,848      $76,760
Riviera Black Hawk                12,756      13,357       25,873       26,494
                               ----------   ---------   ----------   ----------
    Total net revenues          $ 53,257    $ 52,794    $ 105,721    $ 103,254
                               ==========   =========   ==========   ==========

EBITDA (1):
Riviera Las Vegas                 $7,616      $8,056      $16,469      $15,643
Riviera Black Hawk                 4,088       4,265        8,027        8,508
                               ----------   ---------   ----------   ----------
     Total property EBITDA       $11,704     $12,321      $24,496      $24,151
                               ==========   =========   ==========   ==========

Other Costs and Expenses
Corporate Expenses
     Equity compensation             932                      985
     Other corporate expenses      1,146       1,056        2,303        2,164
Depreciation and amortization      3,584       3,354        6,878        6,702
Mergers, Acquitions and
     Development Costs, net          165         348         (502)         348
Sarabanes Oxley Expenses             270                      270
Asset Impairment                       -                      198
Interest Expense                   6,654       6,738       13,313       13,578
Interest Income                      (44)         (4)         (84)         (10)
                               ----------   ---------   ----------   ----------
            Total Other Costs
                and Expenses      12,707      11,492       23,361       22,782
                               ----------   ---------   ----------   ----------
            Net Income (loss)   $ (1,003)      $ 829      $ 1,135      $ 1,369
                               ==========   =========   ==========   ==========

(1)Property EBITDA consists of earnings before interest, income taxes, depreciation, and amortization. Property EBITDA is presented solely as a supplemental disclosure because our management believes that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. Our management uses property-level EBITDA (EBITDA before corporate expense) as the primary measure of the Company's business segment properties' performance, including the evaluation of operating personnel. Property EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA. Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do. A reconciliation of property EBITDA to net income (loss) is included in the following financial schedules.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Colorado ("Riviera Black Hawk").

Our capital expenditures for Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions. In addition, we are in the process of updating our gaming monitoring computer systems, including the capability for "ticket-in/ticket-out" ("TITO") on our slot machines. At June 30, 2005 approximately 600 (46%) of our slot machines in Las Vegas were on the TITO system. By the end of 2005 we anticipate that we will have 700 slot machines or approximately 54% of our slot machines in Las Vegas, on TITO. Depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules.

In Black Hawk, the $5 maximum bet restricts table games to a minimum and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market. The gaming authorities approved TITO systems in Colorado for Riviera Black Hawk on December 16, 2003 and we had 631 (64%) of our slot machines on the TITO system as of June 30, 2005. By the end of 2005 we anticipate that we will have approximately 735 slot machines, or 75% of our slot machines in Black Hawk, on TITO. Again, depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules.

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

On March 10, 2005, we granted a total of 337,500 shares of our common stock under our Restricted Stock Plan to 19 of our executives and on May 27, 2005, we granted a total of 30,000 shares of our common stock to our four non-employee directors. The grants were in full substitution for stock options that we attempted, but were unable, to grant in prior years due to expiration of our stock option plans. These grants of common stock are discussed further in the "Compensation of Directors and Executive Officers - Option and Stock Grants" and "Approval of our Issuance of Stock to Non-Employee Directors" sections of our April 22, 2005 annual meeting proxy statement.

Effective March 11, 2005, we effected a three-for-one split of our common stock. All per share -related information in this Form 10-Q has been adjusted to reflect the stock split.

On May 17, 2005, our 2005 Incentive Stock Option Plan ("Employee Plan") and 2005 Nonqualified Stock Option Plan for Non-Employee Directors ("Directors Plan") were approved by our shareholders and thereby became effective. We have reserved 1,000,000 shares of our common stock for issuance under our Employee Plan and 150,000 shares for issuance under our Director Plan. We have not granted options under either of these option plans. The Employee Plan and the Director Plan are further described in our April 22, 2005 annual meeting proxy statement.

The expansion of our Black Hawk casino and the construction of a pedestrian bridge to Isle of Capri, which was to begin May of 2005, have been put on hold. The Company has expended approximately $600,000 on preliminary costs as of June 30, 2005, which is included in construction in progress.

Sarbanes Oxley - On June 30, 2005, the measurement date for accelerated filiers, Riviera's public float market cap exceeded $75 million and we will become an accelerated filer as of December 31, 2005. Accordingly we will be required to comply with the reporting requirements of Section 404 of the Sarbanes Oxley Act of 2002 (the "Act") for the year ended December 31, 2005. We anticipate we will incur additional operating costs of $600,000 to $900,000 to comply with the Act.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table sets forth, for the periods indicated, certain operating data for the Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.

                                              Second Quarter   Incr     Incr
(In Thousands)                                2005      2004  (Decr)   (Decr)%
                                              ----      ----  ------   -------

Net revenues:
   Riviera Las Vegas                       $40,501   $39,437  $1,064     2.7%
   Riviera Black Hawk                       12,756    13,357    (601)   -4.5%
                                            ------    ------   -----
      Total Net Revenues                   $53,257   $52,794    $463     0.9%
                                           =======   =======    ====

Income (Loss) from Operations
   Riviera Las Vegas                        $5,647    $6,171   $(524)    -8.5%
   Riviera Black Hawk                        2,473     2,796    (323)   -11.6%
                                             -----     -----  -------
   Property Income from Operations           8,120     8,967    (847)    -9.4%
   Corporate Expenses
         Equity Compensation -
           Restricted Stock                  (932)         0    (932)
         Other Corporate Expenses          (1,146)   (1,404)     258     18.4%
   Mergers acquisitions and development
         costs, net                          (165)         0    (165)
   Sarbanes Oxley Expenses                   (270)         0    (270)
                                             -----   -------   ------
       Total Income from Operations         $5,607    $7,563  $(1,956)  -25.9%
                                            ======   =======  ========

Operating Margins (1)
   Riviera Las Vegas                        13.9%     15.6%    -1.7%
   Riviera Black Hawk                       19.4%     20.9%    -1.5%

 (1) Operating margins represent income from operations as percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Riviera Las Vegas is following the trend on the Las Vegas Strip with net revenues increasing $1.1 million or 2.7% in the second quarter compared to the same period last year.

           Casino revenues decreased $436,000 or 2.6% due to the customer mix in the hotel during the period.

         Room revenue increased $2.1 million, or 17.9%, from $11.7 million in 2004 to $13.8 million in 2005 due to an increase in convention room nights. Hotel occupancy decreased to 94.5%, down from last year's 95.3% and average daily room rate increased $10.41 from $62.63 in 2004 to $73.04 in 2005. Rev Par (revenue per available room) increased 15.7% or $9.35 to $69.05. Convention room revenues increased $1.5 million or 34% and made up 46% of the total room revenue.

         Food and beverage revenue increased $413,000, or 5.4%, from $7.6 million in 2004 to $8.1 million in 2005 primarily due to increased hotel activity.

         Entertainment revenue decreased $1.3 million, or 24.2%, from $5.6 million in 2004 to $4.2 million in 2005 primarily due to the cancellation of the Amazing Jonathan and Keyboard Cabaret shows. We are opening American Storm, a male revue, on July 29, 2005 to replace the Amazing Jonathan.

         Promotional allowances decreased by approximately $266,000, or 6.4%, from $4.1 million during 2004 to $3.9 million during 2005 primarily due to decreases in comps related to decreased casino activity.

Costs and Expenses

         Casino expenses increased $1.1 million or 13.2% due to higher promotional costs for our 50th anniversary celebration.

         Hotel expenses increased $540,000, or 8.1% due to higher payroll costs under union contracts, operating supplies and convention expenses associated with the increased convention revenues.

         Food and beverage departmental costs and expenses increased by 8.7% in the quarter, due primarily to increased activity in this area.

         Entertainment departmental costs and expenses decreased by $191,000, or 5.1% in the quarter, due primarily to the cancellation of two of our shows.

Income from Operations

            Income from operations in Las Vegas decreased $524,000, or 8.5%, from $6.2 million in 2004 to $5.6 million in 2005 due principally to the increase in casino promotional expenses.

Riviera Black Hawk

Revenues

         Net revenues decreased by approximately $601,000, or 4.5% from $13.4 million in 2004 to $12.8 million in 2005. Food and beverage revenues were approximately $1.3 million in 2005, of which $1.1 million was complimentary (promotional allowance).

         Second quarter results were negatively impacted by a rock slide in June that closed down Highway 119 between the city of Golden and the intersection of Highway 119 and Highway 6, approximately 10 miles east of Black Hawk. Although there are four routes to the Black Hawk/Central City area, Highway 119 through Golden is the route taken by most gaming patrons. Highway 119 remains closed and is not expected to reopen until sometime in late September.

Income From Operations

         Income from operations at Riviera Black Hawk decreased $323,000, or 11.6%, from $2.8 million in 2004 to $2.5 million in 2005 due to the $601,000 decrease in net revenues. Our operating margins decreased from 20.9% in the second quarter of 2004 to 19.4% in the second quarter of 2005.

Consolidated Operations

Other Income (Expense)

                  Corporate expenses decreased $258,000 or 18.4% from $1.4 million in 2004 to $1.1 million in 2005 as a result of additional professional fees and costs associated with our Missouri project in 2004. Interest expense decreased $84,000, or 1.2%, as a result of decreased interest on equipment financing, primarily from Black Hawk equipment leases.

Net Income (Loss)

            Net income decreased $1.8 million from net income of $829,000 in 2004 to a net loss of $1.0 million in 2005 due primarily to expenses associated with mergers and acquisition cost, Sarbanes-Oxley expenses associated with becoming an accelerated filer and equity compensation amortization on an issuance of restricted shares of our common stock.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Operating Income includes intercompany management fees.


                                                 Six Months       Incr    Incr
                         (In Thousands)       2005      2004   (Decr)  (Decr)%
                                              ----      ----   ------   -----
Net revenues:
   Riviera Las Vegas                       $79,848   $76,760   $3,088    4.0%
   Riviera Black Hawk                       25,873    26,494    (621)   -2.3%
                                            ------    ------    -----
      Total Net Revenues                  $105,721  $103,254   $2,467    2.4%
                                          ========  ========   ======

Income (Loss) from Operations
   Riviera Las Vegas                       $12,755   $11,843     $912    7.7%
   Riviera Black Hawk                        4,863     5,606     (743) -13.3%
                                             -----     -----  ---------
   Property Income from Operations          17,618    17,449      169    0.9%
   Corporate Expenses
       Equity Compensation -
          Restricted Stock                   (985)         0   (985)
       Other Corporate Expenses            (2,303)   (2,164)   (139)    -6.4%
   Mergers, acquisitions and development
          costs, net                          502      (348)    850    244.3%
   Asset Impairment                          (198)         0   (198)
   Sarbanes Oxley Expenses                   (270)         0   (270)
                                             -----         -   -----
          Total Income from Operations    $14,364    $14,937  $(573)    -3.8%
                                         =========  ========= ======
Operating Margins (1)
   Riviera Las Vegas                        16.0%     15.4%    0.6%
   Riviera Black Hawk                       18.8%     21.2%   -2.4%

 (1) Operating margins represent income from operations as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues increased approximately $3.1 million, or 4.0%, from $76.8 million in 2004 to $79.8 million in 2005 due primarily to increased hotel revenues.

         Room revenue increased $3.0 million, or 12.3%, from $24.2 million in 2004 to $27.2 million in 2005 due to an increase in convention room nights and an overall increase in average room rate. Hotel occupancy decreased to 94.1%, from last year's 95.0% and average daily room rate increased $8.17 to $72.94 in 2005 from $64.77 in 2004. Rev Par (revenue per available room) increased 11.4% or $7.05 to $68.64.

         Food and beverage revenues increased $407,000, or 2.7%, from $15.1 million in 2004 to $15.5 million in 2005 due to an increase in our banquet operations associated with increased convention activity.

         Entertainment revenues decreased by approximately $1.1 million, or 10.8%, from $10.2 million during 2004 to $9.1 million during 2005 due primarily to a decrease in ticket sales associated with the cancellation of two of our shows (The Amazing Jonathan and Keyboard Cabaret).

         Promotional allowances decreased by approximately $869,000 or 11.1%, from $7.8 million during 2004 to $6.9 million during 2005 primarily due to decreases in comps related to lower casino and entertainment activity.

Costs and Expenses

         Casino expenses increased $884,000 or 5.5% from $16.1 million in 2004 to $17.0 million in 2005 due to increased promotional costs for our 50th anniversary celebration.

         Rooms departmental costs and expenses increased by 5.6% do to wage scale and benefit increases under the renewed union contracts.

            Food and beverage costs increased $832,000, or 7.5%, as a result of increased revenues.

         Entertainment costs decreased $438,000, or 6.5%, as a result of the cancellation of two of our shows.

Income from Operations

          Income from operations in Las Vegas increased $912,000, or 7.7%, from $11.8 million in 2004 to $12.8 million in 2005 based on increased net revenues of $3.1 million as discussed above. Operating margins in Las Vegas increased from 15.4% in 2004 to 16.0% in 2005

Riviera Black Hawk

Revenues

         Net revenues decreased by approximately $621,000, or 2.3%, from $26.5 million in 2004 to $25.9 million in 2005. Casino revenues increased $469,000, or 1.8%, from $25.5 million in 2004 and $25.0 million in 2005.

         Riviera Black Hawk continues to refine its marketing efforts by measuring the success rates of its programs, while monitoring the offerings of competitors. The operation is attempting to strike a balance between player incentives, gaming product, food offerings and entertainment as its primary marketing programs.

Income from Operations

          Income from operations in Black Hawk, Colorado decreased $743,000, or 13.3%, from $5.6 million in 2004 to $4.9 million in 2005 primarily as a result of the rock slide that impacted revenues as stated above. Operating margins in Black Hawk decreased from 21.2% in 2004 to 18.8% in 2005.

Consolidated Operations

Other Income (Expense)

           Interest expense decreased $265,000 due to reduced interest associated with equipment financing. Interest expense on our $215 million 11% Senior Secured Notes issued by the Company (the "11% Notes") of $11.8 million plus related amortization of loan fees and other financing costs totaled approximately $13.0 million in 2005. Interest expense on equipment and other financing totaled approximately $313,000 for the first six months of 2005.

         Interest income increased $74,000 from $10,000 in 2004 to $84,000 in 2005 as a result of the higher cash balances available for investment.

Net Income (Loss)

            Net income decreased $234,000 from net income of $1.4 million in 2004 to net income of $1.1 million in 2005 due primarily to Sarbanes-Oxley expenses associated with becoming an accelerated filer, equity compensation amortization, asset impairment costs (net of mergers and acquisition cost recoveries).

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $20.7 million. Our cash and cash equivalents increased $1.8 million during the first six months of 2005, as a result of $8.4 million of cash provided by operations, $5.9 million of cash outflow for investing activities and $ 667,000 outflow for financing activities. Our cash balances include amounts that could be required, upon five days' notice, to fund the Chief Executive Officer's (Mr. Westerman's) pension obligation in a rabbi trust. (See Note 12 to the 2004 annual consolidated financial statements, Employment Agreement and Employee Benefit Plans, included in our Form 10-K as filed with the Securities and Exchange Commission ("SEC").) We continue to pay Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances we might have to disburse approximately $4.6 million for this purpose in a short period. We believe that cash flow from operations, combined with the $20.7 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover our debt service and enable investment in budgeted capital expenditures for the balance of 2005 for both the Riviera Las Vegas ($4.9 million) and Riviera Black Hawk ($700,000).

Cash flow from operations may not to be sufficient to pay 100% of the principal of the 11% Notes at maturity on June 15, 2010. Accordingly, our ability to repay the 11% Notes at maturity may be dependent upon our ability to refinance them. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity.

The 11% Notes provide that, in certain circumstances, we must offer to repurchase the 11% Notes, upon the occurrence of a change of control, at 101% of the principal amount. Each holder of the 11% Notes has the right but not the obligation to accept this offer. In the event of such mandatory redemption or repurchase prior to maturity, we would be unable to pay the principal amount of the 11% Notes without a refinancing.

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

                  Year                             Percentage
                  2006 ................................105.500%
                  2007.................................103.667%
                  2008.................................101.833%
                  2009 and thereafter..................100.000%

The 11% Notes contain certain covenants, which limit our ability, subject to certain exceptions, to do, among other things, the following: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, our ability to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, we would be required to curtail or defer certain capital expenditure programs under these circumstances, which could have an adverse effect on operations.

At June 30, 2005, we believe that we are in compliance with the covenants of the 11% Notes and the $30 million revolving credit facility.

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

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

On July 14, 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, "Accounting for Uncertain Tax Positions," that would interpret SFAS No. 109, "Accounting for Income Taxes." This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a "probable recognition threshold" for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements the best estimate of the effect of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. We are currently reviewing the provisions of the Exposure Draft to determine the impact it may have on us.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our Form 10-K for the year ended December 31, 2004. For a further discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Forward-Looking Statements

Throughout this report we make "forward-looking statements," as that term is defined in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and similar words and include all discussions about our acquisition, development, expansion and shareholder value plans, objectives or expectations. We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends suggested or referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable future estimates. Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we may not achieve or we may modify them from time to time. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

Specific factors that might cause our actual results to differ from our plan objectives or expectations, might cause us to modify them, or might affect our ability to achieve them, include, but are not limited to:

o the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;

o our substantial indebtedness, debt service requirements and liquidity constraints;

o the results of our previously announced plan to explore strategic alternatives for maximizing shareholder value;

o the availability of additional capital to support capital improvements and development;

o fluctuations in the value of our real estate, particularly in Las Vegas;

o competition in the gaming industry, including the availability and success of alternative gaming venues and other entertainment attractions;

o Sarbanes-Oxley Act of 2002 - related costs associated with becoming an accelerated filer, including costs relating to internal control evaluation and reporting;

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

o other changes in our personnel or their compensation, including those resulting from changes in minimum wage requirements;

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

o the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts or terrorist attacks such as the attacks that occurred on September 11, 2001; and

o other risk factors discussed elsewhere in this report.

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

As of June 30, 2005, we had $215.6 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 and capital leases maturing at various dates through 2005. Interest under the $215 million 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.5% to 6.1%. The borrowings also include $593,000 in a special improvement district bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%. We are not susecptible to interest rate risk because our outstanding debt is at fixed rates. Our $30 million senior secured revolving credit facility is at prime plus three-quarters of one percent and would not subject us to a material interest rate fluctuation. As of June 30, 2005, we had no borrowing outstanding under our senior secured credit facility.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in                                                                                       Fair Value
thousands)                      2005     2006      2007     2008    2009    Thereafter   Total   at 6/30/05

Long-Term Debt, Including
 Current Portion

Equipment loans and
 capital leases - Las Vegas     $ 339     $ 707    $ 751     $ 187    $ 54                $ 2,038   $ 2,038
Average interest rate            5.9%      5.9%     5.9%      5.9%    5.5%

11% Notes                                                                    $ 215,000  $ 215,000 $ 236,500
Less unamortized Discount                                                     $ (2,006)  $ (2,006)  $(2,006)
Average interest rate                                                            11.8%

Special Improvement District
Bonds - Black Hawk, Colorado     $ 58     $ 124    $ 129     $ 137   $ 145         $ -      $ 593     $ 593
Average interest rate            5.5%      5.5%     5.5%      5.5%    5.5%        5.5%

Total long-term debt,
including current portions      $ 397     $ 831    $ 880     $ 324   $ 199   $ 212,994  $ 215,625 $ 237,125

Other Long-Term Liabilities,
 Including Current Portions

CEO pension plan obligation      $500   $ 1,000  $ 1,000   $ 1,000 $ 1,000       $ 142    $ 4,642   $ 4,642
                                11.8%     11.8%    11.8%     11.8%   11.8%       11.8%

Total long-term obligations     $ 897   $ 1,831  $ 1,880   $ 1,324 $ 1,199   $ 213,136  $ 220,267 $ 241,767

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

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         a) On May 27, 2005, we granted a total of 30,000 shares of our common stock to our four non-employee directors. The shares were accepted by our non-employee directors in full substitution for stock options that we attempted, but were unable, to grant to them in 2004 due to expiration of our stock option plan. We issued the shares without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         b)   Not applicable


         c)   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

         At our annual meeting of stockholders on May 17, 2005, stockholders elected our board of directors and approved our Employee Plan, Director Plan and issuance of 30,000 shares of common stock to our four non-employee directors, as discussed elsewhere in this Form 10-Q.

         The number of votes cast for each director nominee, the number of votes cast against or withheld, and the number of abstentions or broker nonvotes were as follows:

                                              Against or       Abstentions or
                           For                 Withheld        Broker Nonvotes
                            ---              ------------       --------------
William L. Westerman     10,064,092            1,785,229          -0-
Jeffrey A. Silver        10,046,626            1,802,695          -0-
Paul A. Harvey           11,557,640              291,681          -0-
Vincent L. Divito        11,478,098              371,223          -0-
James N. Land, Jr.       11,560,125              289,196          -0-

         The number of votes cast for the Employee Plan was 6,435,848, the number of votes cast against it or withheld was 1,272,741, and the number of abstentions or broker nonvotes was 4,140,732.

         The number of votes cast for the Directors Plan was 6,418,496, the number of votes cast against it or withheld was 1,284,876, and the number of abstentions or broker nonvotes was 4,145,949.

         The number of votes cast for the issuance of shares to our non-employee directors was 7,450,974, the number of votes cast against it or withheld was 244,016, and the number of abstentions or broker nonvotes was 4,154,331.

Item 6.  Exhibits.

         See list of exhibits on page 27.

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


                                         RIVIERA HOLDINGS CORPORATION


                                         By: /s/ William L. Westerman
                                         William L. Westerman
                                         Chairman of the Board and
                                         Chief Executive Officer

                                         By: /s/ Duane Krohn
                                         Duane Krohn
                                         Treasurer and
                                         Chief Financial Officer


                                         Date: August 10, 2005

                            Exhibits



Exhibits:

10.1*(A) 2005 Incentive Stock Option Plan (see Exhibit A to Schedule
         14A filed with Commission on April 22, 2005 (Commission File
         No.0-21430)

10.2*(A) 2005 Non-Qualified Stock Option Plan for Non-Employee
         Directors (see Exhibit B to Schedule 14A filed with the on on April 22, 2005 (Commission File No. 0-21430)

31.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2 Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

* These are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to it as it appeared in a specified document previously filed with the Commission, to which there have been no amendments or changes.

(A) Management contract or compensatory plan or arrangement.