Form 10-Q
period 2005-09-30
RIVIERA HOLDINGS CORP
filed 2005-11-14
CIK 899647

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2005
                              -------------------------
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from ____________________ to ____________________

                        Commission file number 000-21430

                          Riviera Holdings Corporation
                          ----------------------------
                (Exact name of registrant as specified in its charter)

        Nevada                                   88-0296885
-----------------------------------  ----------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

    2901 Las Vegas Boulevard South, Las Vegas, Nevada             89109
----------------------------------------------------------   --------------
       (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code      (702) 794-9527
---------------------------------------------------------- ---------------------

----------------------------------------------
(former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No|X|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

               APPLICABLE ONLY TO ISSUER'S INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documentation and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSURERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2005, there were 12,414,255 shares of Common Stock, $.001 par value per share, outstanding.

                          RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                         Page
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

Report of Independent Registered Public Accounting Firm                    2

Condensed Consolidated Balance Sheets (Unaudited) at September 30,
2005 and December 31, 2004                                                 3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months ended September 30, 2005 and 2004                    4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three and Nine Months ended September 30, 2005 and 2004                    5

Notes to Condensed Consolidated Financial Statements (Unaudited)           6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures about Market Risk        22

Item 4. Controls and Procedures                                           23

PART II.OTHER INFORMATION                                                 23

Item 1. Legal Proceedings                                                 23

Item 6. Exhibits                                                          23

Signature Page                                                            24

Exhibits                                                                  25

PART I - FINANCIAL INFORMATION



1.       Financial Statements



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of operations and of cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

November 10, 2005
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)           September 30        December 31
-------------------------------------------------------------------------------
                                                   2005               2004
ASSETS                                         (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                         $ 26,359         $ 18,886
Accounts receivable, net                             3,695            3,898
Inventories                                          2,357            2,047
Prepaid expenses and other assets                    4,430            4,101
                                            ---------------   --------------
Total current assets                                36,841           28,932

PROPERTY AND EQUIPMENT, Net                        173,687          177,115
OTHER ASSETS, Net                                    7,781            9,043
DEFERRED INCOME TAXES                                2,446            2,446
                                            ---------------   --------------
TOTAL                                            $ 220,755        $ 217,536
                                            ===============   ==============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt                    $ 814          $ 1,441
Accounts payable                                     8,061            8,872
Accrued interest                                     6,994            1,089
Accrued expenses                                    14,605           16,197
                                            ---------------   --------------
Total current liabilities                           30,474           27,599
                                            ---------------   --------------
OTHER LONG-TERM LIABILITIES                          3,383            4,203
                                            ---------------   --------------
LONG-TERM DEBT, Net of current portion             214,745          215,026
                                            ---------------   --------------

SHAREHOLDERS'  DEFICIENCY:
Common stock ($.001 par value;
60,000,000 shares authorized;
17,074,824 and 16,548,324 shares
issued at September 30, 2005 and
December 31, 2004, respectively)                       17               16
Additional paid-in capital                         21,219           15,692
Deferred Compensation - Restricted Stock           (3,945)
Treasury stock (4,688,069 shares at
September 30, 2005  and
December 31, 2004, respectively)                  (10,459)         (10,459)
Accumulated Deficit                               (34,679)         (34,541)
                                            ---------------   --------------
Total shareholders' deficiency                    (27,847)         (29,292)
                                            ---------------   --------------
TOTAL                                           $ 220,755        $ 217,536
                                            ===============   ==============

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                          Three Months Ended   Nine Months Ended
(In thousands, except per share amounts)     September 30,       September 30,
-------------------------------------------------------------------------------
REVENUES:                                 2005        2004       2005      2004
Casino                                 $ 26,695   $ 27,548   $ 82,755  $ 84,177
Rooms                                    12,872     11,672     40,067    35,889
Food and beverage                         8,434      8,588     26,645    26,454
Entertainment                             4,470      5,499     13,582    15,726
Other                                     2,219      1,971      6,504     6,137
                                      ---------- ---------- ---------- ---------
Total revenues                           54,690     55,278    169,553   168,383
Less promotional allowances               4,353      4,661     13,495    14,512
                                      ---------- ---------- ---------- ---------
Net revenues                             50,337     50,617    156,058   153,871
                                      ---------- ---------- ---------- ---------

COSTS AND EXPENSES:
 Direct costs and expenses of
  operating departments:
Casino                                   13,816     13,550     42,676    40,886
Rooms                                     7,056      6,602     20,810    19,622
Food and beverage                         6,354      6,162     18,988    18,129
Entertainment                             3,295      3,825     10,490    10,602
Other                                       774        755      2,267     2,194
Other operating expenses:
General and administrative:
Equity compensation - restricted stock      222          0      1,207         0
Other general and administrative          9,386     10,257     28,978    31,333
Mergers, Acquisitions and Development
  costs, net                                126      1,010       (376)    1,010
Sarbanes-Oxley Expenses                     371          0        641         0
Asset Impairment                              0          0        198         0
Depreciation and amortization             3,617      3,646     10,495    10,348
                                      ---------- ---------- ---------- ---------
Total costs and expenses                 45,017     45,807    136,374   134,124
                                      ---------- ---------- ---------- ---------
INCOME FROM OPERATIONS                    5,320      4,810     19,684    19,747
                                      ---------- ---------- ---------- ---------

OTHER (EXPENSE) INCOME :
Interest expense                         (6,651)    (6,804)   (19,964)  (20,382)
Interest income                              58          6        142        16
                                      ---------- ---------- ---------- ---------
Total other expense                      (6,593)    (6,798)   (19,822)  (20,366)
                                      ---------- ---------- ---------- ---------
LOSS BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES             (1,273)    (1,988)      (138)     (619)
BENEFIT FOR INCOME TAXES                      0          0          0         0
                                      ---------- ---------- ---------- ---------
NET  LOSS                              $ (1,273)  $ (1,988)    $ (138)   $ (619)
                                      ========== ========== ========== =========

INCOME LOSS PER SHARE DATA:
Income  Loss per share:
Basic                                   $ (0.11)   $ (0.19)   $ (0.01)  $ (0.06)
                                      ---------- ---------- ---------- ---------
Diluted                                 $ (0.11)   $ (0.19)   $ (0.01)  $ (0.06)
                                      ---------- ---------- ---------- ---------
Weighted-average common
   shares outstanding                    11,848     10,464     11,795    10,461
                                      ---------- ---------- ---------- ---------
Weighted-average common and
   common equivalent shares              11,848     10,464     11,795    10,461
                                      ---------- ---------- ---------- ---------

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
(in thousands)                             2005       2004     2005      2004
                                         ---------  --------- --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  ($1,273)   ($1,988)   ($138)    ($619)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
Depreciation  and amortization              3,617      3,646   10,495    10,348
Provision for bad debts, net                   77         57      172        34
Amortization of deferred compensation
  - restricted stock                          222               1,207
Interest expense                            6,651      6,804   19,964    20,382
Interest paid                                (225)      (388) (12,557)  (12,982)
Changes in operating assets and liabilities
(Increase) Decrease in accounts receivabl  (1,222)    (1,476)      30      (755)
Decrease (increase) in inventories            (77)         7     (310)       97
Increase in prepaid expenses
and other assets                             (534)      (998)    (329)   (1,250)
Increase (decrease) in accounts payable       (41)       (35)    (812)    1,127
Increase (decrease) in accrued liabilities     15      1,096   (1,592)    1,089
Decrease in deferred compensation plan
  liability                                                       (48)     (118)
Decrease in non-qualified pension
  plan obligation to CEO upon retirement     (250)      (250)    (750)     (750)
                                         ---------  --------- --------  --------
Net cash provided by operating activities   6,960      6,475   15,332    16,603
                                         ---------  --------- --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures  - Las Vegas, Nevada  (1,070)    (1,266)  (4,294)   (5,505)
Capital expenditures - Black Hawk, Colorado  (104)      (435)  (3,025)   (1,742)
Gain on disposition of fixed assets -
  Colorado                                                         59
Decrease in other assets                       18        905      236       721
                                         ---------  --------- --------  --------
Net cash used in investing activities      (1,156)      (796)  (7,024)   (6,526)
                                         ---------  --------- --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings             (168)      (939)  (1,212)   (3,012)
Proceeds from exercise of stock options                           377
Proceeds from long-term borrowings                        58                 50
Increase in Paid in Capital                                                  18
Decrease in notes payable                                                (2,000)
                                         ---------  --------- --------  --------
Net cash used in financing activities        (168)      (881)    (835)   (4,944)
                                         ---------  --------- --------  --------

INCREASE  IN CASH AND CASH EQUIVALENTS      5,636      4,798    7,473     5,133
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                    $20,723   $ 19,679  $18,886   $19,344
                                         ---------  --------- --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD $ 26,359   $ 24,477  $26,359   $24,477
                                         =========  ========= ========  ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES:
Property acquired with debt and accounts
payable                                      $31       $447      $31       $447

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations

Riviera Holdings Corporation ("RHC") and its wholly-owned subsidiary, Riviera Operating Corporation ("ROC") (together with their direct and indirect wholly-owned subsidiaries, the "Company"), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization. The Company operates the Riviera Hotel & Casino (the "Riviera Las Vegas") on the Strip in Las Vegas, Nevada.

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

Casino operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies. Our management believes that our procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial information at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited. However, our management believes such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods.

The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10-K.

Earnings Per Share

Basic per-share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The number of potentially dilutive options excluded from the calculation as their effect would have been antidilutive was 462,323 and 459,316 for the three and nine months ended September 30, 2005, respectively and 194,739 and 147,118 for the three and nine months ended September 30, 2004, respectively.

Income Taxes

No income tax provision was recorded for the three and nine months ended September 30, 2005 and 2004, respectively, as the Company incurred a loss. The Company has recorded a valuation allowance against substantially all of its deferred tax assets. The estimates used to determine the valuation allowance are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how we operate the business, changes in the labor market or economic downturns in the areas where we operate.

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

Reclassifications

In our condensed consolidated statements of cash flows the CEO pension interest
has  been  reclassified  from  non-qualified   pension  plan obligation  to CEO
upon  retirement  to  interest  paid in the  prior period.

Stock-Based Compensation

As of September 30, 2005, we had outstanding 318,000 options under two stock option plans. The effect of stock options in our income statement is reported in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Accordingly, we have not recognized compensation cost for stock options.

Had compensation cost for our stock options been determined based on the fair value at the date of grant for awards, consistently with the provisions of SFAS No. 123, our net loss and pro forma net loss per common share and common share equivalent would have been changed to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per-share amounts).

                                        Three months ended    Nine months ended
                                            September 30,       September 30,
                                         2005        2004       2005    2004
                                         ----        ----       ----    ----
Net loss - as reported                $ (1,273)  $  (1,988)    $ (138)$ (619)
Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value-based methods
   for awards net of related
   tax effects                             (11)        (12)       (33)    (36)
                                           ----                   ----    ----
Net loss-pro forma                     $ (1,284)  $  (2,000)    $ (171) $ (655)
                                       ---------  ----------    ------- -------

Basic loss per common share-as reported $ (0.10)    $ (0.19)   $ (0.01)  (0.06)
Basic loss per common share-pro forma   $ (0.11)    $ (0.19)   $ (0.01)  (0.06)
Diluted loss per common and common share
   equivalent-as reported               $ (0.10)    $ (0.19)   $ (0.01)  (0.06)
Diluted loss per common and common share                                       $
   equivalent-pro forma                 $ (0.11)    $ (0.19)   $ (0.01)  (0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 0%; expected volatility of 32.3% and; risk-free interest rates of 2.27%; and expected life of 10 years. There have been no options granted in 2005 and 2004.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the"FASB") issued SFAS No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

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

We have commenced our analysis of the impact of SFAS No. 123(R), but have not yet decided whether we will use the modified prospective method or elect to use the modified retrospective method, and whether we will elect to use straight line amortization or an accelerated method.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," (SFAS 154). SFAS requires retrospective application to prior periods' financial statements of changes in accounting principles. It also requires that the new accounting principles be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position or results of operations.

On July 14, 2005, the FASB issued an Exposure Draft, "Accounting for Uncertain Tax Positions," that would interpret SFAS No. 109, "Accounting for Income Taxes." This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a "probable recognition threshold" for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effect of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. We are currently reviewing the provisions of the Exposure Draft to determine the impact it may have on us. The proposal, if issued, would not be effective for 2005.

2. OTHER ASSETS

Other assets at September 30, 2005 and December 31, 2004 include deferred loan fees of approximately $6.6 and $7.7 million, respectively, associated with the refinancing of our debt.

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

Effective July 26, 2002, we entered into a $30 million, five-year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR-derived rate. There were no advances outstanding on this revolver at September 30, 2005. We incurred loan fees of approximately $1.5 million, which are being expensed over the life of the arrangement. A monthly fee of .5 percent is charged on the unused portions of the revolver plus a $3,000 monthly service fee.

4. LEGAL PROCEEDINGS

We are a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

5. TREASURY STOCK TRANSACTIONS

There were no shares of our common stock purchased by our Deferred Compensation Plan for the nine months ended September 30, 2005 or 2004. For the nine months ended September 30, 2005, 187,983 shares were distributed to participants, as required by our Deferred Compensation Plan (due in part to the retirement of one of the participants).

6. ISSUANCE OF RESTRICTED STOCK

For the nine months ended September 30, 2005, we granted 337,500 shares of Common Stock under our Restricted Stock Plan to 19 executives at no cost to them. Also for the nine months ended September 30, 2005, we granted 30,000 shares of common stock to our four non-employee directors. Both grants have a five-year vesting period with limited acceleration provisions.

7. GUARANTOR INFORMATION

The 11% Notes and the $30 million line of credit are guaranteed by all of our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RGMM and RGMNM are unrestricted subsidiaries of RHC, are not guarantors of the 11% Notes RGMM and RGMNM do not have operations and do not significantly contribute to our financial position or results of operations.

8. SALARY CONTINUATION AGREEMENTS

Approximately 60 officers and significant employees (excluding Mr. Westerman and Mr. Vannucci) of ROC have salary continuation agreements effective through December 31, 2006, pursuant to which each of them will be entitled to receive
(1) either six months' or one year's base salary if his or her employment is terminated, without cause, within 12 or 24 months of a change of control of RHC or ROC; and (2) certain benefits for periods of either one or two years. The base salary is payable in bi-weekly installments subject to the employee's duty to mitigate by using his or her best efforts to find other employment. In addition, four officers and significant employees have salary continuation agreements effective through December 31, 2006, pursuant to which each of them will be entitled to receive two year's base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of RHC or ROC. These four salary continuation agreements are not subject to a duty to mitigate. As of September 30, 2005, the total amount that would be payable under all such agreements if all payment obligations were to be triggered was approximately $6.7 million, including $1.5 million in estimated benefits.

9. SEGMENT DISCLOSURES

We determine our segments based upon the review process of our chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by our chief decision maker is EBITDA, as defined below. All intersegment revenues have been eliminated.

                                      Three months ended      Nine months ended
                                          September 30,         September 30,
(Dollars in thousands)               2005         2004        2005        2004
Net revenues:
Riviera Las Vegas                   $ 37,143     $ 36,815  $ 116,991   $ 113,575
Riviera Black Hawk                    13,194       13,802     39,067      40,296
                                 ------------   ---------- ----------  ---------
 Total net revenues                 $ 50,337     $ 50,617  $ 156,058   $ 153,871
                                 ============   ========== ==========  =========

Property EBITDA (1):
Riviera Las Vegas                    $ 5,790      $ 5,709   $ 22,259    $ 21,352
Riviera Black Hawk                     4,721        4,418     12,748      12,926
                                 ------------   ---------- ----------  ---------
 Total property EBITDA              $ 10,511     $ 10,127   $ 35,007    $ 34,278
                                 ============   ========== ==========  =========

Other Costs and Expenses
Corporate Expenses
     Equity compensation                 222                   1,207
     Other corporate expenses            855          661      3,158       3,173
Depreciation and amortization          3,617        3,646     10,495      10,348
Mergers, Acquitions and Development
     Costs, net                          126        1,010       (376)      1,010
Sarbanes-Oxley Expenses                  371                     641
Asset Impairment                           -                     198
Interest Expense                       6,651        6,804     19,964      20,382
Interest Income                          (58)          (6)      (142)        (16)
                                 ------------   ---------- ----------  ---------
   Total Other Costs and Expenses     11,784       12,115     35,145      34,897
                                 ------------   ---------- ----------  ---------
   Net Income (loss)                $ (1,273)    $ (1,988)    $ (138)     $ (619)
                                 ============   ========== ==========  =========

(1) Property EBITDA consists of earnings before interest, income taxes, depreciation, amortization, equity compensation, asset impairment, Sarbanes-Oxley expenses and mergers, acquisitions and development costs, net. Property EBITDA is presented solely as a supplemental disclosure because our management believes that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. Our management uses property-level EBITDA (EBITDA before corporate expense) as the primary measure of our business segment properties' performance, including the evaluation of operating personnel. Property EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments and debt principle repayments, which are not reflected in property EBITDA. Also, other companies that report property EBITDA information may calculate it in a different manner than we do. A reconciliation of property EBITDA to net income (loss) is included in the following financial schedules.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Events

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Colorado ("Riviera Black Hawk").

Our capital expenditures for Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions. In addition, we are in the process of updating our gaming monitoring computer systems, including the capability for "ticket-in/ticket-out" ("TITO") on our slot machines. At September 30, 2005 approximately 743 (57%) of our slot machines in Las Vegas were on the TITO system. We do not intend to add additional machines to the TITO system in the fourth quarter of 2005. Depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules.

In Black Hawk, the $5 maximum bet restricts table games to a minimum and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market. The gaming authorities approved TITO systems in Colorado for Riviera Black Hawk on December 16, 2003 and we had 644 (66%) of our slot machines on the TITO system as of September 30, 2005. By the end of 2005 we anticipate having approximately 690 slot machines, or 71% of our slot machines in Black Hawk, on TITO.

On November 8,2005, we reported the conclusion of the process we announced on February 15, 2005 to explore strategic alternatives to maximize shareholders value, because the process did not produce opportunities that were satisfactory to our board of directors. During that process, alternatives that we explored included development of our Las Vegas property, refinancing, joint ventures, mergers, and realizing the value of our stock through other means. Although this formal process has been concluded, we will continue to consider strategic opportunities if and when they arise and we consider them to be in our and our shareholders' best interests.

Effective March 11, 2005, we effected a three-for-one split of our common stock. All per share -related information in this Form 10-Q has been adjusted to reflect the stock split.

The expansion of Riviera Black Hawk and the construction of a pedestrian bridge to Isle of Capri, which was to begin May of 2005, have been put on hold. We have has expended approximately $600,000 as of September 30, 2005, which are included in construction in progress. Although the City of Black Hawk has endorsed the construction of a bridge over Main Street connecting Riviera Black Hawk to the Isle of Capri Casino and drafted the agreements necessary between the parties to proceed, to date Riviera Black Hawk and the Isle of Capri have not yet negotiated a construction easement agreement acceptable to both parties. Riviera Black Hawk intends to go forward with the project and believes an agreement will be reached.

Sarbanes-Oxley - On June 30, 2005, the applicable measurement date for accelerated filer status, our public float market cap exceeded $75 million. Consequently, we will become an accelerated filer as of December 31, 2005 and we will be required to comply with the reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") for the year ended December 31, 2005. We anticipate we will incur additional first year costs of appoximately $1.0 million to comply with the Act. We have incurred $641,000 of these costs to date. These costs are shown separately in the income statement.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.


                                              Third Quarter       Incr     Incr
                      (In Thousands)         2005      2004    (Decr)  (Decr)%
                                             ----      ----    ------  -------
Net revenues:
   Riviera Las Vegas                         $37,143   $36,815    $328    0.9%
   Riviera Black Hawk                         13,194    13,802   (608)   -4.4%
                                              ------    ------   -----
     Total Net Revenues                      $50,337   $50,617  $(280)   -0.6%
                                             =======   =======  ======

Income (Loss) from Operations
   Riviera Las Vegas                          $3,797    $3,592    $205    5.7%
   Riviera Black Hawk                          3,097     2,889     208    7.2%
                                               -----     -----     ---
   Property Income from Operations             6,894     6,481     413    6.4%
   Corporate Expenses
       Equity Compensation - Restricted Stock  (222)         0   (222)
       Other Corporate Expenses                (855)     (661)   (194)  -29.3%
   Mergers acquisitions and development
        costs, net                             (126)   (1,010)     884   87.5%
   Sarbanes-Oxley Expenses                     (371)         0   (371)
                                               -----         -   -----
     Total Income from Operations             $5,320    $4,810    $510   10.6%
                                              ======    ======    ====

Operating Margins (1)
   Riviera Las Vegas                           10.2%      9.8%    0.4%
   Riviera Black Hawk                          23.5%     20.9%    2.6%

 (1) Operating margins represent income from operations as percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Riviera Las Vegas is following the trend on the Las Vegas Strip with net revenues increasing $328,000 or 0.9% in the third quarter compared to the same period last year.

           Casino revenues decreased $135,000 or 0.9% due to the customer mix in the hotel during the period. We continue to book rooms to higher rated convention groups over the tour and travel groups which normally have a better gaming profile.

         Room revenue increased $1.2 million, or 10.3%, from $11.7 million in 2004 to $12.9 million in 2005 due to an increase in convention room nights. Hotel occupancy increased to 93.8%, up from last year's 90.6% and average daily room rate increased $3.94 from $65.23 in 2004 to $69.17 in 2005. Rev Par (revenue per available room) increased 9.7% or $5.76 to $64.88. Convention room revenues increased $852,000 or 16% and made up 37% of the total room revenue.

         Food and beverage revenue decreased $75,000, or 1.1%, from $7.1 million in 2004 to $7.0 million in 2005 primarily due to decreased casino activity.

         Entertainment revenue decreased $1.0 million, or 18.5%, from $5.5 million in 2004 to $4.5 million in 2005 primarily due to the cancellation of the Amazing Jonathan and Keyboard Cabaret shows. We opened American Storm, a male revue, on July 29, 2005 to recover some of the lost ticket sales.

         Promotional allowances decreased by approximately $202,000, or 5.8%, from $3.5 million during 2004 to $3.3 million during 2005 primarily due to decreases in comps related to decreased casino activity.

Costs and Expenses

         Casino expenses increased $546,000 or 7.2% due to higher promotional costs.

         Hotel expenses increased $454,000 or 6.9% due to higher payroll costs under union contracts, operating supplies and convention expenses associated with the increased convention revenues.

         Food and beverage departmental costs and expenses increased by 3.5% in the quarter, due primarily to higher payroll costs under union contracts.

         Entertainment departmental costs and expenses decreased by $529,000, or 13.9% in the quarter, due primarily to the cancellation of two of our shows.

Income from Operations

            Income from operations in Las Vegas increased $205,000, or 5.7%, from $3.6 million in 2004 to $3.8 million in 2005 due principally to the increase in net revenues.

Riviera Black Hawk

Revenues

         Net revenues decreased by approximately $608,000, or 4.4% from $13.8 million in 2004 to $13.2 million in 2005. Food and beverage revenues were approximately $1.4 million in 2005, of which $1.1 million was complimentary (promotional allowance).

         Third quarter revenues were negatively impacted by a rock slide in June that closed Highway 6 between the city of Golden and the intersection of Highway 119 and Highway 6, approximately 10 miles east of Black Hawk. Although there are four routes to the Black Hawk/Central City area, Highways 6/119 through Golden is the preferred route taken by most gaming patrons. Highway 6 reopened on September 12, 2005.

         We were able to more than offset the reduction in revenues by decreasing marketing, payroll and other variable expenses.

Income From Operations

         Income from operations at Riviera Black Hawk increased $208,000, or 7.2%, from $2.9 million in 2004 to $3.1 million in 2005 due to decreased payroll and payroll benefits in general and administration areas. Our operating margins increased from 20.9% in the third quarter of 2004 to 23.5% in the third quarter of 2005.

Consolidated Operations

Corporate Expenses

     Corporate and other expenses decreased $97,000 or 5.8% from $1.7 million in 2004 to $1.6 million in 2005 as a result of reduced payroll and benefits. Interest expense decreased $153,000, or 2.2%, as a result of decreased interest on equipment financing, primarily from Black Hawk equipment leases.

Equity compensation expense of $222,000 in the quarter ended September 30, 2005 is associated with restricted stock issued in 2005 to 23 directors, officers and employees which is being amortized over five years or expensed when executives retire. Development costs were $1.0 million in last year's quarter resulting from a write off of our costs associated with a prospective casino project in Missouri.

Net (Loss)

       Net loss decreased $715,000 from $2.0 million in 2004 to a net loss of $1.3 million in 2005 due primarily to increased income from operations and a reduction in interest expense.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Operating Income includes intercompany management fees.

                                               Nine Months      Incr      Incr
                      (In Thousands)          2005     2004    (Decr)    (Decr)%
                                              ----     ----    ------    ------
Net revenues:
   Riviera Las Vegas                          $116,991 $113,575   $3,416    3.0%
   Riviera Black Hawk                           39,067   40,296  (1,229)   -3.0%
                                                ------   ------  -------
     Total Net Revenues                       $156,058 $153,871   $2,187    1.4%
                                              ======== ========   ======

Income (Loss) from Operations
   Riviera Las Vegas                           $16,552  $15,435   $1,117    7.2%
   Riviera Black Hawk                            7,960    8,495    (535)   -6.3%
                                                 -----    -----    -----
   Property Income from Operations              24,512   23,930      582    2.4%
   Corporate Expenses
       Equity Compensation - Restricted Stock  (1,207)        0  (1,207)
       Other Corporate Expenses                (3,158)  (3,173)       15    0.5%
   Mergers acquisitions and development costs,
        net                                       376   (1,010)    1,386  137.2%
   Asset Impairment                              (198)        0    (198)
   Sarbanes-Oxley Act Expenses                   (641)        0    (641)
                                                 -----        -    -----
     Total Income from Operations              $19,684  $19,747   $ (63)   -0.3%
                                               =======  =======   ======

Operating Margins (1)
   Riviera Las Vegas                             14.1%    13.6%     0.5%
   Riviera Black Hawk                            20.4%    21.1%    -1.2%

 (1) Operating margins represent income from operations as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues increased approximately $3.4 million, or 3.0%, from $113.6 million in 2004 to $117.0 million in 2005 due primarily to increased hotel revenues.

         Room revenue increased $4.2 million, or 11.6%, from $35.9 million in 2004 to $40.1 million in 2005 due to an increase in convention room nights and an overall increase in average room rate. Hotel occupancy increased to 94.0%, from last year's 93.6% and average daily room rate increased $6.76 to $71.68 in 2005 from $64.92 in 2004. Rev Par (revenue per available room) increased 10.9% or $6.62 to $67.38.

         Food and beverage revenues increased $332,000, or 1.5%, from $22.1 million in 2004 to $22.5 million in 2005 due to an increase in our banquet operations associated with increased convention activity.

         Entertainment revenues decreased by approximately $2.1 million, or 13.5%, from $15.7 million during 2004 to $13.6 million during 2005 due primarily to a decrease in ticket sales associated with the cancellation of two of our shows (The Amazing Jonathan and Keyboard Cabaret).

         Promotional allowances decreased by approximately $1.1 million or 9.5%, from $11.3 million during 2004 to $10.2 million during 2005 primarily due to decreases in comps related to lower casino and entertainment activity.

Costs and Expenses

         Casino expenses increased $1.4 or 6.0% from $23.7 million in 2004 to $25.1 million in 2005 due to increased promotional costs for our 50th anniversary celebration of approximately $600,000.

         Rooms departmental costs and expenses increased $1.2 million or 6.1% do to wage scale and benefit increases under the renewed union contracts.

            Food and beverage costs increased $1.0 million, or 6.1%, as a result of increased revenues.

         Entertainment costs decreased $91,000, or 0.9%, as a result of the cancellation of two of our shows.

Income from Operations

          Income from operations in Las Vegas increased $1.1 million, or 7.2%, from $15.4 million in 2004 to $16.6 million in 2005 based on increased net revenues of $3.4 million as discussed above. Operating margins in Las Vegas increased from 13.6% in 2004 to 14.1% in 2005.

Riviera Black Hawk

Revenues

         Net revenues decreased by approximately $1.2 million, or 3.0%, from $40.3 million in 2004 to $39.1 million in 2005. Casino revenues decreased $1.2 million, or 3.1%, from $38.8 million in 2004 and $37.6 million in 2005.

         With the reopening of Highway 6, we expect business to return to recent historical levels as we go forward. Over the long term, we believe that we have the number one location in the market and that our corner will soon benefit from the expansion of one of our competitors, providing additional garage parking and hotel rooms to our immediate area. The extension of Main Street, currently scheduled for completion in the first quarter of 2006, will provide easier access to Main Street and make our parking garage the first and most convenient parking opportunity for patrons entering the Black Hawk market by way of Highways 6/119.

Income from Operations

           Income from operations in Black Hawk, Colorado decreased $535,000, or 6.3%, from $8.5 million in 2004 to $8.0 million in 2005 primarily as a result of the rock slide that impacted revenues as stated above. Operating margins in Black Hawk decreased from 21.1% in 2004 to 20.4% in 2005.

Consolidated Operations

Other Income (Expense)

         Interest expense decreased $418,000 due to reduced interest associated with equipment financing. Interest expense on our $215 million 11% Senior Secured Notes (the "11% Notes") of $17.7 million plus related amortization of loan fees and other financing costs totaled approximately $19.3 million in 2005. Interest expense on equipment and other financing totaled approximately $700,000 for the first nine months of 2005.

        Equity compensation expense of $1.2 million in the nine months ended September 30, 2005 is associated with restricted stock issued in 2005 to 23 directors, officers and employees which is being amortized over five years or expensed when executives retire. Asset impairment expense of $198,000 is a write off of costs associated with the Las Vegas Monorail extension, which may not be developed due to various factors, including ridership requirements of the original monorail. The Company expended $641,000 of first year Sarbanes-Oxley related expenses in 2005.

         Interest income increased $126,000 from $16,000 in 2004 to $142,000 in 2005 as a result of the higher cash balances available for investment.

Net (Loss)

            Net loss decreased $481,000 from $619,000 in 2004 to $138,000 in
2005 due primarily to decreased interest expense on equipment financing and increased interest income.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $26.4 million. Our cash and cash equivalents increased $7.5 million during the first nine months of 2005, as a result of $15.3 million of cash provided by operations, $7.0 million of cash outflow for investing activities and $ 835,000 outflow for financing activities. Our cash balances include amounts that could be required, upon five days' notice, to fund the Chief Executive Officer's (Mr. Westerman's) pension obligation in a rabbi trust. (See Note 12 to the 2004 annual consolidated financial statements, Employment Agreements and Employee Benefit Plans, included in our Form 10-K as filed with the Securities and Exchange Commission ("SEC").) We continue to pay Mr. Westerman $250,000 per quarter from his pension plan and Mr. Westerman has continued his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances we might have to disburse approximately $4.4 million for this purpose in a short period. We believe that cash flow from operations, combined with the $26.4 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover our debt service and enable investment in budgeted capital expenditures.

Cash flow from operations may not to be sufficient to pay 100% of the principal of the 11% Notes at maturity on June 15, 2010. Accordingly, our ability to repay the 11% Notes at maturity may be dependent upon our ability to refinance them. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity.

The indenture governing the 11% Notes provide that, in certain circumstances, we must offer to repurchase the 11% Notes upon the occurrence of a change of control, at 101% of the principal amount. Each holder of the 11% Notes has the right but not the obligation to accept this offer. In the event of such mandatory redemption or repurchase prior to maturity, we would be unable to pay the principal amount of the 11% Notes without a refinancing.

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

                  Year                   Percentage
                  ----                   ----------
                  2006                     105.500%
                  2007                     103.667%
                  2008                     101.833%
                  2009 and thereafter      100.000%

The 11% Notes contain certain covenants, which limit our ability, subject to certain exceptions, to do, among other things, the following: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into mergers and consolidations. As a result of these restrictions, our ability to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, we would be required to curtail or defer certain capital expenditure programs, which could have an adverse effect on operations.

At September 30, 2005, we believe that we are in compliance with the covenants of the 11% Notes and the $30 million revolving credit facility.

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

SFAS No. 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award in the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

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

We have commenced our analysis of the impact of SFAS No. 123(R), but have not yet decided whether we will use the modified prospective method or elect to use the modified retrospective method, and whether we will elect to use straight line amortization or an accelerated method.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which requires retrospective application to prior periods' financial statements of changes in accounting principles. It also requires that the new accounting principles be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position or results of operations.

On July 14, 2005, the FASB issued an Exposure Draft, "Accounting for Uncertain Tax Positions," that would interpret SFAS No. 109, "Accounting for Income Taxes." This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a "probable recognition threshold" for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effect of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. We are currently reviewing the provisions of the Exposure Draft to determine the impact it may have on us. The proposal, if issued, would not be effective for 2005.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Part I, Item 7 of our Form 10-K for the year ended December 31, 2004. For a further discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Forward-Looking Statements

Throughout this report we make "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and similar words and include all discussions about our acquisition, development and expansion plans , objectives or expectations. We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends suggested or referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable future estimates. Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we may not achieve or we may modify them from time to time. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify them, or might affect our ability to achieve them, include, but are not limited to:

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

         o Sarbanes-Oxley Act- related costs associated with becoming an accelerated filer as of December 31, 2005, including costs relating to internal control evaluation and reporting;

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

As of September 30, 2005, we had $215.6 million in borrowings. The borrowings include $215 million (before deduction of unamortized discount) in 11% Notes maturing in 2010 and capital leases maturing at various dates through 2005. Interest under the $215 million 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.5% to 6.1%. The borrowings also include $593,000 in a special improvement district bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million when the project is complete, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%. We are not susecptible to interest rate risk because our outstanding debt is at fixed rates. Our $30 million senior secured revolving credit facility is at prime plus three-quarters of one percent and would not subject us to a material interest rate fluctuation. As of September 30, 2005, we had no borrowing outstanding under our senior secured credit facility.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in                                                                            Fair Value
thousands)                   2005   2006    2007   2008    2009   Thereafter    Total  at 9/30/05

Long-Term Debt, Including
  Current Portion

Equipment loans and
 capital leases - Las Vegas   $ 171   $ 707  $ 751   $ 187  $ 54               $1,870    $1,870
Average interest rate          5.9%    5.9%   5.9%    5.9%  5.5%

11% Notes                                                           $215,000  $215,000  $232,200
Less unamortized Discount                                            $(1,905)  $(1,905)  $(1,905)

Average interest rate                                                  11.8%

Special Improvement District
 Bonds - Black Hawk, Colorado $ 58   $ 124  $ 129   $ 137   $ 145       $ -      $593      $593
Average interest rate          5.5%    5.5%   5.5%    5.5%    5.5%      5.5%

Total long-term debt,
including current portions    $ 229   $ 831  $ 880   $ 324   $ 199  $213,095  $215,558  $232,758

 Other Long-Term Liabilities,
    Including Current Portions

CEO pension plan obligation    $250  $1,000 $1,000  $1,000  $1,000     $ 130    $4,380    $4,380
                              11.8%   11.8%  11.8%   11.8%   11.8%     11.8%

Total long-term obligations    $479  $1,831 $1,880  $1,324  $1,199  $213,225  $219,938  $237,138

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

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

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

Item 6.  Exhibits.

         See list of exhibits on page 25.

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


                                            Date: November 10, 2005

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