Form 10-K
period 2005-12-31
RIVIERA HOLDINGS CORP
filed 2006-03-15
CIK 899647

====================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
                                       OR

 [  ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934
For the transition period from                             to _____________
                               ---------------------------

                        Commission file number 000-21430
                          RIVIERA HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-0296885
            ------                                       ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                     89109
----------------------------------------                           -----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110
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

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES __ NO X_
          --

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES _NO _X_
              -

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO _____
    -----

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [ ]

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

 Large accelerated filer ___             Accelerated filer _X_

 Non-accelerated filer ___

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X__


           Based on the closing sale price of the registrant's common stock on the American Stock Exchange on June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $206,500,000.

           As of March 1, 2006 the number of outstanding shares of the registrant's common stock was 12,451,755.

Documents incorporated by reference: Portions of the registrant's 2006 definitive annual meeting proxy statement on Schedule 14A (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Form 10-K.
      ====================================================================
                               Page 1 of 53 pages
                    Exhibit Index Appears on Page 49 hereof.

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

Item 1.   Business...........................................................3
             General ........................................................3
             Riviera Las Vegas...............................................3
             Riviera Black Hawk..............................................7
             Geographical Markets............................................8
             Management Activities and New Venue Prospects .................10
             Competition....................................................10
             Employees and Labor Relations..................................12
             Regulation and Licensing.......................................13
             Federal Registration...........................................20

Item 1A. Risk Factors.......................................................20

Item 1B. Unresolved Staff Comments..........................................28

Item 2.   Properties........................................................28

Item 3.   Legal Proceedings.................................................28

Item 4.   Submission of Matters to a Vote of Security Holders...............28

Item 5.   Market for the Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.................29

Item 6.   Selected Financial Data...........................................30

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation.........................................31
             Overall Outlook and Recent Developments........................31
             Results of Operations..........................................32
             2005 Compared to 2004..........................................32
             2004 Compared to 2003..........................................34
             Liquidity and Capital Resources................................36
             Critical Accounting Policies...................................37
             Recently Issued Accounting Standards...........................38
             Forward-Looking Statements.....................................39

Item 7A. Qualitative and Quantitative Disclosure About Market Risk..........40

Item 8.   Financial Statements and Supplementary Data.......................41

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................41

Item 9A. Controls and Procedures............................................41

Item 9B. Other Information..................................................42

Item 10.  Directors and Executive Officers of the Registrant................42

Item 11.  Executive Compensation............................................46

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters........................46

Item 13.  Certain Relationships and Related Transactions ...................46

Item 14.  Principal Accountant Fees and Services............................46

Item 15.  Exhibits and Financial Statement Schedules........................47

         PART I

Item 1.    Business

General

           Riviera Holdings Corporation, a Nevada corporation (the "Company"), through its wholly owned subsidiary, Riviera Operating Corporation, owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") located on Las Vegas Boulevard in Las Vegas, Nevada. Opened in 1955, Riviera Las Vegas has a long-standing reputation for delivering high-quality, traditional Las Vegas-style gaming, entertainment and other amenities.

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

Gaming

           Riviera Las Vegas has 110,000 square feet of casino space. The casino currently has approximately 1,150 slot machines and 40 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) poker, Three Card Poker, Let It Ride(R) and mini-baccarat. The casino also includes a poker room and a race and sports book.

           Gaming operations at Riviera Las Vegas are continually updated to respond to both changing market conditions and customer demand in an effort to attract new customers and encourage repeat customer business through player tracking and database management. We maintain a slot players club, through which members receive special promotions and targeted mailings. New and innovative slot and table games have been introduced based on customer feedback. We devote substantial time and attention to the type, location and player activity of all of our slot machines. We maintain a capital investment program for the upgrade of our slot machines. In 2004 we installed a new slot monitoring system that will help us expand our marketing capabilities and allow us to accelerate our commitment to provide our customers with the benefits that are now available with ticket-in/ticket-out ("TITO") technology.

           Our current marketing programs are directed at mid-level gaming customers as opposed to high-stakes bettors. Mid-level gaming customers tend to provide us with a less volatile, more consistent gaming revenue stream. Consistent with our focus on mid-level gaming customers is our tendency to offer lower table game limits, stricter credit policies and more emphasis on slot machine play.

           During 2005, we continued a number of initiatives at Riviera Las Vegas to increase slot play, including the replacement of older slot machines with new machines utilizing TITO technology to improve service and convenience to our customers, completed installation of our new player tracking system, and maintained our slot host program. Slot hosts are our employees who interact with patrons as goodwill ambassadors to generate loyalty. Our strategy is to continue to increase slot play through marketing programs and other improvements, including (1) our ongoing slot upgrade program, (2) operation of our new player tracking system, (3) addition of new signage, (4) promotion of the Riviera Las Vegas Player's Club, (5) sponsorship of slot tournaments, (6) creation of promotional programs, and (7) "Penny Town". Penny Town is comprised primarily of penny and nickel slot machines, which is one of the fastest growing segments of the Las Vegas slot market.

Hotel

           Riviera Las Vegas' hotel is comprised of five towers with 2,100 guest rooms, including 169 suites.

Riviera Las Vegas
Room Analysis                                                        Latest
                            Year     Std.                           Remodel
Tower Description           Built    Rooms    Suites     Total        Year
-----------------           -----    -----    ------     -----        ----
North Tower                 1955      391       11        402         2004
South Tower                 1967      147       31        178         2004
Monte Carlo                 1974      220       72        292         2005
San Remo                    1977      243        6        249         1998
Monaco                      1988      930       49        979         2004
                                    -----     ----      -----
     Total                          1,931      169      2,100
                                    =====      ===      -----

           Despite the significant increase in rooms on the Las Vegas Strip since 1997, we believe Riviera Las Vegas has attained room occupancy rates that are among the highest on the Las Vegas Strip. From 1994 to 2000, the occupancy rate ranged from 95.2% to 98.2%, and was 91.5% for 2001, 89.6% for 2002, 92.2%
for 2003, 92.6% for 2004 and 92.6% for 2005 (based on available rooms). The average occupancy rate citywide was 89.2% in 2005 according to the Las Vegas Convention and Visitors Authority (the "LVCVA").

Restaurants

           The quality, value and variety of food services are critical to attracting Las Vegas visitors. Riviera Las Vegas offers five bars and four restaurants and serves an average of approximately 4,900 meals per day, including banquets and room service. Riviera completely remodeled its buffet in 2001, upgrading the ambiance and food quality, and featuring cuisine from various countries as well as a carving station. The following table outlines, for each restaurant, the type of service provided and total seating capacity:

                                                               Seating Capacity
Name                               Type
Kady's                             Coffee Shop                        290
Kristofer's                        Steak and Seafood                  162
Ristorante Italiano                Italian                            126
World's Fare Buffet                All-you-can-eat
B&Bs Prime Rib (World's Fare       Prime Rib and Ribs
Buffet converts to this restaurant
for dinner nightly)                                                   366
                                                                      ---
Total                                                                 944

           In addition, Riviera Las Vegas operates a snack bar and continental breakfast buffet, and has a fast-food court operated by a third party. The food court has 200 seats and several fast-food restaurants, including A&W/KFC Express, Pizza Hut Express(R), Quiznos(R) and La Salsa(R). Riviera Las Vegas has also contracted with a third party for the ownership and operation of The JAX restaurant which serves breakfast and lunch, and features trendy sweets, deli items and sandwiches.

Convention Center

           Riviera Las Vegas features 160,000 square feet of convention, meeting and banquet space. The convention center is one of the larger in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. Riviera Las Vegas hosted 310 conventions in 2005. The hotel currently has over 609,000 convention-related advance bookings of rooms through 2009, consisting of over 397,000 definite bookings and over 212,000 tentative bookings. In 2005 approximately 34.4% of the hotel's rooms were occupied for conventions. Based on current bookings we estimate that 34.6% of the rooms will be occupied for conventions in 2006.

           The Royal Pavilion portion of the convention center, which opened in February 1999 and comprises approximately 60,000 square feet of our convention facility, features state-of-the-art convention, meeting and banquet facilities, teleconferencing, wireless Internet and satellite uplink capability, and 12 skyboxes. The additional convention space at the Las Vegas and Mandalay Convention Centers has enabled Las Vegas to attract and book new conventions that may have had date and exhibit space conflicts in the past. Our flexibility of meeting space and proximity to the Las Vegas Convention Center continue to position us to increase our mix of small meetings and conventions, as well as new multi-hotel conventions booked into the Las Vegas Convention Center.

Entertainment

           Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas, offering a variety of regularly scheduled shows and special appearances by headline entertainers. We believe entertainment provides an effective marketing tool to attract our customers. Riviera Las Vegas' entertainment program includes such well received shows as Splash(R) (a variety show), An Evening at La Cage(R) (a female impersonation show), Crazy Girls(R) (an adult revue), and featured comedians at the Riviera Comedy Club as well as a variety of regularly scheduled shows in our LeBistro Theater. We update our shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with our emphasis on mid-level customers.

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
                                                                    ---
                                                                  2,365

           We opened a nightclub in 2005, Syn City, which operates five nights per week in our Le Bistro Theater. Syn City opens at 12:00 am, which allows us to continue to offer a variety of entertainment in the Le Bistro Theater prior to 12:00 am and during Syn City nights off.

           We believe that our substantial entertainment revenue is attributable to the popularity of the in-house productions supplemented by focused marketing and consistent advertising messages.

Future Expansion Possibilities

           We continue to explore the possible development of an approximately 60,000 square-foot entertainment complex to be constructed directly over the casino, which could contain specialty themed entertainment that would appeal to Riviera Las Vegas' main target audience, adults aged 45 to 65. The exit from the complex would deliver patrons to the casino.

           We are exploring a number of options for the development of our existing 26-acre site. These options include a joint venture for the development of a condominium, time-share or an additional hotel tower and parking garage. Under the terms of the indenture governing our $215 million 11% Senior Secured Notes (the "Note Indenture"), we could contribute up to 6 acres of land to such projects, and if we decide to develop a hotel, condominium or time-share tower, a third party could construct and sell condominium or time-share units and arrange financing. We believe that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base for additional casino customers. The development of a condominium tower, time-share tower, hotel tower or parking facility would require additional financing and, in the case of a condominium or time-share tower, a joint venture partner, none of which we have in place at this time.

Marketing Strategies-Las Vegas

           We have recently contracted outside marketing consultants to help us review our current programs and promotional offerings to help us remain competitive in the market. In addition to our focus on maximizing gaming revenues, we believe another key to our continued success is the expansion of our core conventioneer customer base.

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

           Create Repeat Customers

           Generating customer loyalty is a critical component of our business strategy, as retaining customers is less expensive than attracting new ones. We have developed a focused and coordinated marketing program intended to develop a loyal customer base which emphasizes (1) providing a high level of service to our customers to ensure an enjoyable experience while at the Riviera Las Vegas,
(2) responding to customer surveys and (3) focusing marketing efforts and promotional programs on customers with positive gaming profiles. We believe the implementation of our new player tracking system will help us retain customers. We use our research data to tailor promotional offers to the specific tastes of targeted customers. All slot and table players are encouraged to join the Riviera Las Vegas Player's Club which tracks their level of play, and to fill out surveys that provide us with helpful information and personal preferences. Members of the Riviera Las Vegas Player's Club earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or cash rebates. We make promotional offers to qualifying customers through direct mail, telemarketing and e-mail. We design promotional offers targeted at certain mid-level gaming patrons that are expected to provide significant revenues based upon their historical gaming patterns. We contact these customers through a combination of direct mail and telemarketing by an in-house marketing staff, an outside consultant and independent representatives located in major cities. Riviera Las Vegas uses a proprietary database which is linked to our player tracking system to help identify customers' requirements and preferences, thereby allowing Riviera Las Vegas to customize promotions to attract repeat visitors. We offer customers personalized service, credit availability and access to a variety of complimentary or reduced-rate room, dinner and entertainment reservations. We use a specialized multi-tiered marketing approach to attract customers in each of our major markets. Slot and table game tournaments and special events are designed for specific levels of play. Utilizing our proprietary database, our marketing department targets and invites the customers most appropriate for the customized events. In addition, we host an array of special events, including slot and table game tournaments, designed to attract customers for an extended stay. We have found that this individualized marketing approach has provided significant revenues and profitable repeat business.

           Provide Extensive Entertainment Options

           We also focus on attracting our guests through a range of entertainment opportunities. Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas with a variety of regularly scheduled shows and special appearances by headline entertainers. In addition to providing a positive impact on our profitability, the shows attract additional gaming revenue. Surveys conducted in September of 2005 indicate that approximately 67% of the 2005 show patrons came from outside the hotel and approximately 72% of these individuals gambled at Riviera Las Vegas before or after the shows.

           Attract Walk-In Traffic

           We seek to maximize the number of people who patronize the Riviera Las Vegas but who are not guests in the hotel by capitalizing on Riviera Las Vegas' prime Las Vegas Strip location, convention center proximity and several popular in-house productions. Riviera Las Vegas is well situated on the Las Vegas Strip near Circus Circus, Stardust Hotel & Casino, Sahara Hotel & Casino, Las Vegas Hilton, the Las Vegas Convention Center, Wynn Las Vegas, as well as numerous non-gaming condominium and time-share projects which are either planned or under construction within walking distance of our casino. We strive to attract customers from those facilities, as well as capitalize on the visitors in Las Vegas in general, with the goal of increasing walk-in traffic by (1) promoting Penny Town, (2) providing a variety of quality, value-priced entertainment and dining options, and (3) offering the "Free Pull" and the "$40 for $20" slot promotions, and placing them inside the casino.

           Focus on Convention Customers

           This market consists of two groups: (1) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (2) those attending city-wide events, usually held at the Las Vegas Convention Center. Riviera Las Vegas targets convention business because it typically provides patrons willing to pay higher room rates and we are able to provide certain advance planning benefits, since conventions are usually booked two years in advance of the event date. We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rates, banquet and function spending habits. Riviera Las Vegas also benefits from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. In 2005 we derived 34.4%of our hotel occupancy and 42.3% of our room revenues from convention customers and we consider them to be a critical component of our customer base. We believe that the completed expansion of Riviera Las Vegas' convention facility in February 1999, from 100,000 to 160,000 square feet, has accommodated the growth in size and number of groups that presently use the facility, attracted new convention groups and increased the percentage of rooms occupied by conventioneers.

           We have found that many of our customers use tour and travel "package" options to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods enabling us to maintain occupancy rates at the highest levels throughout the year. We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. Our four largest tour and travel operators currently account for approximately 13.1% of total available rooms and 14.2% of occupied rooms. We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat slot customers. Several national tour operators canceled their Las Vegas charters late in the first quarter of 2005 and repositioned them to Mexican tour charters. Operators advised that the Mexican tour product is more profitable than the Las Vegas tour product.

           Internet

           The Internet segment of our business remained stable in 2005. This segment attracts customers in search of a bargain, those making last-minute travel arrangements and those who have the confidence in and find it convenient to book rooms over the Internet. In both 2004 and 2005, our Internet bookings accounted for approximately 11.6% of total available rooms and 12.6% of occupied rooms.

Riviera Black Hawk

Business

           Riviera Black Hawk opened on February 4, 2000. Located in Black Hawk, Colorado, approximately 40 miles west of Denver, our casino is the first casino encountered by patrons arriving from Denver on Highway 119. Our casino features the third largest number of gaming devices in the market with approximately 1,000 slot machines and 10 blackjack tables. In Colorado, each slot machine or table game is considered one gaming device.

           We also offer a variety of non-gaming amenities designed to help differentiate our casino including:

o parking spaces for 520 vehicles, of which 92% are covered, with c onvenient and free self-park and valet options;

o        a 252-seat casual buffet-styled restaurant;

o        a delicatessen;

o        two themed bars; and

o        an entertainment center with seating for approximately 400 people.

           The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market, have been gaining market share and have contributed to the consistent growth in the overall market. As of December 31, 2005, there were 26 casinos in the Black Hawk/Central City market, with 11 casinos each offering more than 400 gaming devices. The Isle of Capri, located across the street from our casino, with 1,426 gaming machines and 1,100 covered parking spaces, has been the market leader in terms of win per gaming device.

Marketing strategy

           We attract customers to our casino by implementing marketing strategies and promotions designed specifically for this market. In so doing, we hope to create customer loyalty and benefit from repeat visits by our customers. Specific marketing programs to support this strategy include the Riviera Black Hawk Player's Club and "V.I.P." services offered to repeat gaming customers. The Riviera Black Hawk Player's Club is a promotion that rewards casino play and repeat visits to the casino with various privileges and amenities such as cash bonuses, logo gift items and invitations to special events, such as parties and concerts. We have used the Player's Club promotion in our casino in Las Vegas and have tailored it for the Black Hawk/Central City market to implement it at Riviera Black Hawk. "V.I.P." services are available to the highest level of players and include special valet and self-parking services, complimentary food and entertainment offerings and special events specifically designed for this group of customers.

           We benefit from strong walk-in traffic due to the proximity of our casino to the Colorado Central Station and the Isle of Capri Casino. We have and continue to develop specific marketing programs designed to attract these walk-in customers. We emphasize quality food and beverage amenities with friendly service as a marketing tool. In addition, we provide entertainment programs designed to meet the tastes of the Black Hawk/Central City market, such as live music performances by popular regional and national groups.


           We rely on database marketing in order to best identify target customer segments of the population and to tailor our casino's promotions and amenities to our core group of customers. We use the current database to identify and stratify slot players living primarily in Colorado for appropriate incentives. Approximately 298,000 of these slot players have been identified as of December 31, 2005. In addition, we promote our casino by advertising in newspapers and on the radio in the local areas.

Geographical Markets

The Las Vegas Market

           Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the LVCVA, the number of visitors who traveled to Las Vegas during the 19-year period from 1986 through 2005 increased at a steady and significant rate from approximately 15.2 million in 1986 to approximately 38.6 million in 2005, representing a 154% increase during that 19-year period. Approximately 35.1 million people visited Las Vegas in 2002,
35.5 million in 2003, 37.4 million in 2004 and 38.6 million in 2005. Clark County gaming continued to be a strong and growing business. Clark County gaming revenues increased from $2.4 billion in 1986 to $9.7_billion in 2005, a 304% increase during that period. Clark County gaming revenues were $7.6 billion in 2002, $7.8 billion in 2003, $8.7 billion in 2004 and $9.7 billion in 2005. The terrorist attacks of September 11, 2001 had an adverse effect on the number of visitors traveling to Las Vegas. Similar events in the future could have an adverse effect on the number of visitors traveling to Las Vegas.

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

           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by over 99% from approximately 67,000 at the end of 1989 to approximately 133,186 at the end of 2005, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate met or exceeded 84% for each of the years from 1993 through 2005, with a hotel occupancy rate of 91.8% in 2005. During 2005, approximately 3,800 new hotel rooms opened in Las Vegas.

           We believe that the growth in the Las Vegas market has been enhanced as a result of: (1) a dedicated program by the LVCVA and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (2) the increased capacity of McCarran International Airport and (3) the introduction of large themed "must see" destination resorts in Las Vegas. In 1988, approximately 1.7 million delegates attended conventions in Las Vegas and generated approximately $1.2 billion of economic impact. The number of convention delegates increased to over 6.1 million in 2005 with an economic impact in excess of $7.6 _ billion.

           The Las Vegas Convention and Visitors Authority announced that they have received approval for an $800 million dollar expansion that will add 350,000 feet of general session and meeting break out rooms and improve traffic flows between the North and South convention halls. This will enable them to pursue several large conventions that require large general session space that has not been available in the past. The new space will benefit hotel properties located in close proximity to the Convention Center.

           During the past 12 years, McCarran International Airport has expanded its facilities to accommodate the increased number of airlines and passengers, which it services. The number of passengers traveling through McCarran International Airport has increased from approximately 22.5 million in 1993 to an estimated 44.3 million in 2005. McCarran International Airport is ranked the 10th and 6th busiest airports in the world and North America, respectively, based on passenger activity.

The Black Hawk/Central City Market

           Gaming was first introduced to the Black Hawk/Central City market in October 1991 following a statewide referendum where Colorado voters approved limited stakes gaming for three historic mining towns, namely Black Hawk, Central City and Cripple Creek. Limited stakes gaming is defined as a maximum single bet of $5.00. Black Hawk and Central City are contiguous cities located approximately 40 miles west of Denver and about 10 miles north of Interstate Highway 70, the main east-west artery from Denver. Historically, these two gold mining communities were popular tourist towns. However, since the inception of casino gaming in October 1991, gaming establishments have displaced many of the former tourist-related businesses.

           The first casino in the Black Hawk/Central City market opened in October 1991, with 13 casinos open by the end of that year. The pace of expansion increased in 1992 with the number of casinos in the market peaking at
42. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better-capitalized operators, the number of casinos has declined to 26 as of December 31, 2005.

           The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. According to the 2004 census estimates the population of the Denver metropolitan area was about 2,830,000.

           Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 59% from 7,252 in 1992 to 11,539 in 2005. Gaming revenues in the Black Hawk/Central City market increased by approximately 4% in 2005 over 2004. The City of Black Hawk itself experienced an approximate 1% increase in gaming revenue in 2005.

           The City of Black Hawk has experienced more significant growth in gaming revenues than Central City since 1992. The popularity of Black Hawk in comparison to Central City is due primarily to Black Hawk's superior access to major highways, as patrons must first pass through Black Hawk to access Central City from Denver. There is, however, a new road that opened in November 2004, which links Central City directly with Interstate 70, that allows customers to reach Central City without driving through Black Hawk. As a result of this new access road Central City gaming revenues grew by 36 % in 2005 compared to only 1% growth for Black Hawk. Despite the impressive growth experienced by Central City casinos in 2005, gaming revenues in Central City still represent only 12 % of the total gaming revenues for the Central City/Black Hawk market. Although the new road allows customers to access Central City directly, most customers continue to frequent Black Hawk casinos because of the superior amenities Black Hawk casinos offer. Due to this superior location, larger casino operators have focused on building in Black Hawk. As a result, casinos in Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and convenient free parking for patrons.

           The expansion of Riviera Black Hawk and the construction of a pedestrian bridge to the Isle of Capri Casino, which was to begin May of 2005, have been put on hold. We have expensed approximately $467,000 in 2005, which we had previously reported as construction in progress in our financial statements during the first three quarters of 2005. Although the City of Black Hawk has endorsed the construction of a bridge over Main Street connecting Riviera Black Hawk to the Isle of Capri Casino and drafted the agreements necessary for the parties to proceed, Riviera Black Hawk and the Isle of Capri Casino have not yet negotiated an acceptable construction easement agreement.

           On June 21, 2005 a major rockslide closed Highway 6, the major access road to the Black Hawk/Central City market. Highway 6 did not reopen until September 13, 2005. The closure of Highway 6 for most of the summer had an adverse impact on gaming revenues for Riviera Black Hawk and other casinos located in Black Hawk.

Management Activities and New Venue Prospects

           In order to capitalize on our expertise and reputation as a successful operator of casino properties, we formed Riviera Gaming Management, Inc., our wholly owned subsidiary, for the primary purpose of obtaining casino management contracts in Nevada and other jurisdictions. Riviera Gaming Management offers services such as assisting new venue license applicants in designing and planning their gaming operations and managing the start-up of new gaming operations. These services include casino design, equipment selection, and employee recruitment and training, control and accounting systems development and marketing programs. We believe that management contracts provide high margin income with limited additional overhead and little or no capital expenditure requirements. We are continually evaluating opportunities to manage other casinos/hotels. Our objective is to obtain the right to a substantial equity position in projects we would manage as part of the compensation for our services.

           We filed an application with the Missouri Gaming Commission in October of 2002 for a casino/hotel development project in Jefferson County, Missouri, approximately 22 miles south of downtown St. Louis. Other applicants had also filed applications for development projects in and around the St. Louis metropolitan area. In August 2004, the Missouri Gaming Commission granted two licenses to another applicant.

           We filed an application with the New Mexico Racing Commission in March of 2002 for a "racino" in Hobbs, New Mexico. We and three other prospective licensees made presentations to the Commission in November of 2003. The Commission awarded the racino license to one of the other applicants.

           The significant contribution of our Black Hawk property to our shareholder value reinforces our effort to diversify into new venues, and we review appropriate opportunities to expand and become a larger multi-jurisdictional casino company. We will continue to pursue contacts to manage other casino properties, which may include financially distressed casino properties where we believe we may be able to affect a turn-around and where we can obtain a significant equity stake. However, these opportunities have generally declined, as the consolidation of the industry has resulted in spin-offs of less profitable riverboats and land-based properties at a high multiple of earnings. Unless and until those multiples decline, we do not anticipate that our diversification efforts will come to fruition.

Competition

Las Vegas, Nevada

           Intense competition exists among companies in the gaming industry, many of which have significantly greater resources than we do. Riviera Las Vegas faces competition from all other casinos and hotels in the Las Vegas area. We believe that our most direct competition comes from certain large casino/hotels located on or near the Las Vegas Strip, which offer amenities and marketing programs similar to those offered by Riviera Las Vegas.

           Las Vegas gaming square footage and room capacity are continuing to grow and are expected to continue to increase during the next several years.

           During 2005, approximately 4500 new hotel rooms opened, and as of December 31, 2005, there were approximately 3600 hotel/motel rooms expected to open in 2006. Existing and future expansions, additions and enhancements to existing properties and construction of new properties by our competitors could divert business from our facilities. There can be no assurance that we will compete successfully in the Las Vegas market in the future.

           During 2005, available room nights in the Las Vegas market increased from approximately 47.4 million to approximately 48.5 million, or 2.5%, while total room nights occupied increased from approximately 41.9 million to approximately 43.2 million, or 2.9%. The ending room inventory at December 31, 2005 was approximately 133,200. At Riviera Las Vegas, room occupancy increased from 92.6% in 2004 to 92.6% in 2005 (higher than the Las Vegas hotel average of 91.8%). Room rates increased by $7.03, or 10.8% from $64.81 in 2004 to $71.84_in
2005. Revenue per available room (Rev/Par) increased $6.52 or 10.9% from $59.99 in 2004 to $66.51 in 2005.

           We also compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations (including Internet gaming). In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states. Any future development of casinos, lotteries or other forms of gaming in other states, particularly areas close to Nevada, such as California, could have a material adverse effect on our results of operations.

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

           Our current business is highly dependent on gaming in Las Vegas. Riviera Las Vegas derives a substantial percentage of its business from tourists, including customers from southern California and the southwestern United States. Weakness in the economy of southern California has in the past, and could in the future, adversely affect our financial results. The events of September 11, 2001 had the most serious effect on our financial results. Similar events in the future could also have a material adverse effect on our financial results.

Black Hawk, Colorado

           The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 2005, there were 26 gaming facilities in the Black Hawk market with 11 casinos each offering more than 400 gaming positions. Additional projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market.

           The gaming facilities near the intersection of Main and Mill Streets provide significant competition to our casino. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located across the street from our casino and has 824 slot machines, 16 gaming tables, approximately 1,250 parking spaces and 160 hotel rooms. The Isle of Capri Casino, the most successful casino in Colorado, is located directly across the street from our casino and features approximately 1,426 slot machines, 21 table games, 1,100 parking spaces, and 238 hotel rooms. An expansion and renovation to Main Street is expected to be complete in the second quarter of 2006. After the expansion of Main Street is complete, Riviera Black Hawk will become the first property on Main Street accessible to all customers traveling to Black Hawk from the Denver Metro area via State Route 119. Our parking garage will be the first and most easily accessible parking garage directly from Main Street.

           The number of hotel rooms currently in the Black Hawk/Central City market is approximately 566, with only four gaming facilities providing hotel accommodations. These include Fortune Valley (formerly Harvey's Wagon Wheel Casino Hotel) with approximately 118 rooms, the Lodge at Black Hawk with approximately 50 rooms, the Isle of Capri Casino with 238 rooms and Colorado Central Station with 160 rooms. Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. However, we believe that self-parking is a more effective utilization of our available space and that providing hotel accommodations will not be a significant competitive factor, but instead will contribute to growth in the overall market.

           Historically, the city of Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. However, there is a new road that opened in November 2004, which links Central City directly with Interstate 70 and allows customers to reach Central City without driving through Black Hawk. Although this road allows customers to directly access Central City, we believe that most customers will continue to frequent Black Hawk casinos because of the superior amenities Black Hawk casinos offer. This new road provides additional access to the Black Hawk/Central City market, which is especially important on weekends when the traditional road system is overburdened. We believe the new access road is important for the continued growth of the market. The new access road proved valuable between June 21st and September 13th of 2005 when a major rockslide closed Highway 6, the major route customers from the Denver area take to the Black Hawk/Central City market.

           Limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver would likely have a material adverse effect on our results of operations. We also compete with other forms of gaming in Colorado, including lottery gaming, and horse and dog racing, as well as other forms of entertainment.

           It is also possible that new forms of gaming could compete with our casino. Currently, Colorado law does not authorize video lottery terminals. However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. The player may be awarded a ticket, which can be exchanged for cash or credit play. This form of gaming could compete with slot machine gaming. Voters in the State of Colorado have rejected a proposal, which would have authorized video lottery terminals in five racetracks in Colorado. However, there is no guarantee that such a proposal or similar one will not be approved in the future.

           Pursuant to a license agreement, Riviera Las Vegas licenses the use at Riviera Black Hawk of all of the trademarks, service marks and logos used by Riviera Las Vegas. The license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

Riviera Las Vegas

           As of December 31, 2005, Riviera Las Vegas had 1,343 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 791 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians, painters and teamsters. Riviera Las Vegas' agreement with the Painters Union was successfully negotiated in 2005 and expires on May 31, 2010. The Carpenters' Union agreement expired on July 31, 2005, and a one-year extension was negotiated at the request of the union. Negotiation with the Carpenters' Union for a new multiyear agreement will commence in early 2006. Agreements with the Southern Nevada Culinary and Bartenders Union, covering the majority of our unionized employees, were renegotiated in 2002 and expire in 2007, as does the agreement with the Stagehands Union. The agreement with the Teamsters Union expires in 2008 while the Operating Engineers Union and Electrician Union agreements expire in 2009. The collective bargaining agreement with the Musicians Union expired in 1999. After almost six years following expiration of this contract, Riviera Las Vegas has entered into negotiations with the Musicians' Union at that union's request. On June 17, 2002, the Teamsters Union filed a petition with the National Labor Relations Board to represent the clerks in our marketing department. On July 26, 2002, the marketing clerks voted in favor of representation by the Teamsters Union. On February 23, 2004, at the request of the affected employees, the Teamsters Union withdrew its interest in the representation of the marketing clerks. Although unions have been active in Las Vegas, Riviera Las Vegas considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Las Vegas.

Riviera Black Hawk

           As of December 31, 2005, Riviera Black Hawk had 269 full-time equivalent employees, none of whom are covered by collective bargaining contracts. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

           There are currently no collective bargaining agreements in Black Hawk casinos.

Regulation and Licensing

Nevada

Nevada Gaming Authorities

           The ownership and operation of casino gaming facilities in Nevada are subject to: (1) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (2) various local ordinances and regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the State of Nevada Gaming Control Board (the "Nevada Board"), the Clark County Business Department and the Clark County liquor/gaming authorities (collectively, the "Clark County Board"), all of which are collectively referred to as the "Nevada Gaming Authorities."

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

           Riviera Operating Corporation is required to be and is licensed by the Nevada Gaming Authorities (a "Corporate Licensee"). The gaming license held by Riviera Operating Corporation requires the periodic payment of fees and taxes and is not transferable. Riviera Operating Corporation is also licensed as a manufacturer and distributor of gaming devices. Such licenses require the periodic payment of fees and are not transferable. We are registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and have been found suitable to own the stock of Riviera Operating Corporation. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information, which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Riviera Operating Corporation without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and Riviera Operating Corporation have obtained, from the Nevada Gaming Authorities, the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

           The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or Riviera Operating Corporation in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Riviera Operating Corporation must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in the gaming activities of Riviera Operating Corporation may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Any change in a corporate position by a licensed person must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

           If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Riviera Operating Corporation, or us we would have to sever all relationships with such person. In addition, the Nevada Commission may require us or Riviera Operating Corporation to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

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

           Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of stock if the record owner, after request, fails to identify the beneficial owner. Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or Riviera Operating Corporation, we (1) pay that person any dividend or interest upon voting our securities, (2) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (3) pay remuneration in any form to that person for services rendered or otherwise, or (4) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

           The Nevada Commission may, in its discretion, require the holder of any of our debt securities to file applications, be investigated and be found suitable to own such securities, if it has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, we can be sanctioned, which may include the loss of our approvals, if without the prior approval of the Nevada Commission, we (1) pay to the unsuitable person any dividend, interest, or any distribution whatsoever, (2) recognize any voting right by such unsuitable person in connection with such securities, (3) pay the unsuitable person remuneration in any form; or (4) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

           We are required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, the Nevada Commission has not imposed such a requirement on us.

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

           The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada corporate gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

Other Nevada Regulation

           The sale of alcoholic beverages at Riviera Las Vegas is subject to licensing, control and regulation by the Clark County Board. All licenses are revocable and none of them are transferable. The Clark County Board has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on our operations.

Colorado

Colorado Gaming and Liquor Regulation

Summary

           In general, Riviera Black Hawk, its principal executive officers and those of Riviera Holdings Corporation, and any Riviera Black Hawk employees who are involved in Colorado gaming operations are required to be found suitable for licensure by the Colorado Gaming Commission (the "Colorado Commission"). Colorado also requires that persons owning, directly or indirectly 5% or more of our stock be certified as suitable for licensure. Riviera Black Hawk's original retail gaming license was approved by the Colorado Commission on November 18, 1999, and has been renewed each subsequent year.

Background

           Pursuant to an amendment to the Colorado Constitution (the "Colorado Amendment"), limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Limited stakes gaming means a maximum single bet of five dollars on slot machines and in the card games of blackjack and poker.

           Limited stakes gaming is confined to the commercial district of Black Hawk, as defined by Black Hawk on May 4, 1978. In addition, the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, and which conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming. The Colorado Amendment also prohibits limited stakes gaming between the hours of 2:00 a.m. and 8:00 a.m., and allows limited stakes gaming in establishments licensed to sell alcoholic beverages.

           Further, the Colorado Limited Gaming Act of 1991 (the "Colorado Act") provides that, in addition to any applicable license fees, a gaming tax shall be imposed upon retail gaming licensees (casinos) up to a maximum of 40% of the adjusted gross proceeds (AGP) derived from limited stakes gaming. AGP is generally defined as the total amounts wagered less payouts to players, except for poker in which AGP means the monies retained by the casino as compensation (the "rake"). The tax rates are set by the Colorado Commission annually.

           The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; gaming is free from criminal and corruptive elements; (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other affirmative Colorado Commission approval has any right to a license or to the granting of the approval sought. Any license issued or other Colorado Commission approval granted pursuant to the provisions of the Colorado Act is a revocable privilege, and no holder acquires any vested rights therein.

Regulatory Structure

           The Colorado Act subjects the ownership and operation of limited stakes gaming facilities in Colorado to extensive licensing and regulation by the Colorado Commission. The Colorado Commission has full and exclusive authority to promulgate, and has promulgated, rules and regulations governing the licensing, conduct and operation of limited stakes gaming. The Colorado Act also created the Colorado Division of Gaming within the Colorado Revenue Department to license, regulate and supervise the conduct of limited stakes gaming in Colorado. The division is supervised and administered by the Director of the Division of Gaming.

Gaming Licenses

           The Colorado Commission may issue the following licenses applicable to the operation of Riviera Black Hawk:

o        operator;

o        retail gaming;

o        support; and

o        key employee.

           The first two licenses require annual renewal by the Colorado Commission. Support and key employee licenses are issued for two-year periods and are renewable by the Division of Gaming Director. The Colorado Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

           An applicant for a gaming license must complete comprehensive application forms, pay required fees and provide all information required by the Colorado Commission and the Division of Gaming. Prior to licensure, applicants must satisfy the Colorado Commission that they are suitable for licensing. Applicants have the burden of proving their qualifications and must pay the full cost of any background investigations. There is no limit on the cost of, or the time it takes to complete, such background investigations.

           Gaming employees must hold either a support or key employee license. Every large retail gaming licensee, such as Riviera Black Hawk, must have a key employee licensee on premises and in charge of all limited stakes gaming activities when limited stakes gaming is being conducted. The Colorado Commission may determine that a gaming employee is a key employee and require that such person apply for a key employee license.

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

           The Colorado Act and regulations thereunder (the "Colorado Regulations") require that every officer, director, and stockholder of private corporations, or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding a 5% or greater interest or controlling interest in a publicly traded corporation, or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest, of any kind, in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

           Persons found unsuitable by the Colorado Commission may be required immediately to terminate any interest, association, or agreement with, or relationship to, a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's application. A license approval may be conditioned upon the termination of any relationship with unsuitable persons. A person may be found unsuitable because of prior acts, associations or financial conditions. Acts that would lead to a finding of unsuitability include, among others, those that would violate the Colorado Act or the Colorado Regulations or that contravene the legislative purpose of the Colorado Act.

Duties of Licensees

           A licensee must keep the Division of Gaming advised of its business operations including, but not limited to, gaming contracts and leases. All rules for the conduct of gaming activity pursuant to the Colorado Act or the Colorado Regulations must be strictly followed.

           Licensees, such as Riviera Black Hawk, have a continuing duty to report immediately to the Division of Gaming the name, date of birth and social security number of each person who obtains an ownership, financial or equity interest in the licensee of 5% or greater, who has the ability to control the licensee, who has the ability to exercise significant influence over the licensee or who loans any money or other thing of value to the licensee. Licensees must report to the Division of Gaming all gaming licenses, and all applications for gaming licenses, in foreign jurisdictions.

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

Taxes, Fees and Fines

           The Colorado Amendment requires each retail gaming licensee to pay in monthly increments an annual tax of up to 40% on its AGP derived from limited stakes gaming. Annually during April, May, and June, the Colorado Commission, as mandated by the Colorado Regulations, conducts rule-making hearings concerning the gaming tax rate and device fee rate for the subsequent gaming year. The gaming year begins on July 1st. However, during such hearings rigid adherence to addressing only specific, designated subjects related to the gaming taxes is not required, and there is not a limit to the time or practical restriction on the subject matters which the Colorado Commission may consider in determining the various tax rates. Currently, the gaming tax is:

o        0.25% on the first $2 million of these amounts;

o        2% on amounts from $2 million to $4 million;

o        4% on amounts from $4 million to $5 million;

o        11% on amounts from $5 million to $10 million;

o        16% on amounts from $10 million to $15 million; and

o        20% on amounts over $15 million.

           The municipality of Black Hawk assesses an annual device fee of $750.00 per device on all gaming devices exceeding 50. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city. In addition, a business improvement fee of as much as $7.42 per device and a monthly transportation authority device fee of $6.41 per device also may apply depending upon the location of the licensed premises in Black Hawk.

           Black Hawk also imposes taxes and fees on other aspects of the businesses of retail gaming licensees, such as parking, alcoholic beverage licenses and other municipal taxes and fees. Significant increases in these fees and taxes, or the imposition of new taxes and fees may occur.

           Violation of the Colorado Act or the Colorado Regulations generally constitutes a class 1 misdemeanor, except as may be specifically provided otherwise in the Colorado Act, which may subject the violator to fines or incarceration or both. A licensee who violates the Colorado Act or Colorado Regulations is subject to suspension of the license for a period of up to six months, fines or both, or to license revocation.

Requirements for Publicly Traded Corporations

           The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term "publicly traded corporation" includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation, or a subsidiary, intermediary company or holding company, has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by said entity, the Colorado Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

         Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than ten business days after the initial filing of a registration statement with the Securities and Exchange Commission. Licensed, publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that: restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders' investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted, they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

         Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of either (1) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of organization the Rule 4.5 charter language provisions, or (2) a 5% or greater beneficial interest in a gaming licensee, directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, (collectively such persons are hereinafter referred to as the "qualifying persons"), shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

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

           There are various classes of retail liquor licenses, which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. Even though a retail gaming licensee may be issued one of the various classes of retail liquor licenses, such gaming licensee, and persons affiliated with that licensee, are subject to restrictions concerning what other types of liquor licenses they may hold. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority (e.g., the City of Black Hawk) prior to approval of the same. The Colorado Department of Revenue's Liquor Enforcement Division must also approve the application. Riviera Black Hawk's hotel and restaurant license has been approved by both the local licensing authority and the State Division of Liquor Enforcement. Such license must be, and has been, renewed annually since its issuance.

Federal Registration

           Riviera Operating Corporation is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines. All requisite filings for the present year have been made.

Item 1A.  Risk Factors

           An investment in our common stock involves a high degree of risk. We operate in a highly competitive, dynamic and rapidly changing industry that involves numerous risks and uncertainties. Moreover, our debt instruments impose restrictions on us that are for the benefit of certain of our creditors, but not necessarily for our stockholders or us. Anyone who is making an investment decision regarding our stock should carefully consider the following risk factors, as well as the other information contained or incorporated by reference in this report. The risks and uncertainties described below are those that we currently believe may materially affect our company or your investment. Other risks and uncertainties that we do not presently consider to be material, or of which we are not presently aware, may become important factors that adversely affect our stockholders or us in the future. If any of the risks discussed below actually materialize, then our business, financial condition, operating results, cash flows and future prospects, or your investment in our stock, could be materially and adversely affected, resulting in a loss of all or part of your investment.

     Risks Relating To Our Business And Our Capital Structure We face significant competition in the two markets where we operate.

           Competition in the Las Vegas and Black Hawk/Central City gaming markets has intensified over the last several years and is continuing to do so.

           In Las Vegas, this has resulted from significant increases in hotel rooms, casino sizes and convention, trade show and meeting facilities. Our success depends on the success of Riviera Las Vegas and its ability to attract visitors and to continue operating successfully. Riviera Las Vegas competes with high-end, middle market and other casinos resort properties and hotels, including those located on or near the Las Vegas Strip or in downtown Las Vegas, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, shopping and restaurant facilities, theme and size. Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, approximately ten additional major gaming properties in the downtown area and many additional gaming properties located in other areas of Las Vegas. Companies that have more than one hotel/casino facility operate many of these properties, and many have greater name recognition and financial and marketing resources than we do and market to the same target demographic groups as we do. Furthermore, additional major hotel/casino openings and significant expansion of existing properties, containing a large number of hotel rooms and attractions, are expected to occur in Las Vegas in the coming years, which will put even further pressure on us to remain competitive.

           In Black Hawk/Central City, the primary competitive factors are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. Two of the most successful casinos in Colorado are located directly across the street from, and are considerably larger than, Riviera Black Hawk. Three other casinos in our market offer hotel accommodations as well as gaming facilities, and thereby have some competitive advantages over us. Also, a road which opened in November 2004 and which enables drivers to bypass Black Hawk on their way to Central City, may give our Central City competitors an advantage over us.

           There have also been efforts in Colorado by Native American tribes to acquire land to use for construction of a casino that would operate without the limitations imposed on the Colorado casino industry, and efforts by other parties to amend the Colorado Constitution to permit installation of slot machines at five racetracks. Thus far, the Native American casino initiatives in Colorado have either been rejected or have failed to win support from government authorities, and in 2003 a race track/slot machine initiative was rejected by Colorado voters. Nevertheless, if either of these types of initiatives were to be pursued further in Colorado and gain the necessary approvals, then our Colorado operations could be adversely affected.

           In addition to the competition that we face from our competitors in Las Vegas and Colorado, we face substantial competition from other companies in the gaming industry generally, such as land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land in California and elsewhere, and other forms of legalized gambling. If other casinos operate more successfully, if other existing gaming properties continue to be enhanced or expanded, or if additional hotels and casinos are established in or around the locations where we conduct business, we may lose market share.

           The number of casinos on Native American lands has increased since enactment of the Indian Gaming Regulatory Act of 1988. In 2000 California voters approved an amendment to the California Constitution that allows Las Vegas-style gaming on Native America lands in that state. While new gaming jurisdictions generally have not materially impacted Las Vegas, the expansion of gaming into California poses a more serious threat to the continued growth of Las Vegas.

           We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering and card parlors. In particular, the legalization of gaming or the expansion of legalized gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition, results of operations and future prospects.

           Increased competition may also require us to make substantial capital expenditures to maintain or enhance the competitive positions of our two properties. Because we are highly leveraged, after we satisfy our obligations under our outstanding indebtedness we might not have sufficient financing to make such expenditures. If we are unable to make such expenditures, our competitive position, results of operations and future prospects could be materially adversely affected.

         We Only Operate in Two Markets, Which Exposes Us To Greater Risks Than
           Gaming Companies With More Operating Properties Or A Presence In More Markets.

           We do not have material assets or operations other than Riviera Las Vegas and Riviera Black Hawk. Therefore, we will be entirely dependent upon these two properties for all of our cash flow unless and until we develop other properties, which might never happen. This makes us more sensitive to events and conditions affecting the markets in which we operate, including the following:

         o  local economic and competitive conditions,
         o inaccessibility due to weather conditions, road construction or closure of primary access routes; o decline in air passenger traffic due to higher ticket costs or fears concerning air travel; o a decline in automobile traffic due to higher gasoline prices; o changes in state and local laws and regulations, including those affecting gaming; o an increase in the cost of electrical power for Riviera Las Vegas as a result of, among other things, power shortages in
           California or other western states with which Nevada shares a single regional power grid; and o a decline in the number of visitors to Las Vegas or the number of Colorado residents who visit Black Hawk.

Our Significant Indebtedness Could Adversely Affect Our Financial Health And Prevent Us From Fulfilling Our Obligations Under Our Outstanding Indebtedness.

           We have a significant amount of debt, which could have important consequences to our stockholders and significant effects on our business and our ability to satisfy our debt obligations. For example, it could:

         o increase our vulnerability to adverse economic or industry conditions or a downturn in our business;
         o limit our ability to redeem our 11% Senior Secured Notes ("11% Notes") if we are required to do so as a result of a change in control of our company or due to regulatory requirements;
         o result in an event of default if we fail to comply with the financial and other restrictive covenants in our Note Indenture or our senior secured credit facility, which could result in all of our indebtedness becoming immediately due and payable and would permit certain lenders to foreclose on our assets securing that indebtedness;
         o limit our ability to fund or obtain additional financing for future working capital needs, capital expenditures and other general financial requirements;
         . require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital needs, capital expenditures, development projects, acquisitions and other general corporate purposes;
         . limit our flexibility in planning for, or reacting to, changes in our business and industry; and
         o place us at a competitive disadvantage compared to our competitors that have less debt or whose debt is at lower interest rates and on more favorable terms than our debt.

         We Will Need To Refinance Our 11% Notes In Order To Repay Them, And RefinancingTerms May Be Unfavorable To Us.

         Our ability to repay the 11% Notes on or before the June 15, 2010 maturity date will depend on our ability to refinance them, because our cash flow from operations is insufficient for this purpose. In view of, among other things, our lack of profitability and the other risk factors that we are reporting, we may have to accept refinancing terms that are unfavorable to us. This, in turn, could have further adverse effects on our financial health and our ability to satisfy our debt obligations.

    We Are Dependent On Key Personnel Whom We Might Have Difficulty Replacing.

           Our ability to operate successfully is dependent, in part, upon the continued services of certain of our executive personnel. Our loss of any of them or our inability to attract or retain key employees in the future could have a material adverse effect on us. We have an employment agreement with William L. Westerman, our Chairman of the Board, President and Chief Executive Officer ("CEO") who has been with us or our predecessor company since 1991. Mr. Westerman is employed for an indefinite period, subject to termination by us upon at least 90 days' written notice or termination by him upon at least 180 days' written notice. Mr. Westerman's contract is also subject to earlier termination upon the occurrence of certain events. We cannot assure you that we would find a suitable replacement for Mr. Westerman if he retires or his employment terminates for any other reason. There is a shortage of skilled management-level employees in the gaming industry, which might make it difficult for us to attract and retain qualified personnel at that level, in light of our relatively limited financial and marketing resources, competitive position within the industry and market perceptions about our future prospects.

         Regulations Issued By Gaming Or Other Governmental Authorities Could Adversely Affect Our Operations.

           As owners and operators of gaming facilities, we are subject to extensive governmental regulation. The ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances, which are administered by various federal, state and local government entities and agencies. The gaming authorities in the jurisdictions in which we operate have broad authority and discretion to require us and our officers, directors, managers, employees and certain security holders to obtain various licenses, registrations, permits, findings of suitability or other approvals. To enforce applicable gaming regulations, gaming authorities may, among other things, limit, suspend or revoke the licenses of any gaming entity or individual, and may levy fines against us or individuals or may cause us to forfeit our assets for violations of gaming laws or regulations. Any of these actions would have a material adverse effect on us.

           Nevada and Colorado state and local government authorities require us to obtain gaming licenses and require our officers and key employees to demonstrate suitability to be involved in gaming operations. Those authorities may limit, condition, suspend or revoke a license for any cause they deem reasonable. Also, if we violate any gaming laws or regulations, those authorities may levy substantial fines against us or the individuals involved in the violations. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and future prospects.

           We can not assure you that any new licenses, registrations, findings of suitability, permits and approvals, including for any proposed expansion of our properties or our entry into new markets, will be given or that our existing ones will be renewed when they expire. Any failure to renew or maintain our licenses or receive new licenses when necessary would have a material adverse effect on us.

           We are subject to a variety of other laws, rules and regulations, including those pertaining to zoning, environmental matters, construction, land use and the serving of alcoholic beverages. We also pay substantial taxes and fees in connection with our operations as a gaming company, which taxes and fees are subject to increase or other change at any time. Any changes to these laws could have a material adverse effect on our business, financial condition, results of operations and future prospects.

           Our compliance costs associated with these laws, regulations and licenses are significant. A change in the laws, regulations and licenses applicable to our business or a violation of any of them could require us to make material expenditures or could otherwise materially adversely affect our business, financial condition, results of operations and future prospects.

           In Black Hawk and in other jurisdictions from which we attract customers, or in which we may expand, gaming is subject to local referendum. If the results of a referendum held in a jurisdiction in which we operate were to restrict gaming in whole or in part or if the results of a referendum in a nearby non-gaming jurisdiction were to permit gaming, our results of operations could be negatively impacted.

         We Are Subject To Potential Exposure To Environmental Liabilities.

           Generally, we are subject to various federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply could result in the imposition of severe penalties or restrictions on our operations by governmental agencies or courts. We are not aware of any such exposure at our properties. Riviera Black Hawk is located within a 400-square mile area that in 1983 was designated as the Clear Creek Central/City National Priorities List Site Study Area under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Although Riviera Black Hawk is not within any of the specific areas currently identified for investigation or remediation under that statute, we cannot assure you that environmental problems will not subsequently be discovered, including in connection with any future construction on our property. Furthermore, governmental authorities could broaden their investigations and identify areas of concern within the site, we could be identified as a "potentially responsible party" and any related liability could have a material adverse effect on us. We do not have insurance to cover environmental liabilities, if we incur any.

   Energy Price Increases May Adversely Affect Our Costs Of Operations And Our Revenues

           Our casino properties use significant amounts of electricity, natural gas and other forms of energy. Recent substantial increases in the cost of electricity in the United States have negatively affected our operating results and are likely to continue to do so. The extent of the impact is subject to the magnitude and duration of energy price increases, but this impact could be material. In addition, energy price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which could negatively impact our revenues.

         Our Business, Financial Condition, Results Of Operations And Future Prospects Are Dependent On Many Factors That Are Beyond Our Control.

           The economic health of our business is generally affected by a number of factors that are beyond our control, including:

         . general economic conditions and economic conditions specific to our primary markets;
         . decline in tourism and travel due to concerns about homeland security, terrorism or other destabilizing events;
         . decline in the Las Vegas convention business;
         . intense competitive conditions in the gaming industry, including the effect of such conditions on the pricing of our games and products;
         . changes in the regulatory regimes affecting our business, including changes to applicable gaming, employment, environmental or tax regulations;
         . inaccessibility to our property due to construction on adjoining or nearby properties, streets or walkways;
         . substantial increases in the cost of electricity, natural gas and other forms of energy;
         . local conditions in key gaming markets, including seasonal and weather-related factors;
         . increased transportation costs;
         . levels of disposable income of casino customers;
         . continued increases in health care costs;
         . increases in gaming taxes or fees;
         . the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar;
         . an outbreak or suspicion of an outbreak of an infectious communicable disease; and
         . the adoption of anti-smoking regulations.

Any of these factors could negatively impact our properties or the casino industry generally, and as a result, our business, financial condition and results of operations.

         We May Incur Losses That Are Not Adequately Covered By Insurance.

           Although we maintain insurance that we believe is customary and appropriate for our business, insurance might not be available or adequate to cover all loss or damage to which our business or our assets might be subjected. Since the terrorist attacks of September 11, 2001, insurance coverage for certain types of damages or occurrences has been diminished substantially and is no longer available at reasonable commercial rates. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses if a catastrophe or lawsuit occurs for which we do not have insurance coverage. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to pay the costs of replacing or repairing destroyed property and reduce the funds available for payment of our debt obligations.

         We Are Subject To Litigation, Which, If Adversely Determined, Could Cause Us To Incur Substantial Losses.

           From time to time during the normal course of operating our business, we are subject to various litigation claims and other legal disputes. Some of the litigation claims may not be covered under our insurance policies or our insurance carriers may seek to deny coverage. As a result, we might be required to incur significant legal fees, which may have a material adverse effect on us. In addition, because we cannot predict the outcome of any legal action, it is possible that as a result of current or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

         Homeland Security Concerns And The Uncertainty Of War, As Well As Other
           Factors Affecting Discretionary Consumer Spending, May Harm Our Operating Results.

           The strength and profitability of our business depend on consumer demand for hotel/casino resorts, gaming in general and the types of amenities we offer. A general downturn in economic conditions and changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, ongoing war activities and concerns about terrorism and homeland security have had a negative impact on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot predict the extent to which those events may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending or disruptions or declines in travel could significantly harm our operations.

           In addition to concerns about war, homeland security and terrorism, other factors affecting discretionary consumer spending, including general or regional economic conditions, disposable consumer income, fears of recession and consumer confidence in the economy, may negatively impact our business. Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on our pricing and harming our operations.

Risks Relating To Our Common Stock

         Our Stock Price Has Been Volatile, Which Could Result In Substantial Losses For Our Shareholders.

        Our common stock is traded on the American Stock Exchange ("AMEX"). Our stock's average daily trading volume for the 52-week period ended February 21, 2006 was approximately 82,000 shares. The daily closing sale prices of our stock, as reported by AMEX, have ranged from $11.25 to $26.20 for the 52-week period ended February 21, 2006. The volatility of the trading price of our stock could be due to many factors including, but not limited to:

         . the recent sale by our CEO of 1 million shares of our stock at $15.00 per share under a December 22, 2005 agreement that could also result in his sale of all or substantially all of his remaining 1.1 million shares at that price, if the buyers request and obtain approvals by gaming authorities and our board of directors;
         . the previously l reported intentions of the buyers of our CEO's shares to negotiate with us for an acquisition of our company at a price of not less than $15.00 per share, followed by the termination of those discussions on March 2, 2006, because the buyers and the special committee of our board of directors did not agree on the acquisition price;
         . our November 8, 2005 announcement that we concluded the process of exploring strategic alternatives to maximize shareholder value but will continue to consider appropriate strategic opportunities if and when they arise;
         . fluctuations in Las Vegas real estate values, particularly as they affect property on the Las Vegas Strip;
         . the relatively low trading volume for our stock;
         . quarterly fluctuations in our financial results;
         . changes in analysts' estimates of our financial performance or future prospects;
         . announcements of new services or programs;

         . additions or departures of key personnel;
         . the potentially dilutive effect of outstanding stock options to purchase 310,500 shares of our stock at a weighted average exercise price of $2.44 per share;
         . general conditions in our industry and in the financial markets; and . a variety of other risk factors including the ones described elsewhere in this report.

         The Volatility Of The Las Vegas Real Estate Market Might Result In A Substantial Decline In Our Stock Price.

        Over the past two years, the market value of real estate located on or near the Las Vegas Strip has increased substantially. Over that same period, there has been a substantial increase in the trading price of our stock. Our Las Vegas property, which is located near the northern end of the Las Vegas Strip and consists of approximately 26 acres, is valued on our balance sheet at its 1993 historical cost of $21 million. We believe that the increase in the value of real estate on the Las Vegas Strip has been a significant factor in the increase in our stock price over the past two years. Likewise, we believe that any future downward trend in those real estate values could cause a significant drop in the price of our stock.

         There Are Limitations On Changes In Control Of Our Company That Could Reduce Your Ability To Sell Our Shares At A Premium.

       The Note Indenture restricts the ability of anyone to effect a change in control of our company. If anyone acquires 35% or more of our outstanding stock, or if other events occur that constitute a change in control according to our
Note Indenture, then we would have to make a prompt offer to repurchase all of our 11% Notes at 101% of their principal amount plus accrued interest. It is unlikely that we would have the funds to repurchase our 11% Notes within the required time frame unless we obtained the necessary funding as part of the change in control transaction, which adds significantly to the funding that a buyer would need to acquire our company. Our Note Indenture also would require us to obtain the consent of holders of a majority of the outstanding principal amount of the 11% Notes in order for us to be a party to a merger or to sell all or substantially all of our assets unless, after giving effect to the transaction, we meet certain net worth or financial ratio tests, which might be difficult or impossible for us to meet.

        Besides our Note Indenture, our articles of incorporation and bylaws contain provisions that could reduce the likelihood of a change in control or acquisition of our company. These could limit your ability to sell your shares at a premium or otherwise affect the price of our common stock. These provisions:

         . limit the voting power of persons who acquire more than 10% of our outstanding stock without our prior approval.
         . permit us to issue up to 60 million shares of common stock;
         . permit us to increase the size of our board of directors and fill the resulting vacancies without a vote by shareholders; and . limit the persons who may call special meetings of shareholders.

        In addition, Nevada law contains provisions governing the acquisition of a substantial or controlling interest in certain publicly-held Nevada corporations, including our company. Those laws provide generally that any person who acquires more than a specified percentage of our outstanding stock must obtain certain approvals from us before the acquisition or they might be denied voting rights or the ability to engage in various transactions with us, unless our disinterested stockholders vote to restore those rights. The ownership percentage that triggers some of these restrictions is 10%, and further restrictions can be triggered at the 20%, 33-1/3% or 50.1% ownership level.

        Also, a person that seeks to acquire control must satisfy the licensing requirements of the Nevada and Colorado gaming authorities. The gaming authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with a person proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

        Nevada law also provides that we may resist a change or potential change in control if our board of directors determines that the change is not in the best interest of our company.

         We Have Never Paid Dividends, Do Not Intend To Pay Dividends In The Foreseeable Future And Cannot Pay Dividends To Any Unsuitable Person

        We have never paid dividends on our stock, nor do we anticipate paying dividends in the foreseeable future. We intend to retain our cash flow or earnings, if any, to use in our growth and ongoing operations. In addition, because we are a holding company, our ability to pay dividends would be dependent on our subsidiaries' ability to provide funds to us. However, the terms of our debt instruments and credit facilities materially restrict our ability to pay dividends even when our subsidiaries pay dividends to us. Also, due to gaming law considerations, our articles of incorporation prohibit the payment of dividends to anyone who is deemed an "unsuitable person" or is an affiliate of an "unsuitable person."


         Certain Owners Of Our Stock May Have To File An Application With, And
            Be Investigated By, Nevada Gaming Authorities. If That Owner Is Deemed "Unsuitable," It Will Lose Most Of The Attributes Of Being A Stockholder.

        Any person who acquires beneficial ownership of more than 10% of our voting securities must apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails a written notice requiring such application. Under certain circumstances, if an "institutional investor" (as defined in Nevada gaming regulations) acquires beneficial ownership of more than 10% but not more than 15% of our voting securities and holds the securities only for investment purposes, it may apply for a waiver of such finding of suitability requirement. In addition, any beneficial owner of our voting securities, regardless of the number of shares owned, may be required, at the discretion of the Nevada Commission, to apply for a finding of suitability. A finding of suitability is comparable to licensing, and the applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting the investigation.

        Any such person who fails to apply for a finding of suitability within 30 days after being ordered to do so by the Nevada Commission may be found to be unsuitable. Any person who is found by the Nevada Commission to be unsuitable to be a beneficial owner of our voting securities but continues such beneficial ownership beyond the period of time prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a beneficial owner of our voting securities or to have any other relationship with us, we:

         . pay that person any dividend or interest on our voting securities;
         . allow that person to exercise, directly or indirectly, any voting right conferred through our voting securities held by that person;
         . pay that person any remuneration in any form for services rendered or otherwise; or
         . fail to pursue all lawful efforts to require that person to relinquish our voting securities for cash at fair market value.

         We May Redeem Shares Due To Gaming Law Considerations, Either As Required By Gaming Authorities Or In Our Discretion.

        Our articles of incorporation provide that if a gaming authority determines that any stockholder or its affiliates are unsuitable, or if deemed necessary or advisable by us for gaming law considerations, we may redeem shares of our stock that the stockholder or the stockholder's affiliates own or control. The redemption price will be the amount required by the gaming authority or, if the gaming authority does not determine the price, the price deemed reasonable by us. If we determine the redemption price, that price will be capped at the market price of the shares on the date we give the redemption notice. We may pay the redemption price in cash, by promissory note, or both, as required by the applicable gaming authority and, if not so required, as we elect.

         Our Shares Could Be Delisted From AMEX.

         Our common stock is traded on AMEX under the symbol RIV. We do not currently meet the earnings or net worth standards of AMEX. We have been informed, however, that according to AMEX policy, AMEX will not normally consider suspending dealings in or delisting the securities of a company which is below the earnings and net worth standards if the total market value of that company's publicly held shares is at least $15,000,000. Based on the number of our publicly held shares as of February 21, 2006, our shares would need to have a per-share market value of at least $1.50 in order to meet that $15,000,000 level. However, we cannot be sure that AMEX will follow that policy or that the price of our shares will enable us to stay at that level in the future. If our shares were delisted from AMEX, the marketability and liquidity of our stock could be significantly reduced.

Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties

           Riviera Las Vegas

           Riviera Las Vegas is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres. The buildings comprise approximately 1.8 million square feet, including 110,000 square feet of casino space, a 160,000 square-foot convention, meeting and banquet facility, 2,100 hotel rooms (including 169 luxury suites) in five towers, three restaurants, a buffet and barbeque, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, executive and other offices for Riviera Las Vegas are located on the property.

           There are approximately 35 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

           The Riviera Las Vegas and Riviera Black Hawk properties are encumbered by deeds of trust securing our 11% Notes and our five-year senior secured credit facility, which matures in July 2007.

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

           The Riviera Las Vegas and Riviera Black Hawk properties are encumbered by deeds of trust securing our 11% Notes and our senior secured credit facility.

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

           PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          (a) Our common stock is traded on AMEX. As of March 1, 2006, based upon information available to us from our stock transfer agent and DTC participants, we believe there were approximately 600 beneficial holders of our common stock.

           We have never paid dividends on our common stock and do not expect to pay dividends (cash or otherwise) on our common stock for the foreseeable future. Our ability to pay dividends is primarily dependent upon receipt of dividends and distributions from our subsidiaries, which include the operations of Riviera Las Vegas and Riviera Black Hawk. In addition, the Note Indenture and our senior secured credit facility, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and in Note 8 to our financial statements in this report, materially restrict our ability to pay dividends.

           We do not currently meet the earnings and net worth listing standards of AMEX. We have been informed, however, that according to AMEX policy, AMEX will not normally consider suspending dealings in or delisting the securities of a company that does not meet the earnings and net worth standards if the company's publicly held shares have a market value of at least $15 million. However, we cannot give any assurance that AMEX will follow that policy or that our share price will enable us to meet that standard in the future. Based on the number of our publicly held shares as of March 1, 2006, our share price would have to be at least $1.50_in order for us to reach the $15 million level. If our shares were delisted from AMEX, the marketability and liquidity of our common stock could be significantly reduced.

           The table below sets forth the high and low sale prices by quarter for the years ended December 31, 2005 and 2004, based on AMEX reported prices by certain brokers who have had transactions in our common stock during the year:


               First            Second            Third           Fourth
              Quarter          Quarter           Quarter         Quarter
2005
HIGH           $16.23          $24.00            $26.83           $22.27
LOW             11.25           11.30             20.22            12.59

2004
HIGH           $2.72           $3.32             $6.60            $ 14.90
LOW             1.80            2.63              2.85               6.00


           On March 1, 2006, 21,500 shares of our common stock were traded on AMEX, with a reported closing price of $16.00 per share.

Equity Compensation Plan Information (as of December 31, 2005)

                           A                      B                  C
Plan category    Number of securities    Weighted-average   Number of securities
-------------    to be issued upon       exercise price of  remaining available
                 exercise of outstanding  of outstanding    for future issuance
                 outstanding options,     options, warrants  under equity
                 warrents and rights      and rights        compensation plans
                 -----------------------    -------        (excluding securities
                                                            reflected in column
                                                             A)
                                                            -------------------
Equity compensation      310,500                $2.44           1,150,000
plans approved by
security holders

Equity compensation      538,827                 N/A            119,472(1)
plans not approved by
security holders

Total                    849,327                $2.44           1,269,472


           (1) Of the 119,472 shares referenced in column C of the above table, 73,452 are from our Restricted Stock Plan and 46,020 are from our Stock Compensation Plan for Directors Serving on the Compensation Committee, which are described in Notes 12 and 1, respectively, of our consolidated financial statements included in this report.


(b) Not Applicable

(c) Not Applicable

Item 6.    Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company for the years ended December 31 (in thousands, except Net Loss Per Diluted Common Share, and adjusted for three-for-one stock split):

------------------------ -------- --------- -------- --------- --------
                            2005      2004     2003     2002     2001
 ----------------------- -------- --------- -------- --------- --------
 Net Operating Revenue    $202,227  $201,350 $190,159  $188,292 $202,031
 Net Loss                  (3,999)   (2,086) (14,453)  (24,722)  (6,407)
 Net Loss Per Diluted
    Common Share           ($0.34)   ($0.20)  ($1.39)   ($2.39)   ($.60)
 Total Assets              211,769   217,536  221,538   235,896  267,818
 Long-Term Debt            215,431   216,467  219,625   220,124  220,439
 ----------------------- -------- --------- -------- --------- --------

The net losses for 2003 and 2004 were impacted by $2.4 million or ($0.23) per share and $1.1 million or ($0.10) per share, respectively, for development and project costs. The net loss for 2005 was impacted by costs totaling approximately $3.6 million or $0.30 per share, including Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") expenses of $1.2 million, equity-based compensation of $1.6 million and asset impairment of $777,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Developments

           We own and operate Riviera Las Vegas on the Las Vegas Strip in Las Vegas, Nevada, and Riviera Black Hawk in Black Hawk, Colorado.

           Our capital expenditures for Riviera Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and mature adult customers. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions. In addition, we are in the process of updating our gaming monitoring systems, including adding TITO capability on our slot machines. As of December 31, 2005 all of our slot machines had been converted to the new gaming monitoring system. As of December 31, 2005 we had 734 slot machines, or approximately 60% of our slot machines in Las Vegas, on TITO. In Black Hawk, the $5 maximum bet restricts table games to a minimum and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market. The gaming authorities approved TITO systems in Colorado for Riviera Black Hawk on December 16, 2003 and we had 35 of our slot machines on the TITO system as of December 31, 2003. By the end of 2004 we had 515 slot machines, or 51% of our slot machines in Black Hawk, on TITO and on December 31, 2005 we had 699 machines, or 74% of our slot machines on TITO.

            On December 22, 2005, our CEO entered into an agreement with a group of buyers for he sale of on million of his shares of our stock at $15.00 per share and the possibility of the sale of substantially all of his approximately
1.1 million shares was consummated. In connection with that agreement, it was reported that the buyers intended to commence negotiations with us to acquire our company at a price of not less than $15.00 per share. On March 2, 2006, discussions between the special committee of our board of directors and the buyers of our CEO's shares, concerning their possible acquisition of our company, terminated because the buyers and tour special committee did not agree on the acquisition price.

            Effective March 11, 2005, we effected a three-for-one split of our common stock. This increased the number of outstanding shares of our common stock (net of treasury shares) to 12,340,755. All per share -related information in this Form 10-K has been adjusted to reflect the stock split.

            On February 15, 2005, we announced that we requested our financial advisor, Jefferies & Company, Inc. to explore strategic alternatives for maximizing shareholder value. On November 8, 2005 we announced the conclusion of that process because it did not produce opportunities that were satisfactory to our board of directors. During that process, alternatives that we explored included development of our Las Vegas property, refinancing, joint ventures, mergers, and realizing the value of our stock through other means. Although this formal process has been concluded, we will continue to consider strategic opportunities if and when they arise and we consider them to be in our and our shareholders' best interests.

           In 2004, we entered into confidential discussions regarding a potential sale of our company. Discussions with one potential buyer, which commenced in 2004, ended in 2005 and we retained a one million dollar fee paid to us by that third party. Such amount was reflected in our 2005 first quarter results.

           In order to attain profitable operations, we must reach income from operations before equity-based compensation, asset impairment, Sarbanes-Oxley Act expenses and mergers, acquisitions and development costs of approximately $27.0 million, (an increase of approximately 4.0% over current levels). Going forward, we expect our Sarbanes-Oxley Act expenses to decrease significantly as we move into our second year (2006) of being an accelerated filer, we estimate our future annual equity-based compensation to be approximately $850,000, and we expect asset impairment charges to be nominal. Mergers, acquisitions and development costs are in large part the results of contacts made or opportunities presented by third parties, which may be outside of our control and may require our attention and resources in view of our fiduciary duties to shareholders. If, however, we can significantly reduce our merger, acquisition and development costs and meet our estimated requirements mentioned above in this paragraph, our income from operations would approach $27 million, which would slightly exceed our interest expense and would likely result in a nominal net income.

           If we are able to refinance our 11% Notes at a more favorable interest rate, we could save in excess of $2 million for each full percentage point reduction in interest rate. This could have a significant positive effect on our net income. However, as discussed in" Risk Factors-We Will Need To Refinance Our 11% Notes In Order To Repay Them, And Refinancing Terms May Be Unfavorable To Us," it is uncertain whether we can obtain a more favorable interest rate through a refinancing.

           Our stockholders approved the implementation of two new stock option plans and the allocation a total of 1,150,000 shares to those plans at our May 17, 2005 annual meeting. We allocated 150,000 shares to a new option plan for non-employee directors. We will grant options for 6,000 shares to each non-employee director on each anniversary of the effective date of that plan, which was May 17, 2005. Also, we will grant options for 6,000 shares to each person who becomes a non-employee director after the effective date of the plan. The option exercise price will be the closing market price of our stock on the date of the option grant. The options will vest and become exercisable over five years at 20% per year, commencing on the first anniversary of the grant.

           We also allocated one million shares to a new incentive stock option plan for our officers and key employees. Our Stock Option Committee will have discretion as to whom those options will be granted, the number of shares to be allocated to each option grant and the vesting and exercisability schedule for each option grant. The option exercise price will be not less than the fair market value of our stock on the date of the option grant except in the case of an option grant to a beneficial owner of more than 10% of our outstanding stock, for which the exercise price will not be less than 110% of our stock's fair market value on the grant date.

           In the second quarter of 2005, we granted a total of 367,500 shares of our stock to 19 executives and four non-employee directors in full substitution for stock options for 367,500 shares that we attempted to grant to them under our old stock option plans after their June 30, 2003 expiration date. The recipients have full rights of ownership with respect to these shares, except that their ability to transfer the shares is subject to a vesting schedule and a non-employee director can lose some or all of his shares if he voluntarily leaves our board of directors before he reaches 62.

Results of Operations

2005 Compared to 2004

           The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. Operating income from properties is presented as shown on the Consolidated Statement of Operations.


                              Year Ended December 31,    $ Change    % Change
(Dollars In Thousands)         2005          2004       Incr/(Decr)  Incr/(Decr)

Net revenues:
  Riviera Las Vegas          $ 150,688    $ 147,949      $ 2,739      1.9 %
  Riviera Black Hawk            51,539       53,401       (1,862)    (3.5)%
                             ---------     --------      -------    -------
      Total Net revenues     $ 202,227    $ 201,350        $ 877      0.4 %
                             =========     ========      =======    =======
Operating income:
  Riviera Las Vegas           $ 19,065     $ 19,271       $ (206)    (1.1)%
  Riviera Black Hawk            10,941       10,919           22      0.2 %
  Mergers, Acquisitions,
   and Development Costs            65       (1,193)       1,258   (105.4)%
  Sarbanes-Oxley Act Expenses   (1,233)           0       (1,233)
  Equity Compensation           (1,627)           0       (1,627)
  Asset Impairment                (777)           0         (777)
  Corporate Expenses            (4,045)      (4,038)          (7)     -0.2 %
                               -------       ------        -----     ------
      Total Operating income  $ 22,389     $ 24,959      $(2,570)   (10.3)%
                              ========      =======      ========   =======

Riviera Las Vegas

Revenues

           Riviera Las Vegas' net revenues increased by approximately $2.7 million, or 1.9%, from $148.0 million in 2004 to $150.7 million in 2005 primarily due to increased average daily rate for our rooms. Room revenues increased $5.1 million, as the average room rate increased $7.03 or 10.8% from $64.81 to $71.84 and hotel occupancy remained constant at 92.6%. Revenue per available room (Rev Par) increased $6.52 from $59.99 to $66.51 or 10.9%. The increase was due to a 16.1% increase in convention room revenue, which made up 42.9% of total room revenue. Revenues at the gaming tables increase $1.2 million due to an increase in hold percentage as customers continue to play new games, which generally have a high hold percentage. Slot revenues increased slightly; however after deducting cash rebates and free play, net slot revenues were down $2.2 million or 5.1%. Surveys indicate that our gaming customers are spending less of their gaming budgets at our casino than in the past. As a result of these surveys of our customers, we have revised our marketing plans to include activities, which our customers favor, including more entertainment on the casino floor during the daytime hours and more food and beverage options. Entertainment revenues decreased by approximately $3.3 million, or 16.2%, from $20.7 million during 2004 to $17.4 million during 2005 due to the addition of new shows by Las Vegas Strip competitors. The increase in competition resulted in an overall attendance decrease of 163,100 or approximately 25 percent.

Revenues

Operating Income

           Operating income decreased $206,000, or 1.1%, from $19.3 million in 2004 to $19.1 million in 2005 primarily due to higher slot marketing costs in 2005. During 2005, casino marketing and other expenses increased $1.7 million as our margin decreased 3.5% in the gaming departments, due to increased promotional costs for our 50th anniversary celebration of approximately $600,000 and free slot play programs that supported revenues but were not as profitable when compared with prior promotions. Food, beverage and entertainment departmental profits were down approximately $1.5 million due, in part, to higher payroll costs under union contracts.

Riviera Black Hawk

Revenues

         Riviera Black Hawk's net revenues decreased $1.9 million, or 3.5% from $53.4 million in 2004 to $51.5 million in 2005. Revenues were negatively impacted by a rockslide that closed a major access road to the market for three months and by other road projects throughout the year.

Operating Income

         Operating income remained at $10.9 million for both 2004 and 2005. The 2005 results were reduced by an asset impairment of approximately $467,000 due to the discontinuation of a project to build a pedestrian bridge to the Isle of Capri. .

Consolidated Operations

           Operating income was impacted by costs totaling approximately $3.6 million or $0.30 per share, including Sarbanes-Oxley expenses of $1.2 million, equity compensation of $1.6 million and asset impairment of $777,000. Mergers, acquisitions and development costs decreased $1.3 million resulting from a $1 million fee paid to us by a third party which offset 2005 costs. That fee was paid to us in 2004 by a potential buyer of our company. Our discussions with that party ended in 2005, and we retained the fee.

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

                               Year Ended December 31,  $ Change     % Change
(Dollars In Thousands)          2004         2003      Incr/(Decr)   Incr/(Decr)

Net revenues:
  Riviera Las Vegas          $ 147,949   $ 140,963      $ 6,986       5.0 %
  Riviera Black Hawk            53,401      49,196        4,205       8.5 %
                              --------    --------       ------       -----
     Total Net revenues      $ 201,350   $ 190,159     $ 11,191       5.9 %
                              ========    ========       ======       =====
Operating income:
  Riviera Las Vegas           $ 19,271    $ 12,373      $ 6,898      55.8 %
  Riviera Black Hawk            10,919       7,377        3,542      48.0 %
Merger, Acquisition,
  and Development Costs         (1,193)     (2,365)       1,172     (49.6)%
  Corporate Expenses            (4,038)     (4,485)         447     (10.0)%
                               -------      -------       -----     -------
     Total Operating income   $ 24,959    $ 12,900     $ 12,059      93.5 %
                               =======     ========      ======     =======

Riviera Las Vegas

Revenues

           Riviera Las Vegas' net revenues increased by approximately $7.0 million, or 5.0%, from $141.0 million in 2003 to $148.0 million in 2004 primarily due to increased average daily rate for our rooms, higher average check in our restaurants and increased covers in our entertainment venues. Room revenues increased $2.6 million, as the average room rate increased $4.41 or 7.3% from $60.40 to $64.81 and hotel occupancy increased from 92.2% to 92.6%. Revenue per available room (Rev Par) increased $4.33 from $55.66 to $59.99 or 7.8%. The increase is due to a 3.0% increase in convention room revenue, which made up 40% of total room revenue. Food and beverage revenue increased by $1.4 million, or 5.3% due to higher menu prices resulting in higher average check in all restaurants. Entertainment revenues increased by approximately $2.3 million or 12.5% from $18.4 million during 2003 to $20.7 million during 2004 due to the addition of new shows and popularity of some of our existing shows resulting in an overall attendance increase of 17.6%.

Operating Income

           Operating income increased $6.9 million, or 55.8%, from $12.4 million in 2003 to $19.3 million in 2004 primarily due to the increased revenues as discussed above. During 2004, casino marketing and other expenses decreased $2.5 million, which contributed to approximately 4% of the increase in margin. Room operating income increased $1.3 million and the margin increased slightly. Food, beverage and entertainment costs increased $4.0 million, which caused margins to decrease approximately 3%. Depreciation was down $1.9 million as significant equipment purchases five to seven years earlier became fully depreciated.

Riviera Black Hawk

Revenues

         Riviera Black Hawk's net revenues increased $4.2 million, or 8.5%, from $49.2 million in 2003 to $53.4 million in 2004, as our operations increased our market share despite increased competition. Casino revenues, primarily from slot machines, increased by $4.7 million, or 10.0%, from $46.4 million in 2003 to $51.4 million in 2004 due to higher win per customer. Average slot machine win per unit increased from $149 per day in 2003 to $177 per day in 2004.

Operating Income

         Operating income increased by $3.5 million, or 48.0%, from $7.4 million in 2003 to $10.9 million in 2004. Due to increased incentive and Employee Stock Ownership Plan ("ESOP") contributions as a result of increased operating income, general and administrative costs increased by $488,000. However, general and administrative expense as a percent of revenue decreased from 22.7% in 2003 to 21.8% in 2004.

Consolidated Operations

Other Income (Expense)

         Interest expense for 2004 was $27.1 million, of which $25.3 million related to interest and amortized loan fees on the 11% Notes. In 2003 our interest expense was $27.4 million. Corporate expenses decreased from $4.5 million in 2003 to $4.0 million in 2004 due to expenses in 2003 associated with a shareholder vote to amend our articles of incorporation.

Net Loss

         The consolidated net loss decreased approximately $12.4 million, from $14.5 million in 2003 to $2.1 million in 2004 mainly due to increased income from operations as explained above. Results for 2003 were impacted by development and projects costs totaling $2.4 million. We filed an application with the New Mexico Racing Commission (the "NMRC") in March of 2002 for a "racino" in Hobbs, New Mexico. We and three other prospective licensees made presentations to the NMRC in November of 2003. The NMRC awarded the racino license to one of the other applicants and we wrote off $1.3 million of costs associated with the project. In addition during 2003 we wrote off development and project costs associated with our proposed Missouri gaming project totaling $1.1 million. In August 2004, the Missouri Gaming Commission awarded the license to one of the other applicants and we wrote off an additional $1.0 million in costs associated with the project. The Missouri costs coupled with New Mexico wind-up costs of $100,000 in 2004 resulted in a total write-off of $1.1 million in 2004.

Liquidity and Capital Resources

         Cash and cash equivalents at December 31, 2005 increased $1.7 million from December 31, 2004. Cash balances include amounts that may be required to fund our CEO's pension obligation in a Rabbi trust with five days notice. (See Notes 7 and 12 to the financial statements.) Although we are aware of no current intention of our CEO to require this funding, under certain circumstances, approximately $4.1 million would have to be disbursed in a short period.

         For 2005, our net cash provided by operating activities decreased to $10.8 million compared to $12.4 million in 2004 due primarily to a decrease in operating income. Cash flows used in investing activities were $8.1 million in 2005 compared to $10.1 million in 2004 due to a decrease in capital expenditures. Net cash used in financing activities was $1.0 million in 2005 compared to $2.8 million in 2004. We believe that cash flow from operations, combined with the $20.6 million cash and the $30 million available on our senior secured credit facility discussed below, will be sufficient to cover our annual debt service and enable our investment in budgeted capital expenditures. Such expenditures include approximately $8.0 million in maintenance capital expenditures (approximately $4 million of which we will use to purchase approximately 380 TITO machines for both properties) and property upgrades of approximately $3.0 million, which we will use primarily to complete the room renovation program at Rivera Las Vegas and for contingencies.

         On June 26, 2002, we secured new debt in the principal amount of $215 million in the form of the 11% Notes with a maturity date of June 15, 2010. Interest on the 11% Notes is at the annual rate of 11%, paid semiannually on each June 15 and December 15. The net proceeds of the 11% Notes, along with cash on hand, were used to defease Riviera Las Vegas' 10% First Mortgage Notes due 2004 and to defease Riviera Black Hawk's 13% First Mortgage Notes with contingent interest due 2005. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the 11% Notes at maturity. Accordingly, our ability to repay the 11% Notes at maturity will be dependent upon our ability to refinance the 11% Notes. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity or that any such refinancing will be on favorable terms. On or after June 15, 2006, we may redeem the 11% Notes from time to time at a premium beginning at 105.5% and declining each subsequent year to par in 2009.

         The Note Indenture provides that, in certain circumstances, we must offer to repurchase the 11% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, we would be unable to pay the principal amount of the 11% Notes without a refinancing.

         The Note Indenture contains certain covenants, which limit our ability, subject to certain exceptions, to: (1) incur additional indebtedness; (2) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (3) enter into certain transactions with affiliates; (4) create certain liens; (5) sell certain assets; and (6) enter into certain mergers and consolidations. As a result of these restrictions, our ability to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, we would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. As of December 31, 2005, we believe that we were in compliance with the covenants.

         On July 26, 2002, we entered into a $30 million, five-year senior secured credit facility. The credit facility is secured by substantially the same collateral that secures the 11% Notes. The lien on the collateral securing the credit facility is senior to the lien securing the 11% Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, we can obtain extensions of credit in the forms of cash and letters of credit. We are required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo Bank at its principal office in San Francisco at its prime rate plus 0.75%, or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars plus 3.00%. However, the minimum interest rate we will be charged on outstanding cash advances is 4.50%.

         Self-insurance reserves can be affected by price changes in the medical field, speed of processing claims by our third party administrator, estimates of claims incurred but not reported, homogeneous nature of claims and other factors. Significant changes in those factors could affect the estimates for self-insurance by $100,000 or more. A 10% increase in medical costs could impact our reserves and increase our expense by approximately $280,000 on an annual basis.

Contractual Obligations

           The table under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" summarizes our contractual obligations and commitments as of December 31, 2005.

Sarbanes-Oxley Act Requirements

         On June 30, 2005, the applicable measurement date for accelerated filer status, our public float market capitalization exceeded $75 million. Consequently, we became an accelerated filer in 2005 and we are required to comply with the reporting requirements of Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2005. We expensed additional first-year accelerated filer costs to comply with the Sarbanes-Oxley Act. We have incurred approximately $1.2 million of these costs through December 31, 2005. These costs are shown separately in our income statement.


Critical Accounting Policies and Estimates

           The preparation of our consolidated financial statements requires us to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. We periodically evaluate our policies, and our estimates and assumptions related to these policies. We operate in a highly regulated industry. For Riviera Las Vegas and Riviera Black Hawk we are subject to regulations governing operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include customer loyalty liabilities, self-insured medical and workers compensation costs and litigation costs. We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates.

         We have determined that the following accounting policies and related estimates are critical to the preparation of our consolidated financial statements because such estimates are highly uncertain or susceptible to change so as to present a significant risk of a material impact on our financial condition or operating performance, and such policies and estimates were selected from among available alternatives, or require the exercise of significant management judgment to apply.


Long-lived Assets

         We have a significant investment in long-lived property and equipment. We estimate that the non-discounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these non-discounted future cash flows could necessitate an impairment charge that would adversely affect our operating results. We estimate useful lives for our assets based on historical experience, estimates of such classes of assets' commercial lives generally, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives, and obsolescence, and we assess commercial viability of these assets periodically.

Deferred Tax Assets

         We utilize estimates related to projected future cash flow in the application of Statement of Financial Accounting Standards ("SFAS") No. 109 to the realization of deferred tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate and could be negatively impacted by numerous unforeseen events including changes to regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.

Allowance for Credit Losses

         We maintain an allowance for estimated credit losses based on historical experience and specific customer collection issues. Any unforeseen change in customer liquidity or financial condition could adversely affect the collectibility of that account and our operating results.

Litigation Cost Accrued

         We assess our exposures to loss contingencies including legal matters, and we provide for an exposure if it is judged to be probable and estimable. However, any accruals made in relation thereto do not include the estimated costs of defense for any legal services that we have not yet received. If the actual loss from a contingency exceeds our estimate, our operating results could be adversely impacted.

Self-insurance Provisions

         We are self-insured for various levels of general liability, workers' compensation, and non-union employee medical insurance coverage. Insurance claims and provisions include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, we consider our historical claims experience and make judgments about the expected levels of costs per claim. Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

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

Recently Issued Accounting Standards

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are to be effective for us beginning January 1 2006. In December 2005, we accelerated the vesting on all non-employee directors' options then outstanding, and as a result, there will be no effect of applying the new standard on future periods with respect to currently outstanding employee and directors' options. We cannot predict the effect of the new standard on the accounting for future option grants.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles not prescribed by specific transition provisions of the newly adopted standard. It carries forward without change the requirements of APB Opinion No. 20 for accounting for error corrections and changes in estimates. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. We do not presently expect to enter into any accounting changes in the foreseeable future that would be affected by adopting SFAS No. 154 when it becomes effective.
         In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS 143. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. When sufficient information exists, uncertainty about the amount and/or timing of future settlement should be factored into the liability measurement. The interpretation was effective for us for the year ended December 31, 2005 The adoption of this interpretation did not have a material impact on our results of operations or financial position. Forward-Looking Statements

         Throughout this report we make "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect," "projections" or "anticipate" and similar words and include all discussions about our ongoing or future plans, objectives or expectations. We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

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

o our November 8, 2005 announcement that we concluded the process of exploring strategic alternatives to maximize shareholder value but will continue to consider appropriate, strategic opportunities if and when they arise;

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

o the consequences of the war in Iraq and other military conflicts in the Middle East, concerns about homeland security and any future security alerts or terrorist attacks such as the attacks that occurred on September 11, 2001; and

o    other risk factors discussed elsewhere in this report.

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

         As of December 31, 2005, we had $215.4 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 (with a carrying value of $213.2 million) and equipment loans / capital leases maturing at various dates through 2009. Interest under the 11% Notes is at a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.5% to 5.9%. The borrowings also include $535,000 in a special improvement district bond offering ("SID Bonds") with the City of Black Hawk. Our share of the debt on the SID Bonds of $1.2 million is payable over a ten-year period ending 2010. The SID Bonds bear interest at 5.5%. We are not susceptible to interest rate risk because our outstanding debt is at fixed rates. Our $30 million senior secured revolver credit facility is at prime plus three-quarters of one percent and would not subject us to a material interest rate fluctuation. A monthly fee of .5 percent is charged on the unused portions of the revolver plus a $3,000 monthly service fee. As of December 31, 2005, we had no borrowings outstanding under our senior secured credit facility.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in Thousands)                                                                   Fair Value
                                2006    2007     2008     2009    2010  Thereafter Total At 12/31/05

Long -Term Debt                          All interest rates are fixed
 Including Current Portions
Equipment loans and
 capital leases-Las Vegas       $707    $751     $187      $54                    $1,699    $1,699
Average interest rate           5.9%    5.9%     5.9%     5.5%


11% Notes                                                       $215,000         $215,000  $230,588
Less unamortized discount                                        (1,804)          (1,804)   (1,804)
Average interest rate                                            11.8%

SID Bonds-Black Hawk,
 Colorado casino project        $117    $137     $137     $145                      $535      $535
Average interest rate           5.5%    5.5%     5.5%     5.5%

Total of all Long-Term Debt,
Including Current Portions
                                $824    $888     $324     $199  $213,196         $215,430  $231,018


Other Long -
Term Liabilities
Including Current Portion
CEO pension plan obligation   $1,000  $1,000   $1,000   $1,000     $123            $4,123    $4,123
Average interest rate          11.8%   11.8%    11.8%    11.8%   11.8%
Total Long-Term Obligations   $1,824  $1,888   $1,324   $1,199  $213,319         $219,553  $235,141
Expected Interest payments   $24,148  23,984  $23,828  $23,699  $23,650


Item 8.    Financial Statements and Supplementary Data

           See Financial Statements in Part IV; Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures


         We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of December 31, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

         Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.

         We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective.

         The registered public accounting firm that audited our financial statements included in this Form 10-K has issued an attestation report on our management's assessment of our internal control over financial reporting. That attestation report appears under "Report of Independent Registered Public Accounting Firm" on page F - 1 of this Form 10-K.

         There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.  Other Information

None.

         PART III

Item 10.   Directors and Executive Officers of the Registrant


         The following table presents information as of March 1, 2006 regarding our directors and the directors of Riviera Operating Corporation ("ROC"), our wholly-owned subsidiary:

---------------------- ---------- ---------------------------------------------

      Name                Age           Position

---------------------- ---------- ---------------------------------------------
  William L. Westerman     74          Our Chairman of the Board, CEO and
                                       President; Chairman of the Board and
                                       Chief Executive Officer of ROC
   Jeffrey A. Silver       60          Our and ROC's Director

   Paul A. Harvey          68          Our and ROC's Director

   Vincent L. DiVito       46          Our and ROC's Director

   James N. Land, Jr.      76          Our and ROC's Director
---------------------- ----------- --------------------------------------------

     William L. Westerman has been our Chairman of the Board and CEO since February 1993. Mr. Westerman was a consultant to Riviera, Inc. (our predecessor company) from July 1, 1991 until he was appointed Chairman of the Board and CEO of Riviera, Inc. on January 1, 1992. From 1973 to June 30, 1991, Mr. Westerman was President and CEO of Cellu-Craft Inc., a manufacturer of flexible packaging primarily for food products, and then had several positions with Alusuisse, a multi-national aluminum and chemical company, following its acquisition of Cellu-Craft in 1989. Mr. Westerman was on the Board of Managers of Peninsula Gaming Partners, LLC from June 1999 to December 2000.

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

         Major General Paul A. Harvey USAF (Ret) has been one of our and ROC's Directors since May 18, 2001. General Harvey is currently a consultant to the gaming, hotel and resort industry. General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East. He flew 160 combat missions in Vietnam and Southeast Asia before retiring in 1991 as a command pilot with over 5,000 flying hours. Following retirement, he was an Executive in Residence and Assistant to the President of William Carey College and taught MBA studies in management and leadership. General Harvey was the Executive Director of the Mississippi Gaming Commission from 1993 through 1998 before becoming President and CEO of Signature Works, Inc., which is the largest employer of blind and visually impaired people in the world. In 2000 Signature Works, Inc. merged with LCI, Inc. His present company, PDH Associates, Inc., provides consulting service to the gaming, hotel and resort industry. Since 1996, General Harvey has served on the Board of Directors of the National Center for Responsible Gaming. He also serves on the board of directors of Vending Data Corporation, which is headquartered in Las Vegas, Nevada and is an AMEX-listed company, and on the board of directors of Mikohn Gaming Corporation, d/b/a Progressive International Corporation, also headquartered in Las Vegas, Nevada and a publicly reporting company under the Exchange Act. General Harvey is also a Commissioner on the Mississippi Band of Choctaw Indians Athletic and Boxing Commission.

         Vincent L. DiVito was appointed as one of our and ROC's Directors effective June 14, 2002. Mr. DiVito is currently Vice President, Chief Financial Officer and Treasurer of Lonza, Inc., a global specialties chemical business headquartered in Allendale, New Jersey. Lonza, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange. Prior to September 2000, Mr. DiVito was the Vice President and Chief Financial Officer of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, after having served as the Director of Business Development. From 1984 to 1990 Mr. DiVito was the Vice President of Miracle Adhesives Corp. (a division of Pratt & Lambert, an AMEX-listed manufacturer of paints, coatings and adhesives). He also serves on the board of directors of Vending Data Corporation, which is headquartered in Las Vegas, Nevada and is an AMEX-listed company. Prior to 1984, Mr. DiVito spent two years on an audit team at Ernst & Whinney (now Ernst & Young). Mr. DiVito is a certified public accountant and certified management accountant.

         James N. Land, Jr., is a corporate consultant and was appointed as one of our and ROC's Directors on April 12, 2004. Mr. Land was first elected a Director of the Company and ROC on January 21, 1999 and thereafter resigned on May 31, 2002. From 1956 to 1976, Mr. Land was employed by The First Boston Corporation in various capacities, including Director, Senior Vice President, Co-Head of Corporate Finance, and head of International Operations. From 1971 through 1999, he served as Director of various companies, including Kaiser Industries Corporation, Marathon Oil Company, Castle & Cooke, Inc., Manville Corporation, NWA, Inc., Northwest Airlines, and Ratheon Company.

Executive Officers

         The following table presents information as of March 1, 2006 regarding our and ROC's executive officers:

---------------------- ---- --------------------------------------------------
Name                   Age              Position
---------------------- ---- --------------------------------------------------
William L. Westerman   74   Our and ROC's Chairman of the Board and CEO, and
                            our President

Duane R. Krohn         60   Our and ROC's Treasurer and CFO, and Executive Vice
                            President of Finance of ROC

Tullio J. Marchionne   51   Our Secretary and General Counsel, and Secretary
                            and Executive Vice President of ROC

Robert A. Vannucci     58   President and Chief Operating Officer of ROC

Ronald P. Johnson      57   Executive Vice President of Gaming Operations of ROC


         For a description of the business experience of William L. Westerman, see "Directors" above.

         Duane R. Krohn, CPA, became our and ROC's Treasurer on June 30, 1993 and was elected Vice President of Finance of ROC on April 26, 1994 and Executive Vice President of Finance of ROC on July 1, 1998. He served as Secretary from June 8, 1999 to February 17, 2000. Mr. Krohn was initially employed by Riviera, Inc. in April 1990, as Director of Corporate Finance and served as Vice President-Finance from March 1992 to June 30, 1993. Prior to 1990, Mr. Krohn was Chief Financial Officer of the Imperial Palace, the Mint and the Dunes Hotel and Casino in Las Vegas, Nevada, and Bally's Park Place in Atlantic City, New Jersey.

         Tullio J. Marchionne became our General Counsel on January 10, 2000, was appointed as our and ROC's Secretary on February 17, 2000 and was elected Vice President of ROC on February 26, 2001. Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a casino games dealer and served in various capacities including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when he was transferred to the Four Queens Hotel and Casino as Director of Casino Operations pursuant to the management agreement we had with the Four Queens through our subsidiary. He served in that position until May 1997. Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997. Mr. Marchionne served as a Casino Supervisor with Bally's Las Vegas from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort At Summerlin (a former Las Vegas casino/hotel) from November 1998 until December 1999.

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

         Ronald P. Johnson became Vice President of Gaming Operations of ROC in September 1994, Executive Vice President of Gaming Operations of ROC on July 1, 1998, and on February 10, 1999, President of Riviera Black Hawk, Inc. (our wholly-owned subsidiary which owns and operates Riviera Black Hawk), a position he holds concurrently with his ROC Executive Vice President position. Mr. Johnson became Director of Slots on June 30, 1993 and was elected Vice President of Slot Operations and Marketing on April 26, 1994. Mr. Johnson was Vice President-Slot Operations and Marketing of Riviera, Inc. from April 1991 until June 30, 1993. He was Vice President-Slot Operations for Sands Hotel and Casino Inc. from September 1989 until he joined Riviera, Inc.

         Our and ROC's officers serve at the discretion of our and ROC's respective boards of directors, and they are also subject to the licensing requirements of the Nevada Gaming Commission.

Audit Committee Financial Expert

           Our Board of directors has determined that the Chairman of our Audit Committee, Vincent L. DiVito, who meets the AMEX audit committee independence requirements, is a financial expert. Mr. DiVito is a certified public accountant and certified management accountant, spent two years on the audit team at Ernst & Whinney (now Ernst & Young) and is currently the Chief Financial Officer and treasurer of a global specialties chemical business.

Audit Committee Report; Audit Committee Independence

         In accordance with its written charter adopted by our Board of directors, our Audit Committee assists our Board of directors in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and financial reporting practices.

         During our fiscal year ended December 31, 2005, our Audit Committee met ten times, and our Audit Committee chairman, as representative of the Audit Committee, discussed the interim financial information contained in each of our quarterly earnings announcements with our CFO and independent auditors prior to public release.

         In discharging its oversight responsibility as to the audit process, our Audit Committee obtained from our independent auditors a formal written statement describing all relationships between the auditors and ourCompany that might bear on the auditors' independence, consistent with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," discussed with the auditors any relationships that may impact their objectivity and independence, and satisfied itself as to the auditors' independence. Our Audit Committee specifically addressed, discussed and concluded that the independent auditors' provision of non-audit services was compatible with maintaining the auditors' independence. Our Audit Committee also discussed with our management, our internal auditors and the independent auditors the quality and adequacy of our internal controls and the internal audit function's organization, responsibilities, budget and staffing. The Audit Committee reviewed with both the independent auditors and our internal auditors their audit plans, audit scope, and identification of audit risks.

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

         The Audit Committee reviewed our audited financial statements as of and for the year ended December 31, 2005, with our management and the independent auditors. Our management has the responsibility for the preparation of our financial statements and the independent auditors have the responsibility for the examination of those statements.

         Based on the above-mentioned review and discussions with management and the independent auditors, the Audit Committee recommended to our Board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2005, for filing with the Securities and Exchange Commission. The Audit Committee also recommended the reappointment of the independent auditors and our Board of directors concurred in such recommendation.

         The Audit Committee presently consists of three members who all meet the independence requirements of AMEX's listing standards that apply to us.

Date:             March 1, 2006         Vincent L. Divito           Chairman
                                        Paul A. Harvey              Member
                                        James N. Land, Jr.          Member


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission certain reports regarding common stock ownership. Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during 2005, except that each of Messrs. Silver, Harvey, DiVito and Land made a late filing of a Form 4 to report a May 27, 2005 stock acquisition.

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

Item 11.   Executive Compensation

           Information regarding this item is incorporated herein by reference to the Company's proxy statement to be filed on or about April 7, 2006, relating to the annual meeting of stockholders of the Company to be held on May 16, 2006 and is made a part hereof.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           Information regarding this item is incorporated herein by reference to the Company's proxy statement to be filed on or about April 7, 2006, relating to the annual meeting of stockholders of the Company to be held on May 16, 2006 and is made a part hereof.


Item 13.   Certain Relationships and Related Transactions

           Information regarding this item is incorporated herein by reference to the Company's proxy statement to be filed on or about April 7, 2006, relating to the annual meeting of stockholders of the Company to be held on May 16, 2006 and is made a part hereof.

Item 14.   Principal Accountant Fees and Services

           Information regarding this item is incorporated herein by reference to the Company's proxy statement to be filed on or about April 7, 2006, relating to the annual meeting of stockholders of the Company to be held on May 16, 2006 and is made a part hereof.


         PART IV

Item 15.   Exhibits and Financial Statement Schedules

           (a)(1)   List of Financial Statements

           The following is the list of Registered Public Accounting Firm
            Reports and the consolidated Financial Statements of the Company:

-        Report of Independent Registered Public Accounting Firm on Internal
             Control Over Financial Reporting.
-        Report of Independent Registered Public Accounting Firm on the
             Consolidated Financial Statements.
-        Consolidated Balance Sheets as of December 31, 2005 and 2004.
-        Consolidated Statements of Operations for the Years Ended December 31,
             2005, 2004 and 2003.
-        Consolidated Statements of Stockholders' Equity (Deficiency) for the
             Years Ended December 31, 2005, 2004, and 2003.
-        Consolidated Statements of Cash Flows for the Years Ended December 31,
             2005, 2004 and 2003.
-        Notes to Consolidated Financial Statements.

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

(c)                 Not applicable.

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

                                       March 14, 2006


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                          Date

/s/ WILLIAM L. WESTERMAN     Chairman of the Board, Chief        March 14, 2006
------------------------     Executive Officer and President
William L. Westerman

/s/ DUANE R. KROHN           Treasurer (Principal Financial      March 14, 2006
------------------------     and Accounting Officer)
Duane R. Krohn


/s/ JEFFREY A. SILVER         Director                           March 14, 2006
------------------------
Jeffrey A. Silver


/s/ PAUL A. HARVEY            Director                           March 14, 2006
------------------------
Paul A. Harvey


/s/ VINCENT L. DIVITO         Director                           March 14, 2006
------------------------
Vincent L. DiVito


/s/ JAMES N. LAND, JR.        Director                           March 14, 2006
------------------------
James N. Land, Jr.

                                  EXHIBIT INDEX

Exhibit            Description
Number


3.1* Articles of Incorporation of the Company (see Exhibit 3 to Quarterly Report on Form 10-Q filed on November 10, 2003, Commission File No. 0-21430)

3.2* Bylaws of the Company (see Exhibit 3.2 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.3*      Articles of Incorporation of Riviera Operating Corporation (see
          Exhibit 3.3 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.4* Bylaws of Riviera Operating Corporation (see Exhibit 3.4 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.5*      Articles of Incorporation of Riviera Gaming Management, Inc. (see
          Exhibit 3.5 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.6* Bylaws of Riviera Gaming Management, Inc. (see Exhibit 3.6 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.7*      Articles of Incorporation of Riviera Black Hawk, Inc. (see Exhibits
          3.01 and 3.02 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. on August 31, 1999, Commission File No. 333-81613)

3.8* Bylaws of Riviera Black Hawk, Inc. (see Exhibit 3.03 to Amendment No.1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. on August 31, 1999, Commission File No. 333-81613).

4.1* Indenture dated as of June 26, 2002 among the Company, the Guarantors party thereto and The Bank of New York, as trustee (see Exhibit 4.1 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907).

4.2*      Form of the Company's 11% Senior Secured Notes due 2010 (see Exhibit
          4.1 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.1* Registration Rights Agreement dated as of June 26, 2002 by and among the Company, the Guarantors party thereto, and Jefferies & Company, Inc. (see Exhibit 10.1 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.2* Purchase Agreement dated June 19, 2002 among the Company, the Guarantors party thereto, and Jefferies & Company, Inc. (see
          Exhibit 10.2 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.3* Amended and Restated Lease Agreement between Riviera Operating Corporation and Mardi Gras Food Court, Inc. dated March 15, 1998 (see Exhibit 10.3 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No.
          333-97907)

10.4* Lease Agreement between Riviera, Inc. and Leroy's Horse and Sports Place (see Exhibit 10.3 to Form 10, Commission File No. 0-21430)

10.5* Indemnity Agreement, dated June 30, 1993, from Riviera, Inc. and Meshulam Riklis in favor of the Company and Riviera Operating Corporation (see Exhibit 10.7 to Registration Statement on Form S-1 filed on August 11, 1993, Commission File No. 33-67206)

10.6* Equity Registration Rights Agreement dated June 30, 1993, among the Company and the Holders of Registerable Shares (see
          Exhibit 10.9 to Registration Statement on Form S-1 filed on August 11, 1993, Commission File No. 33-67206)

10.7* Operating Agreement dated June 30, 1993, between the Company and Riviera Operating Corporation (see Exhibit 10.15 to Registration Statement on Form S-1 filed on August 11, 1993, Commission File No. 33-67206)

10.8* Adoption Agreement regarding Profit Sharing and 401(k) Plans of the Company (see Exhibit 10.16 to Registration Statement on Form S-1 filed on August 11, 1993, Commission File No. 33-67206)

10.9*(A)  Form of Salary Continuation Agreements with the Company.

10.10*    Tax Sharing Agreement between the Company and Riviera
          Operating Corporation dated June 30, 1993 (see Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1 filed on August 19, 1993, Commission File No. 33-67206)

10.11* Tax Sharing Agreement between the Company and Riviera Black Hawk, Inc. dated March 31, 1999 (see Exhibit 10.12 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.12*(A) 1993 Stock Option Plan (see Exhibit 4.4 to Registration Statement on
          Form S-8 filed on May 13, 1996, Commission File No. 333-03631)

10.13*(A)  Stock Compensation Plan for Directors Serving on the
           Compensation Committee (see Exhibit 10.14 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.14*(A)  Employment Agreement dated as of November 21, 1996 among the
           Company, Riviera Operating Corporation and William L.
           Westerman (see Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-21430)

10.15*(A)  Employment Agreement between the Company and Robert A. Vannucci effective July 1, 1998 (see Exhibit 10.36 to Form
           10-Q filed November 6, 1998, Commission File No. 0-21430)

10.16*(A)  Amendment to Employment Agreement between the Company and
           Robert A. Vannucci effective October 1, 2000 (see Exhibit
           10.39 to Form 10-K filed March 23, 2001, Commission File No.
           0-21430)

10.17*(A)  Amendment to Employment Agreement between the Company and
           William L. Westerman effective January 1, 2001 (see Exhibit
           10.40 to Form 10-K filed March 23, 2001, Commission File No.
           0-21430)

10.18*(A)  Deferred Compensation Plan dated November 1, 2000 (see Exhibit 10.19 to Form 10-K filed March 25, 2005, Commission File No. 0-21430)

10.19*(A)  Restricted Stock Plan (see Exhibit 10.20 to Form 10-K filed March 25,
           2005, Commission File No. 0-21430)

10.20* Deed of Trust, Assignment of Rents, Leases, Fixture Filing and S ecurity Agreement dated June 26, 2002, executed by the Company for the benefit of The Bank of New York (see Exhibit 10.21 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.21* Deed of Trust to Public Trustee, Security Agreement, Fixture Filing and Assignment of Rents, Leases and Leasehold Interests dated as of June 26, 2002, by Riviera Black Hawk, Inc. for the benefit of The Bank of New York (see Exhibit 10.22 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.22* Security Agreement dated June 26, 2002 by and among the Company, Riviera Operating Corporation, Riviera Gaming Management, Inc., Riviera Gaming Management of Colorado, Inc., Riviera Black Hawk, Inc, and The Bank of New York (see Exhibit 10.23 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.23* Assignment of Rents, Leases and Leasehold Interests dated as of June 26, 2002 by Riviera Black Hawk, Inc. for the benefit of The Bank of New York (see Exhibit 10.24 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.24* Stock Pledge and Security Agreement dated June 26, 2002, executed by the Company (see Exhibit 10.25 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.25* Stock Pledge and Security Agreement dated June 26, 2002, executed by Riviera Operating Corporation (see Exhibit 10.26 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.26* Stock Pledge and Security Agreement dated June 26, 2002, executed by Riviera Gaming Management, Inc. (see Exhibit 10.27 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.27* Environmental Indemnity dated as of June 26, 2002 by and among the Company and Riviera Black Hawk, Inc., as indemnitors, and The Bank of New York, as trustee (see Exhibit 10.28 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.28* Environmental Indemnity dated as of June 26, 2002 by and between the Company, as indemnitor, and The Bank of New York, as trustee (see
           Exhibit 10.29 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.29* Loan and Security Agreement dated as of July 26, 2002 by and among the Company and the other Borrower parties thereto, the Guarantors parties thereto and Foothill Capital Corporation (see Exhibit 10.30 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.30* Intercreditor Agreement dated as of July 26, 2002 by and between The Bank of New York, as trustee, and Foothill Capital Corporation (see
           Exhibit 10.31 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.31* Fee Letter, dated July 26, 2002, issued by the Company, Riviera Black Hawk, Inc. and Riviera Operating Corporation to Foothill Capital Corporation (see Exhibit 10.32 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.32* Intellectual Property Security Agreement dated as of July 26, 2002 by and between the Company and the other Debtors parties thereto, and Foothill Capital Corporation (see Exhibit 10.33 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.33* Deed of Trust, Assignment of Rents, Leases, Fixture Filing and Security Agreement dated July 26, 2002, executed by the Company for the benefit of Foothill Capital Corporation (see Exhibit 10.34 to Amendment No. 1 to Registration Statement on Form S-4 filed on September 26, 2002, Commission File No. 333-97907)

10.34* Environmental Indemnity dated July 26, 2002 from the Company in favor of Foothill Capital Corporation (see Exhibit 10.35 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.35* Continuing Guaranty dated July 26, 2002 by and among the Company, the other Borrowers parties thereto and the Guarantors parties thereto in favor of Foothill Capital Corporation. (see Exhibit 10.36 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.36* Subordination Agreement dated July 26, 2002 by and among the Company and the other Creditors parties thereto in favor of Foothill Capital Corporation (see Exhibit 10.37 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.37* Stock Pledge and Security Agreement dated July 26, 2002, executed by the Company (see Exhibit 10.38 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.38* Stock Pledge and Security Agreement dated July 26, 2002, executed by Riviera Operating Corporation (see Exhibit 10.39 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.39* Stock Pledge and Security Agreement dated July 26, 2002, executed by Riviera Gaming Management, Inc. (see Exhibit 10.40 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.40* Deed of Trust to Public Trustee, Security Agreement, Fixture Filing and Assignment of Rents, Leases and Leasehold Interests dated July 26, 2002, executed by Riviera Black Hawk, Inc. for the benefit of Foothill Capital Corporation (see Exhibit 10.41 to Amendment No. 1 to Registration Statement on Form S-4 filed on September 26, 2002, Commission File No. 333-97907)

10.41* Environmental Indemnity dated July 26, 2002 from the Company and Riviera Black Hawk, Inc. in favor of Foothill Capital Corporation (see Exhibit 10.42 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.42*(A)  Non-Qualified Stock Option Plan for Non-Employee Directors (see
           Exhibit 4.6 to Registration Statement on Form S-8 filed on May 13, 1996, Commission File No. 333-03631)

10.43*(A)  Second Amendment to Employment Agreement between the Company and Robert Vannucci effective July 1, 2002 (see Exhibit 10.44 to Form 10-K filed on March 17, 2003, Commission File No. 0-21430)

10.44*(A)  Third Amendment to Employment Agreement between the Company and
           Robert Vannucci effective March 3, 2003 (see Exhibit 10.45 to Form 10-K filed on March 17, 2003, Commission File No. 0-21430)

10.45*(A)  Second Amendment to Employment Agreement between the Company and William L. Westerman effective July 15, 2003 (see Exhibit
           10.46 to Form 10-K filed on March 16, 2004, Commission File No. 0-21430)

10.46*(A)  Amendment of 1993 Stock Option Plan (see Exhibit 10.47 to Form 10-K
           filed on March 25, 2005, Commission File No. 0-21430)

10.47* Amendment Numbers One, Two, Three and Four to Loan and Security A greement, originally dated July 26, 2002, by and among the Company and the other borrowers thereto, the Guarantors party thereto and Foothill Capital Corporation (see Exhibit 10.48 to Form 10-K filed on March 25, 2005, Commission File No. 0-21430)

10.48* Purchase and License Agreement, dated September 25, 2003, between Bally Gaming, Inc. and Riviera Operating Corporation (see Exhibit
           10.49 filed on March 25, 2005, Commission File No. 0-21430)

10.49*(A)  2005 Incentive Stock Option Plan (see Exhibit A To Schedule 14A filed on April 22, 2005, Commission File No. 0-21430)

10.50*(A)  2005 Non-Qualified Stock Option Plan for Non-Employee
           Directors (see Exhibit B to Schedule 14A filed on April 22, 2005, Commission File No. 0-21430)

10.51(A)   Incentive Compensation Program as amended August 3, 1995.

10.52(A) Form of Restricted Stock Agreement under the Company's Restricted Stock Plan

10.53(A) Agreements, effective April 6, 2005, among the Company and Robert Vannucci, Duane Krohn, Ronald Johnson and Tullio Marchionne for the grant of common stock in substitution for intended stock options

10.54(A) Agreements, effective May 27, 2005, among the Company and Jeffrey A. Silver, Paul A. Harvey, Vincent L. DiVito and James N. Land, Jr. for the grant of common stock in substitution for intended stock options

21.1* Subsidiaries of the Company (see Exhibit 21.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

31.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2 Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

32.2 Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

* These are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to it as it appeared in a specified document previously filed with the Securities and Exchange Commission, to which there have been no amendments or changes, unless otherwise indicated.

(A) Management contract or compensatory plan or arrangement

                                        53
      Riviera Holdings Corporation
       Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003 and Reports of Independent Registered Public Accounting Firm

RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS
-------------------------------------------------------------------------------




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS
   OVER FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED
   FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2005 and 2004

   Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

   Statements of Stockholders' Deficiency for the Years Ended
     December 31, 2005, 2004 and 2003

   Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

   Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Riviera Holdings Corporation
Las Vegas, Nevada

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Riviera Holdings Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.




Las Vegas, Nevada

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Riviera Holdings Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riviera Holdings Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.




Las Vegas, Nevada

March 14, 2006

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(In Thousands)
------------------------------------------------------------------------------

ASSETS                                               2005             2004

CURRENT ASSETS:
  Cash and cash equivalents                        $ 20,571          $ 18,886
  Accounts receivable net                             3,544             3,898
  Inventories                                         2,485             2,047
  Prepaid expenses                                    4,197             4,101
                                                     ------            ------
           Total current assets                      30,797            28,932

PROPERTY AND EQUIPMENT Net                          171,130           177,115

OTHER ASSETS                                          7,396             9,043

DEFERRED INCOME TAXES                                 2,446             2,446
                                                    -------           -------
           Total assets                           $ 211,769         $ 217,536
                                                  =========           =======
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term debt                   $ 824           $ 1,441
  Current portion of obligation to officers           1,000             1,000
  Accounts payable                                   10,133             8,872
  Accrued interest                                    1,087             1,089
  Accrued expenses                                   12,261            15,197
                                                     ------            ------
           Total current liabilities                 25,305            27,599

LONG-TERM DEBT - Net of current portion             214,607           215,026

OBLIGATION TO OFFICERS - Net of current portion       3,126             4,203
                                                    -------           -------
            Total liabilities                       243,038           246,828

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.001 par value 60,000,000
    shares authorized; 17,082,324
    and 16,548,324 shares issued at
    December 31, 2005 and 2004, respectively             17                16
  Additional paid-in capital                         20,886            15,692
  Deferred compensation - restricted stock           (3,585)
  Treasury stock, 4,859,091 and 5,047,074
   shares at December 31, 2005 and
   2004, respectively                               (10,047)          (10,459)
  Deficit                                           (38,540)          (34,541)
                                                    -------           --------
           Total stockholders' deficiency           (31,269)          (29,292)
                                                    -------           --------
           Total liabilities and
              stockholders' deficiency             $ 211,769         $ 217,536
                                                    ========           =======
See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------

                                                    2005        2004      2003
REVENUES:
  Casino                                         $ 108,130   $ 110,461 $ 105,736
  Rooms                                             52,021      46,925    44,312
  Food and beverage                                 34,132      34,123    32,584
  Entertainment                                     17,371      20,767    18,641
  Other                                              8,312       8,243     7,872
                                                   -------     -------   -------
          Total revenues                           219,966     220,519   209,145
  Less promotional allowances                       17,739      19,169    18,986
                                                   -------     -------   -------
          Net revenues                             202,227     201,350   190,159
                                                   =======     =======   =======
COSTS AND EXPENSES:
  Direct costs and expenses of operating
       departments:
    Casino                                          56,092      54,530    56,273
    Rooms                                           27,133      25,987    24,704
    Food and beverage                               24,645      23,675    22,220
    Entertainment                                   13,214      14,066    12,160
    Other                                            2,906       2,836     2,761
  Other operating expenses:
    General and administrative
         Equity compensation                        1,627
         Sarbanes-oxley                             1,233
         Other general and administrative,         38,211      40,252    40,565
    Mergers, acquisitions and development costs,     (65)       1,193     2,365
    Asset impairment                                  777
    Depreciation and amortization                  14,065       13,852    16,211
                                                  -------      -------   -------
         Total costs and expenses                 179,838      176,391   177,259
                                                  -------      -------   -------
INCOME FROM OPERATIONS                             22,389       24,959    12,900
                                                  -------      -------   -------
OTHER (EXPENSE) INCOME:
  Interest expense, including related
     party interest of $517,929,
     $638,154 and $758,686 in 2005,
     2004 and 2005, respectively                  (26,608)    (27,079)  (27,380)
  Interest income                                     220          34        27
                                                  -------     -------    -------
          Total other expense                     (26,388)    (27,045)  (27,353)
                                                  -------     -------    -------
NET LOSS                                         $ (3,999)   $ (2,086)$ (14,453)
                                                 ========    ========  =========
EARNINGS PER SHARE DATA Loss per share,
       basic and diluted                         $ (0.34)    $ (0.20)  $ (1.39)
                                                 ========    ========  =========
  Weighted-average common and common
       equivalent shares                          11,833      10,671    10,422
                                                 ========    ========  =========
See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars In Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Deferred
                                                      Additional Compensation Retained
                                       Common Stock    Paid-In   Restricted   Earnings        Treasury Stock
                                   ------------------  Capital     Stock      (Deficit)  -------------------------
                                     Shares     Amount --------------------------------    Shares         Amount     Total


BALANCE January 1, 2003             15,407,319  $ 15  $13,628        -        $(18,002)   (5,058,762)     $(11,313)  $(15,672)

  Purchase of treasury stock
     deferred compensation trust                                                              (5,109)           (7)        (7)
  Stock issued under executive
     option plan                        75,000     -       70                                                              70
  Issuance of restricted stock          16,305     -       25                                                              25
  Net loss                                                                     (14,453)                                (14,453)
                                     ---------    --    -----     -------      --------    -----------     --------   ---------
BALANCE December 31, 2003            15,498,624   15   13,723                  (32,455)    (5,063,871)     (11,320)    (30,037)

  Stock issued under executive
     option plan                      1,048,500    1    2,167                                                            2,168
  Distribution of treasury stock
     deferred compensation trust                                                              16,707            37          37
  Other                                  1,200     -     (198)                                    90           824         626
  Net loss                                                                       (2,086)                                 (2,086)
                                     ----------  ---- -------      -------      --------   -----------      --------   ---------
BALANCE December 31, 2004           16,548,324    16   15,692                   (34,541)   (5,047,074)      (10,459)    (29,292)

  Stock Option Expense                                     60                                                                60
  Stock issued under executive
      option plan                      166,500     1      395                                                               396
  Issuance of deferred compensation-
      Resticted Stock                  367,500     -    5,151      (5,151)                                                    -
  Amortization of deferred compensation-
      Resticted Stock                                               1,566                                                 1,566
  Distribution of treasury stock
      - deferred compensation                            (412)                                 187,983         412            -
  Net loss                                                                       (3,999)                                 (3,999)
                                     -----------  --- -------     --------     ---------    ----------    --------     ----------
BALANCE December 31, 2005            17,082,324 $ 17  $20,886     $(3,585)     $(38,540)    (4,859,091)   $(10,047)    $(31,269)
                                     ==========   ==  =======     =========    ==========   ==========    ========     ==========


See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands)
-------------------------------------------------------------------------------


                                                    2005       2004      2003

OPERATING ACTIVITIES:
  Net loss                                        $ (3,999) $ (2,086) $(14,453)
  Adjustments to reconcile net loss to net
      cash provided by operating activities:
    Depreciation and amortization                   14,065    13,852    16,211
    Write off of development and project cost                  1,193     1,667
    Amortization of deferred compensation -
      restricted stock                               1,566
    Amortization of deferred compensation -
      stock options                                     60
    Provision for bad debts                            243       (49)      441
    Amortization of deferred loan fees               2,000     2,056     2,161
    Increase in operating (assets) and liabilities:
      Accounts receivable net                          111      (859)      579
      Inventories                                     (438)      (21)     (202)
      Prepaid expenses and other assets                (96)   (1,100)      967
      Accounts payable                               1,261       800      (266)
      Accrued expenses                              (2,936)      326      (706)
      Deferred compensation  plan obligation           (48)     (691)       29
      Deferred tax asset                                                   517
      Obligation to officers                        (1,000)   (1,000)     (750)
                                                    -------   -------    ------
         Net cash provided by operating activities  10,789    12,421     6,195
                                                    -------   ------     ------
INVESTING ACTIVITIES:
  Capital expenditures for property and equipment
          Las Vegas                                 (5,240)   (7,169)   (6,531)
  Capital expenditures for property and equipment
          Black Hawk                                (3,038)   (3,477)   (1,712)
  Decrease (increase) in other assets                  219       557       (12)
                                                     ------  -------     ------
           Net cash used in investing activities    (8,059)  (10,089)   (8,255)
                                                     ------  -------     ------
                                                                     (Continued)

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands)
--------------------------------------------------------------------------------


                                                      2005       2004       2003

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                  $         $ 316    $ 2,786
  Draw on (repayment) of Foothill line of credit               (2,000)     2,000
  Repayments on long-term borrowings                 (1,440)   (3,937)    (3,690)
  Exercise of employee stock options                    395     2,168         70
  Other                                                           663         18
                                                     -------    ------   -------
   Net cash provided by (used in)
      financing activities                           (1,045)    (2,790)    1,184
                                                    --------    -------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,685       (458)    (876)

CASH AND CASH EQUIVALENTS Beginning of year          18,886     19,344    20,220
                                                     ------     ------    ------
CASH AND CASH EQUIVALENTS End of year              $ 20,571   $ 18,886  $ 19,344
                                                     ======    =======   =======

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
  Property acquired with accounts payable-
      Las Vegas, Nevada                              $ 406     $ 331      $ 191
                                                     =====      ====      =====
  Property acquired with debt Las Vegas, Nevada       $ -      $ 325    $ 2,786
                                                     =====     =====     ======
  Property acquired with accounts payable-
      Black Hawk, Colorado                            $ 53     $ 354      $ 197
                                                     =====    ======     ======
  Cash interest paid                              $ 24,608  $ 25,023   $ 25,219
                                                   =======   =======    =======

See notes to consolidated financial statements.                    (Concluded)

RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations--Riviera Holdings Corporation and its wholly-owned subsidiaries (together, the "Company") own and operate the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and the Riviera Black Hawk Casino ("Riviera Black Hawk") in Black Hawk, Colorado.

      Riviera Las Vegas is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres. The buildings comprise approximately 1.8 million square feet, including 110,000 square feet of casino space, a 160,000 square-foot convention, meeting and banquet facility, 2,100 hotel rooms (including 169 luxury suites) in five towers, three restaurants including a buffet and barbeque, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, executive and other offices for Riviera Las Vegas are located on the property. There are approximately 35 food and retail concessions operated under individual leases with third parties. The leases are for periods from one year to ten years and expire over the next five years.

      Riviera Black Hawk is located on 1.63 acres of land at 400 Main Street, Black Hawk, Colorado. The buildings include approximately 325,000 square feet and comprise 32,000 square feet of gaming space, parking for approximately 520 vehicles (substantially all of which are covered), a 252-seat buffet, two bars and an entertainment center with seating for approximately 400 people.

      The Company's operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies. Management believes that the Company's procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

      Principles of Consolidation--The consolidated financial statements include the accounts of Riviera Holdings Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

      Cash Equivalents--All highly liquid investment securities with maturity of three months or less when acquired are considered to be cash equivalents.

      Securities classified as cash equivalents consist of short term investment and money market accounts (all with original maturities of 90 days or less) and had a value of $4,614,235 and $4,816,748 at December 31, 2005 and 2004, respectively.

      Inventories--Inventories consist primarily of food, beverage, gift shop, and promotional items and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Property and Equipment--Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Depreciation is computed primarily by the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets, which lives range from three years for certain equipment to 40 years for buildings.

      The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.

      Other Assets--Other assets include deferred bond offering costs and commissions, which are amortized over the life of the debt using the "interest method". Such amortized costs are included in interest expense.

      Stock-Based Compensation--As of December 31, 2005, the Company has five active stock-based compensation plans and two expired stock-based compensation plans. The effect of stock options in the income statement is reported in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Accordingly, no compensation cost has been recognized for unissued stock options in the stock option plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the non-employee stock compensation plan the Company shall at the discretion of the non-employee directors serving on the Company's Compensation Committee, issue shares of Company common stock to those directors in lieu of cash compensation. The amount of shares issued under this plan equals the market value of the shares on the normal director compensation date.

      Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123 (using the grant date fair value method value method), the Company's net loss and pro forma net loss per common share and common share equivalent would have been increased to the pro forma amounts indicated below at December 31 (in thousands, except per share amounts):

                                                      2005      2004    2003

Net loss as reported                                $(3,999)  $(2,086) $(14,453)
ADD:Stock-based employee compenstion expense           $ 60
Deduct:  Total stock-based employee compensation
  expense determined under fair value-based methods
  for awards net of related tax effects               $ (44)   $ (48)    $ (234)
Net loss pro forma                                  $(3,983) $(2,134) $(14,687)
Basic loss per common share as reported              $(0.34)  $(0.20)   $(1.39)
Basic loss per common share pro forma                $(0.34)  $(0.20)   $(1.41)
Diluted loss per common and common
  share equivalent as reported                       $(0.34)  $(0.20)  $(1.39)
Diluted loss per common and common share
  equivalent pro forma                               $(0.34)  $(0.20)  $(1.41)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, respectively: dividend yield of 0%; expected volatility 52%; risk-free interest rates of 4.49%; and expected lives of 10 years for all years. The weighted fair value of options granted in 2003 was $1.76. No options were granted in 2004 or 2005.

      Fair Value Disclosures

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Expenses--The carrying value of these items is a reasonable estimate of their fair value.

      Long-Term Debt--The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding at December 31, 2005 and 2004 is approximately $231,019,000 and $241,730,000, respectively.

      Treasury Stock

      Treasury shares are stated at cost. Included as treasury shares at December 31, 2005 were 191,022 shares held by the deferred compensation plan trust. These shares are eligible for voting by the plan participants, but are not considered outstanding for purposes of the financial statements.

      Revenue Recognition

      Casino Revenue--Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses less slot club cash points, cash vouchers and other related customer cash incentives.

      Room Revenue, Food and Beverage Revenue, Entertainment Revenue, and Other Revenue--The Company recognizes room, food and beverage, entertainment revenue, and other revenue at the time that goods or services are provided. Prices are fixed or determinable, pervasive evidence of an arrangement exists, and collection is reasonably assured.

      Promotional Allowances--Revenues include the estimated retail value of rooms, food and beverage, and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowance. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:


                                       Year Ended December 31
                                      ------------------------
(in thousands)                     2005           2004          2003

Food and beverage                $ 8,510        $ 8,693       $ 8,398
Rooms                              1,333          1,096         1,231
Entertainment                        632            890         1,641
                                 -------         --------    --------
Total costs allocated to
   casino departments            $10,475        $10,679       $11,270
                                 =======        =======      ========


      Estimates and Assumptions-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include recoverability of and estimated useful lives for depreciable and amortizable assets, certain accrued liabilities (including self-insurance reserves and customer loyalty programs, realizability of deferred tax assets, and collection allowances for receivables). Actual results may differ from estimates.

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

      Advertising-The costs of advertising are expensed as incurred and are allocated to each revenue department based upon content. Advertising expense was $2,472, $3,338 and $4,070 in 2005, 2004, and 2003,
      respectively.

      Sarbanes-Oxley Expenses - These costs represent professional fees to consultants and external auditors for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. They are a significant item, which we feel should be disclosed to the public.

      Recently Issued Accounting Standards-- In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are to be effective for us beginning January 1, 2006. In December 2005, we accelerated the vesting on all non-employee directors' options then outstanding (subject to the non-employee directors' agreements not to exercise the options prior to the exerisability dates before giving effect to the acceleration), and as a result, there will be no effect of applying the new standard on future periods with respect to currently outstanding employee and directors' options. The effect of the new standard on the accounting for future option grants cannot be predicted.

      In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS 143. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. When sufficient information exists, uncertainty about the amount and/or timing of future settlement should be factored into the liability measurement. The interpretation was effective for us for the year ended December 31, 2005. The adoption of this interpretation did not have a material impact on our results of operations or financial position.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles not prescribed by specific transition provisions of the newly adopted standard. It carries forward without change the requirements of APB Opinion No. 20 for accounting for error corrections and changes in estimates. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. We do not presently expect to enter into any accounting changes in the foreseeable future that would be affected by adopting SFAS No. 154 when it becomes effective.

2.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following at December 31 (in thousands):


                                          2005         2004

Casino                                   $1,454       $1,556
Hotel                                     3,334        3,556
                                         ------        -----
Total                                     4,788        5,112
Collection allowances                    (1,244)      (1,214)
                                         -------      ------
     Accounts receivable - net           $3,544       $3,898
                                         ======       ======

      Changes in the collection allowances consist of the following for the years ended December 31 (in thousands):


                                        2005          2004         2003

Beginning balance                      $1,214       $1,047        $ 990
Write-offs                               (229)         (68)        (316)
Recoveries                                 16           37           21
Provision for doubtful collection         243          198          352
                                       ------        -----        ------
Ending balance                         $1,244       $1,214       $1,047
                                       ======       ======       =======


        The Company manages its credit risk by evaluating customers' credit worthiness before extending credit. The maximum credit losses that might be sustained are limited to the recorded receivables less any amounts reserved.

3.    PREPAID EXPENSES AND OTHER ASSETS

      Prepaid expenses and other assets consist of the following at December 31 (in thousands):

                                        2005         2004

Prepaid gaming taxes                   $1,439        $1,110
Prepaid insurance                         814           921
Other                                   1,944         2,070
                                        -----         -----
    Total                              $4,197        $4,101
                                        =====         =====

4.    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31 (in thousands):

                                            2005         2004

Land and improvements                     $ 38,130     $ 38,130
Buildings and improvements                 143,417      143,417
Equipment, furniture, and fixtures         143,004      137,690
                                           -------      -------
Total cost                                 324,551      319,237
Accumulated depreciation and amortization (153,421)    (142,122)
                                          --------     ---------
Property and equipment-net                $171,130     $177,115
                                          ========     ========

Substantially all of the Company's property and equipment are pledged as collateral to secure debt (see Note 8).

5.    OTHER ASSETS

      Other assets consist of the following at December 31 (in thousands):

                                         2005           2004

Deposits                                 $ 83          $ 140
Bond offering costs and commissions,
  net of accumulated amortization
  of $5,556 and $3,962 respectively     6,153          7,747
Other                                   1,160          1,156
                                        -----          -----
Total                                 $ 7,396        $ 9,043
                                        =====          =====

6.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable consist of the following at December 31 (in thousands):

                                        2005           2004

Outstanding chip and token liability     $ 401        $ 609
Customer loyality liabilities              859        1,002
Progressive jackpot liabilities            654          457
Customer deposits and other                302          220
                                         -----        -----
Total customer-related payables          2,216        2,288

Accounts payable vendors                 6,077        4,355
Insurance contracts                        246          648
Customer deposits, non-gaming            1,159          874
Other                                      435          707
                                        ------        -----
Total                                 $ 10,133       $8,872
                                      ========       ======

        Accrued expenses consist of the following at December 31 (in thousands):

                                         2005         2004

Payroll and related taxes and benefits  $ 9,127      $10,202
Other                                     3,134        4,995
                                         ------       ------
Total                                   $12,261      $15,197
                                         ======       ======

7.    OBLIGATION TO OFFICERS

      Obligation to officers consists of the nonqualified pension plan obligation to our Chief Executive Officer ("CEO"), payable upon expiration of his employment contract or a change of control of the Company, including accrued interest and deferred compensation plan liabilities. See
      Note 12 for a description of these plans.

   (in thousands)                                 2005      2004

Nonqualified pension obligation CEO, unfunded     $ 513    $ 1,513
Accrued interest on pension CEO, unfunded         3,610      3,639
Deferred compensation funded                          3         51
                                                  -----      -----
                                                  4,126      5,203
                                                  -----      -----
Less current portion                             (1,000)    (1,000)
Obligation to officers - net of current portion  $3,126     $4,203
                                                  =====     ======


8.      LONG-TERM DEBT

 Long-term debt consists of the following at December 31 (in thousands):

                                                                2005        2004

11% Senior Secured Notes maturing on June 15, 2010, bearing
  interest, payable semiannually on June 15 and December 15 of each year, redeemable beginning June 15, 2006 at 105.5%; 2007 at 103.7%, 2008 at 101.8%, 2009 and thereafter at 100%.
  These notes are collateralized by the land and physical
  structures comprising Riviera Las Vegas and the assets of
  Riviera Black Hawk                                       $ 213,196   $ 212,792

5.5% to 5.9% notes collateralized by equipment, payable monthly,
 including interest, maturing through February 2007            1,448       2,056

Capitalized lease obligations (Note 9)                           252         968

5.5% Special Improvement District Bonds - issued by the City of
  Black Hawk, Colorado, interest and principal payable monthly
  over 10 years beginning in 2000                                535         651
                                                               -----       -----
Total long-term debt                                         215,431     216,467
Current maturities by terms of debt                            (824)     (1,441)
                                                             -------     -------
Total                                                      $ 214,607   $ 215,026
                                                             =======     =======

      Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2006                                                            $ 824
2007                                                              888
2008                                                              324
2009                                                              199
2010                                                          213,196
                                                            ---------
Total                                                        $215,431
                                                            =========

      On June 26, 2002, the Company obtained new debt in the principal amount of $215 million in the form of 11% senior secured notes with a maturity date of June 15, 2010, substantially all of which were later exchanged for notes of the Company that were registered under the Securities Act of 1933, as amended (collectively, the "Notes"). Interest on the Notes is at the annual rate of 11% paid semiannually on each June 15 and December 15, beginning December 15, 2002. The net proceeds of the Notes, along with cash on hand, were used to defease Riviera Las Vegas' 10% First Mortgage Notes due 2004 and to defease Riviera Black Hawk's 13% First Mortgage Notes due 2005 with contingent interest. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the Notes at maturity on June 15, 2010. Accordingly, the ability of the Company to repay the Notes at maturity will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the Notes at maturity. On or after June 15, 2006, the Company may redeem Notes from time to time at a premium beginning at 105.5% and declining each subsequent year to par in 2009.

      The indenture governing the Notes (the "Note Indenture") provides that, in certain circumstances, the Company must offer to repurchase the Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the Notes without a refinancing.

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

                      Year                                Percentage
                      2006 .................................105.500%
                      2007..................................103.667%
                      2008..................................101.833%
                      2009 and thereafter...................100.000%

      The Note Indenture contains certain covenants, which limit the ability of the Company, as defined, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; or (vi) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company may be required to curtail or defer certain of its capital expenditure programs, which could have an adverse effect on operations. At December 31, 2005, the Company believes that it is in compliance with the covenants.

      On July 26, 2002, the Company entered into a $30 million, five-year secured credit facility. The credit facility is secured by substantially the same collateral that secures the Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, the Company can obtain extensions of credit in the forms of cash and letters of credit. The Company is required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco at its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars plus 3.00%. However, the minimum interest rate we will be charged on outstanding cash advances is 4.50%. The Company is required to pay a fee on all outstanding letters of credit equal to their face value times an annual percentage rate of 2.50%. Additionally, in the event of a default, the credit facility lender may increase the interest rate and letter of credit fee by an additional 2.00% per year during the period of default. An annual fee (paid monthly) of .5 percent is charged on the unused portions of the revolver plus a $3,000 monthly service fee. There were no advances outstanding on this revolver at December 31, 2005.

      The Company has a credit facility totaling $200,000 for letters of credit issued periodically to foreign vendors for purchases of merchandise. The letters require payment upon presentation of a valid voucher.

      The 5.5% Special Improvement District Bonds were issued by the City of Black Hawk, Colorado, prior to 2003 for $2,940,000. The proceeds were used for road improvements and other infrastructure projects benefiting Riviera Black Hawk and a nearby casino. The projects were completed prior to 2003 at a cost to the Company of $1,574,000, including interest and reserves.

9.    LEASING ACTIVITIES

      The Company leases certain office equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at lease inception and are included with property and equipment. Management estimates that the fair market value of the property and equipment subject to the leases approximates the net present value of the leases.

      The following is a schedule by year of the minimum rental payments due under capital leases as of December 31, 2005 (in thousands):


2006                                             $ 83
2007                                               83
2008                                               83
2009                                               61
2010
                                                 -----
Total minimum lease payments                      310
Taxes, maintenance, and insurance                 (31)
Interest portion of payments                      (27)
                                                ------
Present value of net minimum lease payments     $ 252
                                                ======

      Property and equipment under capital lease as of December 31, 2005 and 2004 were $11.4 and $11.1 million with accumulated amortization of $11.1 million and $10.9 million, respectively.

      Rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was approximately $1,096,307, $964,166 and $1,596,487, respectively. All are cancelable within a year.

      In addition, the Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of noncancelable operating leases that expire in various years through 2011. Rental income, which is included in other revenue, for the years ended December 31, 2005, 2004 and 2003 was approximately $2,205,300, $1,907,400 and $1,835,000 respectively.

      Riviera Las Vegas has recently added a buyout/liquidated damages provision to its standard lease. The modification provides that in the event of a major renovation or certain other events, the Company has the right, according to an agreed-upon formula, to buy out any remaining term of the lease by providing the tenant twelve months written notice. This provision or similar wording is included in new leases and renewals.

      At December 31, 2005, the Company had future minimum annual rental income due under noncancelable operating leases as follows (in thousands):


2006                                             $ 2,376
2007                                               1,991
2008                                                 979
2009                                                 669
2010                                                 617
                                                   -----
Total                                            $ 6,632
                                                  ======

10.   INCOME TAXES

      The effective income tax rate of zero differs from the statutory federal income tax rates for the years ended December 31 as follows (dollars in thousands):

                                  2005             2004              2003
                            ---------------  ------------------  ------------
                             Amount   Rate     Amount    Rate     Amount  Rate

Income taxes benefit
  at federal statutory rate $(1,400) (35.0)% $ (730)    (35.0)%  $(5,054)(35.0)%
Employee Benefits               695   17.4 %   1,555     74.6 %     (433) (3.0)%
Other                          (471) (11.8)%   (308)    (14.8)%
Valuation allowance           1,176   29.4 %   (517)    (24.8)%    5,487  38.0 %
                              -----   ------   -----    -------    -----  ------
Benefit for income taxes       $ -     0.0 %    $ -      0.0 %      $ -    0.0 %
                              =====   ======   =====    =======    =====  ======

      Comparative analysis of the (benefit) provision for income taxes is as follows:


                    2005         2004          2003

Current           $             $             $ (517)
Deferred             -             -             517
                  ------       -------        ------
Total              $ -           $ -            $ -
                  ======       =======        =======

      The tax effects of the items composing the Company's net deferred tax (asset) liability consist of the following at December 31 (in thousands):


                                                               2005       2004

Deferred tax liabilities:
  Reserve differential for hospitality and gaming activities $ 1,168    $ 1,015
  Difference between book and tax-depreciable property         4,820      4,385
  Other                                                          511        511
                                                               -----      -----
Total                                                          6,499      5,911
                                                               =====      =====

                                                              2005        2004

Deferred tax assets:
  Net operating loss carryforward                           $19,785     $18,279
  Reserves not currently deductible                           2,536       2,195
  Bad debt reserves                                             474         465
  AMT and other credits                                       3,092       2,622
                                                            -------     -------
Total                                                        25,887      23,561
                                                            -------    --------
Valuation allowance                                         (16,942)   (15,204)
                                                            -------    --------
Net deferred tax asset                                      $ 2,446    $ 2,446
                                                            =======     =======

      The Company has $3,092,000 of alternative minimum tax ("AMT") credit and general business credit available to offset future income tax liabilities. The AMT credits have no expiration date. The general business credit will not begin to expire until 2010. The Company has approximately $56,530,000 net operating loss carryforwards, which will expire between 2013 and 2026. . If the Company were to sell certain assets, the gain on sale could be sheltered from taxes up to approximately $17 million. However, the Company does not believe that there is sufficient certainty to reduce the valuation allowance. Accordingly, a valuation allowance has been provided for substantially all deferred tax assets

      The realizability of the net deferred tax asset related to Rivera Las Vegas is dependent upon future earnings. The Company's net deferred tax asset approximates its AMT credit carryforwards, which have an indefinite life.

11.   COMMITMENTS AND CONTINGENCIES

      The Company is party to routine lawsuits arising from the normal operations of a casino or hotel. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

      Employees and Labor Relations-- As of December 31, 2005, the Company had approximately 1,627 full-time equivalent employees and had collective bargaining agreements in Las Vegas with eight unions covering approximately 794 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians, painters and teamsters. The Company's agreement with the Carpenters Union expired in 2005 but was extended until July 2006. The Company's agreement with the Painters Union was renegotiated in 2005 and expires in 2010. Agreements with the Southern Nevada Culinary and Bartenders Union, covering the majority of the Company's unionized employees, were renegotiated in 2002 and expire in 2007, as does the agreement with the Stagehands Union. The agreement with the Teamsters Union expires in 2008 while the Operating Engineers and Electrician agreements expire in 2009. The collective bargaining agreement with the Musicians Union expired in 1999. The Company is currently in negotiations with the Musicians Union. Although unions have been active in Las Vegas, management considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to the Company.

12.   EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

      Chairman-William L. Westerman serves as our Chairman of the Board, President and CEO, and as Chairman of the Board and CEO of our wholly-owned subsidiary, Riviera Operating Corporation ("ROC").

      Under Mr. Westerman's employment agreement, which was last amended on July 15, 2003, he is employed for an indefinite period, subject to termination by either Mr. Westerman upon at least 180 days written notice or the Company upon at least 90 days written notice. Mr. Westerman's base annual compensation is $1,000,000. Under his employment agreement, Mr. Westerman is not entitled to participate in the Incentive Compensation Plan or other executive bonus plan established by the Company.

      The employment agreement required the Company to fund a retirement account for Mr. Westerman. Pursuant to that agreement, the Company makes no further principal contributions to the retirement account subsequent to January 1, 2001 but the account continues to accrue interest. The retirement account had a balance, including accrued interest, of $4,122,703 as of December 31, 2005.

      Mr. Westerman's retirement account is credited quarterly with interest on the first day of each succeeding calendar quarter in an amount equal to the product of (i) the Company's average borrowing cost for the immediately preceding fiscal year, as determined by the Company's Chief Financial Officer, and (ii) the average outstanding balance in the retirement account during the preceding calendar quarter. At the recommendation of our Compensation Committee, in order to reduce the amount that would be payable immediately upon Mr. Westerman's separation from the Company, it was agreed that commencing April 1, 2003, and continuing the first day of each quarter thereafter, he be paid the following in cash: (i) a distribution of $250,000 from the principal balance of his retirement account; and (ii) the quarterly interest credited to his retirement account one quarter in arrears. Total interest accrued to Mr. Westerman in 2005 was $517,929 while interest accrued was $638,154 for 2004 and $757,686 for 2003.

      We retain beneficial ownership of Mr. Westerman's retirement account, which is earmarked to pay his retirement benefits. However, upon (1) the vote of a majority of the outstanding shares of common stock approving a "change of control" (as discussed in the next paragraph), (2) the occurrence of a change of control without Mr. Westerman's consent, (3) a breach by us of a material term of the employment agreement or (4) the expiration or earlier termination of the employment agreement for any reason other than cause, Mr. Westerman has the right to require us to establish a "Rabbi Trust" for his benefit. He also has the right to require us to fund such trust with cash equal to the amount then credited to his retirement account, including any amount to be credited to his retirement account upon a change of control.

      On February 5, 1998, our stockholders approved a merger agreement(which subsequently terminated). That approval constituted a change of control under Mr. Westerman's employment agreement. On March 5, 1998, Mr. Westerman exercised his right to require us to establish and fund a Rabbi Trust for his benefit. On March 20, 1998, Mr. Westerman waived his right to have us fund the Rabbi Trust in exchange for our agreement to fund it within five business days after notice from him.

      In the event that Mr. Westerman ceases to be employed by us (except for termination for cause, in which case Mr. Westerman would forfeit all rights to monies in the retirement account), Mr. Westerman will be entitled to receive the amount in the retirement account (principal and interest) in 20 equal quarterly installments commencing as of the date he ceases to be employed. In the event that Mr. Westerman's Rabbi Trust has not yet been funded, the balance of principal and interest of the retirement account shall be paid directly to Mr. Westerman upon his retirement or termination (except for cause) or upon a change of control.

      The agreement provides that for a period of 24 months following termination for any reason except cause, Mr. Westerman shall not engage in any activity, which is in competition with the Company within a 75-mile radius from the location of any hotel or casino then operated by the Company. As consideration for not competing, the Company shall pay to Mr. Westerman a total of $500,000 in two equal annual installments of $250,000. The first installment is payable within five business days of termination of employment with the second installment payable on the first anniversary of termination.

      In addition to Mr. Westerman, one other executive, Robert Vannucci, has an employment agreement with us.

      Mr. Vannucci serves as President of ROC under an employment agreement that was last amended on March 24, 2003. Mr. Vannucci's base compensation is $300,000 in cash and $100,000 in shares of stock under our Restricted Stock Plan (see "Restricted Stock Plan" below or cash, at his election.

      Mr. Vannucci's agreement provides that he is to receive $25,000 in stock, based on our stock's market value, or cash (at his election) on the first business day of each quarter, plus common stock, based on market value, or cash (at his election), equal to the amount of the award he receives under our Incentive Compensation Plan. Mr. Vannucci is presently entitled to rights of ownership with respect to the shares he receives under our Restricted Stock Plan, including the right to vote and receive dividends. Mr. Vannucci may not, however sell, assign, pledge, encumber or otherwise transfer any of the shares so long as we employ him, without our written consent. The shares fully vest to Mr. Vannucci upon a change of control (as defined) or his separation of employment from us, so long as such separation is not termination for cause. Mr. Vannucci chose to receive $100,000 in cash in 2005 pursuant to these provisions.

      Mr. Vannucci's employment agreement provides for an Incentive Compensation Plan entitling him to participate in our Las Vegas Incentive Compensation Plan, whereby he may share in a portion of such plan's pool. Mr. Vannucci's agreement also provides for an additional incentive award in his choice of either Restricted Stock Plan shares or cash in an amount, equal to his Incentive Compensation Plan award. Mr. Vannucci did not receive an Incentive Compensation Plan award for 2003 or 2005. For 2004 Mr. Vannucci received an Incentive Compensation Plan award of $57,000 cash, which entitled him to an additional incentive award of $57,000, which he elected to receive in cash. Mr. Vannucci's agreement automatically renews annually subject to 120 days prior written notice by him or us.

      Incentive Compensation Plan--We have has an Incentive Compensation Plan covering employees who, in the opinion of our Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with us, or who have made a significant contribution to the successful and profitable operation of the Company. The amount of each bonus is based upon a sliding targeted scale of earnings established annually. During the years ended December 31, 2005, 2004 and 2003, the Company recorded accrued bonuses of $556,892, $1,085,092 and $302,216 respectively, under this plan.

      Pension Plan Contributions--We contribute to multi-employer pension plans under various union agreements to which we are a party. Contributions, based on wages paid to covered employees, were approximately $1,759,561, $1,714,812 and $1,646,000 for the years ended December 31, 2005, 2004 and
      2003, respectively. These contributions were for approximately 813 employees, including food, beverage, employees and room department workers, carpenters, engineers, stagehands, electricians, painters, and teamsters. Our share of any unfunded liability related to multi-employer plans, if any, is not determinable.

      Profit Sharing and 401(k) Plans--We have profit sharing and 401(k) plans (the "Profit Sharing and 401(k) Plans") for employees of Riviera Las Vegas and Riviera Black Hawk who are at least 21 years of age and who are not covered by a collective bargaining agreement after one year of service.

      We may contribute to the 401(k) component of the Profit Sharing and 401(k) Plans in an amount not to exceed 25% of the first 8% of each participant's compensation. We made contributions of $290,200, $302,882 and $220,900 for the years ended December 31, 2005, 2004 and 2003. We also pay administrative costs of the Profit Sharing and 401K Plans, which are not material.

      Prior to 2003, we suspended contributions to the profit sharing component of the Profit Sharing and 401(k) Plans and we have substituted contributions to an Employee Stock Ownership Plan ("ESOP"), (see "Employee Stock Ownership Plan," directly below).

      Employee Stock Ownership Plan--The ESOP was established prior to 2003 to replace the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged. The ESOP provides that all employees of Riviera Las Vegas and Riviera Black Hawk who were employed on and completed a minimum of 1,000 hours of service by,

      December 31 of that plan year, were at least 21 years of age, and were not covered by a collective bargaining agreement are eligible to participate in the ESOP. The ESOP provides that we will make a contribution to the ESOP's participants at Riviera Las Vegas and Riviera Black Hawk relative to the economic performance of each property and for the corporate participants relative to the economic performance of the entire company. For Riviera Las Vegas, we will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings are exceeded, up to a maximum of 4% for 2005. For Riviera Black Hawk, we will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained, an additional 1% for the next $1.5 million and an additional 1% thereof for each $2 million by which operating earnings are exceeded, up to a maximum of 4% for 2005. For Riviera corporate participants, we will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained an additional 1% for each $2 million by which operating earnings are exceeded, up to a maximum of 2%. Under the ESOP, our contributions are made in cash, which may be used to buy our common stock and pay participants upon separation of service. We contributed to the ESOP $125,974 in 2005, $899,253 in 2004 and $348,435 in
      2003.

      Deferred Compensation Plan--Prior to 2003, we adopted a Deferred Compensation Plan (the "DCP"). The purpose of the DCP is to provide eligible employees with the opportunity to defer the receipt of cash compensation. Participation in the DCP is limited to employees who receive annual compensation of at least $100,000. The deferred funds, other than the common stock component, are maintained on the Company books as funded liabilities under Rabbi Trusts for the benefit of the participants. All elections to defer the receipt of compensation must be made no later than December 1st preceding the plan year to which the election relates and are irrevocable for the duration of that plan year. No deferrals have been made since 2004. Six executives were participating in the DCP as of December 31, 2005. The DCP is distributing common stock to participants under established schedules. The common stock is included in the Rabbi Trusts for the participants and is recorded as treasury stock in these financial statements.

      Restricted Stock Plan--Prior to 2003, we adopted a Restricted Stock Plan to provide incentives, to attract and retain highly competent persons as officers and key employees. Participants consist of such officers and key employees as our Compensation Committee determines to be significantly responsible for our success and future growth and profitability. Awards of restricted stock are subject to such terms and conditions as we determine to be appropriate at the time of the grant, including restrictions on the sale or other disposition of such shares and provisions for the forfeiture of unvested shares for no consideration upon termination of the participant's employment within specified periods or under certain conditions.

      Salary Continuation Agreements--Approximately 60 executive officers and certain other employees (excluding Mr. Westerman and Mr. Vannucci) of ROC have salary continuation agreements effective through December 2006, pursuant to which they will be entitled to receive (1) either six months' or one year's salary if their employment with the Company is terminated, without cause, within 12 or 24 months of a change of control of the Company; and (2) group health insurance for periods of either one or two years. The base salary payments are payable in biweekly installments, subject to the employee's duty to mitigate by using his or her best efforts to find employment. In addition, four officers and significant employees have salary continuation agreements effective through December 31, 2006, pursuant to which each of them will be entitled to receive two year's base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company. These four salary continuation agreements are not subject to a duty to mitigate. The estimated total amount payable under all such agreements was approximately $6.4 million, including $1.5 million in benefits, as of December 31, 2005.

13.   STOCK OPTION PLANS

      Stock Compensation Plans--At December 31, 2005, we had two active stock option plans and two expired stock option plans, which are described below. We account for the fair value of grants under those plans in accordance with APB Opinion No. 25. Under the 1993 Employee Stock Option Plan (the "1993 Option Plan"), we were authorized to grant options to employees for up to one million shares of our common stock. Under the Non-Qualified Stock Option Plan for Non-Employee Directors (the "1996 Option Plan"), we were authorized to grant options to non-employee directors for up to 150,000 shares of common stock. Under these plans, the exercise price of each option equaled the market price of our stock on the date of grant (110% of market value in the case of an incentive option granted to an owner of more than 10% of our common stock) and an option's maximum term was 10 years (5 years in the case of an incentive option granted to a an owner of more than 10% of our common stock). Under the 1993 Option Plan, options vest 25% on the date of grant and 25% each subsequent year. All options have become vested under the 1996 Option Plan. Although the 1993 Option Plan and 1996 Option Plan have expired, some options granted under these plans are still outstanding.

      Effective May 17, 2005, we implemented two new stock option plans and reserved a total of 1,150,000 shares for options issuable under the plans. We allocated 150,000 shares to a new option plan for non-employee directors. We will grant options for 6,000 shares to each non-employee director on each anniversary of the effective date of the plan. Also, we will grant options for 6,000 shares to each person who becomes a non-employee director after May 17, 2005. The option exercise price will be the closing market price of our stock on the date of the option grant. The options will vest over five years at 20% per year, commencing on the first anniversary of the grant.

      We allocated one million shares to a new incentive stock option plan for our officers and key employees. Our Stock Option Committee will have discretion as to whom those options will be granted and the number of shares to be allocated to each option grant. The option exercise price will be the closing market price of our stock (110% of market value in the case of an incentive option granted to an owner of more than 10% of our common stock) on the date of the option grant. The options will vest over four years, with 20% vesting on the date of grant, and an additional 20% on each anniversary of the grant.

      During the third quarter of 2004, we determined that options for 385,500 shares (128,500 prior to the three-for-one split), with an average exercise price of $1.84 per share ($5.53 prior to the stock split), which we attempted to grant to 21 executives under the 1993 Option Plan between July 15, 2003 and May 10, 2004, could not be granted because the plan expired on June 30, 2003. Prior to this determination, we had reported those options as being outstanding and unexercised.

      Prior to 2005, two executives to whom we attempted to grant options for 48,000 of those 358,500 shares left our employment. On April 6, 2005, we granted to the 19 remaining executives a total of 337,500 shares under our Restricted Stock Plan in substitution for the stock options that we had attempted to grant to them under the 1993 Option Plan.

      Except for accelerated vesting in the event of an executive's death, disability, retirement at or after age 62, termination of employment by us other than for cause, or certain events of hardship, or in the event of a change in control of the Company, the vesting schedule for the shares is as follows.

                              March 10, 2006............20%
                              March 10, 2007............40%
                              March 10, 2008............60%
                              March 10, 2009............80%
                              March 10, 2010...........100%

      Also during the third quarter of 2004, we determined that options for 30,000 shares (10,000 shares prior to the stock split), with an average exercise price of $2.97 ($8.92 prior to the stock split), which we attempted to grant to our four non-employee directors in April and May 2004 under the 1996 Option Plan, could not be granted because that plan expired on June 30, 2003. Prior to this determination, we had reported those options as being outstanding and unexercised.

      On May 27, 2005, we granted a total of 30,000 shares of stock to our non-employee directors in substitution for the stock options that we had attempted to grant to them under the 1996 Option Plan. Those shares are subject to restrictions on resales, assignments, pledges, encumbrances or other transfers prior to vesting. The shares vest at the rate of 20% per year on each anniversary of the grant date. However, accelerated vesting will occur upon death, disability, a change of control of the Company or under any other termination of directorship status, except resignation prior to reaching age 62 or declining to stand for reelection prior to reaching age 62 (which would result in forfeiture of the non-vested shares).

      On December 30, 2005 we accelerated the vesting and exercisability of the outstanding stock options awarded to our non-employee directors under the 1996 Option Plan (subject to their agreement not to exercise those options before the earliest date(s) on which they could have been exercised prior to giving effect to the acceleration). The acceleration resulted in a $60,000 one-time non-cash charge to expense in the fourth quarter of 2005.

      The activity of the 1993 Option Plan and the 1996 Option Plan is as follows:

                                                           Weighted-
                                                           Average
                                                          Per Share
                                                           Exercise
1993 Option Plan                            Shares           Price

Outstanding, January 1, 2003              1,677,000          $ 2.10
  Grants                                    385,500          $ 1.75
  Canceled                                 (223,500)         $ 1.76
                                          ----------
Outstanding, December 31, 2003            1,839,000          $ 2.21
  Exercised                              (1,048,500)         $ 2.07
  Canceled                                 (397,500)         $ 1.84
                                          ----------
Outstanding, December 31, 2004              393,000          $ 2.39
  Exercised                                (166,500)         $ 2.38
                                          ----------
Outstanding, December 31, 2005              226,500          $ 2.41
                                          ----------
1996 Option Plan

Outstanding, January 1, 2003                 72,000          $ 2.37
  Automatic grant to directors               18,000          $ 1.87
  Canceled                                  (18,000)         $ 2.56
                                            --------
Outstanding, December 31, 2003               72,000          $ 2.37
  Reinstated                                 12,000          $ 4.46
                                            --------
Outstanding, December 31, 2004               84,000          $ 2.54
                                               -
                                            --------
Outstanding, December 31, 2005               84,000          $ 2.54
                                            ========

        No grants have been made under the 2005 option plans.


                    Options Outstanding                    Options Exercisable
-------------------------------------------------------------------------------
                    Number    Weighted-                   Number
                  Outstanding  Average       Weighted-  Exercisable    Weighted-
                      at        Remaining     Average       at          Average
    Range of     December 31,  Contractual   Exercise  December 31,     Exercise
Exercise Prices      2005        Life          Price       2005          Price

 $1.33 to $2.00     54,000      5.9 years      $1.89      310,500      $ 2.44
 $2.18 to $4.50    256,500      5.0 years      $2.56

14.   LOSS PER SHARE

      Basic loss per share is computed by dividing net loss per share by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net income by the weighted number of common and common-equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted loss per share. Such antidilutive options outstanding for the years ended December 31, 2005, 2004 and 2003 were 276,196; 417,777; and 1,677,000, respectively based on the treasury method.

15.   SEGMENT DISCLOSURES

      We review our operations by our geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. All inter-segment revenues have been eliminated.

(In thousands)                         2005            2004            2003

Net revenues:
   Riviera Las Vegas                 $150,688        $147,949        $140,963
   Riviera Black Hawk                  51,539          53,401          49,196
                                     --------        --------        --------
Total net revenues                   $202,227        $201,350        $190,159
                                     ========        ========        ========
EBITDA(1):
   Riviera Las Vegas                 $ 26,789        $ 27,158        $ 22,678
   Riviera Black Hawk                  17,282          16,884          13,283
                                     --------        --------        --------
Total property EBITDA                $ 44,071        $ 44,042        $ 35,961
                                     ========        ========        ========
Other costs and expenses:
   Corporate expense
       Equity-based compensation        1,627
       Sarbanes-oxley                   1,233
       Other corporate expenses         4,045           4,038           4,485
   Depreciation and amortization       14,065          13,852          16,211
   Mergers, acquisitions and
       development costs, net             (65)          1,193           2,365
   Asset impairmnet                       777
   Interest expense                    26,608          27,079          27,380
   Interest Income                       (220)            (34)            (27)
   Other-net
                                       -------         ------          ------
Total other costs and expenses         48,070          46,128          50,414
                                       -------         ------          ------
Net loss                             $ (3,999)       $ (2,086)       $(14,453)
                                      ========       =========       ========

Interest expense

   Riviera Las Vegas                 $ 18,857        $ 19,140        $ 19,208
   Riviera Black Hawk                   7,751           7,939           8,172
                                     --------        --------        --------
                                     $ 26,608        $ 27,079        $ 27,380
                                     ========        ========        ========
Depreciation and amortization

   Riviera Las Vegas                 $ 9,712        $ 9,839        $ 11,706
   Riviera Black Hawk                  4,453          4,013           4,505
                                     --------        --------        --------
                                     $14,065        $13,852        $ 16,211
                                     ========       ========        ========
Asset impairmnet

   Riviera Las Vegas                   $ 310          $               $
   Riviera Black Hawk                    467
                                     --------        --------        --------
                                      $  777          $               $
                                     ========        ========        ========

                                          December 31
                                 --------------------------------
                                      2005            2004
Property and equipment (2):
   Riviera Las Vegas                $111,209        $115,950
   Riviera Black Hawk                 59,921          61,165
                                    --------        --------
Total                               $171,130        $177,115
                                    ========        ========

(1) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors. We use property-level EBITDA (EBITDA before corporate expenses) as the primary measure of operating performance of our properties, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments that are not reflected in EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than we do.

(2) Property and equipment represent property and equipment and, net of accumulated depreciation and amortization.

      Riviera Las Vegas--The primary marketing of Riviera Las Vegas is not aimed toward residents of Las Vegas, Nevada. Significantly all revenues derived from patrons visiting Riviera Las Vegas are from other parts of the United States and other countries. Revenues for Riviera Las Vegas from a foreign country or region may exceed 10% of all reported segment revenues; however, Riviera Las Vegas cannot identify such information, based upon the nature of our gaming operations.

      Riviera Black Hawk-- Riviera Black Hawk primarily serves the residents of metropolitan Denver, Colorado. As such, we believe that significantly all revenues are derived from within 250 miles of that geographic area.

16.   GUARANTOR INFORMATION

      The 11% Notes and the $30 million senior secured credit facility are guaranteed by all of our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. Riviera Gaming Management of Missouri, Inc. ("RGMM") and Riviera Gaming Management of New Mexico, Inc. ("RGMNM") are unrestricted subsidiaries of RHC, are not guarantors of the 11% Notes RGMM and RGMNM do not have operations and do not significantly contribute to our financial position or results of operations.

17.   RELATED PARTY TRANSACTIONS

      Jeffrey A. Silver, a member of our board of directors, is a shareholder in the law firm of Gordon & Silver, Ltd. ("Gordon & Silver"). We have engaged Gordon & Silver for various securities issues and other legal matters since 1993. We continue to utilize the services of Gordon & Silver and we believe that the fee arrangement is substantially equivalent to the arrangements that would have been made with a comparable law firm where a relationship of this nature did not exist. We incurred legal expenses to the firm which are included in mergers, acquisitions and development cost, net of $137,469, $85,447 and $73,770 in 2005, 2004 and 2003, respectively.
      We incurred legal expenses to the firm which are included in other general and administrative costs of $296,607, $90,729 and $113,764 in 2005, 2004 and 2003, respectively.

18.   SUBSEQUENT EVENTS



On December 22, 2005, Mr. William L. Westerman, Chief Executive Officer, entered into an agreement with a group of buyers for the sale of 1.0 million of his shares of the Company's stock at $15.00 per share and the possibility of the sale of his remaining approximately 1.1 million shares at that same price. On January 8, 2006, the sale of the 1.0 million shares was consummated, which resulted in those shares becoming "restricted securities" under Rule 144 of the Securities and Exchange Commission. In connection with that agreement, it was publicly reported in Schedule 13D filed with the Securities and Exchange Commission that the buyers intended to commence negotiations with Riviera to acquire the Company at a price of not less than $15.00 per share. On March 2, 2006, discussions between the Special Committee of the Company's Board of Directors and the buyers of Mr. Westerman's shares, concerning the possible acquisition of the Company, terminated because the buyers and the Special Committee did not reach agreement on the acquisition price.


19.  UNAUDITED QUARTERLY FINANCIAL DATA


RIVIERA HOLDINGS CORPORATION
UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in Thousands, Except per Share Data)
-------------------------------------------------------------------------------
                                   March 31   June 30  September 30  December 31
Year ended December 31, 2005:
  Net revenues                       $ 52,464  $ 53,257   $ 50,337   $ 46,169
  Operating income                      8,757     5,607      5,320      2,705
  Income (loss) before tax benefit      2,138   (1,003)    (1,273)    (3,861)
  Net Income (loss)                     2,138   (1,003)    (1,273)    (3,861)
  Income (loss) per share basic &
     diluted                           $ 0.18   $ (0.08)   $ (0.11)   $ (0.33)


Year ended December 31, 2004:
  Net revenues                       $ 50,460  $ 52,794   $ 50,617   $ 47,479
  Operating income                      7,374     7,563      4,810      5,212
  Income (loss) before tax benefit        540        829   (1,988)    (1,467)
  Net Income (loss)                       540        829   (1,988)    (1,467)
  Income (loss) per share basic &
       diluted                         $ 0.05    $ 0.08    $ (0.19)   $ (0.14)