Form 10-K/A
period 2005-12-31
RIVIERA HOLDINGS CORP
filed 2006-05-01
CIK 899647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

 [ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from             to
                                                    -----------   -------------

                        Commission file number 000-21430
                          RIVIERA HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                               88-0296885
------------------------------                                 -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada 89109                                             89109
------------------------------                                  ------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange on Which Registered
   ----------------------------      -----------------------------------------
   Common Stock, $.001 par value     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                -----------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as d
efined in Rule 405 of the Securities Act. YES       NO  X
                                              -----    ---------

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. YES       NO   X
                                                       -----    -----------

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

Large accelerated filer ___   Accelerated filer   X   Non-accelerated filer ___
                                               -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  YES ___ NO   X
                                             ---------

Based on the closing sale price of the registrant's common stock on the American Stock Exchange on June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $206,500,000.

As of April 26, 2006 the number of outstanding shares of the registrant's common stock was 12,454,755.

Documents incorporated by reference:  None.
    ====================================================================
                               Page 1 of 19 pages
                    Exhibit Index Appears on Page 19 hereof.

                                EXPLANATORY NOTE

The purpose of this amendment is to (i) amend Part III, Items 11, 12, 13 and 14 in their entirety pursuant to General Instruction G.(3) to Form 10-K, (ii) correct the dates of the Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements (collectively, the "Accountants' Reports"), which accompanied the financial statements in the Form 10-K filed on March 15, 2005, and (iii) file additional exhibits and one corrected exhibit under Item 15. The Accountants' Reports are being re-filed with no changes other than a corrected date (March 13, 2006 instead of March 14, 2006). For that reason, the accompanying financial statements are also being re-filed, but they contain no changes from the financial statements in the Form 10-K filed on March 15, 2006.

PART II

Item 8.    Financial Statements and Supplementary Data

           See Financial Statements in Part IV; Item 15(a).

PART III

Item 11.   Executive Compensation

         The following table presents a summary of the compensation we paid in the years ended December 31, 2005, 2004 and 2003 to our and ROC's CEO, and to our four other most highly compensated executive officers who received over $100,000 in compensation from us during 2005 (collectively, the "Named Executive Officers").

                                                             Other
                                                             Annual         Restricted    All Other
               Name and                                     Compen-            Stock      Compen-
          Principal Position    Year  Salary($)   Bonus($)  sation ($)(1)(4) Awards ($)(7) sation ($)(2)
          ------------------    ----  ---------   --------  ----------        ----------   ----------

William L. Westerman(6)         2005 $1,000,000    $ -       $295,293          $  -         $  1,283
Our Chairman of the Board       2004  1,000,000      -        446,178(3)          -            1,438
and CEO, CEO of ROC             2003  1,000,000      -        547,591(3)          -            1,438

Robert A. Vannucci              2005    300,000      -        103,500(5)       814,998         1,720
President and Chief Operating   2004    300,000   114,000     104,000(5)           -           1,720
Officer of ROC                  2003    300,000       -       103,000(5)           -           1,720


Duane R. Krohn (6)              2005    250,000    54,000        4,500         407,499(8)       1,438
Our Treasurer                   2004    250,000    57,000        4,000             -            1,438
and Executive Vice President of 2003    250,000       -          3,500             -            1,438
Finance and Treasurer of ROC


Ronald P. Johnson               2005    250,000    54,000        4,500         407,499          1,438
Executive Vice President of     2004    250,000    90,500        4,000            -             1,438
Gaming Operations of ROC        2003    250,000      -           3,500            -             1,438


Tullio J. Marchionne            2005    188,215    54,000        4,500         214,874           827
Our Secretary and Executive     2004    120,086    12,000        4,000            -              533
Vice President and Secretary    2003    142,732      -           3,000            -              451
of ROC

(1) Includes amounts that we contributed under our Profit Sharing and 401(k) Plans. We contributed $4,500 for the account of each of the Named Executives Officers in 2005, $4,000 for the account of each of them in 2004 and $3,500 for the account of each of them in 2003.
(2)      Includes premiums that we paid for excess life insurance.
(3) Includes the portion of the interest earned on Mr. Westerman's retirement account that exceeds the interest, which would have been earned if the interest rate had been 120% of the applicable federal long-term rate, with compounding, prescribed under Section 1274(d) of the Internal Revenue Code. Additional interest earned on Mr. Westerman's retirement account that is not reported in the above table amounted to $238,632 in 2005, $195,977 in 2004 and $210,095 in 2003.
(4) In addition to the amounts reported in this column, each Named Executive Officer received perquisites and other personal benefits, the aggregate amount of which did not exceed the lesser of $50,000 or 10% of the total of such Named Executive Officer's annual Salary and Bonus reported in the table.
(5) Includes a $100,000 cash award or award of stock under our Restricted Stock Plan pursuant to Mr. Vannucci's employment agreement. Mr. Vannucci has the choice of $25,000 in cash or $25,000 in stock per quarter. (See "Restricted Stock Plan" below for a summary of our Restricted Stock Plan.)
(6) Mr. Krohn is retiring, effective May 2, 2006. Upon Mr. Krohn's retirement, Mr. Westerman will assume Mr. Krohn's positions on an interim basis, in addition to Mr. Westerman's current positions.
(7) Includes shares of Common Stock granted under our Restricted Stock Plan in substitution for stock options that we were unable to grant. Mr. Vannucci received 60,000 shares; Mr. Krohn and Mr. Johnson each received 30,000 shares; and Mr. Marchionne received 19,500 shares. These shares are eligible for any dividends that we pay on our Common Stock, but we do not expect to pay any dividends in the foreseeable future. The dollar amounts reported in the table are based on the closing market price of our Common Stock on the date we awarded the restricted stock. Based on the closing market price of our Common stock on December 30, 2005, this restricted stock had an aggregate value of $2,286,405.
(8) Upon Mr. Krohn's retirement on May 2, 2006, $325,999 of the amount reported in the table (24,000 shares) will be forfeited.

Incentive Stock Option Plans and Stock Grants

         We granted no stock options in 2005. The information set forth below is on an as-adjusted basis, giving effect to our March 11, 2005 three-for-one stock split.

         In July 2003, we attempted to grant 385,500 options under our 1993 Employee Stock Option Plan (the "1993 Plan"). Subsequently, however, we determined that the 1993 Plan had expired prior to those grants, which rendered them null and void. Two executives to whom we attempted to grant options for a total of 48,000 shares have since left our employment. On April 6, 2005, we granted to 19 remaining executives a total of 337,500 shares of our Common Stock under our Restricted Stock Plan (see "Restricted Stock Plan" below) in substitution for the stock options that we had attempted to grant to them. Those shares are subject to a five-year vesting schedule, vesting 20% each March 10, commencing in 2006. The shares completely vest immediately upon death, disability, retirement at or after age 62, termination of employment by the Company other than for cause, events of hardship as approved by our Compensation Committee or in the event of a change in control of the Company.

        Although the 1993 Plan has expired, some options granted under the 1993 Plan are still outstanding.

     Effective May 17, 2005, we implemented our 2005 Incentive Stock Option Plan ("Employee Plan"). We have allocated one million shares to the Employee Plan, in which our officers and key employees are eligible to participate. Our Stock Option Committee has discretion as to whom Employee Plan Options will be granted and the number of shares allocated to each option grant. The option exercise price will be the closing market price of our Common Stock (110% of the closing market value in the case of an incentive option granted to an owner of more than 10% of our Common Stock) on the date of the option grant. The options will vest over four years, with 20% vesting on the date of grant, and an additional 20% on each anniversary of the grant.

Option Exercises and Year-End Options Values

         There were no options exercised by directors or executive officers during 2005. The following table presents information regarding the value at December 31, 2005 of unexercised, in-the-money options held by the Named Executive Officers.

                    Number      Value          Number of        Value of Unexercised,
                   of Shares  Realized     Shares Underlying     In-The-Money Options(1)
                   Acquired               Unexercised Options
                      In                  Exer-        Unexer-     Exer-    Unexer-
       Name        Exercise             cisable       cisable    cisable    cisable
       ----        --------   --------  ----------   ---------- ----------- --------
Robert A. Vannucci     0         N/A     120,000          0     $1,966,800    $0
Duane R.  Krohn        0         N/A       7,500          0     $  122,925    $0
Ronald P. Johnson      0         N/A      30,000          0     $  491,700    $0
Tullio J. Marchionne   0         N/A      36,000          0     $  590,040    $0

(1) The reported value is the difference between the closing market price of our Common Stock on December 30, 2005 and the exercise price of the options.

Employment Agreements

         William L. Westerman serves as our Chairman of the Board, President and CEO, and as Chairman of the Board and CEO of ROC.

         Under Mr. Westerman's employment agreement, which was last amended on July 15, 2003, he is employed for an indefinite period, subject to termination by either Mr. Westerman upon at least 180 days written notice or by us upon at least 90 days written notice. Mr. Westerman's base annual compensation is $1,000,000. Under his amended employment agreement, Mr. Westerman is not entitled to participate in our Senior Management Compensation Bonus Plan or any other executive bonus plan.

         Mr. Westerman's employment agreement required us to fund a retirement account for him. Pursuant to that agreement, we make no further principal contributions to the retirement account subsequent to January 1, 2001 but the account continues to accrue interest. The retirement account had a balance, including accrued interest, of $4,122,703 as of December 31, 2005.

         We credit Mr. Westerman's retirement account quarterly with interest on the first day of each succeeding calendar quarter in an amount equal to the product of (1) our average borrowing cost for the immediately preceding fiscal year, as determined by our Chief Financial Officer, and (2) the average outstanding balance in the retirement account during the preceding calendar quarter. At the recommendation of our Compensation Committee, in order to reduce the amount that would be payable immediately upon Mr. Westerman's separation from employment with us, Mr. Westerman and we agreed to the following cash payments to him commencing April 1, 2003, and continuing on the first day of each quarter thereafter: (1) a distribution of $250,000 from the principal balance of his retirement account; and (2) the quarterly interest credited to his retirement account one quarter in arrears. Total interest accrued to Mr. Westerman's account in 2005 was $529,425; total interest accrued was $638,155 in 2004 and $754,186 in 2003.

         We retain beneficial ownership of Mr. Westerman's retirement account, which is earmarked to pay his retirement benefits. However, upon (1) the vote of a majority of the outstanding shares of our Common Stock approving a "Change of Control" (as discussed directly below), (2) the occurrence of a Change of Control without Mr. Westerman's consent, (3) a breach by us of a material term of the employment agreement or (4) the expiration or earlier termination of the employment agreement for any reason other than cause, Mr. Westerman has the right to require us to establish a "Rabbi Trust" for his benefit. He also has the right to require us to fund such trust with cash equal to the amount then credited to the retirement account, including any amount to be credited to the retirement account upon a Change of Control.

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

         Mr. Westerman's agreement also provides that for 24 months following termination of employment for any reason except cause, Mr. Westerman shall not engage in any activity, which is in competition with us within a 75 mile radius from the location of any hotel or casino then operated by us. As consideration for not competing, we will pay Mr. Westerman a total of $500,000 in two equal annual installments of $250,000. The first installment will be payable within five business days of termination of employment, with the second installment payable on the first anniversary of termination.

         In addition to Mr. Westerman, one other executive, Robert Vannucci, has an employment agreement with us.

         Mr. Vannucci serves as President of ROC under an employment agreement that was last amended on March 24, 2003. Mr. Vannucci's base compensation is $300,000 in cash and $100,000 in shares of our Common Stock under our Restricted Stock Plan or cash, at his election.

         Mr. Vannucci's agreement provides that he is to receive $25,000 in Common Stock based on our Common Stock's market value, or cash (at his election) on the first business day of each quarter, plus Common Stock, based on market value, or cash (at his election), equal to the amount of the award he receives under our Incentive Compensation Program. Mr. Vannucci chose to receive $100,000 in cash in 2005 pursuant to these provisions. Mr. Vannucci is presently entitled to rights of ownership with respect to shares he receives under our Restricted Stock Plan, including the right to vote and receive dividends. Mr. Vannucci may not, however, sell, assign, pledge, encumber or otherwise transfer any restricted shares so long as we employ him, without our written consent. The restrictions terminate and the shares become fully vested upon a change of control (as defined) or upon Mr. Vannucci's termination of employment with us, so long as such termination is not for cause. On December 27, 2002, holdings of our Common Stock by Donald Trump and his related parties exceeded 10% of our outstanding Common Stock, which constituted a change of control for purposes of Mr. Vannucci's restricted shares. This triggered a release of the restrictions on 164,526 shares held by Mr. Vanucci.

         Mr. Vannucci's employment agreement also entitles him to participate in our Incentive Compensation Program in which he may receive an annual incentive bonus, as discussed in "Incentive Compensation Program" below. Mr. Vannucci's agreement further provides for an additional incentive award in his choice of either Restricted Stock Plan shares or cash in an amount equal to his Incentive Compensation Program award. Mr. Vannucci did not receive an Incentive Compensation Program award for 2003 or 2005. For 2004 Mr. Vannucci received an Incentive Compensation Program award of $57,000 cash, which entitled him to an additional incentive award of $57,000, which he elected to receive in cash. Mr. Vannucci's agreement automatically renews annually, subject to 120 days' prior written notice by him or us.

Profit-Sharing and 401(k) Plans

         We have profit-sharing and 401(k) plans (the "Profit-Sharing and 401(k) Plans") for employees who are at least 21 years of age and are not covered by a collective bargaining agreement after one year of service.

         We may contribute to the 401(k) component of the Profit-Sharing and 401(k) Plans an amount not to exceed 25% of the first 8% of each participant's compensation. We made contributions of $290,200, $302,882 and $220,900 for the years ended December 31, 2005, 2004 and 2003, respectively. We also pay administrative costs of the Profit-Sharing and 401(k) Plans, which are not material.

         Prior to 2003, we suspended contributions to the profit-sharing component of the Profit-Sharing and 401(k) Plans and we have substituted contributions to an Employee Stock Ownership Plan (see "Employee Stock Ownership Plan," directly below).

Employee Stock Ownership Plan

         We have an Employee Stock Ownership Plan ("ESOP"). The ESOP was established effective January 1, 2000 to replace the profit-sharing contribution component of the Profit-Sharing and 401(k) Plans. (The 401(k) component remains unchanged.) The ESOP provides that all employees in the plan year who completed a minimum of 1,000 hours of service in that year, were employed through December 31 of that plan year, were at least 21 years of age and were not covered by a collective bargaining agreement are eligible to participate. We make contributions for the ESOP's participants at our Las Vegas and Black Hawk properties relative to the economic performance of each property. For Riviera Las Vegas, we make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating results target is attained and an additional 1% thereof for each $2 million by which that target is exceeded, up to a maximum of 4% for 2005. For Riviera Black Hawk, we make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating results target is attained, an additional 1% thereof for the next $1.5 million by which that target is exceeded, and an additional 1% thereof for each additional $2 million by which operating earnings targets are exceeded, up to a maximum of 4% for 2005. Our ESOP contributions are made in cash, which the ESOP trustee uses primarily to buy our Common Stock. For Riviera corporate participants, we make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained an additional 1% for each $2 million by which operating earnings are exceeded, up to a maximum of 2%. We contributed to the ESOP $125,974 in 2005, $899,253 in 2004 and $348,435 in 2003.

Incentive Compensation Program

         Approximately 89 executives and other significant employees participate in our incentive compensation program. Participants are eligible to receive an annual incentive bonus based on attainment of predetermined financial targets at Riviera Las Vegas and Riviera Black Hawk and at an aggregate of both locations for Riviera corporate employees.

         The employment position held by a participant determines the incentive bonus award level to which that participant would be entitled if our pre-determined financial targets are achieved. Our Chairman of the Board and CEO has discretion to change the bonus level associated with any position.

         We recorded accrued awards of $556,892; $1,085,092; and $302,216 under our Incentive Compensation Program for 2005, 2004 and 2003, respectively.

Deferred Compensation Plan

         We have a Deferred Compensation Plan that gives eligible employees the opportunity to defer cash compensation. Participation in this plan is limited to employees who receive annual compensation of at least $100,000. The deferred funds are maintained on our books as liabilities. All elections to defer the receipt of compensation must be made by December 1st preceding the plan year to which the election relates and are irrevocable for the duration of such year. Five of our executives currently participate in this plan.

Restricted Stock Plan

         We have a Restricted Stock Plan to attract and retain highly competent persons as officers and key employees. Participants consist of such officers and key employees as our Compensation Committee determines are significantly responsible for our success and future growth and profitability. Awards of Common Stock are subject to such terms and conditions as we determine are appropriate at the time of the awards, including restrictions on the sale or other disposition of such stock, a vesting schedule under which the restrictions lapse, and provisions for the forfeiture of non-vested (i.e. restricted) stock upon termination of the participant's employment within specified periods or under certain conditions.

Salary Continuation Agreements

         Approximately 60 executive officers and certain other employees (excluding Mr. Westerman and Mr. Vannucci) have salary continuation agreements effective through December 2006, under which they would be entitled to receive
(1) either six months' or one year's salary if their employment with us is terminated, without cause, within 12 or 24 months of a change of control of the Company; and (2) group health insurance for periods of either one or two years. The base salary payments would be made in biweekly installments, subject to the employee's duty to mitigate by making best efforts to find other employment. In addition, four officers and significant employees, including Mr. Krohn and Mr. Marchionne, have salary continuation agreements effective through December 31, 2006, under which each of them would be entitled to receive two year's base salary and certain benefits for two years if their employment is terminated without cause within 24 months of a change of control of the Company. These four salary continuation agreements are not subject to a duty to mitigate. Mr. Krohn is retiring effective May 2, 2006, which will not entitle him to compensation under his salary continuation agreement. As of April 20, 2006, the total amount that would be payable under all such agreements if all payment obligations (excluding obligations to Mr. Krohn) were triggered was approximately $5.9 million, including approximately $1.4 million in benefits.

Compensation of Directors

         Messrs. Silver, Harvey and Land are each paid an annual fee of $50,000 for services as a Director. Mr. DiVito is paid an annual fee of $75,000 for services as a Director and as Chairman of our Audit Committee. Each Director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.

         In 1996 we adopted our Nonqualified Stock Option Plan for Non-Employee Directors (the "1996 Plan"), which was approved by our stockholders and which expired in 2003. Under the 1996 Plan, each individual elected, re-elected or continuing as a non-employee Director would automatically receive options for 6,000 shares of our Common Stock (as adjusted for the 2005 stock split), with an exercise price equal to the fair market value of our Common Stock on the date of grant. In 2004 before we determined that the 1996 Plan had expired, we attempted to grant options to our non-employee Directors for a total of 30,000 shares of our Common Stock. Because of the prior expiration of the 1996 Plan, though, those options were null and void. At our 2005 annual meeting, stockholders approved the issuance of 30,000 shares of our Common Stock to our non-employee Directors as substitute compensation for those options. Messrs Silver, Harvey and DiVito each received 6,000 shares and Mr. Land received 12,000 shares of our Common Stock.

         Also at our 2005 annual meeting, stockholders approved the 2005 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The Director Plan provides that on each anniversary of the effective date of the Director Plan, each individual elected, reelected or continuing as a non-employee Director will receive a nonqualified stock option for 6,000 shares of our Common Stock with an exercise price equal to the fair market value of our Common Stock on the date of grant. These options vest at the rate of 20% per year commencing on the first anniversary of the grant.

         Upon becoming a Director, Mr. Silver was granted options under the 1996 Plan to purchase 6,000 shares at $2.35 per share on February 26, 2001. Mr. Silver was subsequently granted options to purchase 6,000 shares at $2.18 per share on May 10, 2001, options to purchase 6,000 shares at $2.58 per share on May 10, 2002 and options to purchase 6,000 shares at $1.87 per share on May 12, 2003.

         Upon becoming a Director, Mr. Harvey was granted options under the 1996 Plan to purchase 6,000 shares at $2.20 per share on May 18, 2001. Mr. Harvey was subsequently granted options to purchase 6,000 shares at $2.58 per share on May 10, 2002 and 6,000 shares at $1.87 per share on May 12, 2003.

         Upon becoming a Director, Mr. DiVito was granted options under the 1996 Plan to purchase 6,000 shares at $1.87 per share on July 12, 2002. Mr. DiVito was subsequently granted options to purchase 6,000 shares at $1.87 per share on May 12, 2003.

         Directors who are also our officers or employees do not receive additional compensation for services as a Director. Mr. Westerman is the only such Director.

         Under our Stock Compensation Plan, our Directors who are members of our Compensation Committee have the right to receive all or part of their annual fees in the form of our Common Stock having a fair market value equal to the amount of their fees. Of the 50,000 shares that we allocated to this plan, 46,020 remain available for issuance.

Compensation Committee Interlocks and Insider Participation
         Jeffrey A. Silver, a Director and Chairman of our Compensation Committee, is a shareholder in the law firm of Gordon & Silver, Ltd., which we have retained for various legal matters during our last fiscal year and in 2006.

Compensation Committee Report on Executive Compensation

         Our Compensation Committee endeavors to ensure that the compensation program for our executive officers is effective in attracting and retaining key executives responsible for our success and is tailored to promote our and our stockholders' long-term interests. Our 2005 executive officer compensation program was principally comprised of base salary, an Incentive Compensation Program, a 401(k) plan, contributions to the ESOP, the Deferred Compensation Plan and the Restricted Stock Plan.

         Our Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for our CEO and his recommendations regarding the other executive officers. In particular, the Compensation Committee considers several financial performance measures, including revenue growth and net income. However, the Compensation Committee does not apply any specific quantitative formula in making compensation decisions. The Compensation Committee also considers achievements that, while difficult to quantify, are important to our long-term success. The Compensation Committee seeks to create a mutuality of interest between our officers and our stockholders by increasing the executive officers' ownership of our Common Stock through the ESOP, Deferred Compensation Plan and Restricted Stock Plan. On March 10, 2005, due to the expiration of the 1993 Plan, we adopted a new Employee Plan, to which we have allocated 1,000,000 shares of our Common Stock and which was approved by our stockholders at our 2005 Annual Meeting.

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

         Date:    April 20, 2006          Jeffrey A. Silver         Chairman
                                          Paul A. Harvey            Member
                                          Vincent L. DiVito         Member

         The following table compares the annual change in the cumulative total return, assuming reinvestment of dividends, on our Common Stock with the annual change in the cumulative total returns of the NASDAQ Broad Market, the American Stock Exchange Index (the "AMEX Index"), the New York Stock Exchange (the "NYSE") and the NASDAQ Amusement and Recreation Services Index (the "NASDAQ 79xx"), which we consider to be our peer industry group. The table assumes an investment of $100 on December 31, 2000, in each of our Common Stock, the stocks comprising the NASDAQ Broad Market, the stocks comprising the AMEX Index and the stocks comprising the NASDAQ 79xx.

         The table below is a Comparison of Cumulative Total Return Among the Company, NYSE/AMEX/Nasdaq Stock Market (US Companies) and Nasdaq stocks (SIC 7900 - 7999 US Companies amusement and recreation services) (1).

               Riviera     NYSE/AMEX/Nasdaq               Nasdaq
                             U.S. Companies              (SIC 79xx)
                                                 US Amusement Companies
 12/31/00      111.8             88.7                   84.2
 12/31/01       66.5             79.2                   98.6
 12/31/02       67.8             62.9                   81.7
 12/31/03       84.9             82.9                  116.1
 12/31/04      651.0             93.1                  153.6
 12/30/05      690.1            111.3                  154.8

         (1) Comprised of companies whose stock is traded on the Nasdaq National Market and whose standard industrial classification is within 7900-7999. We do not believe that this necessarily is an indication of the value of our Common Stock.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters

         Our Common Stock is listed on the American Stock Exchange ("Amex"). The following table contains information regarding the beneficial ownership of our Common Stock as of April 20, 2006, by (1) each of our directors and executive officers, (2) all of our directors and executive officers as a group and (3) each person who, to our knowledge, beneficially owns more than 5% of our outstanding Common Stock (based on reports filed with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended, or upon information furnished to us). The percentage of our outstanding Common Stock represented by each named person's stock ownership assumes the exercise by such person of all stock options that are exercisable within 60 days of April 20, 2006, but does not assume the exercise of stock options by any other persons. The percentage of our outstanding Common Stock represented by the stock ownership of all executive officers and directors as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of April 20, 2006, but does not assume the exercise of options by any persons outside of that group. Except as indicated in the footnotes to the table, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.


                                                      Shares Beneficially Owned
                 Name                                     Number     Percentage

  Directors and Executive Officers:
  William L. Westerman(1)(2)(16)                         1,096,286       8.8%
  Jeffrey A. Silver (1)(3)                                  45,000         *
  Paul A. Harvey(1)(4)                                      24,000         *
  Vincent L. DiVito(1)(5)                                   19,000         *
  James N. Land, Jr. (1)                                    16,000         *
  Robert A. Vannucci (1)(6)                                390,607       3.1%
  Ronald P. Johnson(1)(7)                                  372,613       3.0%
  Duane R. Krohn (1) (8)                                   333,092       2.7%
  Tullio J. Marchionne(1)(9)                                60,271         *
  All directors and executive officers as a group(10)    2,356,869       18.6%

  Beneficial Owners of More Than 5% of Our Common
   Stock (other than Mr. Westerman):
  D.E. Shaw & Co., L.P. and related parties(11)          1,219,900       9.8%
  Plainfield Special Situations Master Fund Limited and
     related parties(12)                                 1,056,800       8.5%
  Galleon Management, L.L.C. and related parties(13)       830,000       6.7%
  Riviera Holdings Corporation Employee Stock Ownership
     Plan (ESOP)(14)                                       883,314       7.1%

  Flag Luxury Properties, LLC, Paul Kanavos and related
     parties (collectively, the "Flag Parties")(15)(16)    200,000       1.6%
  Brett Torino and related parties (collectively, the
     "Torino Parties")(15)(16)                             200,000       1.6%
  Barry Sternlicht and related parties (collectively, the
     "Sternlicht/Starwood Parties")(15)(16)                423,200       3.4%
  High Desert Gaming, LLC, Neil Bluhm, Greg Carlin and
     related parties (collectively, the "High
     Desert/Bluhm/Carlin Parties")(15)(16)                 375,300       3.0%
                                                           -------       ----
                    Total                                1,198,500       9.6%


-------------------------------
o        Less than 1%.

(1) The address for each director and executive officer is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
(2)      Includes 4,566 shares held through our ESOP.
(3) Includes 24,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options.
(4) Includes 18,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options.
(5) Includes 12,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options.

(6) Includes 120,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options, 3,776 shares under our Deferred Compensation Plan and 5,302 shares held through our ESOP.
(7) Includes 30,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options, 82,470 shares under our Deferred Compensation Plan and 5,302 shares held through the ESOP.
(8) Includes 5,559 shares under our Deferred Compensation Plan and 5,302 shares held through the ESOP. Upon Mr. Krohn's retirement on May 2, 2006, 24,000 shares of restricted Common Stock that are included in his stock ownership listing will be canceled.
(9) Includes 36,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options and 2,971 shares held through the ESOP.
(10) Includes a total of 240,000 shares which may be acquired by directors and executive officers as a group within 60 days of April 20, 2006 upon the exercise of outstanding options, 91,805 shares under our Deferred Compensation Plan and 23,442 shares held through the ESOP. Upon Mr. Krohn's retirement on May 2, 2006, 24,000 of his shares that are included in this listing will be canceled.
(11) D.E. Shaw & Co., L.P. ("DESCO LP") acts as investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. ("Laminar") and D.E. Shaw Valence Portfolios, L.L.C. ("Valence"). DESCO LP is also the managing member of Valence and D. E. Shaw Investment Management, L.L.C. ("DESIM LLC"). D.E. Shaw & Co., L.L.C. ("DESCO LLC") acts as managing member to Laminar. D. E. Shaw & Co., Inc. ("DESCO Inc.") is the general partner of DESCO LP. D. E. Shaw & Co. II, Inc. ("DESCO II, Inc.") is the managing member of DESCO LLC. David E. Shaw is the president and sole shareholder of DESCO Inc. and DESCO II, Inc. The stock ownership reported in the table is comprised of 1,194,500 shares held in the name of Laminar; 25,200 shares held in the name of Valence; and 200 shares under the management of DESIM LLC. The address of all of the persons named above in this footnote is 120 West 45th Street, Floor 39, Tower 45, New York, New York 10036. This information is based on information reported by Laminar, Valence, DESCO LLC, DESCO LP and Mr. Shaw in a
         Schedule 13D filed with the SEC on April 11, 2006.
(12) Plainfield Asset Management LLC ("Asset Management") is the Manager of Plainfield Special Situations Master Fund Limited ("Master Fund"), which holds 1,056,800 shares. Max Holmes ("Holmes") is the chief investment officer of Asset Management. Each of Holmes and Asset Management may therefore be deemed a beneficial owner of the shares held by Master Fund. The address of Master Fund, Asset Management and Holmes is 55 Railroad Avenue, Greenwich, CT 06830. This information is based on information reported by Master Fund, Asset Management and Holmes in a Schedule 13G filed with the SEC on March 15, 2006.
(13) Pursuant to the partnership agreement of Galleon Captains Partners, L.P., Galleon Healthcare Partners, L.P., Galleon Technology Partners II, L.P., Galleon Explorers Partners, L.P., and Galleon Communication Partners, L.P., Galleon Management, L.P. and Galleon Advisors, L.L.C. share all investment and voting power with respect to securities held by Galleon Captains Partners, L.P., Galleon Healthcare Partners, L.P., Galleon Technology Partners, L.P., Galleon Explorers Partners, L.P., and Galleon Communication Partners, L.P., and pursuant to an investment management agreement, Galleon Management, L.P. has all investment and voting power with respect to the securities held by Galleon Captains Offshore, Ltd., Galleon Healthcare Offshore, Ltd., Galleon Technology Offshore, Ltd., Galleon Communications Offshore, Ltd., Galleon Explorers Offshore, Ltd., Galleon Admirals Offshore, Ltd. and Galleon Buccaneers Offshore, Ltd. Raj Rajaratnam, as the managing member of Galleon Management, L.L.C., controls Galleon Management, L.L.C., which, as the general partner of Galleon Management, L.P., controls Galleon

         Management, L.P. Raj Rajaratnam, as the managing member of Galleon Advisors, L.L.C., also controls Galleon Advisors, L.L.C. The shares reported herein by Raj Rajaratnam, Galleon Management, L.P., Galleon Management, L.L.C., and Galleon Advisors, L.L.C. may be deemed beneficially owned as a result of the purchase of such shares by Galleon Captains Partners, L.P., Galleon Captains Offshore, Ltd., Galleon Technology Partners II, L.P., Galleon Technology Offshore, Ltd., Galleon Healthcare Partners, L.P., Galleon Healthcare Offshore, Ltd., Galleon Explorers Partners, L.P., Galleon Explorers Offshore, Ltd., Galleon Communication Partners, L.P., Galleon Communication Offshore, Ltd., Galleon Admirals Offshore, Ltd. and Galleon Buccaneers Offshore, Ltd., as the case may be. Each of Raj Rajaratnam, Galleon Management, L.P., Galleon Management, L.L.C., and Galleon Advisors, L.L.C. disclaims beneficial ownership of the shares reported in the table, except to the extent of any pecuniary interest therein. The address of each of the persons named above, other than Galleon Management, L.P., is c/o Galleon Management, L.P., 135 East 57th Street, 16th Floor, New York, New York 10022. The address of Galleon Management, L.P. is 135 East 57th Street, 16th Floor, New York, New York 10022. This information is based on information reported by the above parties in Amendment No. 1 to Schedule 13G filed with the SEC on February 15, 2006.
(14) The trustee of the ESOP (the "Trustee") and its address are Marshall & Ilsley Trust Company N.A., 1000 North Water Street, Suite 1200, Milwaukee, Wisconsin 53202. All of the shares held by the ESOP are voted on each proposal in proportion to the voting instructions received by the Trustee from all ESOP participants who submit voting instructions. For example, if (1) the ESOP holds 1,000 shares of our Common Stock, (2) the Trustee receives voting instructions from participants on whose behalf the ESOP holds only 500 shares, and (3) those participants, in the aggregate, instruct the Trustee to vote 300 shares in favor of a proposal and 200 shares against it, then 600 shares held by the ESOP will be voted for the proposal and 400 shares will be voted against it. Our Common Stock held by the ESOP on behalf of our executive officers is reported in the ESOP's Common Stock ownership listing as well as in the Common Stock ownership listings for the respective executive officers and for executive officers and directors as a group.
(15) The following is based on information reported in a Schedule 13D and amendments thereto filed with the SEC, through April 6, 2006, jointly by the Flag Parties, the Torino Parties, the Sternlicht/Starwood Parties and the High Desert/Bluhm/Carlin Parties (collectively, the "Joint Filing Parties"):
               The Flag Parties consist of Flag Luxury Riv, LLC; Flag Luxury Properties, LLC; MJX Flag Associates, LLC; Flag Leisure Group, LLC; Sillerman Real Estate Ventures, LLC; Robert Sillerman; and Paul Kanavos. Each of the Flag Parties is deemed a beneficial owner of 200,000 shares. The address of the Flag Parties is 650 Madison Ave., New York, NY 10022.
               The Torino Parties consist of RH1, LLC; ONIROT Living Trust dated 6/20/2000; and Brett Torino. Each of the Torino Parties is deemed a beneficial owner of 300,000 shares. The address of the Torino Parties is 4455 Wagon Trail Ave., Las Vegas NV 89118.
               The Sternlicht/Starwood Parties consist of Rivacq LLC; SOF U.S. Hotel Co-Invest Holdings, L.L.C.; SOF-VII U.S. Hotel Holdings, L.L.C.; I-1/I-2 U.S. Holdings, L.L.C.; Starwood Global Opportunity Fund VII-A, L.P.; Starwood Global Opportunity Fund VII-B, L.P.; Starwood U.S. Opportunity Fund VII-D, L.P.; Starwood U.S. Opportunity VII-D-2, L.P.; Starwood Capital Hospitality Fund I-1, L.P.; Starwood Capital Hospitality Fund I-2, L.P.; SCF-VII Management, L.L.C.; SCG Hotel Management, L.L.C.; Starwood Capital Group Global, LLC; and Barry Sternlicht. Each of the Sternlicht/Starwood Parties is deemed a beneficial owner of 300,000 shares, except Barry Sternlicht who beneficially owns 423,200 shares. The address of the Sternlicht/Starwood Parties, except Rivacq LLC, is 591 W. Putnam Ave., Greenwich, CT 06830. The address of Rivacq LLC is One World Financial Center, New York, NY 10281.

               The High Desert/Bluhm/Carlin Parties consist of High Desert Gaming, LLC; LAMB Partners; LAMB, LLC; ISLE Investors, LLC ("ISLE"); Greg Carlin; and Neil Bluhm. Each of the High Desert/Bluhm/Carlin Parties, except ISLE and Greg Carlin, is deemed a beneficial owner of 300,000 shares. ISLE beneficially owns 75,300 shares and Greg Carlin beneficially owns 375,300 shares. The address of the High Desert/Bluhm/Carlin Parties, except LAMB, LLC, is 900 North Michigan Ave., Suite 1900, Chicago, IL 60611. The address of LAMB, LLC is 0223 Placer Lane, Aspen, CO 81612, P.O. Box 2147.
(16) Pursuant to a Stock Purchase Agreement, dated as of December 22, 2005 (the "Westerman Agreement"), upon the issuance of the requisite approvals by Nevada gaming authorities, certain members of the Joint Filing Parties will have (i) the right or obligation to purchase substantially all of Mr. Westerman's shares of Common Stock and (ii) a proxy to vote or direct the voting of Mr. Westerman's shares of Common Stock in favor of an acquisition of the Company by members of the Joint Filing Parties (an "Acquisition Transaction"). Mr. Westerman is also obligated to vote his shares of Common Stock in favor of an Acquisition Transaction. Those shares are reported as beneficially owned by Mr. Westerman, not by the Joint Filing Parties. This information is based on the Westerman Agreement, as contained in an exhibit in a Schedule 13D filed with the SEC by William L. Westerman on December 27, 2005 and in a Schedule 13D filed with the SEC by the Joint Filing Parties on December 28, 2005.

Item 13.   Certain Relationships and Related Transactions

           Jeffrey A. Silver, a Director and Chairman of our Compensation Committee, is a shareholder in the law firm of Gordon & Silver, Ltd., which we have retained for various legal matters during our last fiscal year and in 2006.

Item 14.   Principal Accountant Fees and Services

Audit Fees

         We were billed by our principal accountants, namely Deloitte & Touche LLP, the member firms of Deloitte Touche, Tohmatsu and their respective affiliates (collectively "Deloitte"), a total of $748,500 and $217,000 for fiscal years 2005 and 2004, respectively, for their audit of our annual consolidated financial statements, their review of our consolidated financial statements in our quarterly reports on Form 10-Q and Sarbanes-Oxley Act compliance. The 2005 amount includes $221,500 for audit of our annual consolidated financial statements including reviews of our Form 10-Q and $527,000 for Sarbanes-Oxley Act compliance.

Audit-Related Fees

         We were billed $37,500 by Deloitte for benefit plan audits for the fiscal year ended December 31, 2004 and $41,500 by Piercy Bowler Taylor and Kern for benefit plan audits for the fiscal year ended December 31, 2005.

Tax Fees

         We were billed $117,000 and $61,000 by Deloitte for income tax services for the fiscal years 2005 and 2004, respectively. Those services consisted of preparation of federal and state income tax returns, related tax advice, and mergers and acquisitions consulting services.

All Other Fees

         We were billed by Deloitte $0 and $4,800 for other professional services in fiscal 2005 and 2004, respectively.

Audit Committee's Pre-Approval of Engagement

         Our policy is that before we engage our independent public accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our Audit Committee. All of our independent public accountants' services for which we paid audit-related fees or tax fees for 2005 and 2004, as described above, were within the scope of the engagement that our Audit Committee approved before we entered into the engagement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

         (a) (1)  List of Financial Statements

         The following is the list of Registered Public Accounting Firm Reports and the Consolidated Financial Statements of the Company:

-        Report of Independent Registered Public Accounting Firm on Internal
           Control Over Financial Reporting.
-        Report of Independent Registered Public Accounting Firm on the
           Consolidated Financial Statements.
-        Consolidated Balance Sheets as of December 31, 2005 and 2004.
-        Consolidated Statements of Operations for the Years Ended December 31,
           2005, 2004 and 2003.
-        Consolidated  Statements of Stockholders' Equity (Deficiency) for the
           Years Ended December 31,  2005, 2004 and 2003.
-        Consolidated Statements of Cash Flows for the Years Ended December 31,
           2005, 2004 and 2003.
-        Notes to Consolidated Financial Statements.

         (a) (2)  List of Financial Statement Schedules

         No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

         (a) (3)  List of Exhibits

         The exhibits that are filed in this Form 10-K amendment are listed in the Exhibit Index herein, which is incorporated by reference, and are in addition to the exhibits in the Company's Form 10-K filed on March 15, 2006 (the "Original Filing"), except for Exhibit Number 21.1 which replaces Exhibit Number
21.1 that was in the Original Filing.

         (b) The exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Form 10-K amendment. Such exhibits are in addition to those included in the Original Filing, except for Exhibit Number 21.1 which replaces Exhibit Number 21.1 that was in the Original Filing.

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

                                   April 28, 2006


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                         Date


/s/ WILLIAM L. WESTERMAN      Chairman of the Board, Chief        April 28, 2006
------------------------      Executive Officer and President
William L. Westerman

/s/ DUANE R. KROHN            Treasurer (Principal Financial      April 28, 2006
------------------------      and Accounting Officer)
Duane R. Krohn


/s/ JEFFREY A. SILVER         Director                            April 28, 2006
-----------------------
Jeffrey A. Silver


/s/ PAUL A. HARVEY            Director                            April 28, 2006
-----------------------
Paul A. Harvey


/s/ VINCENT L. DIVITO         Director                            April 28, 2006
-----------------------
Vincent L. DiVito


/s/ JAMES N. LAND, JR.        Director                            April 28, 2006
----------------------
James N. Land, Jr.

                                  EXHIBIT INDEX

         The exhibits listed below and filed herein are in addition to the exhibits listed and filed in the Original Filing, except for Exhibit Number 21.1 which replaces Exhibit Number 21.1 that was in the Original Filing.

Exhibit Number      Description
10.1(A)             Compensation arrangements for non-employee directors
10.2(A)             Criteria for Incentive Compensation Program awards
10.3(A)             Fourth Amendment to Employment Agreement between the Company and Robert Vannucci, dated March 24, 2003
10.4                Amendment Numbers Four and Five to Loan and Security
                    Agreement, originally dated July 26, 2002, by and among the Company and the other borrowers thereto, the Guarantors party thereto and Foothill Capital Corporation
21.1                Subsidiaries of Riviera Holdings Corporation
23.1                Consent of Deloitte & Touche LLP, Independent Registered
                    Public Accounting Firm
31.1                Certification of the Principal Executive Officer of the
                    Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2                Certification of the Principal Financial Officer of the
                    Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1                Certification of the Principal Executive Officer of the
                    Registrant pursuant to Exchange Act Rule 13a-14(b) and 18
                    U.S.C. 1350
32.2                Certification of the Principal Financial Officer of the
                    Registrant pursuant to Exchange Act Rule 13a-14(b) and 18
                    U.S.C. 1350

(A) Management contract or compensatory plan or arrangement.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.


/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 13, 2006

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


/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 13, 2006

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