Form 10-K/A
RIVIERA HOLDINGS CORP
filed 2006-05-03
CIK 899647

====================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

 [] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                               -----------   ----------------

                        Commission file number 000-21430
                          RIVIERA HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                     88-0296885
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                           89109
-------------------------------                          -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                 Name of Each Exchange on Which Registered
  -------------------                 ----------------------------------------
Common Stock, $.001 par value                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. YES       NO X
                                              ------   ---
Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. YES    NO   X
                                                      -----  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO
                                       ---    ----

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


Large accelerated filer ___   Accelerated filer   X    Non-accelerated filer ___
                                               -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  YES ___ NO   X
                                            -----

Based on the closing sale price of the registrant's common stock on the American Stock Exchange on June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $206,500,000.

As of May 2, 2006 the number of outstanding shares of the registrant's common stock was 12,451,755.

Documents incorporated by reference:  None.
      ====================================================================
                               Page 1 of 8 pages
                    Exhibit Index Appears on Page 8 Hereof

                                EXPLANATORY NOTE

         The purpose of this Form 10-K/A is to amend Part III, Item 12 to report an additional beneficial owner of more than 5% of our Common Stock, who was inadvertently omitted from the Form 10-K/A that we filed on May 1, 2006.

PART III

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

                                                       Shares Beneficially Owned
            Name                                            Number   Percentage

  Directors and Executive Officers:
  William L. Westerman(1)(2)(16)                            1,096,286    8.8%
  Jeffrey A. Silver (1)(3)                                     45,000      *
  Paul A. Harvey(1)(4)                                         24,000      *
  Vincent L. DiVito(1)(5)                                      19,000      *
  James N. Land, Jr. (1)                                       16,000      *
  Robert A. Vannucci (1)(6)                                   390,607    3.1%
  Ronald P. Johnson(1)(7)                                     372,613    3.0%
  Duane R. Krohn (1) (8)                                      333,092    2.7%
  Tullio J. Marchionne(1)(9)                                   60,271      *
  All directors and executive officers as a group(10)       2,356,869    18.6%

  Beneficial Owners of More Than 5% of Our Common Stock
     (other than Mr. Westerman):
  D.E. Shaw & Co., L.P. and related parties(11)             1,219,900    9.8%
  Plainfield Special Situations Master Fund Limited and
     related parties(12)                                    1,056,800    8.5%
  Galleon Management, L.L.C. and related parties(13)          830,000    6.7%



  Riviera Holdings Corporation Employee Stock Ownership
     Plan (ESOP)(14)                                          883,314    7.1%

  Flag Luxury Properties, LLC, Paul Kanavos and related
     parties (collectively, the "Flag Parties")(15)(16)       200,000    1.6%
  Brett Torino and related parties (collectively, the
     "Torino Parties")(15)(16)                                200,000    1.6%
  Barry Sternlicht and related parties (collectively, the
     "Sternlicht/Starwood Parties")(15)(16)                   423,200    3.4%
  High Desert Gaming, LLC, Neil Bluhm, Greg Carlin and
     related parties (collectively, the "High
     Desert/Bluhm/Carlin Parties")(15)(16)                    375,300    3.0%
                                                              -------    ----
                    Total                                   1,198,500    9.6%

  Triple Five Investco LLC and Syd Ghermezian(17)           1,184,050    9.5%

-------------------------------

o        Less than 1%.

(1) The address for each director and executive officer is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
(2)      Includes 4,566 shares held through our ESOP.
(3) Includes 24,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options.
(4) Includes 18,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options.
(5) Includes 12,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options.
(6) Includes 120,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options, 3,776 shares under our Deferred Compensation Plan and 5,302 shares held through our ESOP.
(7) Includes 30,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options, 82,470 shares under our Deferred Compensation Plan and 5,302 shares held through the ESOP.
(8) Includes 5,559 shares under our Deferred Compensation Plan and 5,302 shares held through the ESOP. Mr. Krohn retired on May 2, 2006, at which time 24,000 shares of restricted Common Stock that are included in his stock ownership listing were canceled.
(9) Includes 36,000 shares which may be acquired within 60 days of April 20, 2006 upon the exercise of outstanding options and 2,971 shares held through the ESOP.
(10) Includes a total of 240,000 shares which may be acquired by directors and executive officers as a group within 60 days of April 20, 2006 upon the exercise of outstanding options, 91,805 shares under our Deferred Compensation Plan and 23,442 shares held through the ESOP. Upon Mr. Krohn's retirement on May 2, 2006, 24,000 of his shares that are included in this listing were canceled.
(11) D.E. Shaw & Co., L.P. ("DESCO LP") acts as investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. ("Laminar") and D.E. Shaw Valence Portfolios, L.L.C. ("Valence"). DESCO LP is also the managing member of Valence and D. E. Shaw Investment Management, L.L.C. ("DESIM LLC"). D.E. Shaw & Co., L.L.C. ("DESCO LLC") acts as managing member to

         Laminar. D. E. Shaw & Co., Inc. ("DESCO Inc.") is the general partner of DESCO LP. D. E. Shaw & Co. II, Inc. ("DESCO II, Inc.") is the managing member of DESCO LLC. David E. Shaw is the president and sole shareholder of DESCO Inc. and DESCO II, Inc. The stock ownership reported in the table is comprised of 1,194,500 shares held in the name of Laminar; 25,200 shares held in the name of Valence; and 200 shares under the management of DESIM LLC. The address of all of the persons named above in this footnote is 120 West 45th Street, Floor 39, Tower 45, New York, New York 10036. This information is based on information reported by Laminar, Valence, DESCO LLC, DESCO LP and Mr. Shaw in a
         Schedule 13D filed with the SEC on April 11, 2006.
(12) Plainfield Asset Management LLC ("Asset Management") is the Manager of Plainfield Special Situations Master Fund Limited ("Master Fund"), which holds 1,056,800 shares. Max Holmes ("Holmes") is the chief investment officer of Asset Management. Each of Holmes and Asset Management may therefore be deemed a beneficial owner of the shares held by Master Fund. The address of Master Fund, Asset Management and Holmes is 55 Railroad Avenue, Greenwich, CT 06830. This information is based on information reported by Master Fund, Asset Management and Holmes in a Schedule 13G filed with the SEC on March 15, 2006.
(13) Pursuant to the partnership agreement of Galleon Captains Partners, L.P., Galleon Healthcare Partners, L.P., Galleon Technology Partners II, L.P., Galleon Explorers Partners, L.P., and Galleon Communication Partners, L.P., Galleon Management, L.P. and Galleon Advisors, L.L.C. share all investment and voting power with respect to securities held by Galleon Captains Partners, L.P., Galleon Healthcare Partners, L.P., Galleon Technology Partners, L.P., Galleon Explorers Partners, L.P., and Galleon Communication Partners, L.P., and pursuant to an investment management agreement, Galleon Management, L.P. has all investment and voting power with respect to the securities held by Galleon Captains Offshore, Ltd., Galleon Healthcare Offshore, Ltd., Galleon Technology Offshore, Ltd., Galleon Communications Offshore, Ltd., Galleon Explorers Offshore, Ltd., Galleon Admirals Offshore, Ltd. and Galleon Buccaneers Offshore, Ltd. Raj Rajaratnam, as the managing member of Galleon Management, L.L.C., controls Galleon Management, L.L.C., which, as the general partner of Galleon Management, L.P., controls Galleon Management, L.P. Raj Rajaratnam, as the managing member of Galleon Advisors, L.L.C., also controls Galleon Advisors, L.L.C. The shares reported herein by Raj Rajaratnam, Galleon Management, L.P., Galleon Management, L.L.C., and Galleon Advisors, L.L.C. may be deemed beneficially owned as a result of the purchase of such shares by Galleon Captains Partners, L.P., Galleon Captains Offshore, Ltd., Galleon Technology Partners II, L.P., Galleon Technology Offshore, Ltd., Galleon Healthcare Partners, L.P., Galleon Healthcare Offshore, Ltd., Galleon Explorers Partners, L.P., Galleon Explorers Offshore, Ltd., Galleon Communication Partners, L.P., Galleon Communication Offshore, Ltd., Galleon Admirals Offshore, Ltd. and Galleon Buccaneers Offshore, Ltd., as the case may be. Each of Raj Rajaratnam, Galleon Management, L.P., Galleon Management, L.L.C., and Galleon Advisors, L.L.C. disclaims beneficial ownership of the shares reported in the table, except to the extent of any pecuniary interest therein. The address of each of the persons named above, other than Galleon Management, L.P., is c/o Galleon Management, L.P., 135 East 57th Street, 16th Floor, New York, New York 10022. The address of Galleon Management, L.P. is 135 East 57th Street, 16th Floor, New York, New York 10022. This information is based on information reported by the above parties in Amendment No. 1 to Schedule 13G filed with the SEC on February 15, 2006.

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

(17) Triple Five Investco LLC is the record owner of 1,138,600 shares of Common Stock and Dominion Financial LLC is the record owner of 45,450 shares of Common Stock. Syd Ghermezian is the sole manager of these entities, in which capacity he has voting and investment power over the shares held by these entities; therefore, he is reported as a beneficial owner of the 1,184,050 shares of Common Stock held of record by the two entities. The address of Triple Five Investco LLC, Dominion Financial LLC and Syd Ghermezian is 9440 West Sahara, Suite 240, Las Vegas, NV 89117. This information is based on information reported by the above parties in a Schedule 13G filed with the SEC on May 1, 2006.

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

         (a) (3)  List of Exhibits

         The exhibits included in this Form 10-K/A are listed in the Exhibit Index herein, which is incorporated by reference, and are in addition to the exhibits in the Company's Form 10-K filed on March 15, 2006 and Form 10-K/A filed on May 1, 2006 (collectively, the "Prior Filings").

         (b) The exhibits required by Item 601 of Regulation S-K are included as exhibits to this Form 10-K/A. Such exhibits are in addition to those included in the Prior Filings.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RIVIERA HOLDINGS CORPORATION



                                           By:/s/  WILLIAM L. WESTERMAN
                                              -------------------------
                                           William L. Westerman
                                           Chief Executive Officer, President
                                           and interim Treasurer
                                           (Principal Executive Officer)

                                           May 3, 2006


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                        Date


/s/ WILLIAM L. WESTERMAN        Chairman of the Board, Chief        May 3, 2006
------------------------        Executive Officer, President
William L. Westerman            and interim Treasurer (Principal
                                Executive Officer and Principal
                                Financial and Accounting Officer)

/s/ JEFFREY A. SILVER           Director                            May 3, 2006
------------------------
Jeffrey A. Silver

/s/ PAUL A. HARVEY              Director                            May 3, 2006
------------------------
Paul A. Harvey

/s/ VINCENT L. DIVITO           Director                            May 3, 2006
-----------------------
Vincent L. DiVito

/s/ JAMES N. LAND, JR.          Director                            May 3, 2006
-----------------------
James N. Land, Jr.

                                  EXHIBIT INDEX

         The exhibits listed below and included herein are in addition to the exhibits listed and included in the Prior Filings.

Exhibit Number                          Description
-------------                           -----------

31.1 Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1 Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and
        18 U.S.C. 1350