Form 10-Q
period 2006-03-31
RIVIERA HOLDINGS CORP
filed 2006-05-10
CIK 899647

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2006
                               -------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

                                 Commission file number  000-21430
                                                        -----------

                          Riviera Holdings Corporation
-------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


     Nevada                                               88-0296885
-----------------------------                  --------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada             89109
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
  Including area code                                (702) 794-9237
----------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                     ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
(Check One)

Large accelerated filer ___   Accelerated filer _X_   Non-accelerated filer ___
                                                               -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X__


         APPLICABLE ONLY TO ISSUERS  INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE LAST FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    ----    ------

              APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2006, there were 12,430,755 shares of Common Stock, $.001 par value per share, outstanding.

                    RIVIERA HOLDINGS CORPORATION

                              INDEX

                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

Report of Independent Registered Public Accounting Firm                     2

Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2006 and
December 31, 2005                                                           3

Condensed Consolidated Statements of Income (Unaudited) for the
Three Months ended March 31, 2006 and 2005                                  4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months ended March 31, 2006 and 2005                                  5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        21

Item 4.  Controls and Procedures                                           22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22

Item 1A. Risk Factors                                                      22

Item 5.  Other Information                                                 23

Item 6.  Exhibits                                                          23

Signature Page                                                             24

Exhibits                                                                   25

PART I - FINANCIAL INFORMATION ITEM



1. Financial Statements



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Riviera Holdings Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Riviera Holdings Corporation (the "Company") and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Riviera Holdings Corporation as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP

May 10, 2006
Las Vegas, Nevada

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands, except share amounts)                    March 31,   December 31,
--------------------------------------------------------------------------------
                                                          2006         2005
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $28,651        $20,571
   Accounts receivable, net of allowances
      of $1,347 and $1,244, respecitively                4,228          3,544
   Inventories                                           2,144          2,485
   Prepaid expenses and other assets                     3,834          4,197
                                                   ------------    -----------
       Total current assets                             38,857         30,797

PROPERTY AND EQUIPMENT, Net                            171,126        171,130

OTHER ASSETS, Net                                        6,974          7,396

DEFERRED INCOME TAXES, Net                               2,446          2,446
                                                   ------------    -----------
TOTAL                                                 $219,403       $211,769
                                                   ============    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt                      $843           $824
   Current portion of obligation to officers             1,000          1,000
   Accounts payable                                      9,720         10,133
   Accrued interest                                      6,971          1,087
   Accrued expenses                                     13,210         12,261
                                                   ------------    -----------
     Total current liabilities                          31,744         25,305
                                                   ------------    -----------

OBLIGATION TO OFFICERS- net of current portion           2,863          3,126
                                                   ------------    -----------

LONG-TERM DEBT, net of current portion                 214,454        214,607
                                                   ------------    -----------

COMMITMENTS AND CONTINGENCIES (See Note 6)

STOCKHOLDERS'  DEFICIENCY:
Common stock ($.001 par value; 60,000,000 shares
     authorized; 17,119,824 and 17,082,324 issued
     at March 31, 2006 and  December 31, 2005,
     respectively)                                          17             17
   Deferred Compensation - Restricted Stock                  -         (3,585)
   Additional paid-in capital                           17,426         20,886
   Treasury stock (4,762,393 shares and 4,859,091
       shares at March 31, 2006 and December 31,
       2005, respectively)                              (9,841)       (10,047)
Accumulated deficit                                    (37,260)       (38,540)
                                                   ------------    -----------
      Total stockholders' deficiency                   (29,658)       (31,269)
                                                   ------------    -----------
TOTAL                                                 $219,403       $211,769
                                                   ============    ===========

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005            Three Months Ended
(In thousands, except per share  amounts)                          March 31,
-------------------------------------------------------------------------------

REVENUES:                                                  2006           2005
  Casino                                                  $27,082       $27,483
  Rooms                                                    14,843        13,425
  Food and beverage                                         8,898         8,843
  Entertainment                                             3,681         4,882
  Other                                                     1,703         2,037
                                                       -----------    ----------
            Total revenues                                 56,207        56,670
   Less promotional allowances                              4,518         4,206
                                                       -----------    ----------
            Net revenues                                   51,689        52,464
                                                       -----------    ----------
COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                 13,820        13,864
    Rooms                                                   6,789         6,558
    Food and beverage                                       6,332         6,053
    Entertainment                                           2,642         3,669
    Other                                                     466           680
Other operating expenses:
    General and administrative                             10,017        10,005
    Mergers, Acquistions and Development Costs, net           117          (667)
    Equity Compensation - Restricted Stock                    216            53
    Sarbanes-Oxley Act costs                                  228
    Asset Impairment                                           13           198
    Depreciation and amortization                           3,260         3,294
                                                       -----------    ----------
            Total costs and expenses                       43,900        43,707
                                                       -----------    ----------
INCOME FROM OPERATIONS                                      7,789         8,757
                                                       -----------    ----------
OTHER (EXPENSE) INCOME :
Interest expense                                           (6,590)       (6,659)
Interest income                                                81            40
                                                       -----------    ----------
     Total other expense                                   (6,509)       (6,619)
                                                       -----------    ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                    1,280         2,138
PROVISION FOR INCOME TAXES                                      0             0
                                                       -----------    ----------
NET INCOME                                                 $1,280        $2,138
                                                       ===========    ==========
INCOME PER SHARE DATA:
Income per share:
   Basic                                                   $ 0.11        $ 0.18
                                                       -----------    ----------
   Diluted                                                 $ 0.10        $ 0.18
                                                       -----------    ----------
Weighted-average common shares outstanding                 11,997        11,781
                                                       -----------    ----------
Weighted-average common and common equivalent shares       12,258        12,070
                                                       -----------    ----------

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005                  Three Months Ended
(in thousands)                                                   March 31,
                                                             2006         2005
                                                           --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   $1,280      $2,138
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             3,260       3,294
    Stock compensation - restricted stock                       216          53
    Asset impairment                                             13         197
    Provision for bad debts                                     108          70
    Interest expense                                          6,590       6,659
    Interest paid                                              (206)       (280)
    Increase in operating (assets) and liabilities:
      Accounts receivable                                      (792)       (827)
      Inventories                                               341         (30)
      Prepaid expenses and other assets                         363         139
      Accounts payable                                         (413)       (361)
      Accrued liabilities                                       949      (1,600)
      Deferred compensation plan obligation                      (2)        (47)
      Obligation to officers                                   (250)       (250)
                                                           ---------    --------
       Net cash  provided by operating activities            11,457       9,155
                                                           ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property and equipment
          - Las Vegas, Nevada                                (1,401)     (1,762)
      Capital expenditures - Black Hawk, Colorado            (1,855)       (904)
                                                           ---------    --------
       Net cash (used in) investing activities               (3,256)     (2,666)
                                                           ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term borrowings                         (236)       (879)
      Proceeds from exercise of stock options                   115         289
                                                           ---------    --------
        Net cash  (used in) financing activities               (121)       (590)
                                                           ---------    --------
INCREASE IN CASH AND CASH EQUIVALENTS                         8,080       5,899
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               20,571      18,886
                                                           ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $28,651     $24,785
                                                           =========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable           $1,653        $564

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries ROC and RGM, and their related subsidiary entities. All material intercompany accounts and transactions have been eliminated.

The financial information at March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited. However, management believes such information reflects all adjustments (consisting solely of normal and recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for the entire year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-K (as amended).

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. No potentially dilutive options were excluded from the diluted shares outstanding calculation for the three months ended March 31, 2006 and 2005 respectively.

Income Taxes

The income tax provisions of $135,345 and $748,300 for the three months ended March 31, 2006 and 2005, respectively, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. The estimates used to determine the remaining valuation allowance are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how we operate the business, changes in the labor market or economic changes in the areas where we operate.

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

Stock Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No.123 (R), using the modified prospective application. Accordingly, prior amounts have not been restated. In the first quarter of 2006, the adoption of SFAS No. 123 (R) resulted in no incremental stock-based compensation expense, as we had no non-vested options outstanding at January 1, 2006. However, as required by SFAS 123 (R), upon adoption, we reclassified $3.6 million of deferred compensation to additional paid in capital.

As of March 31, 2006, we had outstanding options under two stock option plans. Prior to January 1, 2006 we had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, we recognized no compensation cost for stock options during the first quarter of 2005.

The following table details the effect on net income and earnings per share had compensation expense for the employee stock based awards been recorded in the first quarter of 2005 based on the fair value method under SFAS No. 123 (in thousands, except per share amounts):


                                                           2005

Net income  as reported                                  $ 2,138
Deduct:  Total stock-based employee compensation
  expense determined under fair value-based methods
  for awards net of related tax effects                     (11)
                                                          -------
Net income pro forma                                     $ 2,127
                                                          =======
Basic income per common share as reported                $  0.18
Basic income per common share pro forma                  $  0.18
Diluted income per common and common
  share equivalent as reported                           $  0.18
Diluted income per common and common share
  equivalent pro forma                                   $  0.18

We estimated fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 0%; expected volatility of 52%; risk-free interest rate of 4.49%; and expected lives of 10 years. All outstanding options were vested as of December 31, 2005. There have been no options granted in 2006 or 2005.

2. OTHER ASSETS

Other assets at March 31, 2006 and 2005 include deferred loan fees of approximately $5.8 million and $7.3 million respectively, associated with the refinancing of our debt.

3. LONG-TERM DEBT AND COMMITMENTS

On June 26, 2002, we issued 11% Senior Secured Notes with a principal amount of $215 million, substantially all of which were later exchanged for our Securities Act of 1933-registered Senior Secured Notes with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount of $3.2 million. The discount is being amortized over the 8 year life of the 11% Notes.

Effective July 26, 2002 we entered into a $30 million, five-year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR -derived rate. There were no advances outstanding on this revolver at March 31, 2006. We incurred loan fees of approximately $1.5 million, which are being expensed over the life of the arrangement. A .05 percent annual fee is charged monthly on the unused portions of the revolver plus a $3,000 monthly service fee.

4. STOCK REPURCHASES

There were no shares of RHC common stock ("Common Stock") purchased by our Deferred Compensation Plan for the three months ended March 31, 2006 or 2005. The Deferred Compensation Plan distributed to participants 96,698 and 187,983 shares for the three months ended March 31, 2006 and 2005, respectively.

5. SHARED-BASED PAYMENTS

Effective March 10, 2005, we approved and authorized the grant of 337,500 shares of Common Stock under our Restricted Stock Plan to 19 executives at no cost, subject to their execution of appropriate acceptances. Of that total, 67,875 shares vested during the three month period ended March 31, 2006. We granted those shares in substitution for stock options that we attempted to grant on July 15, 1993 under our 1993 Employee Stock Option Plan (the "1993 Option
Plan"). The 1993 Option Plan expired on July 1, 2003, rendering those options null and void. The grant of restricted Common Stock was intended to compensate those executives for the value of the options that we attempted to grant. The restricted shares are subject to a five-year vesting schedule, vesting 20% each March 10, commencing March 10, 2006. The Company is amortizing the $4,584,000 fair market value of those shares over the vesting period of 60 months and $216,000 was charged to expense in the first quarter of 2006. We have $3,687,875 remaining to be amortized. The restricted shares immediately vest upon death, disability, retirement at age 62, termination of employment other than for cause, or in the event of a change in control of the Company.

At March 31, 2006, we had two active stock option plans and two expired stock option plans, which are described below. Options granted prior to the adoption of SFAS No. 123(R) on January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25. Under the 1993 Option Plan, we were authorized to grant options to employees for up to one million shares of Common Stock. Under the Non-Qualified Stock Option Plan for Non-Employee Directors (the "1996 Option Plan"), we were authorized to grant options to non-employee directors for up to 150,000 shares of Common Stock. Under these plans, the exercise price of each option equaled the market price of our stock on the date of grant (110% of market value in the case of an incentive option granted to an owner of more than 10% of our Common Stock) and an option's maximum term was 10 years (5 years in the case of an incentive option granted to a an owner of more than 10% of our Common Stock). Under the 1993 Option Plan, options vest 25% on the date of grant and 25% each subsequent year. All options have become vested under the 1996 Option Plan. Although the 1993 Option Plan and 1996 Option Plan have expired, some options granted under these plans are still outstanding.

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

We allocated one million shares to a new incentive stock option plan for our officers and key employees. Our Stock Option Committee will have discretion as to whom those options will be granted and the number of shares to be allocated to each option grant. The option exercise price will be the closing market price of our Common Stock (110% of market value in the case of an incentive option granted to an owner of more than 10% of our Common Stock) on the date of the option grant. The options will vest over four years, with 20% vesting on the date of grant, and an additional 20% on each anniversary of the grant.

No options were granted during the three months ended March 31, 2005 and 2006. All outstanding options were exercisable as of March 31, 2006. Accordingly there are no amounts to amortize to expense. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $474,345. The following table summarizes information about options outstanding as of March 31, 2006.

The activity of the 1993 Option Plan and the 1996 Option Plan is as follows:

                                           Weighted Average              Aggregate
1993 Option Plan               Shares    Per Share Exercise  Remaining   Intrinsic
                                              Price            Life         Value
Outstanding, December 31, 2005 226,500     $    2.41
  Exercised                    (37,500)    $    3.07
  Expired                       (3,000)    $    2.45
                              ----------
Outstanding, March 31, 2006    186,000     $    2.35        4.94 years    $2,697,000
                              ==========

1996 Option Plan

Outstanding, December 31, 2005   84,000    $    2.54

                              ----------
Outstanding, March 31, 2006      84,000    $    2.54       4.33 years     $1,202,040
                              ==========

6. COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

Approximately 60 officers and significant employees (excluding Mr. Westerman and Mr. Vannucci) of ROC have salary continuation agreements effective through December 31, 2006, pursuant to which each of them will be entitled to receive
(1) either six months' or one year's base salary if his or her employment is terminated, without cause, within 12 or 24 months of a change of control of the Company or ROC; and (2) certain benefits for periods of either one or two years. The base salary is payable in bi-weekly installments subject to the employee's duty to mitigate by using his or her best efforts to find other employment. In addition, four officers and significant employees have salary continuation agreements effective through December 31, 2006, pursuant to which each of them will be entitled to receive two years' base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of RHC or ROC. These four salary continuation agreements are not subject to a duty to mitigate. As of March 31, 2006, the total amount that would be payable under all such agreements if all payment obligations were to be triggered was approximately $5.9 million, including $1.4 million in benefits.

Legal Proceedings

We are a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

7. GUARANTOR INFORMATION

The 11% Notes and the $30 million revolving credit arrangement are guaranteed by all of our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. Riviera Gaming Management of Missouri, Inc. ("RGMM") and Riviera Gaming Management of New Mexico, Inc. ("RGMNM") are unrestricted subsidiaries of RHC and are not guarantors of the 11% Notes and the revolving credit arrangement. RGMM and RGMNM do not have operations and do not significantly contribute to our financial position or results of operations.

8. SUBSQUENT EVENTS

On April 6, 2006, RHC and Riv Acquisition Holdings Inc., a company owned by a private investment group, announced they entered into a definitive merger agreement under which all of the outstanding shares of Riviera Holdings Corporation will be acquired for $17.00 per share in cash, other than shares owned by William L. Westerman, RHC's chief executive officer. Mr. Westerman had entered into a previous personal agreement to sell his shares to the investment group for $15 per share in cash and to vote his shares in favor of the acquisition. The transaction is expected to be complete sometime in the first half of 2007, subject to shareholder approval and licensing by gaming authorities.

Between April 6, 2006 and April 25, 2006, five class action complaints were filed in the District Court of Clark County, Nevada against us and our directors, each on behalf of a named plaintiff shareholder and all others similarly situated. The named plaintiffs in the complaints are: Thomas A. Trozzi (Case No. A520076, filed on April 6, 2006); Phillip LaBarbara (Case No. A520100, filed on April 7, 2006); Todd Veeck (Case No. A520136, filed on April 7, 2006); Norberto Silva (Case No. A520638, filed on April 19, 2006); and Robert Strougo (Case No. A520911, filed on April 25, 2006). Plaintiff Thomas A. Trozzi notified us on April 10, 2006, that he did not agree to be a party to a lawsuit filed against us or to have such a lawsuit filed in his name. On April 17, 2006, the Trozzi complaint against us was voluntarily dismissed without prejudice.

The plaintiffs in each of the four remaining lawsuits allege, among other things, that the defendants breached their fiduciary duties owed to our shareholders by entering into the Agreement and Plan of Merger, dated April 5, 2006 (the "Merger Agreement"), among Riv Acquisition Holdings Inc., Riv Acquisition Inc. and Riviera Holdings Corporation at a price the plaintiffs considered to be inadequate.

In the complaints the plaintiffs request the court to do the following, among other things: (i) certify all Company shareholders, other than the defendants and persons or entities related to or affiliated with any defendants, as a class for purposes of a class action lawsuit, (ii) enjoin consummation of the transactions contemplated by the Merger Agreement and (iii) rescind the Merger Agreement.

We believe the plaintiffs' allegations are without merit and intend to vigorously defend against them.

9. SEGMENT DISCLOSURES

We determine our segments based upon the review process of our chief decision-maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by the chief-decision maker is EBITDA, as described below. All inter-segment revenues have been eliminated. Three Months Three Months

                                               Ended                 Ended
                                             March 31,             March 31,
(In thousands)                                  2006                  2005

Net revenues:
  Riviera Las Vegas                           $38,426               $39,347
  Riviera Black Hawk                           13,263                13,117
                                         -------------         -------------
      Total net revenues                     $ 51,689              $ 52,464
                                         =============         =============
EBITDA (1):
  Riviera Las Vegas                           $8,467                $8,853
  Riviera Black Hawk                           4,188                 3,939
                                          -----------         -------------
      Total property EBITDA                  $12,655               $12,792
                                          ===========         =============
Other Costs and Expenses
   Corporate Expenses
        Equity Compensation -
             Restricted Stock                   216                    53
        Other Corporate Expenses              1,032                 1,157
   Depreciation and Amortization              3,260                 3,294
   Mergers, Acquisitions and
             Development Costs, net             117                  (667)
   Sarbanes-Oxley Act Costs                     228
   Asset Impairment                              13                   198
   Interest Expense                           6,590                 6,659
   Interest Income                              (81)                  (40)
                                         -----------         -------------
       Total Costs and Expenses              11,375                10,654
                                         -----------         -------------
        Net Income                          $ 1,280               $ 2,138
                                         ===========         =============

(1)EBITDA consists of earnings before interest, income taxes and depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because we believe that it is 1) a widely used measure of operating performance in the gaming industry and 2) a principal basis for valuation of gaming companies by certain analysts and investors. We use property-level EBITDA (earnings before interest, income taxes, depreciation amortization and corporate expense) as the primary measure of the Company's business segment properties' performance, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in EBITDA. Also, other companies that report EBITDA may calculate it in a different manner than we do.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook

We own and operate the Riviera Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Black Hawk Colorado ("Riviera Black Hawk").

Our capital expenditures for Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions. In addition, we are in the process of updating our gaming monitoring computer systems, including the capability for "ticket-in/ticket-out" ("TITO") on our slot machines. At March 31, 2006 approximately 757 (67%) of our slot machines were on the TITO system. By the end of 2006 we anticipate that we will have 950 slot machines, or approximately 84% of our slot machines in Las Vegas, on TITO. Depending upon the success of these conversions, we may accelerate the conversion of the remaining machines or we may convert them based on normal replacement schedules.

In Black Hawk, the $5 maximum bet restricts our ability to generate table games revenues; the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market. The gaming authorities approved TITO systems in Colorado for Riviera Black Hawk on December 16, 2003 and we had 751 (80%) of our slot machines on the TITO system as of March 31, 2006. We do not intend to add any additional slot machines to our TITO system for the remainder of 2006.

On April 6, 2006, we announced that we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Riv Acquisition Holdings Inc. ("Riv Acquisition"), a company owned by a private investment group comprised principally of four real estate developers and investors. Upon consummation of the merger as contemplated by the Merger Agreement (the "Merger"), our shareholders would receive $17 in cash for each share of Riviera Holdings Corporation common stock ("Common Stock") they hold, except for shares held by William L. Westerman, our Chairman of the Board and Chief Executive Officer ("CEO"). Pursuant to a pre-existing agreement, Mr. Westerman would receive $15 in cash for his shares of Common Stock. Also, holders of options under our stock option plans would receive a cash payment equal to the excess of $17 over the per-share exercise price of their options, multiplied by the number of shares subject to the options.

The Merger Agreement provides for Riv Acquisition Inc. ("Merger Sub"), which is a wholly-owned subsidiary of Riv Acquisition and is also a party to the Merger Agreement, to merge into Riviera Holdings Corporation (the "Company"), whereupon the separate existence of Merger Sub would cease and the Company would become a wholly-owned subsidiary of Riv Acquisition. The Merger Agreement further provides for Riv Acquisition and Merger Sub to (1) acquire a majority of our outstanding 11% Senior Secured Notes (the "11% Notes") and grant the necessary consents of the holders of the 11% Notes to allow for consummation of the Merger contemplated by the Merger Agreement (the "Merger")or (2) deposit funds necessary to redeem the 11% Notes prior to the Merger. Parent has made a $15 million escrow deposit to secure its obligations under the Merger Agreement to consummate the Merger.

Consummation of the Merger is subject to approval by holders of at least 60% of the outstanding Common Stock and various other closing conditions, including approval or clearance by Nevada and Colorado gaming regulators and other governmental authorities.

The deadline for consummation of the Merger is the later of (1) April 5, 2007 and (2) eight months after the date on which our shareholders approve the Merger. However this deadline may be extended for one three-month period if Riv Acquisition and Merger Sub are still awaiting the gaming approvals required to consummate the Merger and have a reasonable expectation of obtaining those approvals by the extended deadline. If Riv Acquisition and Merger Sub wish to extend the deadline for that three-month period, they are required to increase the amount of their escrow deposit by $3 million and deliver to us a financing commitment from a reputable financial institution for the funds needed to consummate the Merger.

The above description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is in Exhibit 99.1 of the Form 8-K that we filed with the SEC on April 7, 2006. The Merger Agreement contains representations and warranties which the parties made to, and solely for, the benefit of each other. Those representations and warranties are qualified by information contained in a confidential disclosure schedule that the parties exchanged in connection with signing the Merger Agreement and that modifies, qualifies and creates exceptions to the representations and warranties.

On May 2, 2006, Duane R. Krohn, our Treasurer and Chief Financial Officer ("CFO"), retired and we appointed Mr. Westerman on an interim basis to fill the positions that Mr. Krohn held with us (including his positions with Riviera Operating Corporation ("ROC")). During this interim period, Mr. Westerman is also continuing in his other positions with us.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.


                                                 First Quarter Incr     Incr
                         (In Thousands)          2006   2005  (Decr)   (Decr)%
                                                 ----   ----  ------   -------
Net revenues:
   Riviera Las Vegas                          $38,426  $39,347 ($921)    -2.3%
   Riviera Black Hawk                          13,263   13,117   146      1.1%
                                               ------   ------   ---
      Total Net Revenues                      $51,689  $52,464 ($775)    -1.5%
                                              =======  ======= ======
Income (Loss) from Operations
   Riviera Las Vegas                           $6,642   $7,108 ($466)    -6.6%
   Riviera Black Hawk                           2,753    2,390   363     15.2%
                                                -----    ----- ------
   Property Income from Operations              9,395    9,498  (103)    -1.1%
   Corporate Expenses
        Equity Compensation - Restricted Stock  (216)     (53)  (163)   307.5%
        Other Corporate Expenses              (1,032)  (1,157)   125     10.8%
   Mergers, Acquisitions and Development
          Costs, net                            (117)      667  (784)  -117.5%
   Asset Impairment                              (13)    (198)   185    -93.4%
                                                 ----    -----   ---
       Total Income from Operations            $7,789   $8,757 ($968)   -11.1%
                                               ======   ====== ======
Operating Margins (1)
   Riviera Las Vegas                            17.3%   18.1%  -0.8%
   Riviera Black Hawk                           20.8%   18.2%   2.6%

(1) Operating margins represent income from operations as percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues decreased by approximately $921,000, or 2.3%, from $39.3 million in 2005 to $38.4 million in 2006 due primarily to decreased casino, entertainment and other revenues offset by an increased in hotel revenues during the period.

Casino revenues decreased by approximately $565,000, or 3.8% for the quarter, from $14.8 million during 2005 to $14.2 million during 2006 due primarily to lower table game and slot revenues. The $447,000 or 11.3% decrease in table game revenues from $3.9 million in 2005 to $3.5 million in 2006 was due primarily to decreased drop for our table games. Gross slot revenues decreased $338,000 or 3.3% from $10.2 million in 2005 to $9.9 million in 2006, primarily due to lower coin-in.

The reduction in gaming revenues can be attributed to soft results from the Super Bowl, an increase in convention room nights mix, a decline in leisure room nights and fewer entertainment covers (tickets sold).

Room revenues increased $1.4 million, or 10.6%, from $13.4 million in 2005 to $14.8 million in 2006 due to a $1.2 million increase in convention room revenue or 21% over the same period last year and accounted for 47% of total room revenue. Convention room rates are typically higher than Internet or vacation room rates. Average daily room rate increased $10.77 from $72.83 in the first quarter of 2005 to $83.60 in 2006 while hotel occupancy decreased to 90.89% in 2006 from 93.97% in 2005. Rev Par (revenue per available room) increased 11.0% or $7.55 to $75.99.

Food revenues for the quarter were up $172,000 or 2.3% from 7.4 million in 2005 to $7.6 million in 2006 due to a 2.0% increase in average check and a 1% increase in covers. Entertainment revenues decreased by approximately $1.2 million, or 24.6%, from $4.9 million during 2005 to $3.7 million during 2006 due primarily to the cancellation of The Amazing Johnathan and Keyboard Cabaret shows.

Costs and Expenses

Rooms departmental expenses increased 3.5% from $6.6 to $6.8 million due primarily to payroll and benefit costs under union contracts. Departmental margin for the quarter increased from 45.7% in 2005 to 48.8% in 2006 due to the increase in revenues.

Food and beverage departmental costs and expenses increased 5.1% in the quarter due to higher payroll costs and increased expense for cost of food sold.

Entertainment departmental costs decreased 28.0% due to lower costs related to the $1.2 million lower revenue for the quarter. Margins decreased from 75.2% in 2005 to 71.8% in 2006.

General and Administrative costs remained constant at approximately $6.0 million for 2005 and 2006.

Income from Operations

Income from operations at Riviera Las Vegas decreased $466,000, or 6.6%, from $7.1 million in 2005 to $6.6 million in 2006 due to the 2.3% decrease in net revenues as explained above.

Riviera Black Hawk

Revenues

Net revenues increased $146,000 or 1.1% from $13.1 million in 2005 to $13.3 million in 2006. Food and beverage revenues were approximately $1.3 million in 2005, of which $1.0 million was complimentary (promotional allowance).

The Black Hawk/Central City market showed gaming revenue growth of 2.8% in the first quarter. The City of Black Hawk itself experienced a healthy 4.1% growth in gaming revenue. The City of Black Hawk is showing signs of recovering some of the market share it lost to Central City after the opening of Central City Parkway in November 2004.

Income from operations at Riviera Black Hawk increased $363,000, or 15.2%, from $2.4 million in the first quarter of 2005 to $2.8 million in 2006 due to decreased casino marketing and promotional expense.

Consolidated Operations

Other Income (Expense)

Interest on the 11% Notes of $5.9 million plus related amortization of loan fees and other financing costs resulted in total interest expense of approximately $6.3 million in the first quarter of 2006. Interest expense on equipment and other financing totaled approximately $300,000 for the quarter. Total interest expense decreased $69,000 due to the maturity of a capital lease in 2005.

Corporate expenses remained relatively unchanged between the first quarters of 2005 and 2006.

In 2004, we entered into confidential discussions regarding a potential sale of our company. Discussions with one prospective buyer, which commenced in 2004, ended in 2005 without a sale agreement and we retained a $1 million fee paid to us by that prospective buyer for an exclusivity arrangement. That amount is reflected in mergers, acquisitions and developments costs, net for the three months ended March 31, 2005.

In the first quarter of 2005 we determined that our remaining investment associated with a Las Vegas monorail extension to Riviera Las Vegas' location was impaired and we recognized an impairment loss of $198,000.

We are amortizing the fair market value of our Common Stock granted under our Restricted Stock Plan of $4,584,000 over the vesting period of 60 months. Effective as of March 10, 2005, we authorized the grant of that Common Stock, subject to the recipients' execution of appropriate acceptances. The related charge was $53,000 and $216,000 for the three months ended March 31, 2005 and 2006, respectively.

Net Income

Net income decreased $858,000, or approximately 40.1%, from $2.1 million in 2005 to $1.3 million in 2006, due primarily to the $968,000 decrease in operating income.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $28.7 million. Our cash and cash equivalents increased $8.1 million during the first three months of 2006 compared to the first three months of 2005, as a result of $11.4 million of cash provided by operations primarily from operating income, $3.2 million of cash outflow for investing activities primarily due to capital expenditures and $121,000 outflow for financing activities primarily for repayment of debt. Cash balances include amounts that could be required to fund the Chief Executive Officer's (William L. Westerman's) pension obligation into a rabbi trust upon 5 days notice. (See Note 7 to our 2005 annual financial statements (Other Long-Term Liabilities). Included in our Form 10-K filed with the Securities and Exchange Commission ("SEC"). We continue to pay Mr. Westerman $250,000 per quarter from his pension plan plus interest. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although we are aware of no current intention on the part of Mr. Westerman to require this funding into a rabbi trust, under certain circumstances we would have to disburse this balance, which amounts to approximately $3.9 million as of March 31, 2006, within a short period.

We believe that cash flow from operations, combined with the $28.6 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover our debt service requirements and enable investment in budgeted capital expenditures of $14.4 million for 2006 for both Riviera Las Vegas and Riviera Black Hawk.

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

The Indenture governing the 11% Notes (the "Note Indenture") provides that, in certain circumstances, we must offer to repurchase the 11% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, we would be unable to pay the principal amount of the 11% Notes without a refinancing.

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

As of March 31, 2006, we believe that we are in compliance with the covenants of the 11% Notes and all of our credit facilities.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our Form 10-K for the year ended December 31, 2005. For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Forward-Looking Statements

Throughout this report we make "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and similar words and include all discussions about the Merger Agreement, as well as our acquisition, development and expansion plans, objectives or expectations. We do not guarantee that the Merger will be consummated or that any of the other transactions or events described in this report will happen as described or that any positive trends suggested or referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable future estimates. Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we may not achieve or we may modify them from time to time. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify them, or might affect our ability to achieve them, include, but are not limited to:

          o the possibility that our Merger will not be consummated due to our failure to obtain shareholder approval or due to other factors beyond our control;

         o the difficulties associated with finding a new CFO to replace our CFO who retired May 2, 2006, while we are awaiting the requisite approvals and satisfaction of other conditions precedent to consummation of our Merger;

         o    retirement or other loss of our other senior officers;

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

         o Sarbanes-Oxley Act - related costs associated with becoming an accelerated filer as of December 31, 2005, including costs relating to internal control evaluation and reporting;

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

As of March 31, 2006, we had $215.3 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010, and capital leases maturing at various dates through 2005. Interest under the 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have fixed interest rates ranging from 5.5% to 6.0%. The borrowings also include $473,000 in a special improvement district bond offering ("SID Bonds") with the City of Black Hawk. Our share of the debt on the SID Bonds of $1.2 million, is payable over 10 years beginning in 2000. The SID Bonds bear interest at 5.5%. We are not susceptible to interest rate risk because our outstanding debt is at fixed rates. Our $30 million senior secured revolving credit facility is at prime plus three-quarters of one percent and would not subject us to a material interest rate fluctuation. As of March 31, 2006, we had no borrowing outstanding under our senior secured credit facility.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate
(Dollars in                                                                                   Fair Value
thousands)                     2006     2007     2008     2009    2010   Thereafter   Total   at 3/31/05

Long-Term Debt Including
Current Portions
Equipment loans and
 capital leases-Las Vegas     $ 534     $ 751   $ 187     $ 54                      $ 1,526    $ 1,526
Average interest rate          5.8%      5.8%    5.8%     5.5%

 11% Notes                                                      $215,000          $ 215,000  $ 221,450
Less unamortized discount                                         (1,702)            (1,702)    (1,702)
Average interest rate                                             11.8%

SID Bonds -
 Black Hawk, Colorado          $ 62     $ 129   $ 137    $ 145                       $ 473      $ 473
Average interest rate          5.5%      5.5%    5.5%     5.5%
Total all long-term debt,
including current portions    $ 596     $ 880   $ 324    $ 199  $213,298    $ -   $ 215,297  $ 221,747

Other Long-Term Liabilities
including Current Portion
CEO pension plan obligation   $ 750   $ 1,000 $ 1,000  $ 1,000    $ 113             $ 3,863    $ 3,863
Average interest rate         11.8%     11.8%   11.8%    11.8%    11.8%

Total all long-term
   obligations              $ 1,346   $ 1,880 $ 1,324  $ 1,199  $213,411    $ -   $ 219,160  $ 225,610

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

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. Also, in the second quarter of 2006, lawsuits were filed against us and our directors regarding the Merger Agreement, as described in Note 8 to our consolidated financial statements included in this Form 10-Q. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Item 1A.  Risk Factors

Our annual report on Form 10-K (as amended) for the fiscal year ended December 31, 2005 (our "2005 Form 10-K") contains a detailed discussion of our risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in our 2005 Form 10-K.

  Our Common Stock Has Been Trading At Prices That Exceed The Merger Price.

As reported in Part I, Item 2 of this Form 10-Q ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Overall Outlook"), and as we reported publicly in filings with the SEC on April 6, April 7 and May 2, 2006, we have entered into the Merger Agreement, which provides for our shareholders to receive $17.00 in cash in the Merger for each share of Common Stock they hold. Our Common Stock has been trading on the American Stock Exchange ("Amex") at prices higher than $17.00. On May 9, 2006, the closing price of the Common Stock on Amex was $21.36.

If the conditions precedent to consummation of the Merger, including approval of the Merger by holders of at least 60% of our outstanding Common Stock, are satisfied and the Merger is consummated, then shareholders who purchase our Common Stock prior to the merger at a price that exceeds $17.00 per share will incur a loss on their investment.

The Merger Agreement Makes It More Difficult For Us To Hire A New CFO, To Replace Any Other Key Personnel If We Lose Them, And To Fill Other Job Openings.

Since Duane R. Krohn retired as our CFO on May 2, 2006, we have been searching for a qualified replacement. Before he retired, Mr. Krohn had served as our CFO since 1993 and had served in a similar capacity with our predecessor company beginning in 1990.

As explained in our discussion of risk factors in our 2005 Form 10-K, the shortage of skilled management-level employees in the gaming industry, combined with our relatively limited financial and marketing resources, competitive position and market perceptions about our future prospects, makes it generally difficult for us to attract and retain qualified executives and other key personnel. The pendency of the Merger, which would result in our company becoming a wholly-owned subsidiary of a recently-formed entity owned by a private investment group, and perceptions about our future if the Merger is not consummated have made it even more difficult for us to find a new, qualified CFO. (In the meantime, Mr. Westerman has assumed that position on an interim basis, in addition to his positions as our Chariman and CEO.) If we lose the services of any other executives or other key personnel, those same uncertainties associated with the Merger Agreement would likely add to our difficulties in finding suitable replacements for them, too.

Furthermore, as part of our normal operations, we are seeking to fill various positions throughout our organization where openings have occurred due to attrition, promotions, reassignments or the creation of new positions. As mentioned above, we are at a disadvantage compared to larger companies within our industry when it comes to personnel recruiting, due to our relatively limited resources, competitive position and market perceptions about our future. Since the public reports about the Westerman Agreement, followed by the public reports about our discussions with the owners of Riv Acquisition and our entry into the Merger Agreement, we have experienced even more difficulty in recruiting qualified candidates to fill our positions. We expect this difficulty to continue as long as the public perceives us as having an uncertain future because of the Merger Agreement.

Item 5.  Other Information

After we entered into the Merger Agreement, we determined that we would hold our 2006 annual meeting of stockholders ("Annual Meeting") later than May 16, 2006, which was the 2006 Annual Meeting date that we had projected in last year's proxy statement. We expect to hold the Annual Meeting on June 29, 2006. Assuming we hold the 2006 Annual Meeting on that date, it is already too late for stockholders to submit to us proposals that they intend to present at that Annual Meeting and that they wish to include in our proxy statement for that Annual Meeting. Stockholders who intend to present a proposal at our 2006 Annual Meeting without including that proposal in our proxy statement must notify us of the proposal by not later than May 19, 2006 (assuming a 2006 Annual Meeting date of June 29, 2006). Otherwise, the proposal will be deemed untimely.

Item 6.  Exhibits.

         See list of exhibits on page 25.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  RIVIERA HOLDINGS CORPORATION


                                  By: /s/ William L. Westerman
                                  William L. Westerman
                                  Chairman of the Board,
                                  Chief Executive Officer and
                                  interim Treasurer (Principal
                                  Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  Date: May 10, 2006

                                Exhibits



Exhibits:

15.1 Letter of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, re unaudited interim financial information.

31.1 Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and
      18 U.S.C. 1350.