Form 10-Q
period 2006-06-30
RIVIERA HOLDINGS CORP
filed 2006-08-09
CIK 899647

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended                June 30, 2006
                               ------------------------------------------------
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from          to
                              ----------  -----------------
                       Commission file number  000-21430
                                     ----------------------------

                         Riviera Holdings Corporation
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 Nevada                                        88-0296885
----------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                   89109
--------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number,
  including area code                                (702) 794-9527
---------------------------------------------------------------------

--------------------------------------------
(former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X__ -

                APPLICABLE ONLY TO ISSUER'S  INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documentation and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No ____

                 APPLICABLE ONLY TO CORPORATE ISSURERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 7, 2006, there were 12,463,755 shares of Common Stock, $.001 par value per share, outstanding.

                             RIVIERA HOLDINGS CORPORATION

                                      INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2006 and
December 31, 2005                                                             3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Six Months Ended June 30, 2006 and 2005                             4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Six Months Ended June 30, 2006 and 2005                                       5

Notes to Condensed Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          25

Item 4.  Controls and Procedures                                             26

PART II. OTHER INFORMATION                                                   26

Item 1.  Legal Proceedings                                                   26

Item 1A. Risk Factors                                                        27

Item 6.  Exhibits                                                            28

Signature Page                                                               29

Exhibits                                                                     30

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


The accompanying unaudited Condensed Consolidated Financial Statements of Riviera Holdings Corporation have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States. The results from the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results.

The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS   (Unaudited)
(In Thousands, except share amounts)                   June 30       December 31
--------------------------------------------------------------------------------
                                                         2006           2005
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $ 25,260        $ 20,571
   Accounts receivable, net                               2,385           3,544
   Inventories                                            1,853           2,485
   Prepaid expenses and other assets                      3,451           4,197
                                                ----------------   -------------
       Total current assets                              32,949          30,797

PROPERTY AND EQUIPMENT, Net                             171,812         171,130
OTHER ASSETS, Net                                         6,557           7,396
DEFERRED INCOME TAXES, Net of valuation
       allowance of $17,081                               2,446           2,446
                                                ----------------   -------------
TOTAL                                                 $ 213,764       $ 211,769
                                                ================   =============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt                      $ 853           $ 824
   Current portion of obligation to officers              1,000           1,000
   Accounts payable                                       8,695          10,133
   Accrued interest                                       1,065           1,087
   Accrued expenses                                      14,083          12,261
                                                ----------------   -------------
     Total current liabilities                           25,696          25,305
                                                ----------------   -------------
OBLIGATIONS TO OFFICERS, Net of current portion           2,607           3,126
                                                ----------------   -------------
LONG-TERM DEBT, Net of current portion                  214,369         214,607
                                                ----------------   -------------
Commitments & Contingencies (Note 6)

SHAREHOLDERS'  DEFICIENCY:
   Common stock ($.001 par value; 60,000,000
     shares authorized;  17,131,824 and
     17,082,324 shares issued at June 30,
     2006 and  December 31, 2005, respectively)             17              17
   Additional paid-in capital                           17,758          17,301
   Treasury stock (4,762,393 and 4,859,091
      shares at June 30, 2006 and December 31,
      2005, respectively)                               (9,841)        (10,047)
   Accumulated Deficit                                 (36,842)        (38,540)
                                                ----------------   -------------
      Total shareholders' deficiency                   (28,908)        (31,269)
                                                ----------------   -------------
TOTAL                                                $ 213,764       $ 211,769
                                                ================   =============

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2006 AND 2005                     Three Months Ended   Six Months Ended
(In thousands, except per share  amounts)       June 30,            June 30,
--------------------------------------------------------------------------------
REVENUES:                                   2006      2005      2006     2005
  Casino                                 $ 29,862  $ 28,577    56,944  $ 56,060
  Rooms                                    14,246    13,770    29,089    27,195
  Food and beverage                         8,746     9,368    17,644    18,211
  Entertainment                             3,860     4,230     7,541     9,112
  Other                                     1,733     2,248     3,436     4,285
                                         --------- ---------  -------- ---------
            Total revenues                 58,447    58,193   114,654   114,863
   Less - promotional allowances           (6,010)   (4,936)  (10,528)   (9,142)
                                         --------- ---------  -------- ---------
            Net revenues                   52,437    53,257   104,126   105,721
                                         --------- ---------  -------- ---------

COSTS AND EXPENSES:
 Direct costs and expenses of
  operating departments:
    Casino                                 15,222    14,996    29,042    28,860
    Rooms                                   6,895     7,196    13,684    13,754
    Food and beverage                       6,155     6,581    12,487    12,634
    Entertainment                           2,793     3,525     5,435     7,195
    Other                                     333       814       799     1,493
Other operating expenses:
    General and administrative:
        Equity compensation                   190       932       406       985
        Other general and administrative    9,984     9,587    20,001    19,592
    Mergers, acquisitions and development
          costs, net                          761       165       878      (502)
    Sarbanes-Oxley Act expenses                47       270       275       270
    Asset impairment                            3         0        16       198
    Depreciation and amortization           3,159     3,584     6,419     6,878
                                         --------- ---------  -------- ---------
            Total costs and expenses       45,542    47,650    89,442    91,357
                                         --------- ---------  -------- ---------
INCOME FROM OPERATIONS                      6,895     5,607    14,684    14,364
                                         --------- ---------  -------- ---------
     Interest expense, net                 (6,477)   (6,610)  (12,986)  (13,229)
                                         --------- ---------  -------- ---------
INCOME(LOSS) BEFORE PROVISION
      FOR INCOME TAXES                        418    (1,003)    1,698     1,135
PROVISION FOR INCOME TAXES                      0         0         0         0
                                         --------- ---------  -------- ---------
NET  INCOME (LOSS)                          $ 418  $ (1,003)  $ 1,698   $ 1,135
                                         ========= =========  ======== =========

INCOME (LOSS) PER SHARE DATA:
Income (Loss) per share:
   Basic                                   $ 0.03   $ (0.08)   $ 0.14   $ 0.09
                                         --------- ---------  -------- --------
   Diluted                                 $ 0.03   $ (0.08)   $ 0.14   $ 0.09
                                         --------- ---------  -------- --------
Weighted-average common shares
      outstanding                          12,040    12,182    12,001   11,986
                                         --------- ---------  -------- --------
Weighted-average common and common
      equivalent shares                    12,326    12,182    12,271   12,267
                                         --------- ---------  -------- --------

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005                Six Months Ended
(in thousands)                                                      June 30,
                                                              2006       2005
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $1,698     $1,135
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation  and amortization                             6,419      6,878
    Provision for bad debts, net                                 221         95
    Stock Compensation - Restricted Stock                        392        985
    Stock Compensation - Stock Options                            14
    Asset Impairment                                              16        197
    Amortization of deferred loan fees                           979        981
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                            938      1,252
      Decrease (increase) in inventories                         632       (233)
      Decrease in prepaid expenses
          and other assets                                       746        205
      Decrease in accounts payable                            (1,438)      (771)
      Decrease in accrued liabilities                           (178)    (1,607)
      Increase in deferred compensation plan liability            (2)       (48)
      Decrease in non-qualified pension plan obligation
          to CEO upon retirement                                (500)      (500)
                                                            ---------  ---------
       Net cash provided by operating activities               9,937      8,569
                                                            ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas, Nevada               (2,481)    (3,224)
      Capital expenditures - Black Hawk, Colorado             (2,621)    (2,921)
      Capitalized interest on construction projects                0         59
      Decrease in other assets                                     9         21
                                                            ---------  ---------
       Net cash used in investing activities                  (5,093)    (6,065)
                                                            ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term borrowings                          (412)    (1,044)
      Proceeds from exercise of stock options                    257        377

                                                            ---------  ---------
        Net cash used in financing activities                   (155)      (667)
                                                            ---------  ---------

INCREASE IN CASH AND CASH EQUIVALENTS                          4,689      1,837
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              $ 20,571   $ 18,886
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 25,260   $ 20,723
                                                            =========  =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable              $ 21      $ 397

  Cash paid for interest                                    $ 12,212   $ 12,332

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

Earnings Per Share

Basic per-share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. The effect of 273,652 options outstanding was not included in diluted calculations for the three months ended June 30, 2005 since the Company incurred a net loss and their effect would have been antidilutive. There were no potentially dilutive options excluded from the calculation for the three months ended June 30, 2006 and 18,000 and 24,000 for the six months ended June 30, 2005 and 2006, respectively.

Income Taxes

The income tax provisions for the six months ended June 30, 2006 and 2005, as well as the three months ended June 30, 2006 were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. The estimates used to determine the remaining valuation allowance are based upon recent operating results and budgets for future operating results. Remaining deferred tax assets are net of valuation allowance that reduces the asset to amounts that approximate AMT credits that do not expire. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how we operate the business, changes in the labor market or economic downturns in the areas where we operate.

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowances for receivables and deferred tax assets. Actual results may differ from estimates.

Stock Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No.123(R), using the modified prospective application. Accordingly, prior amounts have not been restated. In the first quarter of 2006, our adoption of SFAS No. 123 (R) resulted in no incremental stock-based compensation expense, as we had no non-vested options outstanding at January 1, 2006. However, as required by SFAS No. 123 (R), upon adoption, we reclassified $3.6 million of deferred compensation as additional paid in capital.

As of June 30, 2006, we had outstanding options under three stock option plans. Prior to January 1, 2006 we had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under our 2005 Stock Option Plan for Non-Employee Directors (the "Directors Plan") we granted options for 24,000 shares to our non-employee directors on May 22, 2006 at an exercise price of $21.60 per share. For the three months ended June 30, 2006 approximately $14,000 of compensation expense was recognized on the new options granted and is recorded as a component of general and administrative expenses.

The following table details the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in the first half of 2005 based on the fair value method under SFAS No. 123 (R) (in thousands, except per share amounts):

                                                     Three months     Six months
                                                        ended           ended
                                                       June 30,        June 30,
                                                         2005           2005
Net income (loss)                                    $ (1,003)       $ 1,135
Less: Total stock-based employee compensation
  expense determined under fair value-based
  methods for awards net of related tax effects           (11)          (22)
Net Income (loss) pro forma                         $  (1,014)    $    1,113

Basic Income (loss) per common share as reported    $   (0.08)    $     0.09
Basic Income (loss) per common share pro forma      $   (0.08)    $     0.09
Diluted Income (loss) per common and common
  share equivalent as reported                      $   (0.08)    $     0.09
Diluted Income (loss) per common and common share
  equivalent pro forma                              $   (0.08)    $     0.09

We estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 0%; expected volatility of 52%; risk-free interest rate of 4.49%; and expected lives of 10 years. All outstanding options were vested as of December 31, 2005. During the three and six months ended June 30, 2006, 24,000 options were granted to non-employee directors.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

2. OTHER ASSETS

Other assets at June 30, 2006 and December 31, 2005 include deferred loan fees of approximately $5.4 million and $6.2 million respectively, associated with the refinancing of our debt in 2002.

3. LONG TERM DEBT AND COMMITMENTS

On June 26, 2002, we issued 11% Senior Secured Notes with a principal amount of $215 million, substantially all of which were later exchanged for our registered Senior Secured Notes with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount of $3.2 million. The discount is being amortized over the life of the 11% Notes. We incurred fees of approximately $9.3 million in connection with the issuance of the 11% Notes, which are included in other assets and are being amortized to interest expense over the life of the 11% Notes.

Effective July 26, 2002, we entered into a $30 million, five-year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR-derived rate. There were no advances outstanding on this revolver at June 30, 2006. We incurred loan fees of approximately $1.5 million, which are being expensed over the life of the arrangement. A 0.5 percent annual fee is payable in monthly installments on the unused portions of the revolver plus a $3,000 monthly service fee.

4. STOCK REPURCHASES

There were no shares of our common stock purchased by our Deferred Compensation Plan for the six months ended June 30, 2006 or 2005. The Deferred Compensation Plan distributed to participants 96,698 and 187,983 shares for the six months ended June 30, 2006 and 2005, respectively.

5. SHARED-BASED PAYMENTS

Effective March 10, 2005, we approved and authorized the grant of 337,500 shares of Common Stock under our Restricted Stock Plan to 19 executives at no cost, subject to their execution of appropriate acceptances. We granted those shares in substitution for stock options that we attempted to grant on July 15, 1993 under our 1993 Employee Stock Option Plan (the "1993 Option Plan"). The 1993 Option Plan expired on July 1, 2003, rendering those options null and void. The grant of restricted Common Stock was intended to compensate those executives for the value of the options that we attempted to grant. The restricted shares are subject to a five-year vesting schedule, vesting 20% each March 10, commencing March 10, 2006. We are amortizing the $4,584,000 fair market value of those shares over the vesting period of 60 months. Of the total shares granted, 54,300 shares vested during the six month period ended June 30, 2006 and $391,796 was charged to expense in the first six months of 2006 and is recorded as a component of general and adminstrative expenses. In May 2006, 48,000 shares were forfeited due to the resignation of two of our officers. As of June 30, 2006, we have 169,200 Restricted Stock Plan shares outstanding and $2,540,776 remaining to be recognized. These shares immediately vest upon death, disability, retirement at age 62, termination of employment other than for cause, or in the event of a change in control of the Company.

At June 30, 2006, we had two active stock option plans and two expired stock option plans, which are described below. Options granted prior to the adoption of SFAS No. 123(R) on January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25. Under the 1993 Option Plan, we were authorized to grant options to employees for up to one million shares of Common Stock. Under the Non-Qualified Stock Option Plan for Non-Employee Directors (the "1996 Option Plan"), we were authorized to grant options to non-employee directors for up to 150,000 shares of our stock. Under these plans, the exercise price of each option equaled the market price of our stock on the date of grant (110% of market value in the case of an incentive option granted to an owner of more than 10% of our stock) and an option's maximum term was 10 years (5 years in the case of an incentive option granted to a an owner of more than 10% of our stock). Under the 1993 Option Plan, options vest 25% on the date of grant and 25% each subsequent year. All options have become vested under the 1996 Option Plan. Although the 1993 Option Plan and 1996 Option Plan have expired, some options granted under these plans remain outstanding.

Effective May 17, 2005, we implemented two new stock option plans and reserved a total of 1,150,000 shares for options issuable under the plans. We allocated 150,000 shares to the Directors Plan. We will grant options for 6,000 shares to each non-employee director on each anniversary of the effective date of the Directors Plan. Also, we will grant options for 6,000 shares to each person who becomes a non-employee director after May 17, 2005. The option exercise price will be the closing market price of our stock on the date of the option grant. The options will vest over five years at 20% per year, commencing on the first anniversary of the grant. The non-employee directors were granted 24,000 shares on May 22, 2006 at an exercise price of $21.60. The grant date fair value of the options was $14.32 per share and as of June 30, 2006 we had $244,000 remaining to be amortized. We estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: dividend yield of 0%; expected volatility of 59%; risk-free interest rate of 4.93%; and expected lives of 7 years.

Also, we allocated one million shares to our 2005 Incentive Stock Option Plan for our officers and key employees. Our Stock Option Committee has discretion as to whom those options will be granted and the number of shares to be allocated to each option grant. The option exercise price will be the closing market price of our stock (110% of market value in the case of an incentive option granted to an owner of more than 10% of our stock) on the date of the option grant. The options will vest over four years, with 20% vesting on the date of grant, and an additional 20% on each anniversary of the grant.

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $1,140,150 and $1,614,495, respectively. The following table summarizes information about options outstanding as of June 30, 2006.

The activities of all stock option plans are as follows:

                                                        Weighted Average Aggregate
                                   Shares    Share Exercise Remaining    Intrinsic
                                                 Price        Life         Value
Outstanding, December 31, 2005     310,500   $   2.44
  Exercised                        (37,500)  $   3.07
  Expired                           (3,000)  $   2.45
                                  ----------
Outstanding, March 31, 2006         270,000  $   2.35
  Issued                             24,000  $  21.60
  Exercised                         (60,000) $   2.36
  Expired                               -
                                -------------
Outstanding, June 30, 2006          234,000  $   4.33    6.20 years   $3,852,775
                                =============
Exercisable June 30, 2006           210,000   $  2.35    4.91 years   $3,852,775
                                =============

6. COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

Approximately 60 officers and significant employees (excluding Mr. Westerman and Mr. Vannucci) have salary continuation agreements effective through December 31, 2006, under which they will be entitled to receive (1) either six months' or one year's base salary if their employment is terminated, without cause, within 12 or 24 months of a change of control of the Company; and (2) group health insurance for periods of either one or two years. The base salary payments would be made in bi-weekly installments, subject to the employee's duty to mitigate by making best efforts to find other employment. In addition, one officer and one significant employee have salary continuation agreements effective through December 31, 2006, under which each of them would be entitled to receive two years' base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company. These two salary continuation agreements are not subject to a duty to mitigate. As of June 30, 2006, the total amount that would be payable under all such agreements if all payment obligations were to be triggered was approximately $5.8 million.

Legal Proceedings

On June 19, 2006, a complaint (the "Consolidated Complaint") captioned "In Re Riviera Holdings Corporation Shareholders' Litigation" was filed against RHC and its directors in the District Court of Clark County, Nevada (the "Court") (Case No. A520100), as a consolidation of four class action complaints previously filed against RHC (the "Prior Complaints"). The Consolidated Complaint was served on RHC on June 20, 2006 pursuant to a Stipulation and Pretrial Order entered by the Court, and is substantially similar to the Prior Complaints. The plaintiffs request the Court to do the following, among other things: (i) declare that the case is maintainable as a class action; (ii) declare that the Agreement and Plan of Merger, dated April 5, 2006 (the "Merger Agreement"), among Riv Acquisition Holdings Inc.("RAHI"), Riv Acquisition Inc. and RHC is unlawful; (iii) enjoin consummation of the merger contemplated by the Merger

Agreement "unless and until ...[RHC] adopts and implements a procedure or process to obtain the highest possible price for shareholders"; (iv) direct the defendants to disclose all material information before seeking shareholder approval of "any acquisition;" and (v) impose a constructive trust, in favor of the plaintiffs, on any benefits improperly received by the defendants. A Court hearing on the plaintiffs'motion to enjoin RHC's meeting of shareholders for a vote on the Merger Agreement has been scheduled for Ausgust 24, 2006. We believe the allegations in the Consolidated Complaint and the Prior Complaints are without merit.

We are also a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Main Street Extension in Black Hawk

On June 29, 2006 the Main Street extension opened in Black Hawk, Colorado, which is expected to provide increased traffic past our casino. We are obligated, based on the Fourth Addendum to Subdivision Agreement with the City of Black Hawk and the Main Street Cost Allocation Study, to pay 21.45% of the cost of the project, once the City of Black Hawk has finalized the costs. Our estimated share of the cost will be at least $2 million, which has been capitalized as a land improvement.

Guarantor Information

The 11% Notes and the $30 million line of credit are guaranteed by all of our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RHC's unrestricted subsidiaries, which have no operations and do not significantly contribute to our financial position or results of operations, are not guarantors of the 11% Notes or the revolving credit arrangement.

7. SUBSEQUENT EVENTS

On August 8, 2006, William L. Westerman, our Chairman of the Board and Chief Executive Officer ("CEO"), is expected to sell substantially all of his shares of Common Stock to certain affiliates of RAHI (the "Buyers") for $15 per share pursuant to a December 22, 2005 Stock Purchase Agreement between the Buyers and Mr. Westerman. We have been informed that as a result of this transaction, the Buyers and their affiliates will beneficially own approximately 18.3% of the outstanding Common Stock and Mr. Westerman will beneficially own approximately 0.04% of the outstanding Common Stock.

On August 8, 2006, we announced that we received an unsolicited, competing takeover proposal from International Gaming & Entertainment, LLC ("IGE"), which is a newly-formed, special-purpose acquisition company affiliated with BT Enterprises, LLC, a Boston-based merchant equity fund. The principals of IGE include Jeffrey Wu, Michael Signorelli and Bagus Tjahjono. Mr. Wu is the majority shareholder and a director of United International Bank in New York.

IGE has informed us that it is offering to acquire all of our outstanding Common Stock for $20 per share on substantially the same terms and conditions set forth in the Merger Agreement, subject to IGE's satisfactory review of certain disclosure schedules. IGE has further informed us that its investors have committed a sufficient amount of equity capital to complete the acquisition of RHC as contemplated, but IGE does not yet have a financing commitment for the portion of the acquisition price that it intends to finance. IGE's proposed acquisition, however, would not be subject to a financing contingency.

If the Board of Directors determine that the IGE proposal is a superior offer, the Company may be required to pay a Topping Fee of approximately $7.9 million to RAHI.

The Merger Agreement, which provides for RAHI's acquisition of all of our outstanding Common Stock at $17 per share, was scheduled for a shareholder vote on August 8, 2006 at our annual meeting of shareholders.

In accordance with the our board of directors' fiduciary duties, our board is giving proper consideration to all aspects of IGE's proposal and is evaluating it in comparison to the Merger Agreement.

In order for us to give IGE's proposal proper consideration and to consult further with our legal and financial advisors and with IGE's representatives, as appropriate, we have postponed a shareholder vote on the Merger Agreement until August 29, 2006 at 1:00 p.m., PDT.

In the meantime, our board of directors maintains its support for the Merger Agreement.

8. SEGMENT DISCLOSURES

We determines our segments based upon the review process of our chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by our chief decision maker is property EBITDA, as defined below. All intersegment revenues have been eliminated.

                                   Three months ended     Six months ended
                                        June 30,               June 30,
(Dollars in thousands)             2006        2005         2006      2005
Net revenues:
  Riviera Las Vegas              $39,662      $40,501     $78,088     $79,848
  Riviera Black Hawk              12,775       12,756      26,038      25,873
                               ----------   ---------- ----------- -----------
      Total net revenues        $ 52,437     $ 53,257   $ 104,126   $ 105,721
                               ==========   ========== =========== ===========

Property EBITDA (1):
  Riviera Las Vegas               $8,350       $7,616     $16,817     $16,469
  Riviera Black Hawk               3,716        4,088       7,904       8,027
                               ----------   ---------- ----------- -----------
       Total property EBITDA     $12,066      $11,704     $24,721     $24,496
                               ==========   ========== =========== ===========

Other Costs and Expenses
  Corporate Expenses
       Equity compensation           176          932         392         985
       Other corporate expenses    1,011        1,146       2,043       2,303
  Depreciation and amortization    3,159        3,584       6,419       6,878
  Mergers, Acquitions and
         Development Costs, net      761          165         878        (502)
  Sarabanes-Oxley Act expenses        47          270         275         270
  Asset impairment                    17            -          30         198
  Interest Expense, net            6,477        6,610      12,986      13,229
                               -----------  ----------------------- -----------
       Total Other Costs and
              Expenses             11,648       12,707      23,023      23,361
                               ----------   ---------- ----------- -----------
       Net Income (loss)           $ 418     $ (1,003)    $ 1,698     $ 1,135
                               ==========   ========== =========== ===========

(1)Property EBITDA consists of earnings before interest, income taxes, depreciation, and amortization. Property EBITDA is presented solely as a supplemental disclosure because we believe that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. We use property-level EBITDA (property EBITDA before corporate expense) as the primary measure of our business segment properties' performance, including the evaluation of operating personnel. Property EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA. Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do. A reconciliation of property EBITDA to net income (loss) is included in the following financial schedules.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Developments

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Colorado ("Riviera Black Hawk").

Our capital expenditures for Riviera Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions as well as coinless ticket-in ticket-out ("TITO") slot machines. At June 30, 2006, approximately 774, or 70.1%, of our slot machines in Las Vegas were on the TITO system.

In Black Hawk, the $5 maximum bet restricts table games to a minimum, and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market.

On June 29, 2006 the Main Street extension opened in Black Hawk, which will provide increased traffic directly past our casino. We are obligated, based on the Fourth Addendum to Subdivision Agreement with the City of Black Hawk and the Main Street Cost Allocation Study, to pay 21.45% of the cost of the project, once the costs are finalized. Our estimated share of the cost will be at least $2 million and will be capitalized as a land improvement, a non-depreciable asset.

On April 6, 2006, we announced that we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Riv Acquisition Holdings Inc. ("RAHI"), a company owned by a private investment group comprised principally of four real estate developers and investors. Consummation of the merger as contemplated by the Merger Agreement (the "Merger") would result in our shareholders receiving $17 in cash for each share of Riviera Holdings Corporation common stock ("Common Stock") they hold. Also, holders of options under our stock option plans would receive a cash payment equal to the excess of $17 over the per-share exercise price of their options, multiplied by the number of shares subject to the options.

The Merger Agreement provides for Riv Acquisition Inc. ("Merger Sub"), which is a wholly-owned subsidiary of RAHI and is also a party to the Merger Agreement, to merge into Riviera Holdings Corporation (the "Company"), whereupon the separate existence of Merger Sub would cease and the Company would become a wholly-owned subsidiary of RAHI. Under the Merger Agreement, RAHI and Merger Sub have agreed to deposit funds necessary to redeem our outstanding 11% Senior Secured Notes (the "11% Notes") prior to consummation of the Merger. RAHI has made a $15 million escrow deposit to secure its obligations under the Merger Agreement to consummate the Merger.

Consummation of the Merger is subject to approval by holders of at least 60% of the outstanding Common Stock and various other closing conditions, including approval or clearance by gaming regulators.

The deadline for consummation of the Merger is eight months from the date that our shareholders approve the Merger. However this deadline may be extended for one three-month period if RAHI and Merger Sub are still awaiting the gaming approvals required to consummate the Merger and have a reasonable expectation of obtaining those approvals by the extended deadline. If RAHI and Merger Sub wish to extend the deadline for that three-month period, they are required to increase the amount of their escrow deposit by $3 million and deliver to us a financing commitment from a reputable financial institution for the funds needed to consummate the Merger.

On August 4, 2006, we received an unsolicited, competing takeover proposal from International Gaming & Entertainment, LLC ("IGE"), which is a newly-formed, special-purpose acquisition company affiliated with BT Enterprises, LLC, a Boston-based merchant equity fund. The principals of IGE include Jeffrey Wu, Michael Signorelli and Bagus Tjahjono. Mr. Wu is the majority shareholder and a director of United International Bank in New York.

IGE informed us that it is offering to acquire all of our outstanding Common Stock for $20 per share on substantially the same terms and conditions set forth in the Merger Agreement, subject to IGE's satisfactory review of certain disclosure schedules. IGE has further informed us that its investors have committed a sufficient amount of equity capital to complete the acquisition of the Company as contemplated, but IGE does not yet have a financing commitment for the portion of the acquisition price that it intends to finance. IGE's proposed acquisition, however, would not be subject to a financing contingency.

In accordance with our board of directors' fiduciary duties, our board is giving proper consideration to all aspects of IGE's proposal and is evaluating it in comparison to the Merger Agreement.

In order for us to give IGE's proposal proper consideration and to consult further with our legal and financial advisors and with IGE's representatives, as appropriate, we have postponed a shareholder vote on the Merger Agreement until August 29, 2006 at 1:00 p.m., PDT.

In the meantime, our board of directors maintains its support for the Merger Agreement.

The Merger Agreement appears in Appendix A to our revised definitive proxy statement for our 2006 annual meeting of shareholders (our "Proxy Statement"), which we filed with the Securities and Exchange Commission (the "SEC") on July 3, 2006 and which is incorporated as an exhibit to this Form 10-Q. The statements in this Form 10-Q concerning the Merger Agreement are qualified in their entirety by reference to the complete Merger Agreement.

Information in this Form 10-Q concerning IGE and its related parties has been provided to us by IGE.

If our shareholders do not approve the Merger, the Merger Agreement can be terminated, which would also terminate RAHI's and Merger Sub's obligation to deposit funds for redemption of the 11% Notes. The Merger Agreement contains representations and warranties, which the parties made to, and solely for, the benefit of each other. Those representations and warranties are qualified by information contained in a confidential disclosure schedule that the parties exchanged in connection with signing the Merger Agreement and that modifies, qualifies and creates exceptions to the representations and warranties.

On or shortly after the date of our filing of this Form 10-Q, William L. Westerman, our Chairman of the Board and Chief Executive Officer ("CEO"), is expected to sell substantially all of his shares of Common Stock to certain affiliates of RAHI (the "Buyers") for $15 per share pursuant to a December 22, 2005 Stock Purchase Agreement between the Buyers and Mr. Westerman. We have been informed that as a result of this transaction, the Buyers and their affiliates will beneficially own approximately 18.3% of our outstanding Common Stock and Mr. Westerman will beneficially own approximately 0.04% of our outstanding Common Stock.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.



                                      Second Quarter      Incr       Incr
             (In Thousands)           2006      2005     (Decr)    (Decr)%
                                       ----      ----    ------    -------
Net revenues:
   Riviera Las Vegas                $39,662   $40,501     $(839)    -2.1%
   Riviera Black Hawk                12,775    12,756        19      0.1%
                                     ------    ------      ----
      Total Net Revenues            $52,437   $53,257     $(820)    -1.5%
                                    =======   =======    =======

Income from Operations
   Riviera Las Vegas                 $6,567    $5,647      $920     16.3%
   Riviera Black Hawk                 2,340     2,473      (133)    -5.4%
                                      -----     -----  ----------
   Property Income from Operations    8,907     8,120       787      9.7%
   Corporate Expenses
         Equity Compensation -
             Restricted Stock         (190)     (932)       742      79.6%
         Other Corporate Expenses   (1,011)   (1,146)       135      11.8%
   Mergers Acquisitions and
             Development Costs, net   (761)     (165)      (596)   -361.2%
   Asset Impairment                     (3)                  (3)
   Sarbanes-Oxley Act Expenses         (47)     (270)       223      82.6%
                                      ----    -------  ---------
       Total Income from Operations  $6,895   $5,607    $ 1,288      23.0%
                                     ======   =======  =========

Operating Margins (1)
   Riviera Las Vegas                   16.6%   13.9%      2.7%
   Riviera Black Hawk                  18.3%   19.4%     -1.1%


 (1) Operating margins represent income from operations as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues decreased $839,000 or 2.1% in the second quarter 2006 compared to the same period last year.

           Casino revenues increased $1.3 million or 7.8% due to an increase in slot revenue, driven by the increased casino marketing efforts in the quarter, and increased coin-in as a result of the customer mix in the hotel.

         Room revenue increased $476,000, or 3.5%, from $13.8 million in 2005 to $14.2 million in 2006 due to an increase in slot player complimentary room revenue. Hotel occupancy increased to 96.0%, up from last year's 95.6% and the average daily room rate increased $2.95 from $73.04 in 2005 to $75.99 in 2006. Rev Par (revenue per available room) increased 4.6% or $3.18 to $72.97 for the three months ended June 30, 2006.

         Food and beverage revenue decreased $660,000, or 8.2%, from $8.1 million in 2005 to $7.4 million in 2006 primarily due to decreased covers in our dinner buffet, which was changed to BB's Prime Rib and BBQ this year, and lower banquet revenue resulting from fewer events (which in 2005 included our 50th Anniversary parties).

         Entertainment revenue decreased $354,000, or 8.4%, from $4.2 million in 2005 to $3.9 million in 2006 primarily due to lower ticket sales for Splash and other entertainment venues.

         Other revenues decreased $542,000, or 26.4%, from $2.1 million in 2005 to $1.5 million in 2006 primarily due to the lease of the gift shops to ABC Stores and lower telephone revenue. The gift shop lease began in February 2006 and is recorded as rental income.

         Promotional allowances increased by approximately $1.0 million, or 26.4%, from $3.9 million during 2005 to $4.9 million during 2006 primarily due to increases in the number of complimentary rooms related to casino activity.

Costs and Expenses

         Hotel expenses decreased $301,000, or 4.2% due to the credit for complimentary rooms provided to the casino.

         Food and beverage departmental costs and expenses decreased by 7.0% in the quarter, due to reduced sales and number of covers. 2005 costs were impacted by lower cost of sales associated with complimentary banquet revenue related to our 50th Anniversary being classified as casino expense; and the impact of a significant convention in 2005 that was not here in 2006.

         Entertainment departmental costs and expenses decreased by $737,000, or 20.9% in the quarter, primarily due to lower ticket sales, which resulted in reduced payments to producers, decreased advertising for Splash and other cost reductions for other entertainment venues.

         Other departmental expenses decreased $480,000 as a result of the lease of the gift shops to ABC Stores mentioned above.

Income from Operations

            Income from operations in Las Vegas increased $920,000, or 16.3%, from $5.6 million in 2005 to $6.6 million in 2006 due principally to increased slot revenues, the decrease in casino promotional expenses associated with our 50th anniversary in 2005 and cost reductions in entertainment as discussed above.

Riviera Black Hawk

Revenues

         Net revenues remained flat at $12.8 million in 2005 and 2006. Food and beverage revenues were approximately $1.3 million in 2006, of which $1.1 million was complimentary (promotional allowance).

Income From Operations

         Income from operations at Riviera Black Hawk decreased $133,000, or 5.4%, from $2.5 million in 2005 to $2.3 million in 2006, primarily due to the increase in casino expenses. Our operating margins decreased from 19.4% in the second quarter of 2005 to 18.3% in the second quarter of 2006.

Consolidated Operations

Other Income (Expense)

            Corporate expenses decreased $135,000 or 11.8% from $1.1 million in 2005 to $1.0 million in 2006 as a result of reduced payroll benefits.

Net Income (Loss)

            Net income increased $1.4 million from a net loss of $1.0 million in 2005 to net income of $418,000 in 2006 due primarily to the factors described above, reduced expenses in 2006 associated with compliance with the Sarbanes-Oxley Act and lower depreciation costs.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Operating Income includes intercompany management fees.


                                            Six Months        Incr      Incr
            (In Thousands)                 2006     2005     (Decr)   (Decr)%
                                           ----     ----     ------   -------
Net revenues:
   Riviera Las Vegas                    $78,088  $79,848   $(1,760)     -2.2%
   Riviera Black Hawk                    26,038   25,873       165       0.6%
                                         ------   ------       ---
      Total Net Revenues               $104,126 $105,721   $(1,595)     -1.5%
                                       ========  =======   ========

Income from Operations
   Riviera Las Vegas                    $13,209  $12,755      $454       3.6%
   Riviera Black Hawk                     5,093    4,863       230       4.7%
                                          -----    -----   -------
   Property Income from Operations       18,302   17,618       684       3.9%
   Corporate Expenses
       Equity Compensation -
            Restricted Stock              (406)    (985)       579      58.8%
       Other Corporate Expenses         (2,043)  (2,303)       260      11.3%
   Mergers, Acquisitions and
            Development
            Costs, net                    (878)      502    (1,380)   -274.9%
   Asset Impairment                        (16)    (198)       182      91.9%
   Sarbanes-Oxley Act Expenses            (275)    (270)        (5)     -1.9%
                                          -----    -----   -------
          Total Income from Operations  $14,684  $14,364   $   320       2.2%
                                       ========= =======   =======

Operating Margins (1)
   Riviera Las Vegas                     16.9%    16.0%     0.9%
   Riviera Black Hawk                    19.6%    18.8%     0.8%

 (1) Operating margins represent income from operations as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues decreased approximately $1.8 million, or 2.2%, from $79.8 million in 2005 to $78.1 million in 2006 due primarily to reduced retail, telephone, entertainment and food and beverage.

         Slot revenue increased $1.2 million (5.5%) over the prior year due to increased coin-in brought about by new marketing programs, which provided complimentary hotel rooms to slot players. Table games revenue was down 9% due to lower volume of play and hold percent while poker contributed $253,000 increase over prior year.

         Room revenue increased $1.9 million, or 7.0%, from $27.2 million in 2005 to $29.1 million in 2006 due to an increase in slot player complimentary room revenue and an overall increase in average room rate. Hotel occupancy decreased to 93.5%, from last year's 94.8% and average daily room rate increased $6.76 to $79.70 in 2006 from $72.94 in 2005. Rev Par (revenue per available room) increased 7.8% or $5.36 to $74.48.

         Food and beverage revenues decreased $488,000, or 3.2%, from $15.0 million in 2005 to $15.5 million in 2006, due to decreased covers due to the shift from a dinner buffet to BB's Prime Rib & BBQ restaurant, and a decrease in banquets covers, which were down 16.2%.

         Entertainment revenues decreased by approximately $1.6 million, or 17.1%, from $9.1 million during 2005 to $7.5 million during 2006 due primarily to a decrease in ticket sales associated with our Splash show.

         Other revenues decreased by approximately $881,000, or 22.3%, from $4.0 million in 2005 to $3.1 million in 2006 primarily due to the lease of the gift shops to ABC Stores, which began in February 2006, and lower telephone revenue.

         Promotional allowances increased by approximately $1.4 million or 20.6%, from $6.9 million during 2005 to $8.3 million during 2006 primarily due to increases in complimentary room revenue as a result of an increase in complimentary room rates and an increase in slot marketing activity.

Costs and Expenses

         Casino expenses increased $221,000 or 1.3% from $17.0 million in 2005 to $17.2 million in 2006 due to increased costs of complimentary room nights.

         Entertainment costs decreased $1.8 million, or 24.5%, primarily due to lower ticket sales, which resulted in reduced payments to producers, decreased advertising for Splash and other cost reductions for other entertainment venues.

         Other departmental expenses decreased $694,000 or 46.5% from $1.5 million in 2005 to $799,000 in 2006 as a result of the lease of the gift shops to ABC Stores. The gift shop lease began in February 2006 and is recorded as rental income.

Income from Operations

         Income from operations in Las Vegas increased $454,000, or 3.6%, from $12.8 million in 2005 to $13.2 million in 2006 due to increased slot revenue, and lower expenses in entertainment as discussed above. Operating margins in Las Vegas increased from 16.0% in 2005 to 16.9% in 2006 as a result of the factors described above.

Riviera Black Hawk

Revenues

         Net revenues increased by approximately $165,000, or 0.6%, from $25.9 million in 2005 to $26.0 million in 2006. Casino revenues increased $188,000, or 0.8%, from $25.0 million in 2005 and $25.2 million in 2006.

Income from Operations

           Income from operations in Black Hawk increased $230,000, or 4.7%, from $4.9 million in 2005 to $5.1 million in 2006 primarily as a result of the adverse effects of the rockslide that impacted 2005 revenues. Operating margins in Black Hawk increased from 18.8% in 2005 to 19.6% in 2006 as a result of more targeted marketing promotions and the impact in 2005 described above.

Consolidated Operations

Interest Expense

     Interest expense decreased $122,000 due to reduced interest associated with equipment financing as most of our large equipment leases were completed as of March 2005. Interest expense on our $215 million 11% Notes of $11.8 million plus related amortization of loan fees and other financing costs totaled approximately $13.0 million in 2006. Interest expense on equipment and other financing totaled approximately $191,000 for the first six months of 2006.

     Interest income increased $121,000 from $84,000 in 2005 to $205,000 in 2006 as a result of the higher cash balances available for investment and increased investment interest rates.

Net Income

     Net income increased $563,000 from net income of $1.1 million in 2005 to net income of $1.7 million in 2006 due primarily to reduced equity based compensation, asset impairment costs (net of mergers and acquisition cost recoveries) and costs associated with our 50th anniversary celebration in 2005.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $25.3 million. Our cash and cash equivalents increased $4.7 million during the first six months of 2006, as a result of $9.9 million of cash provided by operations, $5.1 million of cash outflow for investing activities and $ 155,000 outflow for financing activities. Our cash balances include amounts that could be required, upon five days' notice, to fund our CEO's (Mr. Westerman's) pension obligation in a rabbi trust. We continue to pay Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to continue his forbearance of his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances we may be required to disburse approximately $3.6 million for this purpose in a short period.

We believe that cash flow from operations, combined with the $25.3 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover our current debt service and enable investment in budgeted capital expenditures of $11.0 million for 2006 for both Riviera Las Vegas and Riviera Black Hawk and assessments for the Main Street expansion in Black Hawk.

On June 26, 2002, we secured debt in the principal amount of $215 million in the form of the 11% Notes with a maturity date of June 15, 2010. Interest on the 11% Notes is at the annual rate of 11%, paid semiannually on each June 15 and December 15. Our cash flow from operations is not expected to be sufficient to pay 100% of the principal of the 11% Notes at maturity. Accordingly, our ability to repay the 11% Notes at maturity will be dependent upon our ability to refinance the 11% Notes. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity. On or after June 15, 2006, we may redeem the 11% Notes from time to time at a premium beginning at 105.5% and declining each subsequent year to par in 2009. If we consummate the Merger, RAHI has agreed to redeem the 11% Notes prior to consummation.

The Indenture governing the 11% Notes (the "Note Indenture") provides that, in certain circumstances, we must offer to repurchase the 11% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, we would be unable to pay the principal amount of the 11% Notes without a refinancing or withour redemption by the party who acquires control.

The Note Indenture contains certain covenants, which limit our ability, subject to certain exceptions, to: (1) incur additional indebtedness; (2) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (3) enter into certain transactions with affiliates;
(4) create certain liens; (5) sell certain assets; and (6) enter into certain mergers and consolidations. As a result of these restrictions, our ability to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, we would be required to curtail or defer certain of our capital expenditure programs, which could have an adverse effect on operations.

On July 26, 2002, we entered into a $30 million, five-year senior secured credit facility. The credit facility is secured by substantially the same collateral that secures the 11% Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the 11% Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, we can obtain extensions of credit in the forms of cash and letters of credit. We are required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco at its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars plus 3.00%. However, the minimum interest rate we will be charged on outstanding cash advances is 4.50%. A 0.5 percent annual fee is charged in monthly installments on the unused portions of the revolver plus a $3,000 monthly service fee.

At June 30, 2006, we are in compliance with the covenants of the 11% Notes and the $30 million revolving credit facility.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our Form 10-K for the year ended December 31, 2005. For a further discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Forward-Looking Statements

Throughout this report we make "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and similar words and include all discussions about the Merger Agreement, the competing takeover proposal from IGE, as well as our acquisition, development and expansion plans, objectives or expectations and our liquidity projections.

We caution you that there is no assurance that the Merger will be approved by shareholders and regulatory authorities and consummated, nor is there any assurance that IGE's competing proposal will lead to a definitive acquisition agreement. Moreover, even if we enter into a definitive agreement with IGE, the acquisition might not be consummated for a variety of reasons, including the failure to obtain the requisite shareholder and regulatory approvals. Furthermore, there is no assurance that any of the other transactions or events described in this report will happen as described or that any positive trends suggested or referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives, prospects and expectations for future operations and results and are based upon what we consider to be reasonable future estimates. Although we believe that our plans, objectives, prospects and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we may not achieve or we may modify them from time to time. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify them, or might affect our ability to achieve them, include, but are not limited to:

          o the possibility that our Merger will not be consummated due to our failure to obtain shareholder approval or due to other factors beyond our control;

         o the uncertainties associated with our recent receipt of a competing takeover proposal by IGE, which requires additional time for us to consider and evaluate in comparison to the Merger Agreement;

         o    retirement or other loss of any of our senior officers;

         o the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;

         o our substantial indebtedness, debt service requirements and iquidity constraints;

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

As of June 30, 2006, we had $215.2 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 and capital leases maturing at various dates through 2009. Interest under the $215 million 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.5% to 5.8%. The borrowings also include $472,000 in a special improvement district ("SID") bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%. We are not susceptible to interest rate risk because our outstanding debt is at fixed rates. Our $30 million senior secured revolving credit facility is at prime plus three-quarters of one percent. As of June 30, 2006, we had no borrowing outstanding under our senior secured credit facility.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in                                                                             Fair Value
thousands)                    2006     2007      2008     2009        2010     Total    at 6/30/06

Long-Term Debt, Including
   Current Portion

Equipment loans and
 capital leases - Las Vegas    $ 359     $ 751    $ 187    $ 54                $ 1,351    $ 1,351
Average interest rate           5.8%      5.8%     5.8%    5.5%

11% Notes                                                         $ 215,000   $215,000  $ 225,492
Less unamortized Discount                                          $ (1,601)  $ (1,601)  $ (1,601)
Average interest rate                                                11.8%

SID Bonds -
 Black Hawk, Colorado           $ 62     $ 129    $ 137   $ 144                 $ 472       $ 472
Average interest rate           5.5%      5.5%     5.5%    5.5%

Total long-term debt,
including current portions     $ 421     $ 880    $ 324   $ 198  $ 213,399  # $215,222  $ 225,715

 Other Long-Term Liabilities,
Including Current Portions

CEO pension plan obligation     $500    $1,000   $1,000  $1,000      $ 107     $ 3,607    $ 3,607
                               11.8%     11.8%    11.8%   11.8%      11.8%
                            ----------------------------------------------- ---------------------
Total long-term obligations    $ 921    $1,880   $1,324  $1,198  $ 213,506    $218,829  $ 229,322
                            =============================================== =====================

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15(d)- 15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

On June 19, 2006, a complaint (the "Consolidated Complaint") captioned "In Re Riviera Holdings Corporation Shareholders' Litigation" was filed against the Company and its directors in the District Court of Clark County, Nevada (the "Court") (Case No. A520100), as a consolidation of four class action complaints previously filed against the Company (the "Prior Complaints"). The Consolidated Complaint was served on the Company on June 20, 2006 pursuant to a Stipulation and Pretrial Order entered by the Court, and is substantially similar to the Prior Complaints. The plaintiffs request the Court to do the following, among other things: (i) declare that the case is maintainable as a class action; (ii) declare that the Merger Agreement is unlawful; (iii) enjoin consummation of the Merger "unless and until the Company adopts and implements a procedure or process to obtain the highest possible price for shareholders"; (iv) direct the defendants to disclose all material information before seeking shareholder approval of "any acquisition;" and (v) impose a constructive trust, in favor of the plaintiffs, on any benefits improperly received by the defendants. A Court hearing on the plaintiffs' motion to enjoin the shareholder vote on the Merger Agreement has been scheduled for August 24, 2006. The Company believes the allegations in the Consolidated Complaint and the Prior Complaints are without merit.

We are also a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Item 1A.  Risk Factors.

Our annual report on Form 10-K (as amended) for the fiscal year ended December 31, 2005 (our "2005 Form 10-K") contains a detailed discussion of our risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in our 2005 Form 10-K.

 Our Common Stock Has Been Trading At Prices That Exceed The Merger Price.

Consummation of the Merger would result in our shareholders receiving $17.00 in cash for each share of Common Stock they hold. Our Common Stock has been trading on the American Stock Exchange ("Amex") at prices higher than $17.00. On August 3, 2006, the closing price of the Common Stock on Amex was $19.78.

If the conditions precedent to consummation of the Merger, including approval of the Merger by holders of at least 60% of our outstanding Common Stock, are satisfied and the Merger is consummated, then shareholders who purchase our Common Stock at a price that exceeds $17.00 per share will incur a loss on their investment.

The Competing Takeover Proposal By IGE May Cause Even Greater Volatility In Our Stock Trading Price And Liability For An Approximately $7.9 Million Topping Fee.

Prior to our entry into the Merger Agreement, the trading price of our Common Stock had been volatile, as explained in our discussion of risk factors in our 2005 Form 10-K. After we entered into the Merger Agreement, that volatility continued, as shown in the "Market Price Of Common Stock And Dividend Information" section of our Proxy Statement. IGE's competing takeover proposal at $20.00 per share, which we received on August 4, 2006 and which we need time to evaluate further, may lead to even greater stock price volatility and market speculation that is not within our control.

Furthermore, under certain circumstances IGE's proposal could ultimately lead to our liability to RAHI for a topping fee of approximately $7.9 million under the Merger Agreement. For example, if prior to a shareholder vote on the Merger, we accept or support IGE's competing takeover proposal or withdraw our support for the Merger, then we will be liable to RAHI for the topping fee. Also, if our shareholders reject the Merger at a time when IGE's competing takeover proposal has not been withdrawn and within 12 months thereafter we enter into another agreement to consummate a takeover proposal, we will be liable to RAHI for the topping fee.

   Recent Market Perceptions About Our Prospects Make It Particularly Difficult
             For Us To Replace Any Key Personnel If We Lose Them.

As explained in our discussion of risk factors in our 2005 Form 10-K, the shortage of skilled management-level employees in the gaming industry, combined with our relatively limited financial and marketing resources, competitive position and market perceptions about our future prospects, makes it generally difficult for us to attract and retain qualified executives and other key personnel. More recent market perceptions about our prospects if shareholders approve the Merger or if they do not approve it, or if we proceed with IGE's competing takeover proposal, or if the Merger is not consummated for any other reason, would likely add to our difficulties in finding suitable replacements if we lose the services of any of our executives or other key personnel.

Item 6.  Exhibits.

         See list of exhibits on page 30.

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


                                          RIVIERA HOLDINGS CORPORATION


                                          By:/s/ William L. Westerman
                                          William L. Westerman
                                          Chairman of the Board and
                                          Chief Executive Officer

                                          By: /s/ Mark Lefever
                                          Mark Lefever
                                          Treasurer and
                                          Chief Financial Officer


                                          Date: August 7, 2006

                            Exhibits



Exhibits:

10.1* Agreement and Plan of Merger, dated April 5, 2006, among Riv Acquisition Holdings Inc., Riv Acquisition Inc. and the Company
         (see Appendix A to revised definitive proxy materials on Schedule 14A filed on July 3, 2006, Commission File No. 0-21430).

10.2* Escrow Agreement, dated April 5, 2006, among Riv Acquisition Holdings Inc., the Company and Wilmington Trust Company (see Appendix A to revised definitive proxy materials on Schedule 14A filed on July 3, 2006, Commission File No. 0-21430).

10.3(A)  Employment Agreement between the Company and Mark B. Lefever.

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

(A) Management contract or compensatory plan or arrangement.