Form 10-Q
period 2006-09-30
RIVIERA HOLDINGS CORP
filed 2006-11-06
CIK 899647

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2006
                               ------------------------------------------------
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------

                                 Commission file number 000-21430
                                  ----------------------------

                           Riviera Holdings Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                88-0296885
----------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                89109
----------------------------------------------------- --------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
  including area code                                (702) 794-9527
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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

As of November 1, 2006, there were 12,463,755 shares of Common Stock, $.001 par value per share, outstanding.

              RIVIERA HOLDINGS CORPORATION

                        INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2006
and December 31, 2005                                                        3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months Ended September 30, 2006 and 2005                      4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Nine Months Ended September 30, 2006 and 2005                                5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         24

Item 4.   Controls and Procedures                                           25

PART II.  OTHER INFORMATION                                                 25

Item 1.  Legal Proceedings                                                  25

Item 1A.   Risk Factors                                                     26

Item 4.   Submission of Matters to a Vote of Security Holders               26

Item 6.  Exhibits                                                           27

Signature Page                                                              28

Exhibits                                                                    29

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


The accompanying unaudited Condensed Consolidated Financial Statements of Riviera Holdings Corporation have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States. The results from the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results.


The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS   (unaudited)
(In thousands, except share amounts)                September 30   December 31
-----------------------------------------------------------------------------
                                                        2006           2005
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $ 31,576       $ 20,571
   Accounts receivable, net of
        allowance of $1,317 and $1,225                  3,331          3,544
   Inventories                                          1,956          2,485
   Prepaid expenses and other assets                    4,415          4,197
                                                --------------   ------------
       Total current assets                            41,278         30,797

PROPERTY AND EQUIPMENT, Net                           172,506        171,130
OTHER ASSETS, Net                                       6,128          7,396
DEFERRED INCOME TAXES, net of
       valuation allowance of $17,081                   2,446          2,446
                                                --------------   ------------
TOTAL                                               $ 222,358      $ 211,769
                                                ==============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt                    $ 868          $ 824
   Current portion of obligation to officers            1,000          1,000
   Accounts payable                                     8,509         10,133
   Accrued interest                                     6,974          1,087
   Accrued expenses                                    13,543         12,261
                                                --------------   ------------
     Total current liabilities                         30,894         25,305
                                                --------------   ------------
 OBLIGATIONS TO OFFICERS - Net of current portion       2,351          3,126
                                                --------------   ------------
 OTHER LONG-TERM LIABILITIES                            4,000              0
                                                --------------   ------------
 LONG-TERM DEBT - Net of current portion              214,270        214,607
                                                --------------   ------------

COMMITMENTS & CONTINGENCIES (Note 6)

SHAREHOLDERS'  DEFICIENCY:
Common stock ($.001 par value; 60,000,000
  shares authorized;  17,131,824 and
  17,082,324 shares issued at September 30,
  2006 and  December 31, 2005, respectively)               17             17
Additional paid-in capital                             17,941         17,301
Treasury stock (4,762,393 and 4,859,091
   shares at September 30, 2006 and December 31,
   2005, respectively)                                (9,841)       (10,047)
Accumulated Deficit                                  (37,274)       (38,540)
                                                --------------   ------------
      Total shareholders' deficiency                  (29,157)       (31,269)
                                                --------------   ------------
TOTAL                                               $ 222,358      $ 211,769
                                                ==============   ============

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS (unaudited) FOR THE THREE
AND NINE MONTHS ENDED  SEPTEMBER 30,
2006 AND 2005                              Three Months Ended  Nine Months Ended
(In thousands, except per share  amounts)    September 30,        September 30,
--------------------------------------------------------------------------------
REVENUES:                                   2006      2005      2006     2005
  Casino                                 $ 28,262  $ 26,695  $ 85,206  $ 82,755
  Rooms                                    13,996    12,872    43,085    40,067
  Food and beverage                         8,110     8,434    25,754    26,645
  Entertainment                             3,625     4,470    11,166    13,582
  Other                                     1,534     2,219     4,970     6,504
                                         --------- --------- --------- ---------
            Total revenues                 55,527    54,690   170,181   169,553
   Less - promotional allowances           (5,178)   (4,353)  (15,706)  (13,495)
                                         --------- --------- --------- ---------
            Net revenues                   50,349    50,337   154,475   156,058
                                         --------- --------- --------- ---------

COSTS AND EXPENSES:
 Direct costs and expenses of operating
       departments:
    Casino                                 14,457    13,816    43,499    42,676
    Rooms                                   7,003     7,056    20,687    20,810
    Food and beverage                       6,222     6,354    18,709    18,988
    Entertainment                           2,426     3,295     7,861    10,490
    Other                                     338       774     1,137     2,267
Other operating expenses:
    General and administrative:
        Equity compensation                   183       222       589     1,207
        Other general and administrative   10,133     9,386    30,134    28,978
    Mergers, acquisitions and development
          costs, net                          281       126     1,159      (376)
    Sarbanes-Oxley Act expenses               283       371       558       641
    Asset impairment                            0         0        16       198
    Depreciation and amortization           3,035     3,617     9,454    10,495
                                         --------- --------- --------- ---------
            Total costs and expenses       44,361    45,017   133,803   136,374
                                         --------- --------- --------- ---------
INCOME FROM OPERATIONS                      5,988     5,320    20,672    19,684
                                         --------- --------- --------- ---------
     Interest expense, net                 (6,420)   (6,593)  (19,406)  (19,822)
                                         --------- --------- --------- ---------
INCOME(LOSS) BEFORE PROVISION
      FOR INCOME TAXES                       (432)   (1,273)    1,266      (138)
PROVISION FOR INCOME TAXES                      0         0         0         0
                                         --------- --------- --------- ---------
NET  INCOME (LOSS)                         $ (432) $ (1,273)  $ 1,266    $ (138)
                                         ========= ========= ========= =========

INCOME (LOSS) PER SHARE DATA:
Income (Loss) per share:
   Basic                                  $ (0.04)  $ (0.11)   $ 0.10  $ (0.01)
                                         --------- --------- --------- --------
   Diluted                                $ (0.04)  $ (0.11)   $ 0.10  $ (0.01)
                                         --------- --------- --------- --------
Weighted-average common shares
     outstanding                           12,170    11,848    12,122   11,795
                                         --------- --------- --------- --------
Weighted-average common and common
     equivalent shares                     12,170    11,848    12,374   11,795
                                         --------- --------- --------- --------

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005       Nine Months Ended
(in thousands)                                                 September 30,
                                                            2006        2005
                                                          ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $1,266       ($138)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation  and amortization                           9,454      10,495
    Provision for bad debts                                    305         172
    Stock Based Compensation - Restricted Stock                547       1,207
    Stock Based Compensation - Stock Options                    42
    Asset Impairment                                            16         198
    Amortization of deferred loan fees                       1,507       1,502
    Increase in accrued interest                             5,887       5,905
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable               (93)         30
      Decrease (increase) in inventories                       529        (310)
      Increase in prepaid expenses
          and other assets                                    (218)       (329)
      Decrease in accounts payable                          (1,980)       (812)
      Increase (decrease) in accrued liabilities             1,282      (1,592)
      Increase in deferred compensation plan liability          (2)        (48)
      Decrease in non-qualified pension plan obligation
          to CEO upon retirement                              (750)       (750)
                                                          ---------  ----------
       Net cash provided by operating activities            17,792      15,530
                                                          ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas, Nevada             (3,695)     (4,294)
      Capital expenditures - Black Hawk, Colorado           (2,779)     (3,025)
      Capitalized interest on construction projects              0          59
      Decrease in other assets                                  27          38
                                                          ---------  ----------
       Net cash used in investing activities                (6,447)     (7,222)
                                                          ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term borrowings                        (597)     (1,212)
      Proceeds from exercise of stock options                  257         377
                                                          ---------  ----------
        Net cash used in financing activities                 (340)       (835)
                                                          ---------  ----------

INCREASE IN CASH AND CASH EQUIVALENTS                       11,005       7,473
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            $ 20,571    $ 18,886
                                                          ---------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 31,576    $ 26,359
                                                          =========  ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property and equipment acquired with debt and
         accounts payable                                    $ 356        $ 31

  Cash paid for interest                                  $ 12,390    $ 12,557
  Non-cash item Main Street expansion Black Hawk to
        be financed by SID bonds                           $ 4,000
  Distribution of deferred compensation treasury shares      $ 206       $ 412

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

Earnings Per Share

Basic per-share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. 427,200, 462,323 and 459,316 potentially dilutive options and nonvested restricted shares have been excluded from the calculations for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2005, repectively, as their effect would have been antidilutive since the Company incurred a loss. There were 24,000 new potentially dilutive options excluded from the calculation for the nine months ended September 30, 2006.

Income Taxes

The income tax provision for the nine months ended September 30, 2006 was fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. The estimates used to determine the remaining valuation allowance are based upon recent operating results and budgets for future operating results. Remaining deferred tax assets are net of a valuation allowance that reduces the asset to amounts that approximate AMT credits that have no expiration. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate.

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we make include useful lives for depreciable and amortizable assets, certain accrued liabilities and the allowances for receivables and deferred tax assets. Actual results may differ from estimates.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No.123(R), using the modified prospective application. Accordingly, prior amounts have not been restated. In the first quarter of 2006, our adoption of SFAS No. 123 (R) resulted in no incremental stock-based compensation expense, as we had no non-vested options outstanding at January 1, 2006.

As of September 30, 2006, we had outstanding options under three stock option plans. Prior to January 1, 2006 we had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under our 2005 Non-Qualified Stock Option Plan for Non-Employee Directors (the "Directors Plan") we granted options for 24,000 shares to our non-employee directors on May 22, 2006 at an exercise price of $21.60 per share. For the three and nine months ended September 30, 2006 approximately $29,000 and $42,000 of compensation expense was recognized on the new options granted and is recorded as a component of general and administrative expenses.

The following table details the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in 2005 based on the fair value method under SFAS No. 123 (R) (in thousands, except per share amounts):

                                           Three months ended  Nine months ended
                                                September 30,      September 30,
                                                   2005               2005
Net loss                                         $ (1,273)          $ (138)
Less: Total stock-based employee compensation
  expense determined under fair value-based
  methods for awards net of related tax effects       (11)             (33)
Net loss pro forma                               $ (1,284)      $     (171)

Basic loss per common share as reported        $   (0.10)       $    (0.01)
Basic loss per common share pro forma          $   (0.11)       $    (0.01)
Diluted loss per common and common
  share equivalent as reported                 $   (0.10)       $    (0.01)
Diluted loss per common and common share
  equivalent pro forma                         $   (0.11)       $    (0.01)

We estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 0%; expected volatility of 52%; risk-free interest rate of 4.49%; and expected lives of 10 years. All options outstanding as of December 31, 2005 were vested. During the nine months ended September 30, 2006, 24,000 options were granted to non-employee directors.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Condensed Consolidated Financial Statements.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial. Statements". SAB 108 clarifies how companies should quantify financial statement misstatements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We do not believe the adoption of SAB 108 will have a material impact on our results of operations, financial position or cash flows.

2. OTHER ASSETS

Other assets at September 30, 2006 and December 31, 2005 include deferred loan fees of approximately $5.0 million and $6.2 million respectively, associated with the refinancing of our debt in 2002.

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

Effective July 26, 2002, we entered into a $30 million, five-year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR-derived rate. There were no advances outstanding on this revolver at September 30, 2006. We incurred loan fees of approximately $1.5 million in 2002, which are being expensed over the life of the arrangement. A 0.5 percent annual fee is payable in monthly installments on the unused portions of the revolver plus a $3,000 monthly service fee.

4. STOCK REPURCHASES

There were no shares of our common stock purchased by our Deferred Compensation Plan for the nine months ended September 30, 2006 or 2005. The Deferred Compensation Plan distributed to participants 96,698 and 187,983 shares for the nine months ended September 30, 2006 and 2005, respectively.

5. SHARED-BASED PAYMENTS

Effective March 10, 2005, we approved and authorized the grant of 337,500 shares of common stock under our Restricted Stock Plan to 19 executives at no cost to them, subject to their execution of appropriate acceptances. We granted those shares in substitution for stock options that we attempted to grant on July 15, 1993 under our 1993 Employee Stock Option Plan (the "1993 Option Plan"). The 1993 Option Plan expired on July 1, 2003, rendering those options null and void. This grant of common stock was intended to compensate those executives for the options that we had attempted to grant. These shares are subject to a five-year vesting schedule, vesting 20% each March 10, commencing March 10, 2006. We are amortizing the $4,584,000 fair market value of those shares, net of retirements in 2005, over the vesting period of 60 months on a straight-line basis. Of the total shares granted, 54,300 shares vested during the nine month period ended September 30, 2006 and $506,000 was charged to expense in the first nine months of 2006 and is recorded as a component of general and adminstrative expenses. During the nine-month period ended September 30, 2006, 48,000 of those shares were forfeited. As of September 30, 2006, we have 169,200 nonvested Restricted Stock Plan shares for those executives outstanding and $1,950,000 remaining of related expense to be recognized. These shares immediately vest upon death, disability, retirement at age 62, termination of employment by the Company other than for cause, or in the event of a change in control of the Company.

Effective May 17, 2005, we approved and authorized the grant of 30,000 shares of common stock to four non-employee directors at no cost to them. We granted those shares in substitution for stock options that we attempted to grant on April 19 and May 10, 2004 under our 1996 Non-Qualified Stock Option Plan (the "1996 Option Plan"). The 1996 Option Plan expired on July 1, 2003, rendering those options null and void. This grant of common stock was intended to compensate those directors for the options that we had attempted to grant. The shares are subject to a five-year vesting schedule, vesting 20% each May 17, commencing May 17, 2006. We are amortizing the $567,000 fair market value of those shares over the vesting period of 60 months on a straight-line basis. Of the total shares granted, 6,000 shares vested during the nine-month period ended September 30, 2006 and $41,000 was charged to expense in the first nine months of 2006 and is recorded as a component of general and adminstrative expenses. As of September 30, 2006, 24,000 of those shares are nonvested and outstanding and $436,000 remains to be charged to expense. These shares immediately vest upon death, disability, retirement at age 62, change in control of the Company or any other termination of directorship status, except resignation prior to reaching age 62 or declining to stand for reelection prior to reaching age 62 which would result in forfeiture of the non-vested shares.

At September 30, 2006, we had two active stock option plans and two expired stock option plans, which are described below. Options granted and vested prior to the adoption of SFAS No. 123(R) on January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25. Under the 1993 Option Plan, we were authorized to grant options to employees for up to one million shares of common stock. Under the 1996 Option Plan, we were authorized to grant options to non-employee directors for up to 150,000 shares of our stock. Under these plans, the exercise price of each option equaled the market price of our stock on the date of grant (110% of market value in the case of an incentive option granted to an owner of more than 10% of our stock) and an option's maximum term was 10 years (5 years in the case of an incentive option granted to a an owner of more than 10% of our stock). Under the 1993 Option Plan, options vest 25% on the date of grant and 25% each subsequent year. All options have become vested under the 1996 Option Plan. Although the 1993 Option Plan and 1996 Option Plan have expired, some options granted under these plans remain outstanding.

Effective May 17, 2005, we implemented two new stock option plans and reserved a total of 1,150,000 shares for options issuable under the plans. We allocated 150,000 shares to the Directors Plan . We will grant options for 6,000 shares to each non-employee director on each anniversary of the effective date of the Directors Plan. Also, we will grant options for 6,000 shares to each person who becomes a non-employee director after May 17, 2005. The option exercise price will be the closing market price of our stock on the date of the option grant. The options will vest over five years at 20% per year, commencing on the first anniversary of the grant. The non-employee directors were granted 24,000 shares on May 22, 2006 at an exercise price of $21.60. The grant date fair value of the options was $14.32 per share and as of September 30, 2006 we had $216,000 remaining to be amortized over five years on a straight-line basis. We estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 4.87%; a forfetiture rate of 25% and expected lives of 6.25 years.

Also, we allocated one million shares to our 2005 Incentive Stock Option Plan for our officers and key employees. Our Stock Option Committee has discretion as to whom those options will be granted and the number of shares to be allocated to each option grant. The option exercise price will be the closing market price of our stock (110% of market value in the case of an incentive option granted to an owner of more than 10% of our stock) on the date of the option grant. Generally, options granted under this plan will vest over four years, with 20% vesting on the date of grant, and an additional 20% on each anniversary of the grant.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $1,614,000. No options were exercised during the three months ended September 30, 2006. The following table summarizes information about options outstanding as of September 30, 2006.

The activities of all stock option plans are as follows:

                                                       Weighted Average Aggregate
                                   Shares  Share Exercise Remaining     Intrinsic
                                               Price       Life            Value

Outstanding, December 31, 2005    310,500     $ 2.44
  Exercised                       (37,500)    $ 3.07
  Expired                          (3,000)    $ 2.45
                                 ---------
Outstanding, March 31, 2006       270,000     $ 2.35
  Issued                           24,000     $21.60
  Exercised                       (60,000)    $ 2.36
  Expired                            -
                                 ---------
Outstanding, June 30, 2006        234,000     $ 4.33

No Activity
                                 ---------
Outstanding, September 30, 2006   234,000     $ 4.33
                                 =========
Exercisable September 30, 2006    210,000     $ 2.35    4.66 years   $4,290,300
                                 =========

6. COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

Approximately 60 officers and significant employees (excluding Mr. Westerman and Mr. Vannucci) have salary continuation agreements effective through December 31, 2006, under which they will be entitled to receive (1) either six months' or one year's base salary if their employment is terminated, without cause, within 12 or 24 months of a change of control of the Company; and (2) group health insurance for periods of either one or two years. The base salary payments would be made in bi-weekly installments, subject to the employee's duty to mitigate by making best efforts to find other employment. In addition, one officer and one significant employee have salary continuation agreements effective through December 31, 2006, under which each of them would be entitled to receive two years' base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company. These two salary continuation agreements are not subject to a duty to mitigate. As of September 30, 2006, the total amount that would be payable under all such agreements if all payment obligations were to be paid was approximately $5.8 million.

Legal Proceedings

On June 19, 2006, a complaint (the "Consolidated Complaint") captioned "In Re Riviera Holdings Corporation Shareholders' Litigation" was filed against RHC and its directors in the District Court of Clark County, Nevada (the "Court") (Case No. A520100), as a consolidation of four class action complaints previously filed (the "Prior Complaints"). The Consolidated Complaint was filed pursuant to a Stipulation and Pretrial Order entered by the Court, and was substantially similar to the Prior Complaints. The plaintiffs requested the Court to do the following, among other things: (i) declare that the case is maintainable as a class action; (ii) declare that the Agreement and Plan of Merger, dated April 5, 2006 (the "Merger Agreement"), among Riv Acquisition Holdings Inc. ("RAHI"), Riv Acquisition Inc. and RHC is unlawful; (iii) enjoin consummation of the merger contemplated by the Merger Agreement "unless and until ...[RHC] adopts and implements a procedure or process to obtain the highest possible price for shareholders"; (iv) direct the defendants to disclose all material information before seeking shareholder approval of "any acquisition;" and (v) impose a constructive trust, in favor of the plaintiffs, on any benefits improperly received by the defendants. On August 29, 2006, our stockholders disapproved the Merger Agreement and we terminated it. As a result, the parties to the Consolidated Complaint agreed to extend the deadline to file a motion to dismiss from September 1, 2006 to March 1, 2007. The parties further agreed that any opposition to the motion to dismiss is to be filed within 45 days of the filing of any motion to dismiss, with any reply to be filed within 20 days of the filing of the opposition. We believe the allegations in the Consolidated Complaint and the Prior Complaints are without merit.

We are also a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Main Street Extension in Black Hawk

On June 29, 2006, the Main Street extension opened in Black Hawk, Colorado. We are obligated, based on the Fourth Addendum to Subdivision Agreement with the City of Black Hawk and the Main Street Cost Allocation Study, to pay 21.45% of the cost of the project, once the City of Black Hawk has finalized the costs. Our estimated share of the cost will be at least $4 million, which we have capitalized as a land improvement and recorded as a long-term liability. Once the cost related to the Main Street Expansion is finalized, the obligation will be funded through long-term Special Improvement District Bonds issued by the City of Black Hawk, not to exceed $5 million.

Topping Fee Related to the Merger Agreement

Under the Merger Agreement, we agreed to pay Riv Acquisition Holdings Inc. ("RAHI") a "Topping Fee" of approximately $7.9 million if: (i) the Merger Agreement is terminated because our shareholders did not approve it; (ii) prior to such termination, a competing "Takeover Proposal" (which includes a proposal for the acquisition of 30% or more of the Company's assets or more than 30% of the outstanding stock of RHC or any RHC subsidiary or for the acquisition of RHC or any RHC subsidiary through a merger or other business combination) had been announced and had not been withdrawn; and (iii) within 12 months after such termination, we enter into a definitive agreement with a third party with respect to the consummation of a Takeover Proposal or any such Takeover Proposal is consummated.

On August 8, 2006, we announced that we had received a competing proposal to acquire all of RHC's outstanding stock through a merger. Prior to our termination of the Merger Agreement on August 29, 2006 due to disapproval by our shareholders, the competing proposal had not been withdrawn. (Thereafter, our board of directors rejected the proposal.)

Guarantor Information

The 11% Notes and the $30 million revolving credit agreement are guaranteed by all of our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. Our unrestricted subsidiaries, which have no operations and do not significantly contribute to our financial position or results of operations, are not guarantors of the 11% Notes or the revolving credit arrangement.

                                         Three months ended    Nine months ended
                                            September 30,        September 30,
(Dollars in thousands)                    2006     2005         2006    2005
                                       ---------- ---------  ---------- ---------
Net revenues:
         Riviera Las Vegas               $36,887   $37,143    $114,975  $116,991
         Riviera Black Hawk               13,462    13,194      39,500    39,067
                                       ---------- ---------  ---------- ---------
             Total net revenues         $ 50,349  $ 50,337   $ 154,475   156,058
                                       ========== =========  ========== =========

Property EBITDA (1):
         Riviera Las Vegas                $5,712    $5,790     $22,529   $22,259
         Riviera Black Hawk                4,870     4,721      12,774    12,748
                                       ---------- ---------  ---------- ---------
              Total property EBITDA      $10,582   $10,511     $35,303   $35,007
                                       ========== =========  ========== =========

Other Costs and Expenses
         Corporate Expenses
              Equity based compensation      183       222         589     1,207
              Other corporate expenses       812       855       2,855     3,158
         Depreciation and amortization     3,035     3,617       9,454    10,495
         Mergers, acquisitions and
                 development costs, net      281       126       1,159      (376)
         Sarbanes-Oxley Act expenses         283       371         558       641
         Asset impairment                      -         -          16       198
         Interest Expense, net             6,420     6,593      19,406    19,822

                                       ---------- ---------  ---------- ---------
               Total Other Costs
                    and Expenses          11,014    11,784      34,037    35,145
                                       ---------- ---------  ---------- ---------
               Net Income (loss)         $ (432)  $ (1,273)    $ 1,266    $ (138)
                                       ========== =========  ========== =========

(1)Property EBITDA consists of earnings before interest, income taxes, depreciation and amortization. Property EBITDA is presented solely as a supplemental disclosure because we believe that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. We use property EBITDA as the primary measure of our business segments' performance, including the evaluation of operating personnel. Property EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA. Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do. A reconcillation of property EBITDA to net income
(loss) is presented above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Developments

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Colorado ("Riviera Black Hawk").

Our capital expenditures for Riviera Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions as well as coinless ticket-in ticket-out ("TITO") slot machines. At September 30, 2006, approximately 782, or 75.6%, of our slot machines in Las Vegas were on the TITO system.

In Black Hawk, the $5 maximum bet restricts table games to a minimum, and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to update our slot product and remain competitive to the market. As of September 30, 2006, approximately 810, or 87%, of our slot machines in Black Hawk were on the TITO system and we plan to have 100% of the slot machines on the TITO system by the end of the year.

On June 29, 2006 the Main Street extension opened in Black Hawk, which we expect to provide increased traffic directly past our casino. We are obligated, based on the Fourth Addendum to Subdivision Agreement with the City of Black Hawk and the Main Street Cost Allocation Study, to pay 21.45% of the cost of the project, once the costs are finalized. Our estimated share of the cost will be at least $4 million, which we have capitalized as a land improvement, a non-depreciable asset.

On April 5, 2006, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Riv Acquisition Holdings Inc. ("RAHI"), a company owned by a private investment group comprised principally of four real estate developers and investors. Consummation of the merger as contemplated by the Merger Agreement would have resulted in our shareholders receiving $17 in cash for each share of Riviera Holdings Corporation common stock ("Common Stock") they held. On August 29, 2006, our shareholders disapproved the Merger Agreement and we terminated it.

Under the Merger Agreement, we agreed to pay RAHI a "Topping Fee" of approximately $7.9 million if: (i) the Merger Agreement is terminated because our shareholders did not approve it; (ii) prior to such termination, a competing "Takeover Proposal" (which includes a proposal for the acquisition of 30% or more of our assets or more than 30% of our outstanding Common Stock or the stock of any of our subsidiaries or for the acquisition of us or any of our subsidiaries through a merger or other business combination) had been announced and had not been withdrawn; and (iii) within 12 months after such termination, we enter into a definitive agreement with a third party with respect to the consummation of a Takeover Proposal or any Takeover Proposal is consummated.

On August 8, 2006, we announced that we received an unsolicited, competing takeover proposal from International Gaming & Entertainment, LLC ("IGE"), under which IGE offered to acquire all of our outstanding Common Stock for $20 per share on substantially the same terms and conditions set forth in the Merger Agreement.

Prior to our termination of the Merger Agreement on August 29, 2006 due to disapproval by our shareholders, IGE's takeover proposal had not been withdrawn. On September 6, 2006, we announced that our board of directors had terminated its consideration of IGE's takeover proposal.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.

                                        Third Quarter    Incr      Incr
(In Thousands)                        2006      2005    (Decr)    (Decr)%
Net revenues
   Riviera Las Vegas                 $36,887   $37,143  $(256)    -0.7%
   Riviera Black Hawk                 13,462    13,194    268      2.0%
                                     -------    ------   -----
      Total Net Revenues             $50,349   $50,337    $12     -0.0%

Income from Operations
   Riviera Las Vegas                  $4,026    $3,797   $229       6.0%
   Riviera Black Hawk                  3,521     3,097    424      13.7%
                                      ------    ------
   Property Income from Operations     7,547     6,894    653       9.5%
   Corporate Expenses
         Equity-Based Compensation
            Restricted Stock            (183)    (222)   (39)     -17.6%
         Other Corporate Expenses       (812)    (855)   (43)      -5.0%
   Mergers Acquisitions and
            Development Costs, net      (281)    (126)   155      123.0%
   Sarbanes-Oxley Act Expenses          (283)    (371)   (88)     -23.7%
                                      -------   ------   ----
       Total Income from Operations   $5,988   $5,320  $ 668       12.6%

Operating Margins (1)
   Riviera Las Vegas                   10.9%    10.2%  0.7%
   Riviera Black Hawk                  26.2%    23.5%  2.7%

 (1) Operating margins represent income from operations as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues decreased $256,000 or 0.7% in the third quarter 2006 compared to the same period last year.

           Casino revenues increased $1.1 million or 7.5% from $ 14.1 million in 2005 to $15.2 million in 2006 due primarily to an increase in slot volumes, driven by a change in casino marketing to direct marketing of hotel rooms to slot players and an increased casino customer mix in the hotel in the current quarter primarily from the Westward Ho marketing arrangement. Additionally, the increased slot revenue is a result of an increase in slot hold percentage, with increasing popularity of the new lower denomination slot machines.

         Room revenue increased $1.1 million, or 8.7%, from $12.9 million in 2005 to $14.0 million in 2006 due primarily to an increase in slot player complimentary room revenue. Hotel occupancy increased to 94.9%, up from last year's 93.8% and the average daily room rate increased $5.11 from $69.17 in 2005 to $74.28 in 2006. Rev Par (revenue per available room) increased 8.7% or $5.64 to $70.52 for the three months ended September 30, 2006.

         Food and beverage revenue decreased $186,000, or 2.7%, from $7.0 million in 2005 to $6.8 million in 2006 primarily due to decreased covers in our dinner buffet, which was changed to BB's Prime Rib and BBQ early this year. In September 2006 the dinner buffet replaced BB's Prime Rib and BBQ.

         Entertainment revenue decreased $843,000, or 18.9%, from $4.5 million in 2005 to $3.6 million in 2006 primarily due to lower ticket sales for Splash and other entertainment venues. Splash closed on September 30, 2006 and we are in negotiations to replace the show.

         Other revenues decreased $587,000, or 29.7%, from $2.0 million in 2005 to $1.4 million in 2006 primarily due to the lease of gift shops to ABC Stores, which replaced our own gift shops, and lower telephone revenue. The gift shop lease began in February 2006 and lease payments are recorded as rental income.

         Promotional allowances increased by approximately $828,000, or 25.1%, from $3.3 million during 2005 to $4.1 million during 2006 primarily due to increases in the number of complimentary rooms related to the increase in direct marketing for the casino.

Costs and Expenses

         Casino expenses increased $467,000, or 5.8% due to the increase in complimentary rooms provided to the casino. The cost of complimentary rooms is charged to the casino as an expense.

         Entertainment departmental costs and expenses decreased by $873,000, or 26.6% in the quarter, primarily due to lower ticket sales, which resulted in reduced payments to producers and other cost reductions for other entertainment venues. Splash closed on September 30, 2006 and we are in negotiations to replace the show.

         Other departmental expenses decreased $436,000 as a result of the lease of the gift shops to ABC Stores, and the closing of our own gift shops mentioned above.

Income from Operations

         Income from operations in Las Vegas increased $229,000, or 6.0%, from $3.8 million in 2005 to $4.0 million in 2006 due principally to increased slot revenues and decreased in other expenses associated with the lease of gift shops being offset by an increase in energy costs and an unfavorable variance in general and administrative costs associated with a reversal of reserves related to incentive compensation in 2005. Depreciation decreased $265,000 as a result of FF&E associated with our Convention Center, which became fully depreciated in 2005.

Riviera Black Hawk

Revenues

         Net revenues increased $268,000 or 2.0% from $13.2 million in 2005 to $13.5 million in 2006. The increase in net revenues is primarily a result of a slight increase in our slot hold percentage. The increase in our hold percentage is a result of the increased volumes in the popular lower denomination machines. Food and beverage revenues were approximately $1.3 million in 2006, of which $1.1 million was complimentary (promotional allowance).

Income From Operations

         Income from operations at Riviera Black Hawk increased $424,000, or 13.7%, from $3.1 million in 2005 to $3.5 million in 2006, primarily due to the increase in slot revenue and a reduction in depreciation as a result of a large number of assets, mainly slot machines, which became fully depreciated at the end of 2005 and which have been subsequently replaced throughout 2006. Our operating margins increased from 23.5% in the third quarter of 2005 to 26.2% in the third quarter of 2006 as a result of the items discussed above.

Consolidated Operations

Mergers Acquisitions and Development Costs, net

         The increase in Mergers, Acquisitions and Development costs are related to the costs associated with the Merger Agreement, which was disapproved by our shareholders and was terminated in August of 2006.

Other Income (Expense)

     Corporate expenses decreased $43,000 or 5.0% from $855,000 in 2005 to $812,000 in 2006 as a result of reduced payroll and benefits.

Net Income (Loss)

     Net loss decreased $841,000 million from a net loss of $1.3 million in 2005 to net loss of $432,000 in 2006 due primarily to the factors described above, reduced expenses in 2006 associated with compliance with the Sarbanes-Oxley Act and increased interest income.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Operating Income includes intercompany management fees.

                                         Nine Months           Incr      Incr
      (In Thousands)                 2006          2005       (Decr)    (Decr)%

Net revenues
   Riviera Las Vegas               $114,975      $116,991     $(2,016)   -1.7%
   Riviera Black Hawk                39,500        39,067          433    1.1%
                                   --------      --------     --------
      Total Net Revenues           $154,475      $156,058     $(1,583)   -1.0%

Income from Operations
   Riviera Las Vegas                $17,235       $16,552        $683      4.1%
   Riviera Black Hawk                 8,614         7,960         654      8.2%
                                    -------       -------       -----
   Property Income from Operations   25,849        24,512       1,337      5.5%

   Corporate Expenses
       Equity-Based Compensation
              Restricted Stock        (589)       (1,207)       (618)    -51.2%
       Other Corporate Expenses     (2,855)       (3,158)       (303)    - 9.6%
   Mergers, Acquisitions and
              Development
              Costs, net            (1,159)           376      1,535     408.2%
   Asset Impairment                    (16)         (198)       (182)    -91.9%
   Sarbanes-Oxley Act Expenses        (558)         (641)        (83)    -12.9%
                                    -------       -------      ------
          Total Income from
                 Operations         $20,672       $19,684     $  988       5.0%

Operating Margins (1)
   Riviera Las Vegas                 15.0%         14.1%        0.9%
   Riviera Black Hawk                21.8%         20.4%        1.4%

 (1) Operating margins represent income from operations as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues decreased approximately $2.0 million, or 1.7%, from $117.0 million in 2005 to $115.0 million in 2006 due primarily to reduced retail, entertainment and food and beverage income.

         Slot revenue increased $1.3 million (3.8%) over the prior year due to increased coin-in brought about by an increase in marketing programs, which primarily provided complimentary hotel rooms to slot players primarily from the Westward Ho marketing arrangement. These programs replaced mass marketing promotions that provided free slot play to walk-in customers. Win per machine increased $22 to $126, as a result of the increase in slot revenues and the refurbishment of our casino floor and slot product. This on-going refurbishment has resulted in a reduction of our slot machine count and the removal of non-TITO slot machines, which have been an under-performing product for us. Table games revenue was down 8.3% due to lower volume of play and a lower hold percent, which has been offset by the increase in poker revenue of $524,000 over the prior year.

         Room revenue increased $3.0 million, or 7.5%, from $40.1 million in 2005 to $43.1 million in 2006 due to an increase in slot player complimentary room revenue and an overall increase in average room rate. Hotel occupancy decreased slightly to 94.0% from 94.4% and the average daily room rate increased $6.17 or 8.6% to $77.85 in 2006 from $71.68 in 2005. Rev Par (revenue per available room) increased 8.1% or $5.45 to $73.14.

         Food and beverage revenues decreased $674,000, or 3.0%, from $22.5 million in 2005 to $21.8 million in 2006, due to decreased covers due to the shift from a dinner buffet to BB's Prime Rib & BBQ restaurant. In September 2006, the dinner buffet replaced BB's Prime Rib and BBQ.

         Entertainment revenues decreased by approximately $2.4 million, or 17.7%, from $13.6 million during 2005 to $11.2 million during 2006 due primarily to a decrease in ticket sales associated with our Splash show and other entertainment venues. In addition, in 2005 the Riviera Las Vegas discontinued one show, which generated $1.2 million in revenue but provided no profit to us during the year. Splash closed on September 30, 2006.

         Other revenues decreased by approximately $1.5 million, or 24.8%, from $5.9 million in 2005 to $4.5 million in 2006 primarily due to the lease of the gift shops to ABC Stores, which began in February 2006, which replaced our own gift shops, and lower telephone revenue.

         Promotional allowances increased by approximately $2.3 million or 22.1%, from $10.2 million during 2005 to $12.5 million during 2006 primarily due to increases in complimentary room revenue as a result of an increase in complimentary room nights slot players and increased slot marketing activity.

Costs and Expenses

         Casino expenses increased $688,000 or 2.7% from $25.1 million in 2005 to $25.8 million in 2006 due to increased costs associated with our program for providing complimentary room nights for slot players. That program replaced a mass marketing promotion of free slot play for walk-in guests, which was recorded as a reduction of slot revenue, and increased volumes. The cost of complimentary rooms is charged to the casino as an expense.

         Entertainment costs decreased $2.6 million, or 25.2%, primarily due to lower ticket sales, which resulted in reduced payments to producers and other cost reductions for other entertainment venues as a result of a discontinued show in 2005, which generated $1.2 million in revenue but no profit for us during that year.

         Other departmental expenses decreased $1.1 million or 49.8% from $2.3 million in 2005 to $1.1 million in 2006 as a result of the lease of the gift shops to ABC Stores and the closing of our own gift shops mentioned above. The gift shop lease began in February 2006, and lease payments are recorded as rental income.

Income from Operations

         Income from operations in Las Vegas increased $683,000 or 4.1%, from $16.6 million in 2005 to $17.2 million in 2006 due to increased slot revenue, and lower expenses in entertainment as discussed above. Depreciation decreased $461,000 or 6.4% from $7.2 million in 2005 to $6.8 million in 2006 due to FF&E related to our Convention Center, which became fully depreciated in 2005. Operating margins in Las Vegas increased from 14.1% in 2005 to 15.0% in 2006 as a result of the factors described above.

Riviera Black Hawk

Revenues

         Net revenues increased by approximately $433,000, or 1.1%, from $39.1 million in 2005 to $39.5 million in 2006. Casino revenues increased $691,000, or 1.8%, from $37.6 million in 2005 and $38.3 million in 2006. The increase in casino revenues resulted primarily from an increase in the slot hold percentage to 5.7% from 5.4%. This was a result of increased volumes in the popular lower denomination games.

Income from Operations

           Income from operations in Black Hawk increased $654,000, or 8.2%, from $8.0 million in 2005 to $8.6 million in 2006 primarily as a result of the adverse effects of the rockslide that impacted 2005 revenues and the increase in the slot hold percentage in 2006. Operating margins in Black Hawk increased from 20.4% in 2005 to 21.8% in 2006 as a result the factors described above.

Consolidated Operations

Mergers, Acquisitions and Development Costs, Net

         The increase in Mergers, acquisitions and development costs, net, related to the costs associated with the Merger Agreement, which was disapproved by our shareholders in August of 2006. In addition, the total for 2005 includes the effect of a $1 million fee, which we received from a potential acquirer.

Interest Expense

     Interest expense decreased $180,000 due to reduced interest associated with equipment financing and obligation to officers, as most of our large equipment leases were completed as of March 2005. Interest expense on our $215 million Senior Secured 11% Notes (the "11% Notes") of $17.7 million plus related amortization of loan fees and other financing costs totaled approximately $19.4 million in 2006. Interest expense on equipment financing and obligations to officers totaled approximately $384,000 for the first nine months of 2006.

         Interest income increased $236,000 from $142,000 in 2005 to $378,000 in 2006 as a result of the higher cash balances available for investment and increased investment interest rates.

Net Income

            Net income increased $1.4 million from a net loss of $138,000 in 2005 to net income of $1.3 million in 2006 due primarily to improved operating results from both Las Vegas and Black Hawk, reduced equity-based compensation, and depreciation, offset by an unfavorable variance in mergers, acquisitions and development costs, net, as discussed above.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $31.6 million. Our cash and cash equivalents increased $11.0 million during the first nine months of 2006, as a result of $ 17.8 million of cash provided by operations, $ 6.4 million of cash outflow for investing activities and $ 340,000 outflow for financing activities. Our cash balances include amounts that could be required, upon five days' notice, to fund our pension obligation to our Chief Executive Officer ("CEO"), Mr. Westerman, in a rabbi trust. We continue to pay Mr. Westerman $250,000 per quarter from his pension plan. This does not limit his ability to give the five-day notice at any time. Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances we may be required to disburse approximately $3.3 million for this purpose in a short period. Therefore we have classified the payments over the next year as a short-term liability and the remainder as a long-term liability.

We believe that cash flow from operations, combined with the $31.6 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover our current debt service and enable investment in capital expenditures for both Riviera Las Vegas and Riviera Black Hawk.

On June 26, 2002, we secured debt in the principal amount of $215 million in the form of the 11% Notes with a maturity date of June 15, 2010. Interest on the 11% Notes is at the annual rate of 11%, paid semiannually on each June 15 and December 15. Our cash flow from operations is not expected to be sufficient to pay 100% of the principal of the 11% Notes at maturity. Accordingly, our ability to repay the 11% Notes at maturity will be dependent upon our ability to refinance the 11% Notes. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity. We may redeem the 11% Notes from time to time at a premium beginning at 105.5% this year and declining each subsequent June 15 to par in 2009.

The Indenture governing the 11% Notes (the "Note Indenture") provides that, in certain circumstances, we must offer to repurchase the 11% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, we would be unable to pay the principal amount of the 11% Notes without a refinancing or without redemption by the party who acquires control.

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

On July 26, 2002, we entered into a $30 million, five-year senior secured revolving credit facility. The credit facility is secured by substantially the same collateral that secures the 11% Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the 11% Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, we can obtain extensions of credit in the forms of cash and letters of credit. We are required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco as its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars plus 3.00%. However, the minimum interest rate we will be charged on outstanding cash advances is 4.50%. A 0.5% annual fee is charged in monthly installments on the unused portions of the revolver plus a $3,000 monthly service fee.

At September 30, 2006, we were in compliance with the covenants of the 11% Notes and the $30 million revolving credit facility.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our Form 10-K for the year ended December 31, 2005. For a further discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Forward-Looking Statements

Throughout this report we make "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and similar words as well as our acquisition, development and expansion plans, objectives or expectations and our liquidity projections. These forward-looking statements generally relate to our plans, objectives, prospects and expectations for future operations and results and are based upon what we consider to be reasonable future estimates. Although we believe that our plans, objectives, prospects and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we may not achieve or we may modify them from time to time. Furthermore, there is no assurance that any positive trends suggested or referred to in this report will continue. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

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

o    retirement or other loss of any of our senior officers;

o economic, competitive, demographic, business and other conditions in our local and regional markets;

o changes or developments in laws, regulations or taxes in the gaming industry;

o actions taken or not taken by third parties, such as our customers, suppliers, and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

o changes in our personnel or their compensation, including those resulting from changes in minimum wage requirements;

o our failure to obtain, delays in obtaining, or the loss of, any licenses, permits or approvals, including gaming and liquor licenses, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any of our licenses, permits or approvals on a timely basis;

o the loss of any of our casino, hotel or convention facilities due to terrorist acts, casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

o other adverse conditions, such as economic downturns, changes in general customer confidence or spending, increased transportation costs, travel concerns or weather-related factors, that may adversely affect the economy in general or the casino industry in particular;

o changes in our business strategy, capital improvements or development plans;

o the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts or terrorist attacks such as the attacks that occurred on September 11, 2001; and

o    other risk factors and uncertainties discussed elsewhere in this report.

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

As of September 30, 2006, we had $215.1 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 and capital leases maturing at various dates through 2009. Interest under the 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.5% to 5.8%. The borrowings also include $411,000 in a special improvement district ("SID") bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million, is payable over a ten-year period that began in 2000. The SID bonds bear interest at 5.5%. We are not susecptible to interest rate risk because our outstanding debt is at fixed rates. Our $30 million senior secured revolving credit facility is at prime plus three-quarters of one percent. As of September 30, 2006, we had no borrowing outstanding under our senior secured credit facility. The Main Street Expansion listed below will be funded through SID bonds issued by the City of Black Hawk.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in                                                                                  Fair Value
thousands)                     2006     2007      2008     2009        2010         Total    at 9/30/06

Long-Term Debt,
Including Current Portion

Equipment loans and
 capital leases - Las Vegas   $ 235     $ 751    $ 187      $ 54                    $ 1,227       $ 1,227

Average interest rate          5.8%      5.8%     5.8%      5.5%

11% Notes                                                           $ 215,000      $215,000     $ 226,288
Less unamortized Discount                                            $ (1,500)      $(1,500)     $ (1,500)

Average interest rate                                                   11.8%

SID Bonds -
 Black Hawk, Colorado           $ -     $ 129    $ 137     $ 145                      $ 411         $ 411

Average interest rate          5.5%      5.5%     5.5%      5.5%

Total long-term debt,
including current portions    $ 235     $ 880    $ 324     $ 199    $ 213,500     $215,138     $ 226,426

Other Long-Term Liabilities,
Including Current Portions

Main Street Expansion
   Black Hawk                $4,000                                                 $ 4,000       $ 4,000

CEO pension plan obligation    $250    $1,000   $1,000    $1,000        $ 100       $ 3,350       $ 3,350
                              11.8%     11.8%    11.8%     11.8%        11.8%
                             -------------------------------------------------  --------------------------
Total long-term obligations   $ 485    $5,880   $1,324    $1,199    $ 213,600      $222,488     $ 233,776
                             =================================================  ==========================

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

On June 19, 2006, a complaint (the "Consolidated Complaint") captioned "In Re Riviera Holdings Corporation Shareholders' Litigation" was filed against RHC and its directors in the District Court of Clark County, Nevada (the "Court") (Case No. A520100), as a consolidation of four class action complaints previously filed (the "Prior Complaints"). The Consolidated Complaint was filed pursuant to a Stipulation and Pretrial Order entered by the Court, and was substantially similar to the Prior Complaints. The plaintiffs requested the Court to do the following, among other things: (i) declare that the case is maintainable as a class action; (ii) declare that the Merger Agreement, is unlawful; (iii) enjoin consummation of the merger contemplated by the Merger Agreement "unless and until ...[RHC] adopts and implements a procedure or process to obtain the highest possible price for shareholders"; (iv) direct the defendants to disclose all material information before seeking shareholder approval of "any acquisition;" and (v) impose a constructive trust, in favor of the plaintiffs, on any benefits improperly received by the defendants. On August 29, 2006, our stockholders disapproved the Merger Agreement and we terminated it. As a result, the parties to the Consolidated Complaint agreed to extend the deadline to file a motion to dismiss from September 1, 2006 to March 1, 2007. The parties further agreed that any opposition to the motion to dismiss is to be filed within 45 days of the filing of any motion to dismiss, with any reply to be filed within 20 days of the filing of the opposition. We believe the allegations in the Consolidated Complaint and the Prior Complaints are without merit.

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

 Certain Transactions Or Events Could Make Us Liable For An Approximately $7.9
                          Million Topping Fee

Because our shareholders disapproved the Merger Agreement at a time when a competing takeover proposal had been announced and had not been withdrawn, we could be liable to RAHI for a Topping Fee of approximately $7.9 million if, within 12 months after the August 29, 2006 termination date of the Merger Agreement, we enter into a definitive agreement with a third party with respect to the consummation of a "Takeover Proposal" (as described below) or a Takeover Proposal is consummated. A Takeover Proposal includes a proposal for the acquisition of 30% or more of our assets or more than 30% of our outstanding Common Stock or the stock of any of our subsidiaries or for the acquisition of us or any of our subsidiaries through a merger or other business combination.

   Recent Market Perceptions About Our Prospects Make It Particularly Difficult For Us To Replace Any Key Personnel If We Lose Them.

As explained in our discussion of risk factors in our 2005 Form 10-K, the shortage of skilled management-level employees in the gaming industry, combined with our relatively limited financial and marketing resources, competitive position and market perceptions about our future prospects, makes it generally difficult for us to attract and retain qualified executives and other key personnel. More recent market perceptions about our prospects now that the Merger Agreement has been terminated would likely add to our difficulties in finding suitable replacements if we lose the services of any of our executives or other key personnel.

Item 4. Submission of Matters to a Vote of Security Holders.

         At our annual meeting of stockholders on August 8, 2006, stockholders elected our board of directors.

         The number of votes cast for each director nominee, the number of votes cast against or withheld, and the number of abstentions or broker non-votes were as follows:

                                          Against or     Abstentions or
                              For         Withheld      Broker Nonvotes
                            --------      ----------    --------------
William L. Westerman        6,689,620      3,687,169          -0-
Jeffrey A. Silver           6,404,400      3,972,389          -0-
Paul A. Harvey              7,354,652      3,022,137          -0-
Vincent L. DiVito           7,354,727      3,022,062          -0-
James N. Land, Jr.          7,432,424      2,944,365          -0-

         At a reconvening our annual meeting of stockholders on August 29, 2006 our stockholders disapproved the Merger Agreement. The number of votes cast for the Merger Agreement was 3,502,839, the number of votes cast against it was 5,664,431 and there were 71,862 abstentions or broker non-votes.

         Also at the August 29, 2006 reconvening of our annual meeting, the vote to approve an adjournment of the annual meeting, if necessary or appropriate, to solicit additional proxies if there were insufficient votes at the time of the annual meeting to approve the Merger Agreement was 3,623,633 for, 5,616,862 against and 469,153 abstentions or broker non-votes.

Item 6.  Exhibits.

         See list of exhibits on page 29.

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


                                      RIVIERA HOLDINGS CORPORATION


                                      By:/s/ William L. Westerman
                                      William L. Westerman
                                      Chairman of the Board and
                                      Chief Executive Officer

                                      By: /s/ Mark Lefever
                                      Mark Lefever
                                      Treasurer and
                                      Chief Financial Officer


                                      Date: November 3, 2006

                             Exhibits



Exhibits:

10.1(A)    Employment Agreement among Riviera Holdings Corporation, Riviera
              Operating Corporation and Robert A. Vannucci

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

(A) Management contract or compensatory plan or arrangement.