Form 10-K
period 2006-12-31
RIVIERA HOLDINGS CORP
filed 2007-03-12
CIK 899647

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

           (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
                                       OR

 [  ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                             to _____________
                               ---------------------------

                        Commission file number 000-21430
                          RIVIERA HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

        Nevada                                          88-0296885
----------------------                              -----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                              89109
---------------------------------------              -----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange on Which Registered
Common Stock, $.001 par value               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES         NO     X
    -------      ----------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  YES    NO   X
     ----   ----

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

            Large accelerated filer            Accelerated filer X
                                   -------                    -------
            Non-accelerated filer
                                  -------

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES    NO     X
                                                ----   --------

           Based on the closing sale price of the registrant's common stock on the American Stock Exchange on June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $228,167,000.

           As of February 23, 2007 the number of outstanding shares of the registrant's common stock was 12,463,755.


Documents incorporated by reference: Portions of the registrant's 2007 definitive annual meeting proxy statement on Schedule 14A (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Form 10-K.
       ====================================================================
                               Page 1 of 59 pages
                    Exhibit Index Appears on Page 51 hereof.

                   RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS

Item 1.   Business........................................................4
             General .....................................................4
             Riviera Las Vegas............................................4
             Riviera Black Hawk...........................................9
             Geographical Markets........................................10
             Competition.................................................11
             Employees and Labor Relations...............................13
             Regulation and Licensing....................................14
             Federal Registration........................................21

Item 1A. Risk Factors....................................................22

Item 2.   Properties.....................................................30

Item 3.   Legal Proceedings..............................................31

Item 4.   Submission of Matters to a Vote of Security Holders............31

Item 5.   Market for the Registrant's Common Equity,
          Related Stockholder Matters and Issuer
          Purchases of Equity Securities.................................31

Item 6.   Selected Financial Data........................................34

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation........................34
             Overall Outlook and Recent Developments.....................34
             Results of Operations.......................................35
             2006 Compared to 2005.......................................35
             2005 Compared to 2004.......................................37
             Liquidity and Capital Resources.............................38
             Critical Accounting Policies................................39
             Recently Issued Accounting Standards........................41
             Forward-Looking Statements..................................42

Item 7A. Qualitative and Quantitative Disclosure About Market Risk.......43

Item 8.   Financial Statements and Supplementary Data....................44

Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................44

Item 9A. Controls and Procedures.........................................44

Item 9B. Other Information...............................................45

Item 10.  Directors and Executive Officers of the Registrant.............45

Item 11.  Executive Compensation.........................................48

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters.................48

Item 13.  Certain Relationships and Related Transactions ................48

Item 14.  Principal Accountant Fees and Services.........................48

Item 15.  Exhibits and Financial Statement Schedules.....................48

         PART I

Item 1.    Business

General

           Riviera Holdings Corporation, a Nevada corporation (the "Company"), through its wholly owned subsidiary, Riviera Operating Corporation, owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") located on the Las Vegas Boulevard in Las Vegas, Nevada. Riviera Las Vegas opened in 1955, and has a long-standing reputation for delivering traditional Las Vegas-style gaming, entertainment and other amenities.

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

           The Company maintains an Internet website at www.rivierahotel.com and makes available on the website, free of charge, the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (the "SEC"). The Company has included its website address in this filing only as a textual reference. The information contained on that website is not incorporated by reference into this Annual Report on Form 10-K.

Riviera Las Vegas

General

           Riviera Las Vegas is located on the corner of Las Vegas Boulevard and Riviera Boulevard in Clark County, Nevada, across from Circus Circus. Riviera Las Vegas targets slot and mid-level table game customers and various convention groups with a focus on creating repeat customers and increasing our loyalty program membership. Key elements of this strategy includes offering a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with traditional Las Vegas shows, all at reasonable prices.

Gaming

           Riviera Las Vegas has 110,000 square feet of casino space. The casino currently has approximately 990 slot machines and 35 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) Poker, Three Card Poker, Let It Ride(R), 357 Poker, Texas Hold'em Bonus Poker and mini-baccarat. The casino also includes a poker room and a race and sports book.

           We continually update gaming operations at Riviera Las Vegas to respond to both changing market conditions and customer demand in an effort to attract new customers and encourage repeat customer business through player tracking and database management. We maintain a slot players club, through which members receive special promotions and targeted mailings. New and innovative slot and table games have been introduced based on customer feedback. We devote substantial time and attention to the type, location and player activity of all of our slot machines. We maintain a capital investment program for the upgrade of our slot machines and related equipment.

           Our current marketing programs are directed at mid-level gaming customers as opposed to high-stakes bettors. Mid-level gaming customers tend to provide us with a less volatile, more consistent gaming revenue stream. Consistent with our focus on mid-level gaming customers is our tendency to offer lower table game limits, stricter credit policies and more emphasis on slot machine play.

           During 2006, we continued a number of initiatives at Riviera Las Vegas to increase slot play, including the replacement of older slot machines with new machines utilizing ticket-in/ticket-out "TITO" technology and relocated our slot hosts to a more visable and accessible area to improve service and convenience to our customers. Slot hosts are our employees who interact with patrons as goodwill ambassadors to generate loyalty. Our strategy is to continue to increase slot play through marketing programs and other improvements, including (1) our ongoing slot upgrade program, (2) operation of our player tracking system, (3) addition of a new multi-tiered players club, called Club Riviera, (4) sponsorship of slot tournaments, (5) creation of promotional programs, and (6) "Penny Town". Penny Town is comprised primarily of penny and nickel slot machines, which is one of the most popular segments of the Las Vegas slot market.

Hotel

           Riviera Las Vegas' hotel is comprised of five towers with 2,075 guest rooms, including 177 suites, as follows:

                                                                        Latest
                                 Year     Std.                           Remodel
     Tower Description          Built     Rooms    Suites    Total        Year

     North Tower                 1955      379       11       390         2004
     South Tower                 1967      132       30       162         2004
     Monte Carlo                 1974      216       81       297         2005
     San Remo                    1977      241        6       247         2006
     Monaco                      1988      930       49       979         2004
                                         -----     ----     -----
          Total                          1,898     177       2,075
                                         =====     ===       =====

           Despite the significant increase in rooms on the Las Vegas Strip since 1997, we believe Riviera Las Vegas has attained room occupancy rates that are consistent with other properties on the Las Vegas Strip. From 1994 to 2000, the occupancy rate ranged from 95.2% to 98.2%, and was 91.5% for 2001, 89.6% for 2002, 92.2% for 2003, 92.6% for 2004, 92.6% for 2005 and 92.2% for 2006 (based on available rooms). The average occupancy rate through December 2006, citywide was 93.9% in 2006 according to the Las Vegas Convention and Visitors Authority (the "LVCVA").

Restaurants

           The quality, value and variety of food services are critical to attracting Las Vegas visitors. Riviera Las Vegas offers five bars, four restaurants and serves an average of approximately 4,500 meals per day, including banquets and room service. Riviera Las Vegas completely remodeled its buffet in 2001, upgrading the ambiance and food quality, and featuring cuisine from various countries as well as a carving station. In 2006, Kady's Coffee Shop was remolded with new carpet, chairs and flat panel tv's. The following outlines for each restaurant, the type of service provided and total seating capacity:

                                                                   Seating
Name                              Type                             Capacity

Kady's                            Coffee Shop                        290
Kristofer's                       Steak and Seafood                  162
Ristorante Italiano               Italian                            126
World's Fare Buffet               All-you-can-eat                    366
                                                                     ---
 Total                                                               944
                                                                     ===

           In addition, Riviera Las Vegas operates a snack bar and continental breakfast, and has a fast-food "food court" operated by a third party. The food court has 200 seats and several fast-food restaurants, including A&W/KFC Express, Pizza Hut Express(R), Quiznos(R) and La Salsa(R). Riviera Las Vegas has also contracted with a third party, who will own and operate The Banana Leaf, which is scheduled to open in the first quarter of 2007. Banana Leaf will serve breakfast, lunch and dinner, and will feature Asian cuisine.

Convention Center

           Riviera Las Vegas features 160,000 square feet of convention, meeting and banquet space. The convention center is one of the larger ones in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. Riviera Las Vegas hosted 290 conventions in 2006. The hotel currently has over 750,000 convention-related advance bookings of rooms through 2011, consisting of over 386,000 definite bookings and over 371,000 tentative bookings. In 2006 approximately 36% of the hotel's rooms were occupied for conventions. Based on current bookings we estimate that 35% of the rooms will be occupied for conventions in 2007.

           The Royal Pavilion portion of the convention center, which opened in February 1999 and comprises approximately 60,000 square feet of our convention facility, features convention, meeting and banquet facilities, teleconferencing, wireless Internet and satellite uplink capability, and 12 skyboxes. The convention space at the Las Vegas, Venetian and Mandalay convention centers and others has enabled Las Vegas to attract and book new conventions that may have had date and exhibit space conflicts in the past. Our flexibility of meeting space and proximity to the Las Vegas Convention Center continues to position us to increase our mix of small meetings and conventions, as well as new multi-hotel conventions booked into the Las Vegas Convention Center.

Entertainment

           Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas, offering a variety of regularly scheduled shows. We believe entertainment provides an effective marketing tool to attract our customers. Riviera Las Vegas' entertainment program includes such well received shows as An Evening at La Cage(R) (a female impersonation show), Crazy Girls(R) (an adult revue), and featured comedians at the Riviera Comedy Club as well as a variety of regularly scheduled shows in our LeBistro Theater. In addition, a new ice show entitled "ICE/Direct From Moscow" is scheduled to open in our Versailles Showroom by mid-2007. We update our shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with our emphasis on mid-level customers.

           The following outlines for each entertainment center, the type of service provided and total seating capacity:

         Name                         Type                     Seating Capacity

         ICE/Direct
             From Moscow*             Variety                      875
         La Cage                      Female Impersonation         575
         Crazy Girls                  Adult Revue                  375
         Comedy Club                  Comedy                       350
         Le Bistro                    Variety                      190
                                                                   ---
                                                                 2,365
                                                                 =====

           * Scheduled to open by mid-2007.

           We opened a nightclub in 2005, Syn City, which operates five nights per week in our Le Bistro Theater. Syn City opens at 12:00 am, which allows us to continue to offer a variety of entertainment in the Le Bistro Theater prior to 12:00 am and during Syn City's nights off.

           A majority of our shows are owned and operated by third parties, which gives us financial flexibility in utilizing our marketing dollars. We receive rent, ticket sales commissions, and a number of comp seats for use by our marketing department.

Future Expansion Possibilities

           We continue to explore the possible development of an approximately 60,000 square-foot entertainment complex that would be constructed directly over the casino, and could contain specialty-themed entertainment that would appeal to Riviera Las Vegas' main target audience, adults aged 45 to 65. The exit from the complex would deliver patrons to the casino.

           We also continue to explore options for the development of our 26-acre site. These options include a joint venture for the development of a condominium, time-share or an additional hotel tower and parking garage. Under the terms of the indenture governing our $215 million 11% Senior Secured Notes (the "Note Indenture"), we could contribute up to 6 acres of land to such projects, and if we decide to develop a hotel, condominium or time-share tower, a third party could construct and sell condominium or time-share units and arrange financing. We believe that additional rooms adjacent to the Las Vegas Convention Center would be particularly attractive to business customers and would provide a base for additional casino customers. The development of a condominium tower, time-share tower, hotel tower or parking facility would require additional financing and, in the case of a condominium or time-share tower, a joint venture partner, none of which we have in place at this time.

Marketing Strategies-Las Vegas

           Our tiered marketing program, Club Riviera, is intended to develop and retain a loyal following of repeat slot and mid-level table game customers. We believe we have been able to successfully attract these patrons using Riviera Las Vegas' restaurants, hotel accommodations and entertainment and by focusing on customer service. We have adopted a selective approach to the extension of credit to these customers in order to reduce volatility of operating results. We use our research data to tailor promotional offers to the specific tastes and level of play of our targeted customers.

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

           Create Repeat Customers

           Generating customer loyalty is a critical component of our business strategy, as retaining customers is less expensive than attracting new ones. We have developed a focused and coordinated multi-tiered marketing program intended to develop a loyal customer base which emphasizes (1) providing a high level of service to our customers to ensure an enjoyable experience while at the Riviera Las Vegas, (2) responding to customer surveys, (3) focusing marketing efforts and promotional programs on customers with positive gaming profiles and (4) rewarding loyalty with increased incentives to our higher-tiered members. We believe our player tracking system helps us retain customers and use our player data to tailor promotional offers to the specific tastes and level of play of our targeted customers. All slot and table players are encouraged to join Club Riviera, which tracks their level of play, and participate in surveys that provide us with helpful information and personal preferences. Members of Club Riviera earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or bonus credits. We make promotional offers to qualifying customers through direct mail, telemarketing and e-mail. We design promotional offers targeted at certain mid-level gaming patrons that are expected to provide significant revenues based upon their historical gaming patterns. We contact these customers through a combination of direct mail and telemarketing by an in-house marketing staff and independent representatives located in major cities. We use a proprietary database which is linked to our player tracking system to help identify customers' requirements and preferences, thereby allowing us to customize promotions to attract repeat visitors. We offer customers personalized service, credit availability and access to a variety of complimentary or reduced-rate room, dinner and entertainment reservations all based on the customer's profile. We use a specialized multi-tiered marketing approach to attract customers in each of our major markets. We design slot and table game tournaments and special events for specific levels of play. Utilizing our proprietary database, our marketing department targets and invites the most appropriate customers for the customized events. In addition, we host an array of special events, including slot and table game tournaments, designed to attract customers for an extended stay. We have found that this individualized marketing approach has provided significant revenues and profitable repeat business.

           Provide Extensive Entertainment Options

           We also focus on attracting guests through a range of entertainment options. We have one of the most extensive entertainment programs in Las Vegas with a variety of regularly scheduled shows and special limited engagement shows. The shows attract additional gaming revenue as well as provide us rental and commission revenue.

           Attract Walk-In Traffic

           We seek to maximize the number of people who patronize the Riviera Las Vegas but who are not guests in the hotel by capitalizing on Riviera Las Vegas' prime Las Vegas Strip location, convention center proximity and several popular in-house productions. Riviera Las Vegas is well situated on the Las Vegas Strip near Circus Circus, Sahara, Las Vegas Hilton, the Las Vegas Convention Center, Wynn Las Vegas, the planned $4.5 billion Echelon project planned on the site of the recently closed Stardust and the $2 billion Fontainebleau project just to our north, as well as numerous non-gaming condominium and time-share projects which are either planned or under construction within walking distance of our casino. However, recent closures and construction in our immediate area, has caused a significant reduction in walk-in traffic and may continue to do so for the foreseeable future. We continue to strive to attract customers from those facilities, as well as capitalize on the visitors in Las Vegas in general, with the goal of increasing walk-in traffic by (1) promoting Penny Town, (2) providing a variety of quality, value-priced entertainment and dining options, and (3) offering the "$40 for $20" slot promotions, and placing them inside the casino.

           Focus on Convention Customers

           This market consists of two groups: (1) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (2) those attending city-wide events, usually held at the Las Vegas Convention Center. We target convention business because it typically provides patrons willing to pay higher room rates and we are able to provide certain advance planning benefits, since conventions are usually booked two years in advance of the event date. We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rates, banquet and function spending habits. We also benefit from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. In 2006 we derived 36% of our hotel occupancy and 41% of our room revenues from convention customers and we consider them to be a critical component of our customer base. We believe that the completed expansion of Riviera Las Vegas' convention facility in February 1999, from 100,000 to 160,000 square feet, has accommodated the growth in the size and number of groups that presently use the facility, attracted new convention groups and increased the percentage of rooms occupied by conventioneers.

           We have found that our customers also use tour and travel "package" options to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesale operators and travel agents and emphasize mid-week stays. Tour and travel patrons often book at off-peak periods, enabling us to maintain occupancy rates at the highest levels throughout the year. We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market. We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat slot customers. While we continue to pursue the tour and travel market, we have allocated less room inventory to this market due to the lower room rates. As a result, we are placing more emphasis and dedicating more rooms to our rated slot customers, which we believe generates greater revenue.

           Internet

           The Internet segment of our business remained stable in 2006. This segment attracts customers in search of a bargain, those making last-minute travel arrangements and those who have the confidence in and find it convenient to book rooms over the Internet. In 2006, our Internet bookings accounted for approximately 10.9% of total occupied rooms.

Riviera Black Hawk

Business

           Riviera Black Hawk opened on February 4, 2000. Located in Black Hawk, Colorado, approximately 40 miles west of Denver, our casino is the first casino encountered by visitors arriving from Denver on Highway 119. Our casino features the fourth largest number of gaming devices in the market with approximately 900 slot machines and 8 live gaming tables. For Colorado gaming and tax law purposes, each slot machine or table game is considered one gaming device.

           We also offer a variety of non-gaming amenities designed to help differentiate our casino, including:

o parking spaces for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options; o a 252-seat casual buffet-styled restaurant;
o a delicatessen; o two themed bars; and o an entertainment center with seating for approximately 400 people.

           The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market, have been gaining market share and have contributed to the consistent growth in the overall market. As of December 31, 2006, there were 25 casinos in the Black Hawk/Central City market, with 11 casinos each offering more than 400 gaming devices. The Isle of Capri, located across the street from our casino, has 1,407 gaming machines, 18 gaming tables, 1,100 covered parking spaces and 238 hotel rooms, and it owns and is connected by inside walkways to the Colorado Central Station, which has 677 gaming machines, 12 gaming tables, 1,250 parking spaces and 164 hotel rooms.

Marketing strategy

           We attract customers to our casino by implementing marketing strategies and promotions designed specifically for this market. In so doing, we hope to create customer loyalty and benefit from repeat visits by our customers. Specific marketing programs to support this strategy include the Riviera Black Hawk Player's Club and "V.I.P." services offered to repeat gaming customers. The Riviera Black Hawk Player's Club is a loyalty program that rewards casino play and repeat visits to the casino with various privileges and amenities such as free play, logo gift items and invitations to special events, such as parties, concerts and complimentary accommodations at our Las Vegas property. We have used the Player's Club promotion in Riviera Las Vegas and have tailored it for the Black Hawk/Central City market to implement it at Riviera Black Hawk. "V.I.P." services are available to the highest level of players and include special valet and self-parking services, complimentary food and entertainment offerings and special events specifically designed for this group of customers.

           We benefit from strong walk-in traffic due to the proximity of our casino to the Colorado Central Station and the Isle of Capri. We have and continue to develop specific marketing programs designed to attract these walk-in customers. We emphasize quality food and beverage amenities with friendly service as a marketing tool. In addition, we provide entertainment programs designed to meet the tastes of the Black Hawk/Central City market, such as live music performances by popular regional and national groups.

           We rely on database marketing in order to best identify target customer segments of the population and to tailor our casino's promotions and amenities to our core group of customers. We use the database to identify and stratify slot players living primarily in Colorado for appropriate incentives. Approximately 323,000 of these slot players have been identified as of December 31, 2006. In addition, we promote our casino by advertising in newspapers and on the radio in the local areas.

Geographical Markets

The Las Vegas Market

           Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the LVCVA, the number of visitors who traveled to Las Vegas during 2006 increased to approximately 38.9 million in 2006. Approximately 35.5 million people visited Las Vegas in 2003, 37.4 million in 2004, 38.6 million in 2005, and 38.9 million in 2006. Clark County gaming continues to be a strong and growing business. Clark County gaming revenues were $7.8 billion in 2003, $8.7 billion in 2004, $9.7 billion in 2005 and $10.6 billion in 2006. The terrorist attacks of September 11, 2001 had an adverse effect on the number of visitors traveling to Las Vegas. Similar events in the future could have an adverse effect on the number of visitors traveling to Las Vegas.

           Gaming and tourism are the major attractions of Las Vegas, complemented by warm weather and the availability of many year-round recreational activities. Although Las Vegas' principal market is the western region of the United States, most significantly southern California and Arizona, Las Vegas also serves as a destination resort for visitors from all over the world. Significant percentages of visitors to Las Vegas are international visitors.

           Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by 97% from approximately 67,000 at the end of 1989 to approximately 132,000 at the end of 2006, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the number of rooms, the Las Vegas hotel occupancy rate equaled or exceeded 84% each year from 1993 through 2006, with a hotel occupancy rate of 94% in 2006. During 2006, approximately 2,900 new hotel rooms opened and 3,900 closed in Las Vegas.

           We believe that the growth in the Las Vegas market has been enhanced as a result of: (1) a dedicated program by the LVCVA and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (2) the increased capacity of McCarran International Airport and (3) the introduction of large themed "must see" destination resorts in Las Vegas. In 1988, approximately 1.7 million people attended conventions in Las Vegas and generated approximately $1.2 billion of economic impact. The number of convention attendees was up to
6.3 million in 2006 with an economic impact of $8.2 billion.

           During the past 13 years, McCarran International Airport has expanded its facilities to accommodate the increased number of airlines and passengers, which it services. The number of passengers traveling through McCarran International Airport has increased from approximately 22.5 million in 1993 to an estimated 46.2 million in 2006. Work continues on the nearly $4 billion capital additions planned for McCarran International Airport over the next four-year period.

The Black Hawk/Central City Market

           Gaming was introduced to the Black Hawk/Central City market in October 1991 following a statewide referendum where Colorado voters approved limited stakes gaming for three historic mining towns, namely Black Hawk, Central City and Cripple Creek. Limited stakes gaming is defined as a maximum single bet of $5.00. Black Hawk and Central City are contiguous cities located approximately 40 miles west of Denver and about 10 miles north of Interstate Highway 70, the main east-west artery from Denver. Historically, these two gold mining communities were popular tourist towns. However, since the inception of casino gaming in October 1991, gaming establishments have displaced many of the former tourist-related businesses.

           The first casino in the Black Hawk/Central City market opened in October 1991, with 13 casinos open by the end of that year. The pace of expansion increased in 1992 with the number of casinos in the market peaking at
42. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better-capitalized operators, the number of casinos has declined to 26 as of December 31, 2006.

           The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. The United States Census Bureau estimates that in 2005 the population of the Denver-Aurora-Boulder Combined Statistical area was 2.9 million. Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 81% from 7,252 in 1992 to 13,162 in 2006. Gaming revenues in the Black Hawk/Central City market increased by approximately 4.1% in 2006 over 2005. The City of Black Hawk itself experienced an approximate 4.3% increase in gaming revenue in 2006.

           The City of Black Hawk has experienced more significant growth in gaming revenues than Central City from 1992 through 2004. The popularity of Black Hawk in comparison to Central City was due primarily to Black Hawk's superior access to major highways, as patrons had to first pass through Black Hawk to access Central City from Denver. However, a new road opened in November 2004, which links Central City directly with Interstate 70, and allows customers to reach Central City without driving through Black Hawk. As a result of this new access road Central City gaming revenues grew by 36% in 2005 and 2.7% in 2006 as compared to 2.6% and 4.3% growth for Black Hawk in 2005 and 2006, respectively. Despite the impressive growth experienced by Central City casinos in 2005 and 2006, gaming revenues in Central City still represent only 13% of the total gaming revenues for the Central City/Black Hawk market. Although the new road allows customers direct access to Central City, most customers continue to frequent Black Hawk casinos because of the superior amenities Black Hawk casinos offer. Due to this superior location, larger casino operators have focused on building in Black Hawk. As a result, casinos in Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and convenient free parking for patrons.

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

           As of December 31, 2006, there were 15 Las Vegas projects slated for completion by 2011, including the development or expansion of existing casino/hotels. Current and future expansions, additions and enhancements to existing properties and construction of new properties by our competitors could divert business from our facilities. There can be no assurance that we will compete successfully in the Las Vegas market in the future.

           During 2006, available room nights in the Las Vegas market decreased from approximately 48.5 million to approximately 48.0 million, or 1.4%, while total room nights occupied increased from approximately 43.2 million to 43.6 million, or 1.0%. The ending room inventory at December 31, 2006 was approximately 132,000. At Riviera Las Vegas, room occupancy decreased from 92.6% in 2005 to 92.2% in 2006 (lower than the Las Vegas hotel average of 93.9%). Room rates increased by $6.63 or 9.2% from $71.84_in 2005 to $78.47 in 2006. Revenue per available room (Rev/Par) increased $5.86 or 8.8% from $66.51 in 2005 to $72.37 in 2006.

           We also compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and other parts of the world. In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states and internationally. Any future development of casinos, lotteries or other forms of gaming in other states and internationally, could have a material adverse effect on our results of operations.

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

Black Hawk, Colorado

           The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 2006, there were 26 gaming facilities in the Black Hawk/Central City market with 11 casinos each offering more than 400 gaming positions. Additional projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market.

           The gaming facilities near the intersection of Main and Mill Streets provide significant competition to our casino. Colorado Central Station which is now owned through a joint venture with Isle of Capri and is connected via inside walkways to the Isle of Capri, is located across the street from our casino and has 687 slot machines, 12 gaming tables, approximately 1,250 parking spaces and 164 hotel rooms. The Isle of Capri, one of the most successful casinos in Colorado, is located directly across the street from our casino and features 1,407 slot machines, 18 table games, 1,100 parking spaces, and 238 hotel rooms. An expansion and renovation of Main Street was completed in the second quarter of 2006. As a result of the Main Street expansion, Riviera Black Hawk is the first property on Main Street accessible to all customers traveling to Black Hawk from the Denver Metro area via State Route 119. Our parking garage is the first and most easily accessible parking garage directly from Main Street.

           The number of hotel rooms currently in the Black Hawk/Central City market is 596, with only 5 gaming facilities providing hotel accommodations. These include Fortune Valley with 118 rooms, Century Casino with 26 rooms, the Lodge at Black Hawk with 50 rooms, the Isle of Capri with 238 rooms and Colorado Central Station with 164 rooms. Casinos offering hotel accommodations for overnight stay have a competitive advantage over our casino. However, we believe that self-parking is a more effective utilization of our available space providing hotel accommodations is not a cost-effective use of our capital resources at this time.

           The Ameristar Black Hawk property was re-branded in the Ameristar name on April 1, 2006, and has received significant increased traffic to the property in the second half of 2006. Ameristar is moving along with its $260 million major capital expansion, with the first phase completed in November 2005, which included an expansion of the parking garage to 1,550 parking spaces. In December 2005, the remodeling of the first floor, which contains the casino and non-gaming venues, was substantially completed. Once the first floor was completed, the construction disruption dissipated. Recently, the second floor was opened with 700 more slot machines. The hotel construction began last quarter, with 536 rooms slated to open in the first quarter of 2009.

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

           In addition, Colorado enacted a smoking ban in 2006, which excludes casinos. However, recent significant efforts have been undertaken to lift this exclusion and restrict smoking in Colorado casinos as well. This could have a material adverse effect on our results of operations.

           Pursuant to a license agreement, Riviera Las Vegas licenses the use at Riviera Black Hawk of all of the trademarks, service marks and logos used by Riviera Las Vegas. The license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

Riviera Las Vegas

           As of December 31, 2006, Riviera Las Vegas had 1,257 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 714 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians, painters and teamsters. Riviera Las Vegas' agreement with the Painters Union expires on May 31, 2010. The Carpenters' Union agreement expired on July 31, 2005, and an initial one-year and subsequent open-ended extensions were agreed to by us and the Union. Negotiations with the Carpenters' Union for a new multiyear agreement commenced in 2006 and are ongoing. Agreements with the Southern Nevada Culinary and Bartenders Union, covering the majority of our unionized employees expire in 2007, as does our agreement with the Stagehands Union. Our negotiations with the Southern Nevada Culinary and Bartenders Union and Stagehands Union will commence in the first half of 2007. Our agreement with the Teamsters Union expires in 2008 and the Operating Engineers Union and Electrician Union agreements expire in 2009. Our collective bargaining agreement with the Musicians Union expired in 1999 and we continue to operate under the terms of that agreement. Although unions have been active in Las Vegas, Riviera Las Vegas considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Las Vegas.

Riviera Black Hawk

           As of December 31, 2006, Riviera Black Hawk had 243 full-time equivalent employees, none of whom are covered by collective bargaining contracts. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

           Although there are no collective bargaining agreements in Black Hawk casinos, we have recently become aware of organization activity by Local 7 of the United Food & Commercial Workers International Union. This activity is targeting casino employees in Black Hawk and Central City. There can be no assurance that the union will not succeed in its organization effort, and if successful, that an agreement will be reached without union action or on terms satisfactory to Riviera Black Hawk.

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

           If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Riviera Operating Corporation or us, we would have to sever all relationships with such person. In addition, the Nevada Commission may require us or Riviera Operating Corporation to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

           We and Riviera Operating Corporation are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Riviera Operating Corporation must be reported to or approved by the Nevada Commission.

           If it were determined that the Nevada Act was violated by Riviera Operating Corporation, the gaming license it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we or Riviera Operating Corporation and the persons involved could be subject to substantial fines for each violation of the Nevada Act, at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate our casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming license of Riviera Operating Corporation or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

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

           The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 19% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold our voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are deemed consistent with holding our voting securities for investment purposes only include: (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of our voting securities who must be found suitable is a business entity or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

           Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of stock if the record owner, after request, fails to identify the beneficial owner. Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of stock beyond such period of time prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or Riviera Operating Corporation, we (1) pay that person any dividend or interest upon voting our securities, (2) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (3) pay remuneration in any form to that person for services rendered or otherwise, or (4) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

           The Nevada Commission may, in its discretion, require any holder of our debt securities to file applications, be investigated and be found suitable to own such securities, if it has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then we can be sanctioned (which may include the loss of our approvals) if, without the prior approval of the Nevada Commission, we (1) pay to the unsuitable person any dividend, interest, or any distribution whatsoever, (2) recognize any voting right by such unsuitable person in connection with such securities, (3) pay the unsuitable person remuneration in any form or (4) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

           We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, (1) a Corporate Licensee, such as Riviera Operating Corporation, may not guarantee a security issued by a Registered Corporation pursuant to a public offering, or hypothecate its assets to secure the payment or performance of the obligations evidenced by such a security, without the prior approval of the Nevada Commission; (2) the pledge of the stock of a Corporate Licensee is void without the prior approval of the Nevada Commission; and (3) restrictions upon the transfer of an equity security issued by a Corporate Licensee and agreements not to encumber such securities are ineffective without the prior approval of the Nevada Commission.

           Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must meet a variety of stringent standards of the Nevada Board and Nevada Commission prior to assuming control. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

           The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada corporate gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

           License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the county in which Riviera Operating Corporation's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon: (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated. A live entertainment tax is also paid by casinos where live entertainment is furnished in connection with admission charges, the serving or selling of food, refreshments or the selling of merchandise. Nevada licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as Riviera Operating Corporation, also pay certain fees and taxes to the State of Nevada.

           Any person who is licensed, required to be licensed, registered, or required to be registered, or a person who is under common control with any of such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of such person's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, have contact with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Other Nevada Regulation

           The sale of alcoholic beverages at Riviera Las Vegas is subject to licensing, control and regulation by the Clark County Board. All such licenses are revocable and none of them are transferable. The Clark County Board has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on our operations.

Colorado

Colorado Gaming and Liquor Regulation

Summary

           In general, Riviera Black Hawk, its principal executive officers and those of Riviera Holdings Corporation, and any Riviera Black Hawk employees who are involved in Colorado gaming operations are required to be found suitable for licensure by the Colorado Gaming Commission (the "Colorado Commission"). Colorado also requires that persons owning, directly or indirectly, 5% or more of our stock be certified as suitable for licensure. Riviera Black Hawk's original retail gaming license was approved by the Colorado Commission on November 18, 1999, and has been renewed each subsequent year.

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

           Further, the Colorado Limited Gaming Act of 1991 (the "Colorado Act") provides that, in addition to any applicable license fees, a gaming tax shall be imposed upon retail gaming licensees (casinos) up to a maximum of 40% of the adjusted gross proceeds ("AGP") derived from limited stakes gaming. AGP is generally defined as the total amounts wagered less payouts to players, except for poker in which AGP means the monies retained by the casino as compensation (the "rake"). The tax rates are set by the Colorado Commission annually.

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

            A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail gaming licenses. The definition of "ownership interest" for purposes of the multiple license prohibition, however, has numerous exclusions based on percentages of ownership interest or voting rights.

           A slot machine manufacturer or distributor license is required for all persons who manufacture, import and distribute slot machines in Colorado. No manufacturer or distributor of slot machines or associated equipment may knowingly, without notification being provided to the Colorado Division within ten days, have any interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person employed by a casino operator, or allow any casino operator or any person having a substantial interest therein, to have any interest in such business.

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

Taxes, Fees and Fines

           The Colorado Amendment requires each retail gaming licensee to pay in monthly increments an annual tax of up to 40% of its AGP derived from limited stakes gaming. Annually during April, May, and June, the Colorado Commission, as mandated by the Colorado Regulations, conducts rule-making hearings concerning the gaming tax rate and device fee rate for the subsequent gaming year. The gaming year begins on July 1st. However, during such hearings rigid adherence to addressing only specific, designated subjects related to the gaming taxes is not required, and there is not a limit to the time or practical restriction on the subject matters which the Colorado Commission may consider in determining the various tax rates. Currently, the gaming tax is:

o 0.25% on the first $2 million of these amounts;
o 2% on amounts from $2 million to $4 million;
o 4% on amounts from $4 million to $5 million;
o 11% on amounts from $5 million to $10 million;
o 16% on amounts from $10 million to $15 million; and
o 20% on amounts over $15 million.

           The City of Black Hawk assesses an annual device fee of $750.00 per device on all gaming devices exceeding 50. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city. In addition, a business improvement fee of as much as $7.42 per device and a monthly transportation authority device fee of $6.41 per device also may apply depending upon the location of the licensed premises in Black Hawk.

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

           Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than ten business days after the initial filing of a registration statement with the SEC. Licensed, publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that: restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the

Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders' investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted, they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

           Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of either (1) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of organization the Rule 4.5 charter provisions, or (2) a 5% or greater beneficial interest in a gaming licensee, directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee (collectively such persons are hereinafter referred to as the "qualifying persons"), must notify the Division of Gaming within 10 days of such acquisition, must submit all requested information, and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

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

Federal Registration

           Riviera Operating Corporation is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines. All requisite filings for 2006 have been made.

Item 1A.  Risk Factors

           An investment in our securities involves a high degree of risk. We operate in a highly competitive, dynamic and rapidly changing industry that involves numerous risks and uncertainties. Moreover, our debt instruments impose restrictions on us that are for the benefit of certain of our creditors, but not necessarily for our stockholders or us. Anyone who is making an investment decision regarding our securities should carefully consider the following risk factors, as well as the other information contained or incorporated by reference in this report. The risks and uncertainties described below are those that we currently believe may materially affect our company or your investment. Other risks and uncertainties that we do not presently consider to be material, or of which we are not presently aware, may become important factors that adversely affect our security holders or us in the future. If any of the risks discussed below actually materialize, then our business, financial condition, operating results, cash flows and future prospects, or your investment in our securities, could be materially and adversely affected, resulting in a loss of all or part of your investment.

     Risks Relating To Our Business And Our Capital Structure

         We Face Intense Competition In The Two Markets Where We Operate

           In Las Vegas, intense competition has resulted from, among other things, significant increases in new hotel rooms, casino sizes and convention, trade show and meeting facilities. Our success depends on the success of Riviera Las Vegas and its ability to attract visitors and to continue operating successfully. Riviera Las Vegas competes with high-end, middle market and other casinos resort properties and hotels, including those located on or near the Las Vegas Strip or in downtown Las Vegas, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, shopping and restaurant facilities, theme and size. Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, approximately ten additional major gaming properties in the downtown area and many additional gaming properties located in other areas of Las Vegas. Companies that have more than one hotel/casino facility operate many of these properties, and many have greater name recognition and financial and marketing resources than we do and market to the same target demographic groups as we do. Furthermore, additional major hotel/casino openings and significant expansion of existing properties, containing a large number of hotel rooms and attractions, are expected to occur in Las Vegas in the coming years, which will put even further pressure on us to remain competitive.

           In Black Hawk/Central City, the primary competitive factors are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. Two of the most successful casinos in Colorado are located across the street from, and are considerably larger than, Riviera Black Hawk. Three other casinos in our market offer hotel accommodations as well as gaming facilities, and thereby have some competitive advantages over us. Also, a road which opened in November 2004 and which enables drivers to bypass Black Hawk on their way to Central City, has led to significant recent growth in the Central City gaming market and may give our Central City competitors an advantage over us.

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

           Increased competition may also require us to make substantial capital expenditures to maintain or enhance the competitive positions of our two properties. Because we are highly leveraged, after we satisfy our obligations under our outstanding indebtedness we might not have sufficient financing to make such expenditures. If we are unable to make such expenditures, our competitive position, results of operations and future prospects could be materially and adversely affected.

         Our Company Operates In Only Two Markets, Las Vegas And Black Hawk,
            Which Exposes Us To Greater Risks Than Gaming Companies
           With More Operating Properties Or A Presence In More Markets

           We do not have material assets or operations other than Riviera Las Vegas and Riviera Black Hawk. Therefore, we are entirely dependent upon these two properties for our cash flow. This makes us more sensitive to events and conditions affecting the markets in which we operate, including the following:

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

         Our Significant Indebtedness Could Adversely Affect Our Financial
              Health And Prevent Us From Fulfilling Our Obligations
                    Under Our Outstanding Indebtedness

           We have a significant amount of debt, which could have important consequences to our stockholders and significant effects on our business and our ability to satisfy our debt obligations. For example, it could:

           o increase our vulnerability to adverse economic or industry conditions or a downturn in our business;

           o limit our ability to redeem our 11% Senior Secured Notes ("11% Notes") if we are required to do so as a result of a change in control of our company or regulatory requirements;

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

           o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital needs, capital expenditures, development projects, acquisitions and other general corporate purposes;

           o limit our flexibility in planning for, or reacting to, changes in our business and industry; and

           o place us at a disadvantage compared to our competitors that have less debt or whose debt is at lower interest rates and on more favorable terms than our debt.

         We Will Need To Refinance Our 11% Notes In Order To Repay Them, And
                Refinancing Terms May Be Unfavorable To Us

           Our ability to repay the 11% Notes on or before the June 15, 2010 maturity date will depend on our ability to refinance them, because our cash flow from operations is insufficient for this purpose. We are currently exploring refinancing opportunities, with a view to refinancing in the second half of 2007. However, in view of, among other things, our lack of profitability and the other risk factors that we are reporting, we may have to accept refinancing terms that are unfavorable to us. This, in turn, could have further adverse effects on our financial health and our ability to satisfy our debt obligations.

      We Are Dependent On Key Personnel Whom We Might Have Difficulty Replacing,
        Due To A  Shortage Of Management-Level Personnel In Our Industry And
             Market Perceptions About Our Prospects

           Our ability to operate successfully is dependent, in part, upon the continued services of certain of our executive personnel. Our loss of any of them or our inability to attract or retain key employees in the future could have a material adverse effect on us. We have an employment agreement with William L. Westerman, our Chairman of the Board, President and Chief Executive Officer ("CEO") who has been with us or our predecessor company since 1991. Mr. Westerman is employed for an indefinite period, subject to termination by us upon at least 90 days' written notice or termination by him upon at least 180 days' written notice. Mr. Westerman's contract is also subject to earlier termination upon the occurrence of certain events. We cannot assure you that we would find a suitable replacement for Mr. Westerman if he retires or his employment terminates for any other reason. There is a shortage of skilled management-level employees in the gaming industry. This shortage, combined with our relatively limited financial and marketing resources, competitive position and market perceptions about our future prospects, particularly since our April 5, 2006 Agreement and Plan of Merger (the "Merger Agreement") was terminated on August 29, 2006, would likely add to our difficulties in finding suitable replacements if we lose the services of any of our executives or other key personnel which might make it difficult for us to attract and retain qualified personnel at that level.

       Certain Transactions Or Events Could Make Us Liable For An Approximately
             $7.9 Million  Topping Fee

           Because our shareholders disapproved the Merger Agreement at a time when a competing takeover proposal had been announced and had not been withdrawn, we could be liable to Riviera Acquisition Holdings Inc. ("RAHI") for a Topping Fee of approximately $7.9 million if, within 12 months after the August 29, 2006 termination date of the Merger Agreement, we enter into a definitive agreement with a third party with respect to the consummation of a "Takeover Proposal" or a Takeover Proposal is consummated. A Takeover Proposal includes a proposal for the acquisition of 30% or more of our assets or more than 30% of our outstanding common stock or the stock of any of our subsidiaries or for the acquisition of us or any of our subsidiaries through a merger or other business combination.

        Regulations Issued By Gaming Or Other Governmental Authorities Could
           Adversely Affect Our Operations

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

         We Are Subject To Potential Exposure To Environmental Liabilities

           Generally, we are subject to various federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply could result in the imposition of severe penalties or restrictions on our operations by governmental agencies or courts. We are not aware of any such exposure at our properties. Riviera Black Hawk is located within a 400-square mile area that in 1983 was designated as the Clear Creek Central/City National Priorities List Site Study Area under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Although Riviera Black Hawk is not within any of the specific areas currently identified for investigation or remediation under that statute, environmental problems may subsequently be discovered, including in connection with any future construction on our property. Furthermore, governmental authorities could broaden their investigations and identify areas of concern within the site, we could be identified as a "potentially responsible party" and any related liability could have a material adverse effect on us. We do not have insurance to cover environmental liabilities, if we incur any.

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

         Our Business, Financial Condition, Results Of Operations And Future
           Prospects Are Dependent On Many Factors That Are Beyond
           Our Control

           The economic health of our business is generally affected by a number of factors that are beyond our control, including:

           o decline in tourism and travel due to concerns about homeland security, terrorism or other destabilizing events;

           o      decline in the Las Vegas convention business;

           o intense competitive conditions in the gaming industry, including the effect of such conditions on the pricing of our games and products;

           o general economic conditions and economic conditions specific to our primary markets;

           o changes in the regulatory regimes affecting our business, including changes to applicable gaming, employment, environmental or tax regulations;

           o inaccessibility to our property due to construction on adjoining or nearby properties, streets or walkways;

           o substantial increases in the cost of electricity, natural gas and other forms of energy;

           o local conditions in key gaming markets, including seasonal and weather-related factors;

           o      increased transportation costs;

           o      levels of disposable income of casino customers;

           o      continued increases in health care costs;

           o      increases in gaming taxes or fees;

           o the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar;

           o an outbreak or suspicion of an outbreak of an infectious communicable disease; and

           o      the adoption of anti-smoking regulations.

           Any of these factors could negatively impact our property or the casino industry generally, and as a result, our business, financial condition and results of operations.

         We May Incur Losses That Are Not Adequately Covered By Insurance

           Insurance may not be available in the future or adequate to cover all loss or damage to which our business or our assets might be subjected. Since the terrorist attacks of September 11, 2001, insurance coverage for certain types of damages or occurrences has diminished substantially and is no longer available at reasonable commercial rates. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses if a catastrophe or lawsuit occurs for which we do not have insurance coverage. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to pay the costs of replacing or repairing destroyed property and reduce the funds available for payment of our debt obligations.

         We Are Subject To Litigation, Which, If Adversely Determined, Could
             Cause Us To Incur Substantial Losses

           From time to time during the normal course of operating our business, we are subject to various litigation claims and other legal disputes. Some of the litigation claims may not be covered under our insurance policies or our insurance carriers may seek to deny coverage. As a result, we might be required to incur significant legal fees, which may have a material adverse effect on us. In addition, because we cannot predict the outcome of any legal action, it is possible that as a result of litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

         Homeland Security, Terrorism And War Concerns, As Well As Other
           Factors Affecting Discretionary Consumer Spending, May Harm Our Operating Results

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

Risks Relating To Our Common Stock

         Our Stock Price Has Been Volatile, Which Could Result In Substantial Losses For Our Shareholders.

           Our common stock is traded on the American Stock Exchange ("AMEX"). Our stock's average daily trading volume for the 52-week period ended February 21, 2007 was approximately 71,830 shares. The daily closing sale prices of our stock, as reported by AMEX, have ranged from $13.80 to $25.35 for the 52-week period ended February 21, 2007. The volatility of the trading price of our stock could be due to many factors including, but not limited to:

            . our entry into the Merger Agreement on April 5, 2006 and termination of it on August 29, 2006;

            . our announcement that we received a competing takeover proposal while the Merger Agreement was still in effect;

            . the announcements in November 2006 of our receipt of a new takeover proposal and in December 2006 of the withdrawal of that proposal;

            . the 2006 sale by our CEO of 2,095,593 shares of our stock at $15.00 per share;

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

         The Volatility Of The Las Vegas Real Estate Market Might Result In A
             Substantial Decline In Our Stock Price

           Over the past three years, the market value of real estate located on or near the Las Vegas Strip has increased substantially. Over that same period, there has been a substantial increase in the trading price of our stock. Our Las Vegas property, which is located near the northern end of the Las Vegas Strip and consists of approximately 26 acres, is valued on our balance sheet at its 1993 historical cost of $21 million. We believe that the increase in the value of real estate on the Las Vegas Strip has been a significant factor in the increase in our stock price over the past three years. Likewise, we believe that any future downward trend in those real estate values could cause a significant drop in the price of our stock.

         There Are Limitations On Changes In Control Of Our Company That Could
           Reduce Your Ability To Sell Our Shares In Excess Of
            Current Market Prices

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

       Certain Owners Of Our Stock May Have To File An Application With, And Be
        Investigated By, Nevada Gaming Authorities.  If That Owner Is Deemed
       "Unsuitable," It Will Lose Most Of The Attributes Of Being A Stockholder

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


         We May Redeem Shares Due To Gaming Law Considerations, Either As Required By Gaming Authorities Or In Our Discretion

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

 We Do Not Meet AMEX's Earnings Or Net Worth Listing Standards

           Our common stock is listed on AMEX under the symbol RIV. We do not currently meet the earnings or net worth standards of AMEX. We have been informed, however, that according to AMEX policy, AMEX will not normally consider suspending dealings in or delisting the securities of a company which is below the earnings and net worth standards if the total market value of that company's publicly held shares is at least $15 million. Based on the number of our publicly held shares as of February 21, 2006, our shares must have a per-share market value of at least $1.50 in order to meet that $15 million level. However, we cannot be sure that AMEX will continue to follow that policy or that the price of our shares will continue to enable us to stay at that level in the future. If our shares were delisted from AMEX, the marketability and liquidity of our stock could be significantly reduced.

Item 2.    Properties

           Riviera Las Vegas

           Riviera Las Vegas is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres. The buildings comprise approximately 1.8 million square feet, including 110,000 square feet of casino space, a 160,000 square-foot convention, meeting and banquet facility, 2,075 hotel rooms (including 177 luxury suites) in five towers, three restaurants, a buffet, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, executive and other offices for Riviera Las Vegas are located on the property.

           There are approximately 35 food and retail concessions operated under individual leases with third parties. The leases are for periods from one month to, including option periods, up to twenty years.

           The Riviera Las Vegas and Riviera Black Hawk properties are encumbered by deeds of trust securing our 11% Notes, which mature in June 2010 and our five-year senior secured credit facility, which expires in July 2007.

           Riviera Black Hawk

           Riviera Black Hawk is located on 1.63 acres of land at 400 Main Street, Black Hawk, Colorado. The buildings include approximately 325,000 square feet and comprise 32,000 square feet of gaming space, parking spaces for approximately 520 vehicles (substantially all of which are covered), a 252-seat buffet, two bars and an entertainment center with seating for approximately 400 people.

Item 3.    Legal Proceedings

           On June 19, 2006, a complaint (the "Consolidated Complaint") captioned "In Re Riviera Holdings Corporation Shareholders' Litigation" was filed against the Company and its directors in the District Court of Clark County, Nevada (the "Court") (Case No. A520100), as a consolidation of four class action complaints previously filed (the "Prior Complaints"). The Consolidated Complaint was filed pursuant to a Stipulation and Pretrial Order entered by the Court, and was substantially similar to the Prior Complaints. The plaintiffs requested the Court to do the following, among other things: (i) declare that the case is maintainable as a class action; (ii) declare that the Merger Agreement is unlawful; (iii) enjoin consummation of the merger contemplated by the Merger Agreement "unless and until ...[the Company] adopts and implements a procedure or process to obtain the highest possible price for shareholders"; (iv) direct the defendants to disclose all material information before seeking shareholder approval of "any acquisition;" and (v) impose a constructive trust, in favor of the plaintiffs, on any benefits improperly received by the defendants. On August 29, 2006, our stockholders disapproved the Merger Agreement and we terminated it. As a result, the parties to the Consolidated Complaint agreed to extend the deadline to file a motion to dismiss from September 1, 2006 to March 1, 2007. On or around February 26, 2007, the parties agreed to dismiss the Consolidated Complaint and on March 2, 2007, the parties filed a Stipulation and Order to Dismiss the Consolidated Complaint ("Dismissal Order") with the Court. The Consolidated Complaint will be formally dismissed upon the Court's execution of the Dismissal Order.

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


           PART II


Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and
             Issuer Purchases of Equity Securities

           (a) Our common stock is traded on AMEX. As of March 1, 2007, we had approximately 270 shareholders of record and individual participants in security position listings. There are a significantly greater number of shareholders whose shares are held in street name. Based on information we collected as of March 1, 2007, we estimate that we have at least 1,100 beneficial holders in total.

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

           We do not currently meet the earnings or net worth listing standards of AMEX. We have been informed, however, that according to AMEX policy, AMEX will not normally consider suspending dealings in or delisting the securities of a company that does not meet the earnings or net worth standards if the company's publicly held shares have a market value of at least $15 million. However, we cannot give any assurance that AMEX will continue to follow that policy or that our share price will continue to enable us to stay at that level in the future. Based on the number of our publicly held shares as of February 23, 2007, our share price would have to be at least $1.50 in order for us to reach the $15 million level. If our shares were delisted from AMEX, the marketability and liquidity of our common stock could be significantly reduced.

           The table below sets forth the high and low sale prices by quarter for the years ended December 31, 2006 and 2005, based on AMEX reported prices by certain brokers who have had transactions in our common stock during the year:


                    First            Second            Third           Fourth
                   Quarter          Quarter           Quarter         Quarter
2006
HIGH               $16.85           $25.11           $22.52          $24.16
LOW                 13.95            17.11            19.25           19.23

2005
HIGH               $16.23           $24.00           $26.83          $22.27
LOW                 11.25            11.30            20.22           12.59

Equity Compensation Plan Information (as of December 31, 2006)

Plan category               A                       B                   C
--------------   Number of securities to     Weighted-average     Number of securities
                 be issued upon exercise     exercise price      remaining available for
                 of outstanding options,     of outstanding    future issuance under equity
                   warrants and rights       options, warrants   compensation plans (excluding
                  -------------------        and rights          securities reflected in
                                             -------                  column A)
                                                                     ---------

Equity compensation
plans approved by         258,000               $3.93                1,126,000
security holders

Equity compensation
plans not approved by     169,200                N/A                  167,472(1)
security holders(2)

Total                     427,200               $3.93                1,293,472


           (1) Of the 167,472 shares referenced in column C of the above table, 121,452 are from our Restricted Stock Plan and 46,020 are from our Stock Compensation Plan for Directors Serving on the Compensation Committee, which are described in Note 12 of our consolidated financial statements included in this report. We have a Stock Compensation Plan, under which directors who are members of the Compensation Committee have the right to receive all or part of their annual fees in the form of Common Stock having a fair market value equal to the amount of their fees. Of the 50,000 shares that are allocated to this plan, 46,020 remain available for issuance.

           (2) Restricted stock for employees issued in 2005 which was not approved by security holders.

              Comparison of Five-Year Cumulative Total Returns
                         Performance Graph for
                      Riviera Holdings Corporation

             Produced on 03/01/07 including data to 12/29/2006

         The following graph compares the annual change in the cumulative total return, assuming reinvestment of dividends, on the Company's Common Stock with the annual change in the cumulative total returns of the NASDAQ Broad Market, the American Stock Exchange Index (the "AMEX Index"), the New York Stock Exchange (the "NYSE") and the NASDAQ Amusement and Recreation Services Index (the "NASDAQ 79xx"), which the Company considers to be its peer industry group. The graph assumes an investment of $100 on December 31, 2001, in each of the Common Stock, the stocks comprising the NASDAQ Broad Market, the stocks comprising the AMEX Index and the stocks comprising the NASDAQ 79xx.


The graph is a Comparison of Cumulative Total Return Among the Company, NYSE/ AMEX/Nasdaq Stock Market (US Companies) and Nasdaq stocks (SIC 7900 - 7999 US Companies amusement and recreation services) (1).

                     Riviera           NYSE/AMEX/Nasdaq            Nasdaq
                                        U.S. Companies            (SIC 79xx)
                                                          US Amusement Companies

 12/31/01             100.0                100.0                    100.0
 12/31/02             101.9                 79.4                     81.9
 12/31/03             127.6                104.6                    115.5
 12/31/04             978.8                117.5                    145.9
 12/31/05            1159.7                124.7                    139.5
 12/31/06            1709.4                144.6                    187.8

(1) Comprised of companies whose stock is traded on the Nasdaq National Market and whose standard industrial classification is within 7900-7999. The company does not necessarily believe that this is an indication of the value of the Company's stock.

(b) Not Applicable

(c) Not Applicable


Item 6.    Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company for the years ended December 31 (in thousands, except Net Loss Per Diluted Common Share, and adjusted for three-for-one stock split in 2005):

---------------------- ---------- ----------- ---------- ----------- ----------
                        2006        2005        2004          2003       2002
---------------------- ---------- ----------- ---------- ----------- ----------
Net Operating Revenue   $200,994    $202,227   $201,350    $190,159   $188,292
Net Loss                  ($335)    ($3,992)   ($2,086)   ($14,453)  ($24,726)
Net Loss Per Diluted
  Common Share           ($0.03)     ($0.34)    ($0.20)     ($1.39)    ($2.39)
Total Assets            $213,682    $211,769   $217,536    $221,538   $235,896
Long-Term Debt          $215,004    $215,431   $216,467    $219,625   $220,124
---------------------- ---------- ----------- ---------- ----------- ----------

           The net loss for 2006 was impacted by costs totaling approximately $3.0 million or $0.25 per share, including mergers, acquisitions and development costs of $1.3 million, Sarbanes-Oxley expenses of $820,000 and equity based compensation expense of $813,000. The net loss for 2005 was impacted by costs totaling approximately $3.6 million or $0.30 per share, including Sarbanes-Oxley Act expenses of $1.2 million, equity-based compensation expense of $1.6 million and asset impairment write-down of $777,000. The net losses for 2003 and 2004 were impacted by $2.4 million or ($0.23) per share and $1.1 million or ($0.10) per share, respectively, for mergers, acquisitions or development costs. The net loss for 2002 was impacted by costs associated with refinancing our bonds.


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Developments

           We own and operate Riviera Las Vegas on the Las Vegas Strip in Las Vegas, Nevada, and Riviera Black Hawk in Black Hawk, Colorado.

           Our capital expenditures for Riviera Las Vegas are geared to maintain the hotel rooms, gaming product and amenities in sufficient condition to compete for customers in the convention market and casino market. In 2007, we intend to begin a process of upgrading our rooms in Las Vegas by featuring new Euro beds and flat screen TV's. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in, slot ticket redemption and slot club redemptions. As of December 31, 2006 substantially all of our slot machines had been converted to the Ticket-In Ticket-Out (TITO) system in both Las Vegas and Black Hawk. In Black Hawk, the $5 maximum bet restricts table games to a minimum and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market and upgrade our Food & Beverage amenities.

           Our marketing focus in Las Vegas is on using direct marketing efforts to customers in our database and providing complimentary rooms to our slot customers based on the level of their play, while reducing the number of rooms available for our Tour and Travel customers. We also seek to maximize the number of people who patronize Las Vegas but who are not guests in our hotel by capitalizing on our prime Las Vegas Strip location, convention center proximity and several popular in-house productions. We are well situated on the Las Vegas Strip near Circus Circus, Sahara, Las Vegas Hilton, the Las Vegas Convention Center, Wynn Las Vegas, the planned $4.5 billion Echelon project planned on the site of the recently closed Stardust and the $2 billion Fontainebleau project just to our north, as well as numerous non-gaming condominium and time-share projects which are either planned or under construction within walking distance of our casino. However, the recent closures of the Stardust and Westward Ho as well as construction in our immediate area, has caused a significant reduction in walk-in traffic and may continue to do so for the foreseeable future.

           Our marketing focus in Black Hawk is on using direct marketing efforts to customers in our database and providing exciting events and give-aways to our loyalty program members.

           On August 29, 2006, our shareholders disapproved the Merger Agreement that we had entered into on April 5, 2006 and we terminated it. Consummation of the merger as contemplated by the Merger Agreement would have resulted in our shareholders receiving $17 in cash for each share of our stock that they held.

           Under the Merger Agreement, we agreed to pay a "Topping Fee" of approximately $7.9 million if: (i) the Merger Agreement is terminated because our shareholders did not approve it; (ii) prior to such termination, a competing "Takeover Proposal" (which includes a proposal for the acquisition of 30% or more of our assets or more than 30% of our outstanding stock or the stock of any of our subsidiaries or for the acquisition of us or any of our subsidiaries through a merger or other business combination) had been announced and had not been withdrawn; and (iii) within 12 months after such termination, we enter into a definitive agreement with a third party with respect to the consummation of a Takeover Proposal or any Takeover Proposal is consummated.

           On August 8, 2006, we announced that we received an unsolicited, competing takeover proposal on substantially the same terms and conditions set forth in the Merger Agreement. Prior to our termination of the Merger Agreement, that competing takeover proposal had not been withdrawn. On September 6, 2006, we announced that our board of directors had terminated its consideration of that takeover proposal.

           On November 13, 2006, we reported (i) our receipt of a non-binding proposal from Ian Bruce Eichner and the D.E. Shaw group, on behalf of an entity to be formed by them, to acquire by merger all of our outstanding shares at a cash price of $21 per share, (ii) our entry into an exclusive negotiating agreement with Mr. Eichner and a member of the D.E. Shaw group and (iii) certain related resolutions adopted by our board of directors. On December 13, 2006, the exclusive negotiating agreement and the related approvals and waivers by our board of directors expired and the proposal was withdrawn.

           In order to attain profitable operations, we must reach income from operations of approximately $26.0 million, (which is 2.3 percent higher than our year-end 2006 level of such income) based on our current debt structure. Going forward, we expect our Sarbanes-Oxley Act expenses to decrease significantly as we move into our third year (2007) of being an accelerated filer, we estimate our future annual equity-based compensation expense to be approximately $800,000, and we expect asset impairment charges to be nominal. Mergers, acquisitions and development costs are in large part the results of contacts made or opportunities offered by third parties, which may be outside of our control and may require our attention and resources in view of our fiduciary duties to stockholders. If, however, we can significantly reduce our mergers, acquisitions and development costs and meet our estimated requirements mentioned above in this paragraph, our income from operations would exceed $26 million, which would slightly exceed our current interest expense and would likely result in a nominal net income.

           If we are able to refinance our 11% Notes at a more favorable interest rate, we could save in excess of $2 million for each percentage point reduction in interest rate. This could have a significant positive effect on our net income. We are currently exploring refinancing opportunities and we expect to refinance in 2007.


Results of Operations

2006 Compared to 2005

           The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. Operating income from properties is presented on the following schedule:


                                    Year Ended December 31,  $ Change    % Change
(Dollars In Thousands)                  2006         2005   Incr/(Decr)  Incr/(Decr)

Net Revenues:
  Riviera Las Vegas                  $ 149,202   $ 150,688   $ (1,486)   (1.0)%
  Riviera Black Hawk                    51,742      51,539        203     0.4 %
                                      --------    --------   --------    ------
           Total Net Revenues        $ 200,944   $ 202,227   $ (1,283)   (0.6)%
                                      ========    ========   ========   =======
Operating Income:
  Riviera Las Vegas                   $ 21,000    $ 19,065    $ 1,935    10.1 %
  Riviera Black Hawk                    11,209      10,941        268     2.4 %
  Mergers, Acquisitions, Development
     and Project Costs                  (1,318)         65     (1,383)    N/M
  Sarbanes-Oxley Act Expenses             (820)     (1,233)       413   (33.5)%
  Equity Compensation                     (813)     (1,627)       814   (50.0)%
  Asset Impairment                         (19)       (777)       758   (97.6)%
  Corporate Expenses                    (3,823)     (4,045)       222    (5.5)%
                                       --------    --------   -------   -------
           Total Operating Income     $ 25,416    $ 22,389    $ 3,027    13.5 %
                                       ========    ========   =======   =======

Riviera Las Vegas

Revenues

           Net revenues for Riviera Las Vegas decreased by approximately $1.5 million, or 1.0%, from $150.7 million in 2005 to $149.2 million in 2006 primarily due to decreased entertainment and other revenue. Poker was reestablished in 2005 and continued to show growth in 2006. Entertainment revenues decreased by approximately $3.7 million, or 21.2%, from $17.4 million during 2005 to $13.7 million during 2006 due to the closure of our Splash show in the main showroom in September 2006 and reduced covers in our other shows. We are in negotiation for a replacement show and the showroom should reopen sometime in mid 2007. Other revenues decreased $1.8 million as a result of the outsourcing of our gift shops to ABC Stores in February 2006. Slot revenues increased $2.4 million from $45.0 million in 2005 to $47.4 million in 2006 as a result of increased volume and the increase in hold percentage. Poker revenues increased from $652,000 in 2005 to $1.2 million in 2006 and offset the decrease in table games revenue, resulting from lower volume and a lower hold percentage in 2006. Room revenues increased $4.7 million, as the average room rate increased $6.63 or 9.2% from $71.87 to $78.47 and hotel occupancy decreased slightly from 92.6% in 2005 to 92.2% in 2006. Revenue per available room (Rev
Par) increased $5.86 from $66.51 to $72.37 or 8.8%. The increase was due to a 11.1% increase in convention room revenue, which made up 41.4% of total room revenue.

Operating Income

     Operating income in 2006 increased $1.9 million, to $21.0 million or 10.1% from $19.1 million in 2005. This increase is primarily due to increased gaming and hotel revenues as described above, and the effects of increased spending of casino marketing and other expenses in the gaming departments due to increased promotional costs for our 50th anniversary celebration and free slot play program in 2005 that were not profitable when compared to current promotions.

Riviera Black Hawk

Revenues

           Net revenues for Riviera Black Hawk, which are primarily gaming revenues, increased $203,000, or 0.4% from $51.5 million in 2005 to $51.7 million in 2006. Revenues in 2005 were negatively impacted by a rockslide that closed a major access road to the market for three months and by other road projects throughout the year. Revenues in 2006 were negatively impacted by weather conditions in December 2006, including a large snowfall which caused the major roads to be closed for approximately five days and by increased competition in the region with expansions and new property openings during 2006. Operating Income

           Operating income increased $735,000 from $10.5 million in 2005 to $11.2 million in 2006. The improvement results from efficiencies generated from the TITO conversion and the 2005 asset impairment write-off of approximately $467,000 due to the discontinuation of a project to build a pedestrian bridge connecting to the Isle of Capri.

Consolidated Operations

           Operating income increased $3.0 million from $22.4 million in 2005 to $25.4 million in 2006 due to increased gaming and hotel revenue and a decrease in depreciation and amortization expense as a result of our convention center in Las Vegas and slot machines and equipment in Black Hawk becoming fully depreciated in late 2005 and early 2006.

Net loss was $335,000 in 2006 down $3.6 million from a net loss of $3.9 million in 2005 due to an increase in operating income and reduced interest expense.

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

                                    Year Ended December 31,  $ Change    % Change
(Dollars In Thousands)                  2005         2004   Incr/(Decr)  Incr/(Decr)

Net Revenues:
  Riviera Las Vegas                  $ 150,688   $ 147,949   $  2,739     1.9%
  Riviera Black Hawk                    51,539      53,401     (1,862)   (3.5)%
                                      --------    --------   --------    ------
           Total Net Revenues        $ 202,227   $ 201,350   $    877      0.4%
                                      ========    ========   ========   =======
Operating Income:
  Riviera Las Vegas                   $ 19,065    $ 19,271    $  (206)   (1.1)%
  Riviera Black Hawk                    10,941      10,919         22     0.2 %
  Mergers, Acquisitions, Development
     and Project Costs                      65      (1,193)     1,258  (105.4)%
  Sarbanes-Oxley Act Expenses           (1,233)          0     (1,233)
  Equity Compensation                   (1,627)          0     (1,627)
  Asset Impairment                        (777)          0       (777)
  Corporate Expenses                    (4,045)     (4,038)        (7)   (0.2)%
                                       --------    --------   -------   -------
           Total Operating Income     $ 22,389    $ 24,959    $(2,570)  (10.3)%
                                       ========    ========   =======   =======

Riviera Las Vegas

Revenues

           Riviera Las Vegas' net revenues increased by approximately $2.7 million, or 1.8%, from $148.0 million in 2004 to $151.0 million in 2005 primarily due to increased average daily rate for our rooms. Room revenues increased $5.1 million, as the average room rate increased $7.03 or 10.8% from $64.81 to $71.87 and hotel occupancy remained constant at 92.6%. Rev Par increased $6.52 from $59.99 to $66.51 or 10.9%. The increase was due to a 16.1% increase in convention room revenue, which made up 42.9% of total room revenue. Revenues at the gaming tables increased $1.2 million due to an increase in hold percentage as customers continued to play new games, which generally have a high hold percentage. Slot revenues increased slightly, however after deducting cash rebates and free play, net slot revenues were down $2.2 million or 5.1%. Surveys indicate that our gaming customers are spending less of their gaming budgets at our casino than in the past. As a result of these surveys, we have revised our marketing plans to include activities, which our customers favor, including more entertainment on the casino floor during the daytime hours and more food and beverage options. Entertainment revenues decreased by approximately $3.3 million, or 16.2%, from $20.7 million during 2004 to $17.1 million during 2005 due primarily to the addition of new shows by Las Vegas Strip competitors. Largely due to this increase in competition, we experienced an overall attendance decrease of 163,100 or approximately 25%.

Operating Income

           Operating income decreased $206,000, or 1.1%, from $19.3 million in 2004 to $19.1 million in 2005 primarily due to higher slot marketing costs in 2005. During 2005, casino marketing and other expenses increased $1.7 million as our margin decreased 3.5% in the gaming departments, due to increased promotional costs of approximately $600,000 for our 50th anniversary celebration and free slot play programs that supported revenues but were not as profitable when compared with prior promotions. Food, beverage and entertainment departmental profits were down approximately $1.5 million due, in part, to higher payroll costs under union contracts.

Riviera Black Hawk

Revenues

           Riviera Black Hawk's net revenues decreased $1.9 million, or 3.5% from $53.4 million in 2004 to $51.6 million in 2005.Revenues were negatively impacted by a rockslide that closed a major access road to the market for three months and by other road projects throughout the year.

Operating Income

           Operating income decreased by $445,000, or 4.1% from $10.9 million in 2004 to $10.5 million in 2005. Lower revenues were partially offset by decreased general and administrative expense.

Consolidated Operations

           Operating income was impacted by costs totaling approximately $3.6 million or $0.30 per share, including Sarbanes-Oxley Act expenses of $1.2 million, equity-based compensation of $1.6 million and asset impairment of $837,000. Mergers, acquisitions and development costs decreased $1.3 million, resulting from a $1 million fee paid to us by a potential buyer of our company, which offset 2005 costs. Our discussions with that party ended in 2005, and we retained the fee.

Net loss increased $1.9 million from $2.1 million in 2004 to $3.9 million in 2005 due to a decrease in operating income as discussed above.

Liquidity and Capital Resources

           Cash and cash equivalents at December 31, 2006 increased $4.7 million from December 31, 2005 to $25.3 million. Cash balances include amounts that may be required to fund our CEO's pension obligation with five days notice. (See Notes 7 and 12 to the financial statements). Although we are aware of no current intention of our CEO to require this funding, under certain circumstances we would have to disburse approximately $3.0 million in a short period, subject to the provisions of our agreement with him.

           For 2006, our net cash provided by operating activities increased to $14.4 million compared to $11.0 million in 2005 due primarily to a decrease in operating loss. Cash flows used in investing activities were $9.1 million in 2006 compared to $8.3 million in 2005 due to an increase in capital expenditures. Net cash used in financing activities was $587,000 in 2006 compared to $1.0 million in 2005. We believe that cash flow from operations, combined with our $25.3 million cash and the $30 million available on our senior secured credit facility discussed below, will be sufficient to cover our annual debt service and enable our investment in budgeted capital expenditures. Such expenditures include approximately $8.0 million in maintenance capital expenditures and property upgrades of approximately $3.0 million, which we will use primarily for the room renovation program at Rivera Las Vegas, the purchase of slot machines in Las Vegas and Black Hawk and for other contingencies.

           On June 26, 2002, we secured debt in the principal amount of $215 million in the form of the 11% Notes with a maturity date of June 15, 2010. Interest on the 11% Notes is at the annual rate of 11%, paid semiannually on each June 15 and December 15. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the 11% Notes at maturity. Accordingly, our ability to repay the 11% Notes at maturity will be dependent upon our ability to refinance the 11% Notes. There can be no assurance that we will be able to refinance the principal amount of the 11% Notes at maturity or that any such refinancing will be on favorable terms. On June 15, 2006, we were able to redeem the 11% Notes at a premium beginning at 105.5% and declining each subsequent year to par in 2009. We are currently exploring refinancing opportunities, with a view to refinancing the 11% Notes in the second half of 2007, on more favorable terms and rates than exist today. At that time, the call premium will be 103.67%.

           The Note Indenture provides that, in certain circumstances, we must offer to repurchase the 11% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, we would be unable to pay the principal amount of the 11% Notes without a refinancing.

           The Note Indenture contains certain covenants, which limit our ability, subject to certain exceptions, to: (1) incur additional indebtedness;
(2) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (3) enter into certain transactions with affiliates; (4) create certain liens; (5) sell certain assets; and (6) enter into certain mergers and consolidations. As a result of these restrictions, our ability to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, we would be required to curtail or defer certain capital expenditure programs, which could have an adverse effect on operations. As of December 31, 2006, we believe that we were in compliance with the covenants.

           On July 26, 2002, we entered into a $30 million, five-year senior secured credit facility, which expires July 26, 2007. The credit facility is secured by substantially the same collateral that secures the 11% Notes. The lien on the collateral securing the credit facility is senior to the lien securing the 11% Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, we can obtain extensions of credit in the forms of cash and letters of credit. We are required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo Bank at its principal office in San Francisco as its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings (LIBOR) in U.S. dollars plus 3.00%. However, the minimum interest rate we will be charged on outstanding cash advances is 4.50%. We expect to refinance a similar type arrangement in the second-half of 2007 in connection with our refinancing of the 11% Notes.

Contractual Obligations

           The table under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" summarizes our contractual obligations and commitments as of December 31, 2006.

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

Long-lived Assets

           We have a significant investment in long-lived property and equipment. We estimate that the non-discounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these non-discounted future cash flows could necessitate an impairment charge that would adversely affect our operating results. We estimate useful lives for our assets based on historical experience, estimates of such classes of assets' commercial lives generally, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge or adjust the period over which this asset is depreciated. We review useful lives, and obsolescence, and we assess commercial viability of these assets periodically.

Deferred Tax Assets

           We utilize estimates related to estimated future taxable income in the application of Statement of Financial Accounting Standards ("SFAS") No. 109 to the realization of deferred tax assets. Our estimates are based upon recent operating results and budgets for future operating results. The valuation allowance has been recorded for our net operating loss carry forwards, excluding our AMT credits, which have an indefinite life.

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

Recently Issued Accounting Standards

           In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (see below). We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

           In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. The adoption of SFAS No. 158 did not have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

           In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

           On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial. Statements". SAB 108 clarifies how companies should quantify financial statement misstatements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of SAB 108 did not have a material impact on our results of operations, financial position or cash flows.

           In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Condensed Consolidated Financial Statements and we do not believe the adoption will have a material impact.

           In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 ("EITF 06-3"), "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. We do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles not prescribed by specific transition provisions of the newly adopted standard. It carries forward without change the requirements of APB Opinion No. 20 for accounting for error corrections and changes in estimates. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. The adoption did not have a material impact on our consolidated financial statements.

Forward-Looking Statements

           Throughout this report we make "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act. Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect," "projections" or "anticipate" and similar words and include all discussions about our ongoing or future plans, objectives or expectations. We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

           Specific factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

o the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;
o our substantial indebtedness, debt service requirements and liquidity constraints;
o our ability to refinance our 11% Notes on more favorable terms later this year;
o the availability of additional capital to support capital improvements and development;
o  fluctuations in the value of our real estate, particularly in Las Vegas;
o competition in the gaming industry, including the availability and success of alternative gaming venues and other entertainment attractions;
o  retirement or other loss of our senior officers;
o economic, competitive, demographic, business and other conditions in our local and regional markets;
o  changes or developments in laws, regulations or taxes in the gaming industry;

o actions taken or not taken by third parties, such as our customers, suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
o changes in personnel or compensation, including federal minimum wage requirements;
o our failure to obtain, delays in obtaining, or the loss of, any licenses, permits or approvals, including gaming and liquor licenses, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any of our licenses, permits or approvals on a timely basis;
o the loss of any of our casino facilities due to terrorist acts, casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;
o other adverse conditions, such as economic downturns, changes in general customer confidence or spending, increased transportation costs, travel concerns or weather-related factors, that may adversely affect the economy in general or the casino industry in particular;
o  changes in our business strategy, capital improvements or development plans;
o the consequences of the war in Iraq and other military conflicts in the Middle East, concerns about homeland security and any future security alerts or terrorist attacks such as the attacks that occurred on September 11, 2001;
o  other risk factors discussed elsewhere in this report; and
o  a decline in the public acceptance of gaming.

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

           As of December 31, 2006, we had $215.0 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 (with a carrying value of $213.2 million) and equipment loans/capital leases maturing at various dates through 2009. Interest under the 11% Notes is at a fixed rate of 11%. The equipment loans and capital leases have interest rates ranging from 5.5% to 5.8%. The borrowings also include $411,000 in a special improvement district bond offering ("SID Bonds") with the City of Black Hawk. Our share of the debt on the SID Bonds of $1.2 million is payable over a ten-year period ending 2010. The SID Bonds bear interest at 5.5%. We are not susceptible to interest rate risk because our outstanding debt is at fixed rates. Our $30 million senior secured revolving credit facility is at prime plus three-quarters of one percent and does not subject us to a material interest rate fluctuation as we have had virtually no borrowings on the revolver. An annual fee of 0.5 percent is charged in monthly installments on the unused portions of the revolver plus a $3,000 monthly service fee. As of December 31, 2006, we had no borrowings outstanding under our senior secured credit facility.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in Thousands)                                                                    Fair Value
                                2007     2008    2009     2010   2011  Thereafter Total   At 12/31/06
                                ----     ----   -----     ----   ----  ---------- -----  ------------
Long -Term Debt                                  All interest rates are fixed
   Including Current Portions
Equipment loans and
 capital leases-Las Vegas        $751     $187     $54                               $992      $992
Average interest rate            5.8%     5.8%    5.8%

11% Notes                                                $215,000                $215,000  $227,105
Less unamortized discount                                 (1,399)                 (1,399)   (1,399)
Average interest rate                                       11.8%

SID Bonds-Black Hawk,
 Colorado casino project         $128     $137    $146                               $411      $411
Average interest rate            5.5%     5.5%    5.5%

Total of all Long-Term Debt,
Including Current Portions
                                 $879     $324    $200   $213,601                $215,004  $227,109

Other Long - Term Liabilities
Including Current Portion

CEO pension plan obligation    $1,000   $1,000  $1,000        $93                  $3,093    $3,093

Average interest rate           11.8%    11.8%   11.8%      11.8%

Total Long-Term Obligations    $1,879   $1,324  $1,200   $213,694                $218,097  $230,613

Expected Interest payments    $24,087  $23,828 $23,692    $11,836


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

           As of December 31, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures are effective.

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

           We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective.

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

Item 9B.  Other Information

None.

         PART III

Item 10.   Directors and Executive Officers of the Registrant


Directors

           The following table presents information as of February 23, 2007 regarding our directors and the directors of Riviera Operating Corporation ("ROC"), our wholly-owned subsidiary:

      Name                Age      Position

  William L. Westerman    75     Our Chairman of the Board, CEO and President;
                                 Chairman of the Board and Chief Executive
                                 Officer of ROC

   Jeffrey A. Silver      61     Our and ROC's Director

   Paul A. Harvey         69     Our and ROC's Director

   Vincent L. DiVito      47     Our and ROC's Director

   James N. Land, Jr.     77     Our and ROC's Director

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

           Jeffrey A. Silver has been one of our and ROC's Directors since February 26, 2001. Mr. Silver is a shareholder with the law firm of Gordon & Silver, Ltd., in Las Vegas, Nevada. Mr. Silver served as the Chief Deputy District Attorney, Clark County, Nevada from 1972 to 1975 and was a Board Member with the Nevada Gaming Control Board from 1975 to 1978 before engaging in the private practice of law from 1979 to 1981 and 1984 to the present. Mr. Silver was the Chief Operating Officer ("COO") and General Counsel of the Landmark Hotel & Casino from 1981 to 1983, CEO of the Riviera, Inc. from 1983 to 1984 and Senior Vice President at Caesars Palace in 1984. Mr. Silver served on the Board of the LVCVA from 1989 to 1992 as Secretary/Treasurer and also served as trustee. He was a member of the Board of Directors of the Greater Las Vegas Chamber of Commerce from 1988 to 1995 and in 1988 was its Chairman. Mr. Silver served for four years as a member of the United States Travel and Tourism Advisory Board. He was President of the International Association of Gaming Attorneys from 1992 to 1994 and Chairman of the American Bar Association Section of Gaming Law from 1994 to 1996.

           Major General Paul A. Harvey USAF (Ret) has been one of our and ROC's Directors since May 18, 2001. General Harvey is a consultant to the gaming, hotel and resort industry. General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East. He flew 160 combat missions in Vietnam and Southeast Asia before retiring in 1991 as a command pilot with over 5,000 flying hours. Following retirement, he was an Executive in Residence and Assistant to the President of William Carey College and taught MBA studies in management and leadership. General Harvey was the Executive Director of the Mississippi Gaming Commission from 1993 through 1998 before becoming President and CEO of Signature Works, Inc., the largest employer of blind and visually impaired people in the world. In 2000 Signature Works, Inc. merged with LCI, Inc. His present company, PDH Associates, Inc., provides consulting service to the gaming, hotel and resort industry. Since 1996, General Harvey has served on the board of directors of the National Center for Responsible Gaming. He also serves on the board of directors of Vending Data Corporation which is headquartered in Las Vegas, Nevada and is an AMEX-listed company, and on the board of directors of Mikohn Gaming Corporation, d/b/a Progressive International Corporation, also headquartered in Las Vegas, Nevada and a publicly reporting company under the Exchange Act. General Harvey is also a Commissioner on the Mississippi Band of Choctaw Indians Athletic and Boxing Commission.

           Vincent L. DiVito was appointed as one of our and ROC's Directors effective June 14, 2002. Mr. DiVito is Vice President, CFO and Treasurer of Lonza, Inc., a global specialties chemical business headquartered in Allendale, New Jersey. Lonza, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange. Prior to September 2000, Mr. DiVito was the Vice President and CFO of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, after having served as the Director of Business Development. From 1984 to 1990 Mr. DiVito was the Vice President of Miracle Adhesives Corp. (a division of Pratt & Lambert, an AMEX-listed manufacturer of paints, coatings and adhesives). He also serves on the board of directors of Vending Data Corporation which is headquartered in Las Vegas, Nevada and is an AMEX-listed company. Prior to 1984, Mr. DiVito spent two years on an audit team at Ernst & Whinney (now Ernst & Young). Mr. DiVito is a certified public accountant and certified management accountant.

           James N. Land, Jr., is a corporate consultant and was appointed as one of our and ROC's Directors on April 12, 2004. Mr. Land was first elected a Director of the Company and ROC on January 21, 1999 and served in that position until May 31, 2002. From 1956 to 1976, Mr. Land was employed by The First Boston Corporation in various capacities, including Director, Senior Vice President, Co-Head of Corporate Finance, and head of International Operations. From 1971 through 1999, he served as Director of various companies, including Kaiser Industries Corporation, Marathon Oil Company, Castle & Cooke, Inc., Manville Corporation, NWA, Inc., Northwest Airlines, and Raytheon Company.

Executive Officers

           The following table presents information as of February 23, 2007 regarding our and ROC's executive officers:

 Name                    Age    Position

 William L. Westerman    75     Our and ROC's Chairman of the Board and
                                CEO, and our President

 Mark B. Lefever         42     Our and ROC's Treasurer and CFO, and
                                Executive Vice President of Finance of ROC

 Tullio J. Marchionne    52     Our Secretary and General Counsel, and Secretary
                                and Executive Vice President of ROC

 Robert A. Vannucci      59     President and Chief Operating Officer of ROC

For a description of the business experience of William L. Westerman, see "Directors" above.

           Mark Lefever became our and ROC's CFO and Treasurer and ROC's Executive Vice President of Finance on May 22, 2006. From 2004 to April 2006, Mr. Lefever was Senior Vice President and CFO of Resorts International Hotel & Casino, Inc., located in Atlantic City, New Jersey. From 2001 until December 2003, Mr. Lefever was General Manager and Vice President of 29 Palms Enterprises & Operating Company for Trump 29 Casino, a California Native American casino located in the greater Palm Springs area. Prior to that, Mr. Lefever served initially as Vice President and CFO and later as COO of the Desert Inn Resort & Casino from 1997 through 2000. Mr. Lefever's gaming career began in Tunica, Mississippi as the Vice President and CFO of Sheraton Casino from 1996 through 1997. Prior to his gaming positions, Mr. Lefever spent 10 years in the audit and business advisory practice with Arthur Andersen LLC. He is a member of the New Jersey Society of Certified Public Accountants, and holds a BS degree in Accounting from Villanova University.

           Tullio J. Marchionne became our General Counsel on January 10, 2000, was appointed as our and ROC's Secretary on February 17, 2000 and was elected Vice President of ROC on February 26, 2001 and Executive Vice President in June of 2005. Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a casino dealer and served in various capacities including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when he was transferred to the Four Queens Hotel and Casino as Director of Casino Operations pursuant to the management agreement our subsidiary had with the Four Queens. He served in that position until May 1997. Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997. Mr. Marchionne served as a Casino Supervisor with Bally's Las Vegas from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort At Summerlin from November 1998 until December 1999.

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

           Our and ROC's officers serve at the discretion of our and ROC's respective Boards of Directors, and they are also subject to the licensing requirements of the Nevada Gaming Commission and Colorado Gaming Commission.

Audit Committee; Audit Committee Financial Expert

           We have a separately-designated standing Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Vincent L. DiVito, Paul A. Harvey and James
N. Land, Jr.

           We have determined that the Chairman of our Audit Committee, Vincent
L. DiVito, who meets the AMEX audit committee independence requirements, is an "audit committee financial expert", as defined in Item 407(d)(5)(ii) of SEC Regulation S-K. Mr. DiVito is a certified public accountant and certified management accountant, spent two years on the audit team at Ernst & Whinney (now Ernst & Young) and is currently the CFO and treasurer of a global specialties chemical business.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Exchange Act (Section 16(a)) requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC certain reports regarding ownership of our common stock. Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports that were furnished to us and written representations made to us by those reporting persons in connection with certain of those reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during 2006.

Code of Ethics

           We have adopted certain ethical policies that apply to all of our employees at the level of Supervisor or higher, including our principal executive officer, principal financial officer and principal accounting officer. Those policies, together with certain rules adopted by our Disclosure Committee, comprise what we consider to be our code of ethics. Those policies and rules are posted on our Internet web site at www.theriviera.com.

Item 11.   Executive Compensation

           Information regarding this item is incorporated herein by reference to our proxy statement to be filed on or about April 6, 2007, relating to the annual meeting of our stockholders to be held on May 15, 2007.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters

           Information regarding this item is incorporated herein by reference to our proxy statement to be filed on or about April 6, 2007, relating to our annual meeting of stockholders to be held on May 15, 2007.

Item 13.   Certain Relationships and Related Transactions

           Information regarding this item is incorporated herein by reference to our proxy statement to be filed on or about April 6, 2007, relating to our annual meeting of stockholders to be held on May 15, 2007.

Item 14.   Principal Accountant Fees and Services

           Information regarding this item is incorporated herein by reference to our proxy statement to be filed on or about April 6, 2007, relating to our annual meeting of stockholders of the Company to be held on May 15, 2007.

         PART IV

Item 15.   Exhibits and Financial Statement Schedules

           (a)(1)   List of Financial Statements

           The following is the list of Registered Public Accounting Firm
            Reports and the consolidated Financial Statements of the Company:

            . Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting . Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

            .    Consolidated Balance Sheets as of December 31, 2006 and 2005

            . Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

            . Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2006, 2005, and 2004

            . Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

            .    Notes to Consolidated Financial Statements

           (a)(2)   List of Financial Statement Schedules

           No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

           (a)(3)   List of Exhibits

              Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index herein, which information is incorporated herein by reference, and such exhibits are filed herewith.

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

                                  March 2, 2007


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                        Date


/s/ WILLIAM L. WESTERMAN     Chairman of the Board, Chief        March 2, 2007
------------------------     Executive Officer and President
William L. Westerman


/s/ MARK B. LEFEVER          Treasurer (Principal Financial      March 2, 2007
------------------------     and Accounting Officer)
Mark B. Lefever


/s/ JEFFREY A. SILVER        Director                            March 2, 2007
------------------------
Jeffrey A. Silver


/s/ PAUL A. HARVEY           Director                            March 2, 2007
------------------------
Paul A. Harvey


/s/ VINCENT L. DIVITO        Director                            March 2, 2007
-----------------------
Vincent L. DiVito


/s/ JAMES N. LAND, JR.       Director                            March 2, 2007
-----------------------
James N. Land, Jr.

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

10.7* Operating Agreement dated June 30, 1993, between the Company and Riviera Operating Corporation (see Exhibit 10.15 to Registration Statement on Form S-1 filed on August 11, 1993, Commission File No. 33-67206)

10.8* Adoption Agreement regarding Profit Sharing and 401(k) Plans of the Company (see Exhibit 10.16 to Registration Statement on Form S-1 filed on August 11, 1993, Commission File No. 33-67206)

10.9* Tax Sharing Agreement between the Company and Riviera Operating Corporation dated June 30, 1993 (see Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1 filed on August 19, 1993, Commission File No. 33-67206)

10.10* Tax Sharing Agreement between the Company and Riviera Black Hawk, Inc. dated March 31, 1999 (see Exhibit 10.12 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.11*(A)1993 Stock Option Plan (see Exhibit 4.4 to Registration  Statement on
         Form S-8 filed on May 13,  1996,  Commission File No. 333-03631)

10.12*(A)Stock Compensation Plan for Directors Serving on the
         Compensation Committee (see Exhibit 10.14 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.13*(A)Employment Agreement dated as of November 21, 1996 among the Company, Riviera Operating Corporation and William L. Westerman (see Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-21430)

10.14*(A)Amendment to Employment  Agreement between the Company and William L.
         Westerman effective January 1, 2001 (see Exhibit 10.40 to Form 10-K filed March 23, 2001, Commission File No. 0-21430)

10.15*(A)Deferred  Compensation  Plan dated  November 1, 2000 (see Exhibit
         10.19 to Form 10-K filed March 25, 2005,  Commission File No. 0-21430)

10.16*(A)Restricted Stock Plan (see Exhibit 10.20 to Form 10-K filed March 25,
         2005, Commission File No. 0-21430)

10.17* Deed of Trust, Assignment of Rents, Leases, Fixture Filing and Security Agreement dated June 26, 2002, executed by the Company for the benefit of The Bank of New York (see Exhibit 10.21 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.18* Deed of Trust to Public Trustee, Security Agreement, Fixture Filing and Assignment of Rents, Leases and Leasehold Interests dated as of June 26, 2002, by Riviera Black Hawk, Inc. for the benefit of The Bank of New York (see Exhibit 10.22 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.19* Security Agreement dated June 26, 2002 by and among the Company, Riviera Operating Corporation, Riviera Gaming Management, Inc., Riviera Gaming Management of Colorado, Inc., Riviera Black Hawk, Inc, and The Bank of New York (see Exhibit 10.23 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.20* Assignment of Rents, Leases and Leasehold Interests dated as of June 26, 2002 by Riviera Black Hawk, Inc. for the benefit of The Bank of New York (see Exhibit 10.24 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.21* Stock Pledge and Security Agreement dated June 26, 2002, executed by the Company (see Exhibit 10.25 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.22* Stock Pledge and Security Agreement dated June 26, 2002, executed by Riviera Operating Corporation (see Exhibit 10.26 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.23* Stock Pledge and Security Agreement dated June 26, 2002, executed by Riviera Gaming Management, Inc. (see Exhibit 10.27 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.24* Environmental Indemnity dated as of June 26, 2002 by and among the Company and Riviera Black Hawk, Inc., as indemnitors, and The Bank of New York, as trustee (see Exhibit 10.28 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.25* Environmental Indemnity dated as of June 26, 2002 by and between the Company, as indemnitor, and The Bank of New York, as trustee (see
         Exhibit 10.29 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.26* Loan and Security Agreement dated as of July 26, 2002 by and among the Company and the other Borrower parties thereto, the Guarantors parties thereto and Foothill Capital Corporation (see Exhibit 10.30 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.27* Intercreditor Agreement dated as of July 26, 2002 by and between The Bank of New York, as trustee, and Foothill Capital Corporation (see Exhibit 10.31 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.28* Fee Letter, dated July 26, 2002, issued by the Company, Riviera Black Hawk, Inc. and Riviera Operating Corporation to Foothill Capital Corporation (see Exhibit 10.32 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.29* Intellectual Property Security Agreement dated as of July 26, 2002 by and between the Company and the other Debtors parties thereto, and Foothill Capital Corporation (see Exhibit 10.33 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.30* Deed of Trust, Assignment of Rents, Leases, Fixture Filing and Security Agreement dated July 26, 2002, executed by the Company for the benefit of Foothill Capital Corporation (see Exhibit
         10.34 to Amendment No. 1 to Registration Statement on Form S-4 filed on September 26, 2002, Commission File No. 333-97907)

10.31* Environmental Indemnity dated July 26, 2002 from the Company in favor of Foothill Capital Corporation (see Exhibit 10.35 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.32* Continuing Guaranty dated July 26, 2002 by and among the Company, the other Borrowers parties thereto and the Guarantors parties thereto in favor of Foothill Capital Corporation. (see Exhibit 10.36 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.33* Subordination Agreement dated July 26, 2002 by and among the Company and the other Creditors parties thereto in favor of Foothill Capital Corporation (see Exhibit 10.37 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.34* Stock Pledge and Security Agreement dated July 26, 2002, executed by the Company (see Exhibit 10.38 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.35* Stock Pledge and Security Agreement dated July 26, 2002, executed by Riviera Operating Corporation (see Exhibit 10.39 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.36* Stock Pledge and Security Agreement dated July 26, 2002, executed by Riviera Gaming Management, Inc. (see Exhibit 10.40 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.37* Deed of Trust to Public Trustee, Security Agreement, Fixture Filing and Assignment of Rents, Leases and Leasehold Interests dated July 26, 2002, executed by Riviera Black Hawk, Inc. for the benefit of Foothill Capital Corporation (see Exhibit 10.41 to Amendment No. 1 to Registration Statement on Form S-4 filed on September 26, 2002, Commission File No. 333-97907)

10.38* Environmental Indemnity dated July 26, 2002 from the Company and Riviera Black Hawk, Inc. in favor of Foothill Capital
         Corporation (see Exhibit 10.42 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No.
         333-97907)

10.39*(A)Non-Qualified  Stock Option Plan for  Non-Employee  Directors  (see
         Exhibit 4.6 to Registration Statement on Form S-8 filed on May 13, 1996, Commission File No. 333-03631)

10.40*(A)Second  Amendment to Employment  Agreement  between the Company and
         William L. Westerman effective July 15, 2003 (see Exhibit 10.46 to Form 10-K filed on March 16, 2004, Commission File No. 0-21430)

10.41*(A)Amendment of 1993 Stock Option Plan (see Exhibit 10.47 to Form 10-K filed on March 25, 2005, Commission File No. 0-21430)

10.42* Amendment Numbers One, Two, Three and Four to Loan and Security Agreement, originally dated July 26, 2002, by and among the Company and the other borrowers thereto, the Guarantors party thereto and Foothill Capital Corporation (see Exhibit 10.48 to Form 10-K filed on March 25, 2005, Commission File No. 0-21430)

10.43* Purchase and License Agreement, dated September 25, 2003, between Bally Gaming, Inc. and Riviera Operating Corporation (see Exhibit 10.49 filed on March 25, 2005, Commission File No. 0-21430)

10.44*(A)2005 Incentive Stock Option Plan (see Exhibit A To Schedule 14A filed on April 22, 2005, Commission File No. 0-21430)

10.45*(A)2005  Non-Qualified  Stock Option Plan for  Non-Employee  Directors
         (see Exhibit B to Schedule 14A filed on April 22, 2005, Commission File No. 0-21430)

10.46*(A)Incentive  Compensation  Program as amended  August 3, 1995 (see
         Exhibit 10.51 to Form 10-K filed on March 15, 2006, Commission File No. 0-21430.

10.47*(A)Form of Restricted Stock Agreement under the Company's
         Restricted Stock Plan (see Exhibit 10.52 to Form 10-K filed on March 15, 2006, Commission File No. 0-21430)

10.48* Agreement and Plan of Merger, dated April 5, 2006, among Riv Acquisition Holdings Inc., Riv Acquisition Inc. and the Company (see Appendix A to revised definitive proxy materials on Schedule 14A filed on July 3, 2006, Commission File No. 0-21430)

10.49*(A)Employment Agreement between the Company and Mark B. Lefever
         (see Exhibit 10.3 to Form 10-Q filed on August 9, 2006,
         Commission File No. 0-21430)

10.50*(A)Employment Agreement among Riviera Holdings Corporation,
         Riviera Operating Corporation and Robert A. Vannucci (see
         Exhibit 10.1 to Form 10-Q filed on November 6, 2006, Commission File No. 0-21430

10.51(A) Forms of Salary Continuation Agreements with Riviera Operating
         Corporation and Riviera Black Hawk, Inc.

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

(A) Management contract or compensatory plan or arrangement

       Riviera Holdings
       Corporation

       Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004 and Reports of Independent Registered Public Accounting Firm

RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS
------------------------------------------------------------------------------



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
 FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED
 FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2006 and 2005

   Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

   Statements of Stockholders' Deficiency for the Years Ended
     December 31, 2006, 2005 and 2004

   Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

   Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Riviera Holdings Corporation
Las Vegas, Nevada

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Riviera Holdings Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the
     Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year December 31, 2006 of the Company and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 123(R), Accounting of Stock-Based Payment, on January 1, 2006.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Riviera Holdings Corporation
Las Vegas, Nevada

     We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riviera Holdings Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed their method of accounting for share-based compendation to conform to Statement of Financial Accounting Standards No. 123(R), Accounting of Stock-Based Payment.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 9, 2007

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(In Thousands, except shares)
-------------------------------------------------------------------------------

ASSETS                                                      2006        2005

CURRENT ASSETS:
  Cash and cash equivalents                              $ 25,285     $ 20,571
  Accounts receivable - net of allowance
      of $163 and $1,244                                    3,063        3,544
  Inventories                                               1,792        2,485
  Prepaid expenses                                          4,002        4,197
                                                           ------       -------
           Total current assets                            34,142       30,797

PROPERTY AND EQUIPMENT Net                                171,320      171,130

OTHER ASSETS                                                5,774        7,396

DEFERRED INCOME TAXES-Net                                   2,446        2,446
                                                         --------    ---------
           Total assets                                 $ 213,682    $ 211,769
                                                        =========   ==========

LIABILITIES AND STOCKHOLDERS  DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term debt                         $ 879        $ 824
  Current portion of obligation to officers                 1,000        1,000
  Accounts payable                                          9,126       10,133
  Accrued interest                                          1,063        1,087
  Accrued expenses                                         13,167       12,261
                                                           ------       ------
           Total current liabilities                       25,235       25,305

LONG-TERM DEBT - Net of current portion                   214,124      214,607

OTHER LONG-TERM DEBT                                        2,763            -

OBLIGATION TO OFFICERS - Net of current portion             2,094        3,126
                                                          -------      -------
            Total liabilities                             244,216      243,038

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS  EQUITY (DEFICIENCY):
  Common stock, $.001 par value 60,000,000 shares
    authorized; 17,131,824 and 17,082,324 shares
    issued at December 31, 2006 and 2005, respectively,        17           17
    12,369,431 and 12,223,233 shares outstanding
  Additional paid-in capital                               18,165       17,301
  Treasury stock, 4,762,393 and 4,859,091 shares at
   December 31, 2006 and 2005, respectively                (9,841)     (10,047)
  Acumulated Deficit                                      (38,875)     (38,540)
                                                          --------     --------
           Total stockholders deficiency                  (30,534)     (31,269)

           Total liabilities and stockholders            ---------    ---------
              deficiency                                $ 213,682    $ 211,769
                                                         =========   ==========
See notes to consolidated financial statements.


RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------

                                               2006        2005        2004
REVENUES
  Casino                                    $ 111,459   $ 108,130   $ 110,461
  Rooms                                        56,700      52,021      46,925
  Food and beverage                            33,125      34,132      34,123
  Entertainment                                13,672      17,371      20,767
  Other                                         6,431       8,312       8,243
                                              -------     -------     -------
          Total revenues                      221,387     219,966     220,519
                                              -------     -------     -------
  Less promotional allowances                  20,443      17,739      19,169
                                              -------     -------     -------
          Net revenues                        200,944     202,227     201,350

COSTS AND EXPENSES
  Direct costs and expenses of operating
   departments:
    Casino                                     58,000      56,092      54,530
    Rooms                                      27,185      27,133      25,987
    Food and beverage                          24,224      24,645      23,675
    Entertainment                               9,536      13,214      14,066
    Other                                       1,437       2,906       2,836
  Other operating expenses
    General and administrative
        Equity compensation                       813       1,627     -
        Sarbanes-Oxley Act professional fees      820       1,233     -
        Other general and administrative       39,485      38,211      40,252
    Mergers, acquisitions and development
        costs, net                              1,318         (65)      1,193
    Asset impairments                              19         777     -
    Depreciation and amortization              12,691      14,065      13,852
                                              -------     -------     -------
         Total costs and expenses             175,528     179,838     176,391
                                              -------     -------     --------
INCOME FROM OPERATIONS                         25,416      22,389      24,959
                                              -------     -------     --------
  Interest expense, net, including related
     party interest of $400, $518  and $638
     in 2006, 2005 and 2004, respectively     (25,751)    (26,388)    (27,045)
                                              -------     -------     --------
          Total interest expense, net         (25,751)    (26,388)    (27,045)
                                              -------     --------    --------
NET LOSS                                       $ (335)   $ (3,999)   $ (2,086)
                                              ========   =========   =========
EARNINGS PER SHARE DATA Loss per share,
    basic and diluted                         $ (0.03)    $ (0.34)    $ (0.20)
                                              ========   =========   =========
  Weighted-average common and common
    equivalent shares                          12,134      11,833      10,671
                                              ========    ========    ========

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIENCY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars In Thousands)
----------------------------------------------------------------------------------------------------------
                                  Common Stock    Additional  Retained    Treasury Stock
                                -----------------  Paid-In    Earnings  -------------------
                                Shares    Amount   Capital    (Deficit)  Shares      Amount     Total
                               ------------------------------------------------------------------------

BALANCE January 1, 2004        15,498,624  $ 15    $ 13,723   $ (32,455)  (5,063,871) $ (11,320) $(30,037)

  Distribution of treasury
   stock-deferred compensation
   trust                                -     -           -          -        16,707         37        37
  Stock issued under executive
   option plan                  1,048,500     1        2,167         -             -          -     2,168
  Other                             1,200     -         (198)        -            90        824       626
  Net loss                              -     -           -      (2,086)           -          -    (2,086)
                               -----------  ----     -------     -------- -----------  --------  --------
BALANCE December 31, 2004      16,548,324     16      15,692    (34,541)  (5,047,074)   (10,459)  (29,292)

  Stock issued under executive
    option plan                   166,500      1         395         -              -          -      396
  Stock based compensation -
    stock options                       -      -          60         -              -          -       60
  Distribution of treasury stock
    deferred compensation trust         -      -        (412)        -        187,983        412        -
  Stock based compensation -
    restricted stock                    -      -       1,566         -              -          -    1,566
  Issuance of deferred compensation
    -restricted stock              367,500     -           -         -              -          -        -
  Net loss                              -      -           -     (3,999)            -          -    (3,999)
                                ---------    ----    -------    --------    ----------    ------   ---------
BALANCE December 31, 2005       17,082,324    17      17,301    (38,540)   (4,859,091)   (10,047)  (31,269)

  Stock based compensation -
     stock options                      -      -          72           -            -          -       72
  Stock issued under executive
     option plan                   97,500      -         257           -            -          -      257
  Restricted stock - Forfeited    (48,000)     -           -           -            -          -        -
  Stock based compensation -
     restricted stock                   -      -         741           -            -          -      741
  Distribution of treasury stock -
     deferred compensation              -      -        (206)          -       96,698        206        -
  Net loss                              -      -           -        (335)           -          -     (335)
                                ---------- -----   ---------  -----------   ----------  -------------------
BALANCE December 31, 2006      17,131,824   $ 17    $ 18,165   $ (38,875)  (4,762,393)  $ (9,841)$(30,534)

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands)
------------------------------------------------------------------------------


                                                     2006     2005       2004

OPERATING ACTIVITIES:
  Net loss                                          $ (335) $ (3,999) $ (2,086)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                   12,691    14,065    13,852
    Write off of development and project cost            -         -     1,193
    Stock-based compensation - restricted stock        741     1,566         -
    Stock-based compensation - stock options            72        60         -
    Provision for bad debts                            146       243       (49)
    Amortization of deferred loan fees               1,999     2,000     2,056
    Change in operating assets and liabilities:
      Accounts receivable net                          335       111      (859)
      Inventories                                      693      (438)      (21)
      Prepaid expenses and other assets                195       (96)   (1,100)
      Accounts payable                              (1,979)    1,261       800
      Accrued expenses                                 906    (2,936)      326
      Other assets                                      15       219       557
      Deferred compensation plan obligation            (32)      (48)     (691)
      Obligation to officers                        (1,000)   (1,000)   (1,000)
                                                   --------   -------  --------
         Net cash provided by operating activities  14,447    11,008    12,978

INVESTING ACTIVITIES:
  Capital expenditures for property and equipment
      Las Vegas                                     (5,651)   (5,240)   (7,169)
  Capital expenditures for property and equipment
      Black Hawk                                    (3,495)   (3,038)   (3,477)
                                                    -------  --------  --------
         Net cash used in investing activities      (9,146)   (8,278)  (10,646)
                                                    -------  --------  --------

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands)
--------------------------------------------------------------------------------


                                                    2006       2005       2004
                                                    ----       ----       ----
FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                    -         -      $ 316
  Repayment of Foothill line of credit                  -         -     (2,000)
  Repayments on long-term borrowings                 (844)   (1,440)    (3,937)
  Exercise of employee stock options                  257       395      2,168
  Other                                                 -         -        663
                                                    ------   ------     -------
          Net cash used in financing activities      (587)   (1,045)    (2,790)
                                                    ------   -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    4,714     1,685       (458)

CASH AND CASH EQUIVALENTS Beginning of year        20,571    18,886     19,344
                                                   ------   -------    -------
CASH AND CASH EQUIVALENTS End of year            $ 25,285  $ 20,571   $ 18,886
                                                   ======   =======    =======

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
  Property acquired with accounts payable
       Las Vegas, Nevada                            $ 812     $ 406      $ 331
                                                    =====    ======     ======
  Property acquired with debt Las Vegas, Nevada         -         -      $ 325
                                                    =====    ======     ======
  Property acquired with accounts payable
       Black Hawk, Colorado                         $ 619      $ 53      $ 354
                                                    =====    ======     ======
  Non-cash item Main Street expansion Black Hawk
       to financed by SID bonds                   $ 2,763         -          -
                                                   ======    ======     ======
  Cash interest paid                             $ 24,329  $ 24,608   $ 25,023
                                                   ======    ======     ======
  Distribution of deferred compensation treasury
       shares                                       $ 206     $ 412       $ 37
                                                   ======   =======    =======

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations--Riviera Holdings Corporation ("RHC") and its wholly-owned subsidiaries (together, the "Company") own and operate the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and the Riviera Black Hawk Casino ("Riviera Black Hawk") in Black Hawk, Colorado.

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

     Securities classified as cash equivalents consist of short-term investment and money market accounts (all with original maturities of 90 days or less) and had a value of $10,809,000 and $4,614,000 at December 31, 2006 and 2005, respectively.

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

     Stock-Based Compensation--As of December 31, 2006, the Company has five active stock-based compensation plans and two expired stock-based compensation plans. On January 1,2006 we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (R), using the modified prospective method application. Accordingly, prior amounts have not been restated. In the first quarter of 2006, our adoption of SFAS No. 123 (R) resulted in no incremental stock-based compensation expense, as we had no non-vested options outstanding at January 1, 2006. Under the Company's Stock Compensation Plan, the Company shall at the discretion of the non-employee directors serving on the Company's Compensation Committee, issue shares of Company common stock to those directors in lieu of cash compensation. The shares issued under this plan are valued at the market value of the shares on each regularly scheduled date for paying directors' fees.

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

                                                         2005         2004

Net loss as reported                                  $ (3,999)    $ (2,086)
Stock -based employee compenstion expense                   60            -
Deduct:  Total stock-based employee compensation
  expense determined under fair value-based methods
  for awards net of related tax effects                    (44)         (48)
Net loss pro forma                                    $ (3,983)    $ (2,134)
Basic loss per common share as reported               $  (0.34)    $  (0.20)
Basic loss per common share pro forma                 $  (0.34)    $  (0.20)
Diluted loss per common and common
  share equivalent as reported                        $  (0.34)    $  (0.20)
Diluted loss per common and common share
  equivalent pro forma                                $  (0.34)    $  (0.20)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006, respectively: dividend yield of 0%; expected volatility 64%; risk-free interest rates of 4.87%; and expected lives of 6.25 years. No options were granted in 2004 or 2005. The weighted fair value of options granted in 2006 was $14.30 per share.

      Fair Value Disclosures

     Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Expenses--The carrying value of these items is a reasonable estimate of their fair value due to their short term nature.

     Long-Term Debt--The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding at December 31, 2006 and 2005 is approximately $227,105,000 and $231,019,000, respectively.

      Treasury Stock

     Treasury shares are stated at cost. Included, as treasury shares at December 31, 2006 and 2005 were 94,324 and 191,022 shares held by the Company's Deferred Compensation Plan. These shares are eligible for voting by the plan participants. 96,698 and 187,893 shares were distributed under the Deferred Compensation Plan during the years ended December 31, 2006 and 2005.

      Revenue Recognition

     Casino Revenue--Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses less slot club cash points, cash vouchers, free play and other related customer cash incentives.

     Room Revenue, Food and Beverage Revenue, Entertainment Revenue, and Other Revenue--The Company recognizes room, food and beverage, entertainment revenue, and other revenue at the time that goods or services are provided. Prices are fixed or determinable, pervasive evidence of an arrangement exists, and collection is reasonably assured.

     Promotional Allowances-Revenues include the estimated retail value of rooms, food and beverage, and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowance. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts in thousands:

                                                  Year Ended December 31
                                             -------------------------------
                                                2006       2005       2004
                                              ---------  --------  ---------
Food and beverage                             $ 9,147    $ 8,510    $ 8,693
Rooms                                           2,693      1,333      1,096
Entertainment                                     629        632        890
                                             ---------  ----------  --------
Total costs allocated to casino departments   $12,469    $10,475    $10,679
                                              ========   =========  =======

     Estimates and Assumptions-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include recoverability of and estimated useful lives for depreciable and amortizable assets, certain accrued liabilities (including self-insurance reserves and customer loyalty programs), realizability of deferred tax assets, valuation of stock based compensation and collection allowances for receivables. Actual results may differ materially from estimates.

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

     Advertising-The costs of advertising are expensed as incurred and are allocated to each revenue department based upon content. Advertising expense was $2,814,000, $2,472,000 and $3,338,000 in 2006, 2005, and 2004,
     respectively.

     Sarbanes-Oxley Act Expenses -These costs represent professional fees to consultants and external auditors directly related to the compliance with
     Section 404 of the Sarbanes-Oxley Act of 2002.

     Recently Issued Accounting Standards-- In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (see below). We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. The adoption of SFAS No. 158 did not have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

     On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial. Statements". SAB 108 clarifies how companies should quantify financial statement misstatements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of SAB 108 did not have an impact on our results of operations, financial position or cash flows.

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements, but currently we do not believe the adoption will have a material impact.

     In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 ("EITF 06-3"), "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. We do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles not prescribed by specific transition provisions of the newly adopted standard. It carries forward without change the requirements of APB Opinion No. 20 for accounting for error corrections and changes in estimates. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. The adoption did not have a material impact on our consolidated financial statements.

2.    ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at December 31 (in thousands):

                                         2006         2005
                                        -----       ------
Casino                                  $ 335       $1,454
Hotel                                   2,891        3,334
                                        -----       ------
Total                                   3,226        4,788
Less - Collection allowances             (163)      (1,244)
                                        -----        -----
     Accounts receivable - net         $3,063       $3,544
                                       ======       ======

     Changes in the collection allowances consist of the following for the years ended December 31 (in thousands):

                                        2006          2005          2004
                                       -----         -----         -----
Beginning balance                    $ 1,244       $ 1,214       $ 1,047
Write-offs                            (1,257)         (229)          (68)
Recoveries                                30            16            37
Provision for doubtful collection        146           243           198
                                       -----        ------        ------
Ending balance                         $ 163       $ 1,244       $ 1,214
                                       =====        ======       =======

     The Company manages its credit risk by evaluating customers' credit worthiness before extending credit. The maximum credit losses that might be sustained are limited to the recorded receivables less any amounts reserved.

     In 2006 Riviera Black Hawk entered into an agreement with Global Payments Gaming Services Inc. a company that guarantees approved checks cashed at the property for a fee.

3.    PREPAID EXPENSES

      Prepaid expenses consist of the following at December 31 (in thousands):

                                        2006         2005
                                        ----         ----
Prepaid gaming taxes                   $1,527       $ 1,439
Prepaid insurance                         891           814
Other                                   1,584         1,944
                                       ------        ------
    Total                              $4,002       $ 4,197
                                       ======        ======

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31 (in thousands):

                                       2006          2005
                                       ----         ------
Land and improvements                 $ 40,904      $ 38,130
Buildings and improvements             143,417       143,417
Equipment, furniture, and fixtures     150,576       143,004
                                       -------       -------
Total cost                             334,897       324,551
Accumulated depreciation and
   amortization                       (163,577)     (153,421)
                                      ---------     ---------
Property and equipment-net            $171,320      $171,130
                                      ========      =========

      Substantially all of the Company's property and equipment are pledged as collateral to secure debt (see Note 8).

5.    OTHER ASSETS

      Other assets consist of the following at December 31 (in thousands):

                                         2006         2005
                                         ----         ----
Deposits                                 $ 58         $ 83
Bond offering costs and commissions,
net of accumulated amortization
of $7,149 and $5,556                    4,559        6,153
Other                                   1,157        1,160
                                       ------        -----
Total                                 $ 5,774      $ 7,396
                                       ======       ======

6.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable consist of the following at December 31 (in thousands):

                                        2006        2005
                                        ----        ----
Outstanding chip and token liability   $ 569       $ 401
Customer loyality liabilities            742         859
Progressive jackpot liabilities          515         654
Customer deposits and other              295         302
                                       -----       -----
Total customer-related payables        2,121       2,216

Accounts payable vendors               5,015       6,077
Insurance premiums                         -         246
Customer deposits, non-gaming          1,544       1,159
Other                                    446         435
                                       -----      ------
Total                                $ 9,126    $ 10,133
                                      ======      ======

      Accrued expenses consist of the following at December 31 (in thousands):

                                         2006       2005

Payroll and related taxes and benefits $ 8,886   $ 9,127
Property and gaming taxes                3,037     2,093
Other                                    1,244     1,041
                                         -----    -------
Total                                  $13,167   $12,261
                                        ======    ======

7.    OBLIGATION TO OFFICERS

     Obligation to officers consists of the nonqualified pension plan obligation to our Chief Executive Officer ("CEO"), including accrued interest and deferred compensation plan liabilities, payable upon expiration of his employment contract or a change of control of the Company. See Note 12 for a description of this plan. Obligation to officers consists of the following at December 31 (in thousands).

                                         2006     2005
                                         ----     ----
Nonqualified pension obligation CEO,
      unfunded                           $   -    $ 513
Accrued interest on pension CEO,
      unfunded                           3,093    3,610
Deferred compensation funded                 1        3
                                         3,094    4,126
                                         -----    -----
Less-current portion                    (1,000)  (1,000)
                                         -----    -----
Obligation to officers - net of
      current portion                   $2,094  $ 3,126
                                         =====    =====

8.      LONG-TERM DEBT

 Long-term debt consists of the following at December 31 (in thousands):

                                                    2006            2005

11% Senior Secured Notes maturing on
  June 15, 2010, bearing interest, payable
  semiannually on June 15 and December 15
  of each year, redeemable June 15, 2006
  at 105.5%; 2007 at 103.7%, 2008 at 101.8%,
  2009 and thereafter at 100%.  These notes
  are collateralized by the land and physical
  structures comprising Riviera Las Vegas and
  the assets of Riviera Black Hawk                 $213,601        $213,196

5.5% to 5.9% notes collateralized by equipment,
 payable monthly, including interest                    802           1,448

Capitalized lease obligations (Note 9)                  189             252

5.5% Special Improvement District Bonds -
  issued by the City of Black Hawk, Colorado,
  interest and principal payable monthly
  over 10 years beginning in 2000                       411             535
                                                     ------         -------
Total long-term debt                                215,003         215,431
Less-Current maturities by terms of debt               (879)           (824)
                                                    --------        --------
Total                                              $214,124        $214,607
                                                   =========       ========

    Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2007                                                 $ 879
2008                                                   324
2009                                                   199
2010                                               213,601
2011                                                     -
Thereafter                                               -
                                                    --------
Total                                             $ 215,003
                                                    =======


     On June 26, 2002, the Company obtained debt in the principal amount of $215 million in the form of 11% Senior Secured Notes with a maturity date of June 15, 2010, substantially all of which were later exchanged for virtually identical notes of the Company that were registered under the Securities Act of 1933, as amended (collectively, the "Notes"). Interest on the Notes is at the annual rate of 11% paid semiannually on each June 15 and December 15, beginning December 15, 2002. The net proceeds of the Notes, along with cash on hand, were used to defease our 10% First Mortgage Notes due 2004 and to defease Riviera Black Hawk's 13% First Mortgage Notes due 2005 with contingent interest. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the Notes at maturity on June 15, 2010. Accordingly, the ability of the Company to repay the Notes at maturity will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the Notes at maturity.

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

    Year                                                 Percentage
    2006 .................................................105.500%
    2007..................................................103.667%
    2008..................................................101.833%
    2009 and thereafter...................................100.000%

     The indenture governing the Notes (the "Note Indenture") provides that, in certain circumstances, the Company must offer to repurchase the Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the Notes without a refinancing.

     The Note Indenture contains certain covenants, which limit the ability of the Company, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; or (vi) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company may be required to curtail or defer certain of its capital expenditure programs, which could have an adverse effect on operations. At December 31, 2006, the Company believes that it is in compliance with the covenants.

     On July 26, 2002, the Company entered into a $30 million, five-year secured credit facility. The credit facility is secured by substantially the same collateral that secures the Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related financing. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, the Company can obtain extensions of credit in the forms of cash and letters of credit. The Company is required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco at its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars plus 3.00%. However, the minimum interest rate we will be charged on outstanding cash advances is 4.50%. The Company is required to pay a fee on all outstanding letters of credit equal to their face value times an annual percentage rate of 2.50%. Additionally, in the event of a default, the credit facility lender may increase the interest rate and letter of credit fee by an additional 2.00% per year during the period of default. An annual fee (paid monthly) of 0.5 percent is charged on the unused portions of the revolver plus a $3,000 monthly service fee. There were no advances outstanding on this revolver at December 31, 2006.

     The 5.5% Special Improvement District Bonds were issued by the City of Black Hawk, Colorado. The proceeds were used for road improvements and other infrastructure projects benefiting Riviera Black Hawk and a nearby casino. Our share of the debt was $1.2 million payable over a ten-year period that began in 2000.

9.    LEASING ACTIVITIES

     The Company leases certain office equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at lease inception and are included with property and equipment. We estimate that the fair market value of the property and equipment subject to the leases approximates the net present value of the leases.

     The following is a schedule by year of the minimum rental payments due under capital leases as of December 31, 2006 (in thousands):


2007                                                     $ 83
2008                                                       83
2009                                                       61
2010                                                        -
2011                                                        -
Thereafter                                                  -
                                                          ----
Total minimum lease payments                              227
Less-Taxes, maintenance, and insurance                    (23)
Less-Interest portion of payments                         (15)
                                                         -----
Present value of net minimum lease payments             $ 189
                                                         =====

     Property and equipment under capital lease as of December 31, 2006 and 2005 were $325,000 and $11.4 million with accumulated amortization of $135,000 million and $11.1 million, respectively.

     Rental expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $503,000, $1,096,000 and $964,000, respectively. All are cancelable within a year.

     In addition, the Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of noncancelable operating leases that expire in various years through 2011. Rental income, which is included in other revenue, for the years ended December 31, 2006, 2005 and 2004 was approximately $2,069,000, $2,205,000 and $1,907,000 respectively.

     At December 31, 2006, the Company had future minimum annual rental income due under noncancelable operating leases as follows (in thousands):

2007                                                  $ 2,123
2008                                                    1,188
2009                                                      856
2010                                                      804
2011                                                      122
                                                        ------
Total                                                 $ 5,093
                                                        ======

     Certain lease arrangements at the Riviera Las Vegas contain a buyout/liquidated damages provision. This provision provides that in the event of a major renovation or certain other events, the Company has the right, according to an agreed-upon formula, to buy out any remaining term of the lease by providing the tenant twelve months written notice.

10.   INCOME TAXES

     The effective income tax rate of zero differs from the statutory Federal income tax rates for the years ended December 31 as follows (dollars in thousands):

                                   2006              2005              2004
                            ----------------  ------------------ -------------
                             Amount   Rate     Amount  Rate     Amount    Rate
                            ----------------  ---------------- --------------

Income taxes benefit
  at Federal statutory rate $(117)   (35.0)% $ (1,400) (35.0)% $ (730)  (35.0)%
Employee Benefits             633    189.0 %      695   17.4 %  1,555    74.6 %
FICA Credit                  (222)   (66.3)%     (239)  (6.0)%   (216)  (10.4)%
Other                          -        -        (232)  (5.8)%    (92)   (4.4)%
Valuation allowance          (294)   (87.7)%    1,176   29.4 %   (517)  (24.8)%
                             -----   ------     -----   ------   -----   ------
Benefit for income taxes      $ -      0.0 %      $ -    0.0 %    $ -    0.0 %
                              ====    =====     ======  ======   =====  =======

      Comparative analysis of the provision for income taxes is as follows:

                                         2006         2005          2004
                                         ----         ----          ----
Current                                  $ -           $ -           $ -
Deferred                                   -             -             -
                                         ----          ----          ----
Total                                    $ -           $ -           $ -
                                         ====          ====          ====

      The tax effects of the items composing the Company's net deferred tax asset consist of the following at December 31 (in thousands):

                                                                2006       2005
Deferred tax liabilities
  Reserve differential for hospitality and gaming activities  $ 1,582    $ 1,168
  Difference between book and tax-depreciable property          5,955      4,820
  Other                                                            -         511
                                                               ------      -----
Total Deferred Tax Liabilities                                  7,537      6,499
                                                               ------     -----

Deferred tax assets
    Net operating losss carryforward                        $ 21,985    $ 19,785
    Reserves not currently deductible                          2,480       2,536
    Bad debt reserves                                             57         474
    AMT and other credits                                      3,315       3,092
                                                              ------     -------
Total Deferred Tax Assets                                     27,837      25,887
                                                              ------      ------
Less - Valuation allowance                                   (17,854)    (16,942)
                                                             -------     ------
Net deffered tax asset                                       $ 2,446     $ 2,446
                                                             =======     =======

          The Company has $3,315,000 of alternative minimum tax ("AMT") credit and general business credit available to offset future income tax liabilities. The AMT credits have no expiration date. The general business credit will not begin to expire until 2010. The Company has approximately $65,029,000 in net operating loss carryforwards, which includes approximately $2.5 million in stock based compensation expense not reflected above. The net operating loss carryforwards will expire between 2013 and 2027. Currently, the Company does not believe that it is more likely than not that we can utilize our deferred tax assets and accordingly, a valuation allowance has been provided for substantially all deferred tax assets.

     The realizability of the net deferred tax asset related to Rivera Las Vegas is dependent upon future earnings. The Company's net deferred tax asset approximates its AMT credit carryforwards, as such AMT credits have an indefinite life.

11.   COMMITMENTS AND CONTINGENCIES

     The Company is party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

     Employees and Labor Relations-- As of December 31, 2006, the Company had approximately 1,500 full-time equivalent employees and had collective bargaining agreements in Las Vegas with eight unions covering approximately 714 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians, painters and teamsters. The Company's agreement with the Carpenters Union expired in 2005 but was extended until July 2007. The Company's agreement with the Painters Union was renegotiated in 2005 and expires in 2010. Agreements with the Southern Nevada Culinary and Bartenders Union, covering the majority of the Company's unionized employees, were renegotiated in 2002 and expire in 2007, as does the agreement with the Stagehands Union. The agreement with the Teamsters Union expires in 2008, and while the Operating Engineers and Electrician agreements expire in 2009. The collective bargaining agreement with the Musicians Union expired in 1999. The Company is currently in negotiations with the Musicians Union. Although unions have been active in Las Vegas, we consider our employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to the Company.

     Main Street Extension in Black Hawk - On June 29, 2006, the Main Street extension opened in Black Hawk, Colorado. We are obligated, based on the Fourth Addendum to Subdivision Agreement with the City of Black Hawk and the Main Street Cost Allocation Study, to pay 21.45% of the cost of the project, once the City of Black Hawk has finalized the costs. Our estimated share of the cost, based on a initial submission of costs is $2.8 million. Accordingly, we have capitalized $2.8 million as a land improvement and as a long-term liability. Once the cost related to the Main Street Expansion is finalized, the obligation will be funded through long-term Special Improvement District Bonds issued by the City of Black Hawk.

     Topping Fee Related to the Merger Agreement - Under our April 5, 2006 Agreement and Plan of Merger ("Merger Agreement"), we agreed to pay Riv Acquisition Holdings Inc. a "Topping Fee" of approximately $7.9 million if:
     (i) the Merger Agreement is terminated because our shareholders did not approve it; (ii) prior to such termination, a competing "Takeover Proposal" as defined in the Merger Agreement (which includes a proposal for the acquisition of 30% or more of the Company's assets or more than 30% of the outstanding stock of RHC or any RHC subsidiary or for the acquisition of RHC or any RHC subsidiary through a merger or other business combination) had been announced and had not been withdrawn; and (iii) within 12 months after such termination, we enter into a definitive agreement with a third party with respect to the consummation of a Takeover Proposal or any such Takeover Proposal is consummated.

     On August 8, 2006, we announced that we had received a competing proposal to acquire all of RHC's outstanding stock through a merger. Prior to our termination of the Merger Agreement on August 29, 2006 due to disapproval by our shareholders, the competing proposal had not been withdrawn, Thereafter, our board of directors rejected the proposal.

12.   EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

     William L. Westerman serves as our Chairman of the Board, President and CEO, and as Chairman of the Board and CEO of our wholly-owned subsidiary, Riviera Operating Corporation ("ROC"), and Riviera Black Hawk Inc.

     Under Mr. Westerman's employment agreement, which was last amended on July 15, 2003, he is employed for an indefinite period, subject to termination by either Mr. Westerman upon at least 180 days written notice or the Company upon at least 90 days written notice. Mr. Westerman's base annual compensation is $1,000,000. Under his employment agreement, Mr. Westerman is not entitled to participate in the Incentive Compensation Program or other executive bonus plan established by the Company.

     The employment agreement required the Company to fund a retirement account for Mr. Westerman. Pursuant to that agreement, the Company has made no further principal contributions to the retirement account subsequent to January 1, 2001 but the account continues to accrue interest. The retirement account had a balance, including accrued interest, of $3,094,000 as of December 31, 2006.

     Mr. Westerman's retirement account is credited quarterly with interest on the first day of each succeeding calendar quarter in an amount equal to the product of (i) the Company's average borrowing cost for the immediately preceding fiscal year, as determined by the Company's Chief Financial Officer, and (ii) the average outstanding balance in the retirement account during the preceding calendar quarter. At the recommendation of our Compensation Committee, in order to reduce the amount that would be payable immediately upon Mr. Westerman's separation from the Company, it was agreed that commencing April 1, 2003, and continuing the first day of each quarter thereafter, he be paid the following in cash: (i) a distribution of $250,000 from the principal balance of his retirement account; and (ii) the quarterly interest credited to his retirement account one quarter in arrears. Total interest accrued to Mr. Westerman in 2006 was $400,000 while interest accrued was $518,000 for 2005 and $638,000 for 2004.

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

     On February 5, 1998, our stockholders approved a merger agreement that constituted a change of control under Mr. Westerman's employment agreement. (That merger agreement was terminated without consummation of the merger.) On March 5, 1998, Mr. Westerman exercised his right to require us to establish and fund a Rabbi Trust for his benefit. On March 20, 1998, Mr. Westerman waived his right to have us fund the Rabbi Trust in exchange for our agreement to fund it within five business days after notice from him.

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

     Mr. Vannucci serves as President of ROC under an employment agreement dated as of September 1, 2006. Mr. Vannucci's base compensation is $400,000.

     Mr. Vannucci's employment agreement provides for an annual award of up to $200,000 under our Incentive Compensation Program if predetermined financial targets at Riviera Las Vegas are achieved. For 2006, Mr. Vannucci received an Incentive Compensation Program award of $92,500 cash. Mr. Vannucci did not receive an Incentive Compensation Program award for 2005. For 2004, Mr. Vannucci received an Incentive Compensation Program award of $57,000 cash, which entitled him to an additional incentive award of $57,000, which he elected to receive in cash per his agreement at the time. Mr. Vannucci's agreement automatically renews annually; provided, however, that Mr. Vannucci or we may terminate the employment agreement at any time upon 30 days prior written notice, but if we terminate it without cause, then Mr. Vannucci will be entitled to one year's salary, a prorated award under our Incentive Compensation Program, two years of health insurance benefits and a one-year automobile allowance of $6,000, plus reimbursement of all reasonable automobile expenses (excluding lease or loan payments).

     Incentive Compensation Program--We have an Incentive Compensation Program covering employees who, in the opinion of our Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with us, or who have made a significant contribution to the successful and profitable operation of the Company. The amount of each bonus is based upon a sliding targeted scale of earnings established annually. During the years ended December 31, 2006, 2005 and 2004, the Company recorded accrued bonuses of $581,000 $555,000 and $1,085,000 respectively, under this program.

     Pension Plan Contributions--We contribute to multi-employer pension plans under various union agreements in Las Vegas to which we are a party. Contributions, based on wages paid to covered employees, were approximately $1,952,000, $1,760,000 and $1,715,000 for the years ended December 31,
     2006, 2005 and 2004, respectively. Our share of any unfunded liability related to multi-employer plans, if any, is not determinable.

     Profit Sharing and 401(k) Plans--We have profit sharing and 401(k) plans (the "Profit Sharing and 401(k) Plans") for employees of Riviera Las Vegas and Riviera Black Hawk who are at least 21 years of age and who are not covered by a collective bargaining agreement and are eligible after one year of service.

     We may contribute to the 401(k) component of the Profit Sharing and 401(k) Plans in an amount not to exceed 25% of the first 8% of each participant's compensation. We made contributions of $276,000, $290,000 and $303,000 for the years ended December 31, 2006, 2005 and 2004. We also pay administrative costs of the Profit Sharing and 401(k) Plans, which are not significant.

     Prior to 2003, we suspended contributions to the profit sharing component of the Profit Sharing and 401(k) Plans and we have substituted contributions to an Employee Stock Ownership Plan ("ESOP"), (see "Employee Stock Ownership Plan," directly below).

     Employee Stock Ownership Plan--The ESOP was established prior to 2003 to replace the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged. The ESOP provides that all employees of Riviera Las Vegas and Riviera Black Hawk who were employed on and completed a minimum of 1,000 hours of service by, December 31 of that plan year, were at least 21 years of age, and were not covered by a collective bargaining agreement are eligible to participate in the ESOP. The ESOP provides that we will make a contribution to the ESOP's participants at Riviera Las Vegas and Riviera Black Hawk relative to the economic performance of each property and for the corporate participants relative to the economic performance of the entire Company. For Riviera Las Vegas, we will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings are exceeded, up to a maximum of 4% for 2006. For Riviera Black Hawk, we will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained, an additional 1% for the next $1.5 million and an additional 1% thereof for each $2 million by which operating earnings are exceeded, up to a maximum of 4% for 2006. For Riviera corporate participants, we will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained, and an additional 1% for each $2 million by which operating earnings are exceeded, up to a maximum of 2%. Under the ESOP, our contributions are made in cash, which may be used to buy our common stock and pay participants upon separation of service. We contributed $0 in 2006, $126,000 in 2005 and $899,000 in 2004, respectively to the ESOP.

     Deferred   Compensation   Plan--Prior   to  2003,  we  adopted  a  Deferred
     Compensation Plan (the "DCP"). The purpose of the DCP is to provide eligible employees with the opportunity to defer the receipt of cash compensation. Participation in the DCP is limited to employees who receive annual compensation of at least $100,000. The deferred funds other than the common stock component, are maintained on the Company books as funded liabilities under Rabbi Trusts for the benefit of the participants. All elections to defer the receipt of compensation must be made no later than December 1st preceding the plan year to which the election relates and are irrevocable for the duration of that plan year. No deferrals have been made since 2004. Five executives were participating in the DCP as of December 31, 2006. The DCP is distributing common stock to participants under established schedules. The common stock is included in the Rabbi Trusts for the participants and is recorded as treasury stock in these financial statements.

     Restricted Stock Plan--Prior to 2003, we adopted a Restricted Stock Plan to provide incentives, to attract and retain highly competent persons as officers and key employees. Participants consist of such officers and key employees as our Compensation Committee determines to be significantly responsible for our success and future growth and profitability. Awards of restricted stock are subject to such terms and conditions as we determine to be appropriate at the time of the grant, including restrictions on the sale or other disposition of such shares and provisions for the forfeiture of unvested shares for no consideration upon termination of the participant's employment within specified periods or under certain conditions. Please see Note 13.

     Salary Continuation Agreements--Approximately 66 executive officers and certain other employees (excluding Mr. Westerman and Mr. Vannucci) of ROC and RBH have salary continuation agreements effective through December 2007, pursuant to which they will be entitled to receive (1) six months salary if their employment with the Company is terminated, without cause, within 12 months of a change of control of the Company; and (2) group health insurance for a period of 6 months. The base salary payments are payable in biweekly installments, subject to the employee's duty to mitigate by using his or her best efforts to find employment. In addition, two officers and two significant employees have salary continuation agreements effective through December 31, 2007, pursuant to which each of them will be entitled to receive one year's base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company. These four salary continuation agreements are not subject to a duty to mitigate. The estimated total amount payable under all such agreements was approximately $3.7 million, which includes $760,000 in benefits, as of December 31, 2006.

13.   STOCK OPTION PLANS

     Stock Compensation Plans--At December 31, 2006, we had two active stock option plans and two expired stock option plans, which are described below. Under the 1993 Employee Stock Option Plan (the "1993 Option Plan"), we were authorized to grant options to employees for up to one million shares of our common stock. Under the Non-Qualified Stock Option Plan for Non-Employee Directors (the "1996 Option Plan"), we were authorized to grant options to non-employee directors for up to 150,000 shares of common stock. Under these plans, the exercise price of each option equaled the market price of our stock on the date of grant (110% of market value in the case of an incentive option granted to an owner of more than 10% of our common stock) and an option's maximum term was 10 years (5 years in the case of an incentive option granted to a an owner of more than 10% of our common stock). All options have become vested under the 1996 Option Plan. Although the 1993 Option Plan and 1996 Option Plan have expired, some options granted under these plans are still outstanding.

     On January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective application. Accordingly, prior amounts have not been restated. In the first quarter of 2006 our adoption of SFAS No. 123(R) resulted in no incremental stock-based compensation expense, as we had no non-vested options outstanding at January 1, 2006.

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

     In 2005, we allocated one million shares to a new incentive stock option plan for our officers and key employees. Our Stock Option Committee will have discretion as to whom those options will be granted and the number of shares to be allocated to each option grant. The option exercise price will be the closing market price of our stock (110% of market value in the case of an incentive option granted to an owner of more than 10% of our common stock) on the date of the option grant. The options will vest over four years, with 20% vesting on the date of grant, and an additional 20% on each anniversary of the grant.

     In March of 2005 we granted 385,500 restricted shares to 21 executives under our Restricted Stock Plan. On January 1, 2006, 301,500 restricted shares remained outstanding. As of December 31, 2006, $2,190,000 remained to be realized as expense related to these shares. This amount will be recognized straight line over the remaining 4 years. On the 2006 anniversary of the grant, 54,300 shares vested and the restrictions were lifted.

     In May 2006 two executives who had been granted shares under our Restricted Stock Plan left the Company and forfeited their remaining 48,000 unvested shares.

     Except for accelerated vesting in the event of an executive's death or disability, retirement at or after age 62, termination of employment by us other than for cause, or certain events of hardship, or in the event of a change in control of the Company, the vesting schedule for the shares is as follows.

                              March 10, 2006............20%
                              March 10, 2007............40%
                              March 10, 2008............60%
                              March 10, 2009............80%
                              March 10, 2010...........100%

     On May 27, 2005, we granted a total of 30,000 shares of stock to our non-employee directors. Those shares are subject to restrictions on resales, assignments, pledges, encumbrances or other transfers prior to vesting. The shares vest at the rate of 20% per year on each anniversary of the grant date. However, accelerated vesting will occur upon death, disability, a change of control of the Company or under any other termination of directorship status, except resignation prior to reaching age 62 or declining to stand for reelection prior to reaching age 62 (which would result in forfeiture of the non-vested shares).

     The activity of the 1993 Option Plan and the two director option plans (the 1996 Option Plan and the 2005 Stock Option Plan for Non-employee Directors) is as follows:

                                                                    Weighted-
                                                                     Average
                                                                    Per Share
                                                                     Exercise
1993 Option Plan                                    Shares            Price

Outstanding, January 1, 2004                      1,839,000          $ 2.21
  Exercised                                      (1,048,500)         $ 2.07
  Canceled                                         (397,500)         $ 1.84

Outstanding, December 31, 2004                      393,000          $ 2.39
  Exercised                                        (166,500)         $ 2.38

Outstanding, December 31, 2005                      226,500          $ 2.41
  Exercised                                         (67,500)         $ 2.37
  Expired                                            (3,000)         $ 2.45

Outstanding, December 31, 2006                      156,000          $ 2.42

Director Option Plans

Outstanding, January 1, 2004                         72,000          $ 2.37
  Reinstated                                         12,000          $ 4.46
Outstanding, December 31, 2004                       84,000          $ 2.54

  No activity                                             -
Outstanding, December 31, 2005                       84,000          $ 2.54

  Automatic grant to directors                       24,000         $ 21.60
  Exercised                                         (30,000)         $ 3.23
Outstanding, December 31, 2006                       78,000          $ 8.14

                                Number              Weighted-
                             Outstanding             Average           Weighted-
                                  at                Remaining           Average
         Range of            December 31,          Contractual          Exercise
     Exercise Prices             2006                  Life              Price
--------------------------------------------------------------------------------
      $1.33 to $2.00            36,000              5.9 years            $ 1.91
     $2.18 to $21.60           198,000              4.8 years           $ 4.77


                                      Exercise  Weighted Average  Aggregate Intrinsic
                              Shares    Price    Remaining Life        Value
 Shares exercisable 12/31/06  210,000   $2.35      4.41 years       $4,552,800

     The total intrinsic value of options exercised during 2006, 2005 and 2004 was $1,614,000 $2,053,000 and $5,037,000 respectively.

     Option expense recorded in 2006 and 2005 was $72,000 and $60,000, respectively. No option expense was recorded in 2004. Restricted stock expense recorded in 2006 and 2005 was $741,000 and $1.6 million, respectively. No expense was recorded for restricted stock in 2004. As of December 31, 2006, $185,757 remains to be recorded as expense for outstanding options. This amount will be recognized straight line over 4 years.

14.   GUARANTOR INFORMATION

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

15.   LOSS PER SHARE

     Basic loss per share is computed by dividing net loss per share by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net income by the weighted number of common and common-equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted loss per share as their effect would have been anti-delutive. Such antidilutive options outstanding for the years ended December 31, 2006, 2005 and 2004 were 171,353; 276,196; and 417,777, respectively based on the treasury method.

16.   SEGMENT DISCLOSURES

     We review our operations by our geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. All inter-segment revenues have been eliminated.

(in thousands)                              2006          2005          2004

Net revenues:
      Riviera Las Vegas                 $ 149,202      $ 150,688     $ 147,949
      Riviera Black Hawk                   51,742         51,539        53,401
                                        ----------   ------------    ----------
Total net revenues                      $ 200,944      $ 202,227     $ 201,350
                                       ===========   ===========     ==========

EBITDA(1)
      Riviera Las Vegas                    28,075         26,789        27,158
      Riviera Black Hawk                   16,825         17,282        16,884

Other costs and expenses:
      Corporate expense
            Equity-based compensation         813          1,627             -
            Sarbanes-Oxley Act
                professional fees             820          1,233             -
            Other corporate expenses        3,823          4,045         4,038
      Depreciation and amortization        12,691         14,065        13,852
      Mergers, acquisitions and
                development costs, net      1,318            (65)        1,193
      Asset impairments                        19            777             -
      Interest Expense                     26,366         26,608        27,079
      Interest income                        (615)          (220)          (34)
                                         ----------   ------------  -----------
                                           45,235         48,070        46,128
                                        -----------   ------------  -----------
      Net loss                             $ (335)      $ (3,999)     $ (2,086)
                                        ===========   ============  ===========

Interest expense:
      Riviera Las Vegas                  $ 18,643       $ 18,857      $ 19,140
      Riviera Black Hawk                    7,723          7,751         7,939
                                       ----------    ------------   -----------
                                         $ 26,366       $ 26,608      $ 27,079
                                       ===========   ============  ============

Depreciation Expense
      Riviera Las Vegas                   $ 9,032        $ 9,712       $ 9,839
      Riviera Black Hawk                    3,659          4,353         4,013
                                      ------------   ------------   ----------
                                         $ 12,691       $ 14,065      $ 13,852
                                       ==========    ============   ==========

Asset Impairment:
      Riviera Las Vegas                      $ 19          $ 310           $ -
      Riviera Black Hawk                        -            467             -
                                       ------------   -----------    ---------
                                             $ 19          $ 777           $ -
                                       ============   ===========    =========

                                                   December 31
                                          ---------------------------------
Property and equipment (2):                      2006           2005
                                          ---------------   ---------------

      Riviera Las Vegas                     $ 108,234       $ 111,209
      Riviera Black Hawk                       63,086          59,921
                                            ------------    ------------
                                            $ 171,320       $ 171,130
                                           =============    =============

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

     (2) Property and equipment represent property and equipment net of accumulated depreciation and amortization.

17.   RELATED PARTY TRANSACTIONS

     Jeffrey A. Silver, a member of our board of directors, is a shareholder in the law firm of Gordon & Silver, Ltd. ("Gordon & Silver"). We have engaged Gordon & Silver for various securities issues and other legal matters since 1993. We continue to utilize the services of Gordon & Silver and we believe that the fee arrangement is substantially equivalent to the arrangements that would have been made with a comparable law firm where a relationship of this nature did not exist. We incurred legal expenses to the firm which are included in mergers, acquisitions and development cost, net of $495,000, $137,000 and $85,000 in 2006, 2005 and 2004, respectively. We incurred legal expenses to the firm which are included in other general and administrative costs of $56,000, $297,000 and $91,000 in 2006, 2005 and
     2004, respectively.

18.  UNAUDITED QUARTERLY FINANCIAL DATA

RIVIERA HOLDINGS CORPORATION
UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in Thousands, Except per Share Data)
--------------------------------------------------------------------------------
                                   March 31  June 30   September 30  December 31
Year ended December 31, 2006
  Net revenues                     $51,689   $52,437      $50,349      $46,469
  Operating income                   7,789     6,895        5,988        4,744
  Income (loss) before tax benefit   1,280       418        (432)       (1,601)
  Net Income (loss)                  1,280       418        (432)       (1,601)
  Income (loss) per share
        basic & diluted             $ 0.11    $ 0.03     $ (0.04)     $ (0.13)


Year ended December 31, 2005:
  Net revenues                     $52,464   $53,257      $50,337      $46,169
  Operating income                   8,757     5,607        5,320        2,705
  Income (loss) before tax benefit   2,138    (1,003)     (1,273)       (3,861)
  Net Income (loss)                  2,138    (1,003)     (1,273)       (3,861)
  Income (loss) per share basic
       & diluted                    $ 0.18   $ (0.08)    $ (0.11)     $ (0.33)