Form 10-Q
period 2007-03-31
RIVIERA HOLDINGS CORP
filed 2007-05-10
CIK 899647

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      March 31, 2007
                               ------------------------------------------------
                                                         OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

                                 Commission file number  000-21430
                                                        --------------

                     Riviera Holdings Corporation
-------------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

                 Nevada                                       88-0296885
-------------------------------                           ---------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada            89109
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,
  Including area code                                (702) 794-9527
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

Large accelerated filer ___   Accelerated filer _X_   Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X__

                APPLICABLE ONLY TO ISSUERS  INVOLVED IN BANKRUPTCY
                      PROCEEDINGS DURING THE LAST FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes       No
                                       ----       ------

              APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2007, there were 12,463,755 shares of Common Stock, $.001 par value per share, outstanding.

                   RIVIERA HOLDINGS CORPORATION

                              INDEX

                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements


Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2007 and
December 31, 2006                                                           3

Condensed Consolidated Statements of Income (Unaudited) for the
Three Months ended March 31, 2007 and 2006                                  4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months ended March 31, 2007 and 2006                                  5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        19

Item 4.  Controls and Procedures                                           20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 20

Item 1A. Risk Factors                                                      21

Item 5.  Other Information                                                 21

Item 6.  Exhibits                                                          21

Signature Page                                                             22

Exhibits                                                                   23

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


The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands, except share amounts)                 March 31,     December 31,
-------------------------------------------------------------------------------
                                                      2007            2006
                                                  ------------    -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          $33,960          $25,285
   Accounts receivable, net of allowances
       of $171 and $163, respectively                   4,116            3,063
   Inventories                                          1,663            1,792
   Prepaid expenses and other assets                    3,352            4,002
                                                  ------------    -------------
       Total current assets                            43,091           34,142

PROPERTY AND EQUIPMENT, Net                           170,367          171,320

OTHER ASSETS, Net                                       5,428            5,774

DEFERRED INCOME TAXES, Net                              2,446            2,446
                                                  ------------    -------------
TOTAL                                                $221,332         $213,682
                                                  ============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                     $830             $879
   Current portion of obligation to officers            1,000            1,000
   Accounts payable                                     8,307            9,126
   Accrued interest                                     6,968            1,063
   Accrued expenses                                    13,376           13,167
                                                  ------------    -------------
     Total current liabilities                         30,481           25,235
                                                  ------------    -------------

OTHER LONG-TERM DEBT                                    2,763            2,763

OBLIGATION TO OFFICERS- net of current portion          1,834            2,094

LONG-TERM DEBT, net of current portion                214,028          214,124
                                                  ------------    -------------
         Total Liabilities                            249,106          244,216

COMMITMENTS AND CONTINGENCIES  (See Note 6)

STOCKHOLDERS'  DEFICIENCY
Common stock ($.001 par value; 60,000,000
     shares authorized; 17,131,824 and
     17,131,824 issued at March 31, 2007
     and December 31, 2006, respectively)
     12,463,755 and 12,369,431 shares outstanding          17               17
   Additional paid-in capital                          18,157           18,165
   Treasury stock (4,668,069 shares and
       4,762,393 shares at March 31, 2007 and
       December 31, 2006, respectively)                (9,635)          (9,841)
Accumulated deficit                                   (36,313)         (38,875)
                                                  ------------    -------------
      Total stockholders' deficiency                  (27,774)         (30,534)
                                                  ------------    -------------
TOTAL                                                $221,332         $213,682
                                                  ============    =============

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006       Three Months Ended
(In thousands, except per share  amounts)                      March 31,
------------------------------------------------------------------------------
                                                          2007         2006
                                                      ------------  ----------
REVENUES
  Casino                                                  $28,119     $27,082
  Rooms                                                    16,314      14,843
  Food and beverage                                         8,188       8,898
  Entertainment                                             2,406       3,681
  Other                                                     1,712       1,703
                                                      ------------  ----------
            Total revenues                                 56,739      56,207
   Less-promotional allowances                              4,712       4,518
                                                      ------------  ----------
            Net revenues                                   52,027      51,689
                                                      ------------  ----------

COSTS AND EXPENSES
 Direct costs and expenses of operating departments:
    Casino                                                 14,252      13,820
    Rooms                                                   7,051       6,789
    Food and beverage                                       6,141       6,332
    Entertainment                                           1,626       2,642
    Other                                                     337         466
Other operating expenses
    Selling, general and administrative                    10,154      10,245
    Mergers, acquistions and development costs                 50         117
    Share based compensation                                  199         216
    Asset impairment                                            0          13
    Depreciation and amortization                           3,256       3,260
                                                      ------------  ----------
            Total costs and expenses                       43,066      43,900
                                                      ------------  ----------
INCOME FROM OPERATIONS                                      8,961       7,789
                                                      ------------  ----------
Interest expense, net                                      (6,399)     (6,509)
                                                      ------------  ----------
NET INCOME                                                 $2,562      $1,280
                                                      ============  ==========

INCOME PER SHARE DATA
Income per share
   Basic                                                   $ 0.21      $ 0.11
                                                      ------------  ----------
   Diluted                                                 $ 0.20      $ 0.10
                                                      ------------  ----------
Weighted-average common shares outstanding                 12,260      11,997
                                                      ------------  ----------
Weighted-average common and common equivalent shares       12,509      12,258
                                                      ------------  ----------

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006                Three Months Ended
(in thousands)                                                  March 31,
                                                        2007            2006
                                                       ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $2,562        $1,280
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          3,256         3,260
    Share based compensation - options                        30          -
    Share based compensation - restricted stock              169           216
    Asset impairment                                           -            13
    Provision for bad debts                                   15           108
    Amortization of deferred loan fees                       399           399
    Increase in operating (assets) and liabilities:
      Accounts receivable                                 (1,068)         (792)
      Inventories                                            129           341
      Other assets                                            49           112
      Prepaid expenses                                       650           363
      Accounts payable                                      (901)         (413)
      Accrued interest                                     5,905         5,884
      Accrued liabilities                                    209           949
      Deferred compensation plan obligation                  (10)          (13)
      Obligation to officers                                (250)         (250)
                                                       ----------     ---------
       Net cash  provided by operating activities         11,144        11,457
                                                       ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures for property and
        equipment - Las Vegas, Nevada                     (1,911)       (1,401)
      Capital expenditures for property and
        equipment - Black Hawk, Colorado                    (311)       (1,855)
                                                       ----------     ---------
       Net cash used in investing activities              (2,222)       (3,256)
                                                       ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on long-term borrowings                      (247)         (236)
      Proceeds from exercise of stock options                -             115
                                                       ----------     ---------
        Net cash used in financing activities               (247)         (121)
                                                       ----------     ---------
INCREASE IN CASH AND CASH EQUIVALENTS                      8,675         8,080
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            25,285        20,571
                                                       ----------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $33,960       $28,651
                                                       ==========     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable          $82          $1,653
  Cash paid for interest                                   $146            $168

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

Casino operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies. Our management believes that the Company's procedures comply, in all material respects with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The consolidated financial statements include the accounts of RHC and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Earnings Per Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. No potentially dilutive options were excluded from the diluted shares outstanding calculation for the three months ended March 31, 2007 and 2006.

Income Taxes

The income tax provisions of $833,000 and $135,000 for the three months ended March 31, 2007 and 2006, respectively, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. The estimates used to determine the remaining valuation allowance are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be impacted by numerous unforeseen events including changes to regulations affecting how we operate the business, debt refinancing, changes in the labor market or economic changes in the areas where we operate.

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007. There was no effect on our financial condition or results of operations as a result of implementing FIN 48. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. We do not have any accrued interest or penalties associated with any unrecognized tax benefits.

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

Mergers, Acquisitions and Development Costs

Mergers, acquisitions and development costs consist of legal fees and other expenses associated with the on-going potential sale of the company.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have an impact on the Condensed Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us beginning in January 2008. We have not yet determined the impact, if any, that SFAS 159 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in January 2008. We are evaluating the impact of adopting this statement as a result of any changes to our fair value measurements.

2. OTHER ASSETS

Other assets at March 31, 2007 and December 31, 2006 include deferred loan fees of approximately $4.2 million and $4.6 million respectively, associated with the refinancing of our debt in 2002. We are amortizing the costs over the life of the debt.

3. LONG -TERM DEBT AND COMMITMENTS

On June 26, 2002, we issued 11% Senior Secured Notes with a principal amount of $215 million, substantially all of which were later exchanged for our Securities Act of 1933-registered Senior Secured Notes with substantially the same terms (collectively, the "11% Notes"). The 11% Notes were issued at a discount of $3.2 million. The discount is being amortized over the 8 year life of the 11% Notes. The balance of the discount at March 31, 2007 was $1.3 million.

Effective July 26, 2002 we entered into a $30 million, five-year revolving credit arrangement with a financial institution. Terms of the arrangement include interest at prime plus .75 percent or a LIBOR -derived rate. There were no advances outstanding on this revolver at March 31, 2007. We incurred loan fees of approximately $1.5 million, which are being expensed over the life of the arrangement. A 0.5 percent annual fee is payable monthly on the unused portions of the revolver plus a $3,000 monthly service fee.

4. STOCK REPURCHASES

There were no shares of RHC common stock purchased by our Deferred Compensation Plan for the three months ended March 31, 2007 or 2006. The Deferred Compensation Plan distributed to participants 94,324 and 96,698 shares for the three months ended March 31, 2007 and 2006, respectively.

5. SHARED-BASED PAYMENTS

During the three months ended March 31, 2007 the company recorded share-based compensation of $199,000; $169,000 related to restricted stock and $30,000 related to stock options. For the three months ended March 31, 2006 the company recorded share-based compensation of $216,000 related to restricted stock. Such amounts have been included as a component of operating expenses.

No options were granted during the three months ended March 31, 2007 and 2006. As of March 31, 2007 there were exercisable options of 210,000 shares. No options were exercised during the three months ended Mach 31, 2007. No options were forfeited or canceled during the three months ended March 31, 2007.

COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

Approximately 65 executive officers and certain other employees (excluding Mr. Westerman and Mr. Vannucci) of ROC and RBH have salary continuation agreements effective through December 2007, pursuant to which they will be entitled to receive (1) six months salary if their employment with the Company is terminated, without cause, within 12 months of a change of control of the Company; and (2) group health insurance for a period of 6 months. The base salary payments are payable in biweekly installments, subject to the employee's duty to mitigate by using his or her best efforts to find employment. In addition, two officers and two significant employees have salary continuation agreements effective through December 31, 2007, pursuant to which each of them will be entitled to receive one year's base salary and health insurance benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company. These four salary continuation agreements are not subject to a duty to mitigate. The estimated total amount payable under all such agreements was approximately $3.6 million, which includes $700,000 in benefits, as of March 31, 2007.

Topping Fee Related to the Merger Agreement

Under our April 5, 2006 Agreement and Plan of Merger ("the Merger Agreement"), we agreed to pay Riv Acquisition Holdings Inc. ("RAH") a "Topping Fee" of approximately $7.9 million if: (i) the Merger Agreement is terminated because our shareholders did not approve it; (ii) prior to such termination, a competing "Takeover Proposal" (which includes a proposal for the acquisition of 30% or more of the Company's assets or more than 30% of the outstanding stock of RHC or any RHC subsidiary or for the acquisition of RHC or any RHC subsidiary through a merger or other business combination) had been announced and had not been withdrawn; and (iii) within 12 months after such termination (which occurred on August 29, 2006), we enter into a definitive agreement with a third party with respect to the consummation of a Takeover Proposal or any such Takeover Proposal is consummated.

On August 8, 2006, we announced that we had received a competing proposal to acquire all of RHC's outstanding stock through a merger. Prior to our termination of the Merger Agreement on August 29, 2006 due to disapproval by our shareholders, the competing proposal had not been withdrawn. Thereafter, our board of directors rejected the proposal.

Legal Proceedings

On May 2, 2007, an amended complaint (the "Complaint") filed by RAH; Flag Luxury Riv, LLC, ; Rivacq LLC; and RH1, LLC (collectively, the "Plaintiffs") was served upon RHC and its directors. The Complaint was filed in the District Court of Clark County, Nevada (Case No. A539614), as an amendment to a complaint filed on April 17, 2007, but not served on the defendants.

The Plaintiffs request, among other things, a declaratory judgment that RAH's entry into a March 21, 2007 Option Agreement with Triple Five Investco LLC and Dominion Financial LLC covering 1,147,500 RHC shares (the "Triple Five Shares") did not trigger the defensive provisions of the Nevada Business Combination Law (which, if triggered, would disqualify RAH and its related parties from entering into a merger or other business combination with RHC for a three-year period) and the defensive provisions of Riviera's articles of incorporation (which, if triggered, would substantially dilute RAH's and its related parties' voting rights as to the Triple Five Shares, if they acquire those shares).

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

8. SUBSQUENT EVENTS

On April 27, 2007 we signed a commitment letter with Wachovia Bank, National Association to use its best efforts to market and syndicate up to $245 million of senior secured credit facilities, to be comprised of a new $20 million five year revolving credit facility and a new $225 million seven year term loan facility.

If we obtain these credit facilities, we intend to use the proceeds for, among other purposes, the refinancing of the 11% Notes.

Substantially all of the outstanding principal amount of the term loan would mature in the seventh year of the term. We would be permitted to prepay the facilities without premium or penalties, subject to our payment of any funding losses if we enter into swap arrangements related to any LIBOR based loan under the facilities.

If we obtain the credit facilities, we expect them to reduce interest costs and provide greater financial flexibility.

9. SEGMENT DISCLOSURES

We determine our segments based upon the two geograplical markets that we operate Riviera Las Vegas and Riviera Black Hawk. The indicator reviewed by the chief- decision maker is earnings before interest, income taxes, depreciation and amortization ("EBITDA") as described below. All inter-segment revenues have been eliminated.

                                            Three Months         Three Months
                                                Ended                Ended
                                              March 31,            March 31,
(In thousands)                                  2007                  2006
                                            --------------        -------------

Net revenues
              Riviera Las Vegas                   $38,472              $38,426
              Riviera Black Hawk                   13,555               13,263

                                            --------------        -------------
                  Total net revenues             $ 52,027             $ 51,689
                                            ==============        =============

EBITDA (1)
              Riviera Las Vegas                    $8,607               $8,467
              Riviera Black Hawk                    4,815                4,188

Other Costs and Expenses
              Corporate Expenses
                   Equity Compensation                199                  216
                   Other Corporate Expenses           956                1,260
              Depreciation and Amortization         3,256                3,260
              Mergers, Acquisitions and
                   Development Costs                   50                  117
              Asset Impairment                          -                   13
              Interest Expense, net                 6,399                6,509

                                            --------------        -------------
                  Total Costs and Expenses         10,860               11,375
                                            --------------        -------------
                   Net Income                     $ 2,562              $ 1,280
                                            ==============        =============

                                                March 31,          December 31,
Property and Equipment, net                      2007                  2006
---------------------------                   -------------       --------------
 Las Vegas                                      $ 107,956             $ 108,235
 Black Hawk                                        62,411                63,085
                                             -------------        --------------
       Total Property and Equipment, net        $ 170,367             $ 171,320
                                             =============        ==============

(1) EBITDA is presented solely as a supplemental disclosure because we believe that it is 1) a widely used measure of operating performance in the gaming industry and 2) a principal basis for valuation of gaming companies by certain analysts and investors. We use property-level EBITDA (earnings before interest, income taxes, depreciation, amortization and corporate expense) as the primary measure of our business segment properties preformance, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in EBITDA. Also, other companies that report EBITDA may calculate it in a different manner than we do.

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

In Black Hawk, the $5 maximum bet restricts our ability to generate table games revenues. The Black Hawk market is basically a "locals" slot customer market. Our capital expenditures for Riviera Black Hawk are geared to maintain competitive slot machines compared to that market.

On March 26, 2007, we received a proposal from the investment group that owns Riv Acquisition Holdings Inc. ("RAH") to acquire all of our outstanding stock through a merger at a cash price of $27 per share. On March 28, 2007, we notified RAH that we would not give further consideration to that proposal because, among other reasons, an Option Agreement that RAH entered into without our prior approval on March 21, 2007 (the "Option Agreement") with Triple Five Investco LLC and Dominion Financial LLC covering 1,147,550 shares of our stock (the "Triple Five Shares"), triggered the defensive provisions of Nevada's Business Combination Law (the "BCL") and Article III, Section 7 of our articles of incorporation ("Article III"). Consequently, RAH and its related parties were disqualified from engaging in a merger or other business combination with us for a three-year period and, to the extent that RAH or its related parties acquire voting rights as to the Triple Five shares, those voting rights will be substantially reduced. We also determined that even in the absence of the BCL and Article III issues, we considered RAH's $27 per share merger proposal to be unsatisfactory. RAH and its related parties have disputed our position and on April 26, 2007 they notified us of their intent to present a competing slate of five nominees for election to our board of directors at our 2007 annual meeting of stockholders. On May 2, 2007, we were served with a complaint filed by RAH and related parties in the District Court of Clark County, Nevada, in which they are requesting a declaratory judgment that the Option Agreement did not trigger the defensive provisions of the BCL and Article III. (See Part II, Item 1 - Legal Proceedings.)

On April 27, 2007, we obtained a commitment from Wachovia Bank, National Association ("Wachovia") to use its best efforts to market and syndicate up to $245 million of new senior secured credit facilities, which would consist of a $20 million five-year revolving credit facility and a $225 million seven-year term loan facility. If we obtain the credit facilities, we intend to use the proceeds for, among other purposes, the refinancing of our 11% Senior Secured Notes due June 15, 2010 in the original principal amount of $215 million (the "11% Notes"). Interest on loans under the facilities would bear interest at a rate dependent in large part upon the rating we receive from the rating agencies. The facilities would be guaranteed by all of our active subsidiaries and would be secured by the stock of those subsidiaries and all or substantially all of our and our subsidiaries' assets. Wachovia's commitment to use its best efforts to secure commitments from other lenders for the facilities is subject to various conditions precedent, including satisfactory completion of due diligence reviews, completion of a definitive credit agreement with us and related documentation for the facilities (which will contain, among other things, representations, warranties, covenants and evens of default customarily found in similar financings) and the absence of material adverse changes on our part.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.

                                            First Quarter
  (In Thousands)                         2007      2006        Incr     Incr%
                                         ----      ----        ------  --------
Net revenues
   Riviera Las Vegas                    $38,472   $38,426       $46      0.1%
   Riviera Black Hawk                    13,555    13,263       292      2.2%
                                         ------    ------       ---
      Total Net Revenues                $52,027   $51,689      $338      0.7%
                                        =======   =======      ====

Income from Operations
   Riviera Las Vegas                     $6,910    $6,642      $268      4.0%
   Riviera Black Hawk                     3,256     2,753       503     18.3%
                                          -----     -----      -----
   Property Income from Operations       10,166     9,395       771      8.2%
   Corporate Expenses
        Equity Compensation               (199)     (216)        17      7.8%
        Other Corporate Expenses          (956)   (1,260)       304     24.2%
   Mergers, Acquisitions and Development
        Costs                              (50)     (117)        67     57.3%
   Asset Impairment                           -      (13)        13       NM
                                         ------      ----       ---

       Total Income from Operations      $8,961    $7,789     $1,172     15.0%
                                         ======    ======     ======

Operating Margins (1)
   Riviera Las Vegas                      18.0%     17.3%       0.7%
   Riviera Black Hawk                     24.0%     20.8%       3.2%

(1) Operating margins represent income from operations as percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues increased by approximately $50,000, to $38.5 million in 2007 due primarily to increased casino and hotel revenues offset by decreased food and beverage and entertainment revenues during the period.

Casino revenues increased by approximately $690,000, or 4.9% for the quarter, from $14.2 million during 2006 to $14.9 million during 2007 due primarily to higher slot revenues. The slot revenues increased $750,000 or 7.0% from $10.7 million in 2006 to $11.5 million in 2007, primarily due to higher coin-in and an increase in slot hold percentage. The slot coin-in increased by $4.1 million and slot hold percentage increased 0.5% in the period, as we have begun to realize the effects of new lower denomination games which were installed in late 2006 and early 2007.

Room revenues increased $1.5 million, or 9.9%, from $14.8 million in 2006 to $16.3 million in 2007 due to an increase in hotel occupancy and the average daily rate. Average daily room rate increased $6.10 from $83.60 in the first quarter of 2006 to $89.70 in 2007 and hotel occupancy increased 2.3% to 93.2% in 2007 from 90.9% in 2006. Rev Par (revenue per available room) increased 10.0% or $7.62 to $83.61.

Food revenues for the quarter decreased $610,000 or 8.0% from $7.6 million in 2006 to $7.0 million in 2007 due to lower banquet revenues, as certain large conventions in 2006 did not occur in 2007. Entertainment revenues decreased by approximately $1.3 million, or 34.6%, from $3.7 million during 2006 to $2.4 million during 2007 due primarily to the closure of our show "Splash" in late 2006. A new show called "Ice - Direct from Russia" opened April 25, 2007.

Costs and Expenses

Rooms departmental expenses increased 3.9% from $6.8 to $7.1 million due primarily to increases in payroll and benefit costs related to our union contracts and the increase in occupied rooms.

Food and beverage departmental costs and expenses decreased 3.0% in the quarter due to lower volumes, as described above.

Entertainment departmental costs decreased 38.5% due to lower costs related to the $1.3 million lower revenue for the quarter, primarily as a result of "Splash" closing in 2006.

General and administrative costs increased approximately $490,000 or 8.1% from $6.0 million in 2006 to $6.5 million in 2007 due mainly to costs associated with our Information Technology department, which were charged to corporate in the past.

Income from Operations

Income from operations at Riviera Las Vegas increased $270,000, or 4.0%, from $6.6 million in 2006 to $6.9 million in 2007 due primarily to the reduced expenses associated with food & beverage and other expenses.

Riviera Black Hawk

Revenues

Net revenues increased $290,000 or 2.2% from $13.3 million in 2006 to $13.6 million in 2007 due to increased slot hold percentage. Food and beverage revenues were approximately $1.2 million in 2007, of which $1.0 million was complimentary (promotional allowance).

Income from operations at Riviera Black Hawk increased $500,000, or 18.3%, from $2.8 million in the first quarter of 2006 to $3.3 million in 2007 due to increased casino revenue, as explained above, and reduced general and administrative costs primarily due to reduced costs related to payroll benefits.

Consolidated Operations

Interest Expense, net

Interest on the 11% Notes of $5.9 million plus related amortization of loan fees and other financing costs resulted in total net interest expense of approximately $6.4 million in the first quarter of 2007 compared to $6.5 million in 2006. Interest expense on equipment and other financing totaled approximately $150,000 for the quarter, offset by interest income of $170,000, which resulted in an approximate $100,000 decrease in interest expense.

Corporate expenses decreased $300,000 or 24.1% from $1.3 million in the first quarter of 2006 to $1.0 million 2007 primarily due to reduced cost to comply with the Sarbanes-Oxley Act of 2002 of approximately $260,000.

Net Income

Net income increased $1.3 million, or approximately 100.0%, from $1.3 million in 2006 to $2.6 million in 2007, due primarily to the $1.2 million increase in operating income.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $34.0 million. Our cash and cash equivalents increased $8.7 million during the first three months of 2007, as a result of $11.1 million of cash provided by operations primarily from operating income, $2.2 million of cash outflow for investing activities primarily due to capital expenditures and approximately $250,000 outflow for financing activities primarily for repayment of debt. Cash balances include amounts that could be required to pay our Chief Executive Officer's (William L. Westerman's) retirement account balance into a rabbi trust upon 5 days notice. We pay Mr. Westerman $250,000 per quarter from his retirement account balance plus interest. In exchange for these payments, Mr. Westerman has agreed to forbear his right to receive full transfer of his retirement account balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although we are aware of no current intention on the part of Mr. Westerman to require this funding into a rabbi trust, under certain circumstances we may have to disburse this balance, which amounts to approximately $2.8 million as of March 31, 2007, within a short period.

We believe that cash flow from operations, combined with the $34.0 million cash and cash equivalents and the $30 million revolving credit facility, will be sufficient to cover our debt service requirements and enable investment in budgeted capital expenditures of $11.0 million for 2007 for both Riviera Las Vegas and Riviera Black Hawk. The revolver will expire in July 2007.

On June 26, 2002, we secured debt in the principal amount of $215 million in the form of the 11% Notes with a maturity date of June 15, 2010. Interest on the 11% Notes is at the annual rate of 11%, paid semiannually on each June 15 and December 15. Our cash flow from operations is not expected to be sufficient to pay 100% of the principal of the 11% Notes at maturity. Accordingly, our ability to repay the 11% Notes at maturity would be dependent upon our ability to refinance the 11% Notes. There can be no assurance that we would be able to refinance the principal amount of the 11% Notes at maturity. On or after June 15, 2007, we may redeem the 11% Notes from time to time at a premium of 103.667% and declining each subsequent year to par in 2009.

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

On July 26, 2002, we entered into a $30 million, five-year senior secured credit facility. The credit facility is secured by substantially the same collateral that secures the 11% Notes. The lien on the collateral securing the credit facility is senior to the lien on the collateral securing the 11% Notes. The credit facility contains customary conditions to borrowing and certain representations and warranties customary in gaming-related finance. The credit facility also contains financial covenants and restrictions regarding, among other things, indebtedness, distributions and changes in control. Under the credit facility, we can obtain extensions of credit in the forms of cash and letters of credit. We are required to pay interest on all outstanding cash advances at the rate of interest announced by Wells Fargo at its principal office in San Francisco as its prime rate plus 0.75% or at the rate at which major international banks in London charge each other for borrowings in U.S. dollars ("LIBOR") plus 3.00%. However, the minimum interest rate we will be charged on outstanding cash advances is 4.50%.

As of March 31, 2007, we believe that we are in compliance with the covenants of the 11% notes and all of our credit facilities.

On April 27, 2007 we signed a commitment letter with Wachovia Bank, under which Wachovia agreed to use its best efforts to market and syndicate up to $245 million of new senior secured credit facilities, to be comprised of a $20 million five year revolving credit facility and a $225 million seven year term loan facility. Substantially all of the outstanding principal amount of the term loan would mature in the seventh year of the term. We would be permitted to prepay the facilities without premium or penalties, subject to our payment of any funding losses if we enter into swap arrangements related to any LIBOR-based loan under the facilities. Interest on loans under the facilities would bear interest at a rate dependent in large part upon the rating we receive from the rating agencies.

If we obtain these senior secured credit facilities ("the facilities"), we intend to use the proceeds for, among other purposes, the refinancing of its 11% Senior Secured Notes due June 15, 2010 in the original principal amount of $215 million.

If we obtain the new credit facilities, we expect them to reduce our interest costs and provide greater financial flexibility.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our Form 10-K for the year ended December 31, 2006. For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify them, or might affect our ability to achieve them, include, but are not limited to:

  o the availability and adequacy of our cash flow to meet our requirements, funding and debt obligations;

  o our ability to obtain the new senior secured credit facilities discussed in this report, which would enable us to refinance the 11% Notes;

  o the results of the election contest initiated by RAH's related parties, in which they seek to replace our board of directors, and litigation initiated by RAH and related parties against us in connection with the dispute concerning their takeover attempts;

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

As of March 31, 2007, we had $214.9 million in borrowings. The borrowings include $215 million in 11% Notes maturing in 2010 net of discount. Interest under the 11% Notes is based on a fixed rate of 11%. The equipment loans and capital leases have fixed interest rates ranging from 5.5% to 6.0%. The borrowings also include $348,000 in a special improvement district bond offering ("SID Bonds") with the City of Black Hawk. Our share of the debt on the SID Bonds of $1.2 million, is payable over 10 years beginning in 2000. The SID Bonds bear interest at 5.5%. We are not susceptible to interest rate risk because our outstanding debt is at fixed rates. Our $30 million senior secured revolving credit facility is at prime plus three-quarters of one percent and would not subject us to a material interest rate fluctuation. As of March 31, 2007, we had no borrowing outstanding under our senior secured credit facility.


Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate
(Dollars in                                                                                     Fair Value
thousands)                     2007    2008     2009      2010   2011  Thereafter      Total    at 3/31/07

Long-Term Debt Including
   Current Portions
Equipment loans and
 capital leases-Las Vegas     $ 567    $ 187    $ 54                                   $ 808       $ 808
Average interest rate          5.8%     5.8%    5.8%

 11% Notes                                             $ 215,000                   $ 215,000   $ 223,600
Less unamortized discount                                 (1,298)                     (1,298)     (1,298)
Average interest rate                                      11.8%

SID Bonds -
 Black Hawk, Colorado          $ 66    $ 137   $ 145                                   $ 348       $ 348
Average interest rate          5.5%     5.5%    5.5%

Total all long-term debt,
including current portions    $ 633    $ 324   $ 199   $ 213,702    $ -     $ -    $ 214,858   $ 223,458

Other Long-Term Liabilities
including Current Portion

CEO pension plan obligation   $ 750  $ 1,000 $ 1,000        $ 84                     $ 2,834     $ 2,834
Average interest rate         11.8%    11.8%   11.8%       11.8%

Total all long-term
   obligations              $ 1,383  $ 1,324 $ 1,199   $ 213,786    $ -     $ -    $ 217,692   $ 226,292

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

On May 2, 2007, RAH; Flag Luxury Riv, LLC; Rivacq LLC; and RH1 LLC served the Complaint upon RHC and its directors. The Complaint was filed in the District Court of Clark County, Nevada (Case No. A539614), as an amendment to a complaint filed on April 17, 2007, but not served on the defendants.

The Plaintiffs request, among other things, a declaratory judgment that RAH's entry into the Option Agreement did not trigger the defensive provisions of the BCL (which, if triggered, would disqualify RAH and its related parties from entering into a merger or other business combination with RHC for a three-year period) and Article III (which, if triggered, would substantially dilute RAH's and its related parties' voting rights as to the Triple Five Shares, if they acquire those shares).

We are also a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Item 1A.  Risk Factors

Our annual report on Form 10-K (as amended) for the fiscal year ended December 31, 2006 (our "2006 Form 10-K") contains a detailed discussion of our risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in our 2006 Form 10-K.

The Recently Announced Election Contest And Our Dispute With RAH And Related Parties About Their Actions In Furtherance Of Their Takeover Objectives Might Affect Our Ability To Obtain New Credit Facilities And Make It More Difficult For Us To Replace Any Key Personnel If We Lose Their Services.

We have a commitment but have not yet entered into binding agreements for the new senior secured credit facilities discussed in this Form 10-Q. Our agreement with Wachovia calls for Wachovia to use best efforts to secure commitments from other lenders for those facilities. We are seeking the new credit facilities in order to (1) reduce our interest costs substantially, (2) retire the 11% Notes, which we would likely be unable to pay on the June 15, 2010 maturity date without a refinancing and (3) provide us with greater overall financial flexibility. If prospective lenders view the election contest announced by RAH's related parties to replace our current board of directors and our disputes with RAH and those parties about their actions in furtherance of their takeover objectives as creating too much uncertainty about our future prospects, we may be unable to obtain the new credit facilities or other refinancing.

Those same uncertainties about our future prospects might add to our difficulties in finding suitable replacements for any of our executives or other key personnel if we lose their services.


Item 5.  Other Information


Item 6.  Exhibits.

         See list of exhibits on page 23.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RIVIERA HOLDINGS CORPORATION


                                             By: /s/ William L. Westerman
                                             William L. Westerman
                                             Chairman of the Board,
                                             Chief Executive Officer
                                             (Principle Executive Officer)



                                              By: /s/ Mark Lefever
                                              Treasurer and Principal
                                              Financial and Accounting Officer
                                              (Principle Financial Officer)

                                               Date: May 10, 2007

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