Form 10-Q
period 2007-06-30
RIVIERA HOLDINGS CORP
filed 2007-08-03
CIK 899647

FORM 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2007
                                             OR
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from to
__________________

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

____________________________________________
(former name, former address and former fiscal year, if changed since last report)

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

                                        APPLICABLE ONLY TO CORPORATE ISSURERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 3, 2007, there were 12,463,755 shares of Common Stock, $.001 par value per share, outstanding.

                              RIVIERA HOLDINGS CORPORATION

                                         INDEX

                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2007 and
December 31, 2006                                                           3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Six Months Ended June 30, 2007 and 2006                           4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Six Months Ended June 30, 2007 and 2006                                     5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        23

Item 4.   Controls and Procedures                                          24

PART II.  OTHER INFORMATION                                                24

Item 1.  Legal Proceedings                                                 24

Item 1A.   Risk Factors                                                    26

Item 4.   Submission of Matters to a Vote of Security Holders              26

Item 6.  Exhibits                                                          27

Signature Page                                                             28

Exhibits                                                                   29

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

The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS   (Unaudited)
(In thousands, except share amounts)                      June 30    December 31
---------------------------------------------------------------------------------
                                                            2007          2006
                                                       -------------  -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $ 31,561     $ 25,285
   Restricted cash and investments                          224,477            -
   Accounts receivable, net of allowance for
          doubtful accounts of $214 and $163                  3,347        3,063
   Inventories                                                1,728        1,792
   Prepaid expenses and other assets                          4,237        4,002
                                                       -------------  -----------
       Total current assets                                 265,350       34,142

PROPERTY AND EQUIPMENT, Net                                 167,953      171,320
OTHER ASSETS, Net                                             7,742        5,774
DEFERRED INCOME TAXES, net of valuation
         allowance of $17,081                                 2,446        2,446
                                                       -------------  -----------
TOTAL                                                     $ 443,491    $ 213,682
                                                       =============  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt                      $ 214,003        $ 879
   Current portion of obligation to officers                  1,000        1,000
   Accounts payable                                           8,840        9,126
   Accrued interest                                           1,151        1,063
   Accrued expenses                                          12,697       13,167
                                                       -------------  -----------
     Total current liabilities                              237,691       25,235
                                                       -------------  -----------
 OBLIGATIONS TO OFFICERS - Net of current portion             1,577        2,094
                                                       -------------  -----------
 OTHER LONG-TERM DEBT                                         2,763        2,763
                                                       -------------  -----------
 LONG-TERM DEBT - Net of current portion                    225,305      214,124
                                                       -------------  -----------

Commitments & Contingencies (Note 6)

SHAREHOLDERS'  DEFICIENCY:
Common stock ($.001 par value; 60,000,000
       shares authorized, 17,131,824 and
       17,131,824 shares issued at June 30,
       2007 and December 31, 2006, respectively,and              17           17
       12,463,755 and 12,369,431 shares outstanding
       at June 30, 2007 and December 31, 2007,
       respectively)
   Additional paid-in capital                                18,512       18,165
   Treasury stock (4,668,069 and 4,762,393 shares at
        June 30, 2007 and December 31, 2006, respectively)   (9,635)      (9,841)
   Accumulated Deficit                                      (32,739)     (38,875)
                                                       -------------  -----------
      Total shareholders' deficiency                        (23,845)     (30,534)
                                                       -------------  -----------
TOTAL                                                     $ 443,491    $ 213,682
                                                       =============  ===========
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2007 AND 2006                      Three Months Ended  Six Months Ended
(In thousands, except per share  amounts)        June 30,          June 30,
--------------------------------------------------------------------------------
REVENUES:                                  2007       2006      2007      2006
                                          --------- --------- --------- --------
  Casino                                  $ 30,887  $ 29,862   $59,006   $56,944
  Rooms                                     15,150    14,246    31,464    29,089
  Food and beverage                          8,773     8,746    16,961    17,644
  Entertainment                              3,451     3,860     5,857     7,541
  Other                                      1,645     1,733     3,357     3,436
                                          --------- --------- --------- ---------
            Total revenues                  59,906    58,447   116,645   114,654
   Less - promotional allowances            (6,241)   (6,010)  (10,953)  (10,528)
                                          --------- --------- --------- ---------
            Net revenues                    53,665    52,437   105,692   104,126
                                          --------- --------- --------- ---------

COSTS AND EXPENSES:
 Direct costs and expenses of
       operating departments:
    Casino                                  14,359    14,902    28,611    28,722
    Rooms                                    7,048     6,832    14,099    13,621
    Food and beverage                        6,338     6,120    12,479    12,452
    Entertainment                            2,043     2,700     3,669     5,342
    Other                                      338       333       675       799
Other operating expenses:
    General and administrative:
        Equity compensation                    354       190       553       406
        Other general and administrative    10,274    10,542    20,428    20,787
    Mergers, acquisitions and development
           costs, net                          238       761       288       878
    Asset impairment                             -         3         -        16
    Depreciation and amortization            3,234     3,159     6,490     6,419
                                          --------- --------- --------  --------
            Total costs and expenses        44,226    45,542    87,292    89,442
                                          --------- --------- --------- ---------
INCOME FROM OPERATIONS                       9,439     6,895    18,400    14,684
                                          --------- --------- --------- ---------
OTHER INCOME (EXPENSE)
     Interest expense, net                  (6,692)   (6,477)  (13,091)  (12,986)
     Unrealized gain on derivatives            827         -       827         -
                                          --------- --------- --------- ---------
              Other expense, net            (5,865)   (6,477)  (12,264)  (12,986)
                                          --------- --------- --------- ---------
NET  INCOME                                $ 3,574     $ 418   $ 6,136   $ 1,698
                                          ========= ========= ========= =========

INCOME PER SHARE DATA:
Income per share:
   Basic                                    $ 0.29    $ 0.03    $ 0.50    $ 0.14
                                          --------- --------- --------- ---------
   Diluted                                  $ 0.28    $ 0.03    $ 0.49    $ 0.14
                                          --------- --------- --------- ---------
Weighted-average common shares outstanding  12,322    12,040    12,291    12,001
                                          --------- --------- --------- ---------
Weighted-average common and common
   equivalent shares                        12,605    12,326    12,557    12,271
                                          --------- --------- --------- ---------

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006                Six Months Ended
(in thousands)                                                      June 30,
---------------------------------------------------------------------------------
                                                             2007          2006
                                                           ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $6,136      $1,698
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation  and amortization                             6,490       6,419
    Provision for bad debts, net                                  67         221
    Stock Compensation - Restricted Stock                        428         392
    Stock Compensation - Stock Options                           125          14
    Asset Impairment                                               -          16
    Amortization of deferred loan fees                           784         798
    Increase on swap fair value                                 (827)          -
    Changes in operating (assets) and liabilities:
      Accounts receivable                                       (351)        938
      Inventories                                                 64         632
      Prepaid expenses                                          (235)        746
      Other assets                                               179         212
      Accounts payable                                          (457)     (1,438)
      Accrued interest                                            88         (22)
      Accrued liabilities                                       (470)       (178)
      Deferred compensation plan liability                       (17)         (2)
      Obligation to officers                                    (500)       (500)
                                                           ----------   ---------
       Net cash provided by operating activities              11,504       9,946
                                                           ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas, Nevada               (2,563)     (2,481)
      Capital expenditures - Black Hawk, Colorado               (389)     (2,621)
      Restricted cash and investments                       (224,477)          -
                                                           ----------   ---------
       Net cash used in investing activities                (227,429)     (5,102)
                                                           ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term borrowings                          (897)       (412)
      Increase in deferred loan costs                         (1,902)          -
      Proceeds from exercise of stock options                      -         257
      Proceeds from issuance of long-term debt               225,000           -

                                                           ----------   ---------
        Net cash provided by (used in)
                financing activities                         222,201        (155)
                                                           ----------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS                          6,276       4,689
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              $ 25,285    $ 20,571
                                                           ----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 31,561    $ 25,260
                                                           ==========   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable            $ 171        $ 21

  Cash paid for interest                                   $ 12,811    $ 12,212

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

Restricted Cash and Investments

Restricted cash consists of cash proceeds from our New Credit Facility deposited with the Bank of New York as trustee to fund the notice of redemption of our 11% Notes (Note 3).

Earnings Per Share

Basic per-share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. There were 24,000 potentially dilutive options excluded from the calculation for the three and six months ended June 30, 2006 and 2007, respectively.

Income Taxes

The income tax provisions for the three and six months ended June 30, 2007 and 2006, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. The estimates used to determine the remaining valuation allowance are based upon recent operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates may be impacted by numerous unforeseen events including changes to regulations affecting how we operate the business, changes in the labor market or economic downturns in the areas where we operate.

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

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowances for receivables, estimated fair value for stock-based compensation, estimated fair value of derivative instrument and deferred tax assets. Actual results may differ from estimates.

Mergers, Acquisitions and Development Costs

Mergers, acquisitions and development costs consist of legal fees and other expenses associated with the on-going potential sale of the Company.

Derivative Instruments

We account for derivative instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and all amendments and interpretations thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair value of our derivative instruments is based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. We use an interest rate swap to manage the mix of our debt between fixed and variable rate instruments, which were entered into on June 8, 2007. As of June 30, 2007, we have one interest rate swap agreement for a notional amount of $223 million. We have determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded a $827,000 gain for the change in fair value of this derivative instrument in our condensed consolidated statements of operations for the three-month period ended June 30, 2007.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007. There was no effect on our financial condition or results of operations as a result of implementing FIN 48. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. We do not have any accrued interest or penalties associated with any unrecognized tax benefits.

2.  OTHER ASSETS

Other assets at June 30, 2007 and December 31, 2006 include deferred loan fees of approximately $5.7 million and $4.6 million respectively, associated with the refinancing of our debt in 2002 and 2007. The $3.8 million remaining on our 2002 refinancing debt at June 30, 2007 will be written-off in July 2007, once our 11% Senior Secured Notes due June 15, 2010 in the original principal amount of $215 million (the "11% Notes") are redeemed. Other assets also includes approximately $1.9 million of deferred loan fees associated with our new $225 million term loan which will be amortized over seven years, which is the life of the loan.

3.  LONG TERM DEBT AND COMMITMENTS

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the "Subsidiaries") entered into a $245 million Credit Agreement, the "New Credit Facility") with Wachovia Bank, National Association ("Wachovia"), as administrative agent.

The New Credit Facility includes a $225 million seven-year term loan ("Term Loan"), with no amortization for the first three years, a one percent amortization for each of years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down of 50% of excess cash flows, as defined. The New Credit Facility also includes a $20 million five-year revolving credit facility ("Revolving Credit Facility") under which RHC can obtain extensions of credit in the form of cash loans or standby letters of credit ("Standby L/Cs"). RHC is permitted to prepay the New Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of any LIBOR rate loans. The rate for the Term Loan was LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement that became effective June 29, 2007 that RHC entered into under the New Credit Facilities, substantially the entire Term Loan, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement). The New Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of RHC's and the Subsidiaries' assets.

RHC used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the "Indenture"), with The Bank of New York as trustee (the "Trustee"), governing the 11% Notes. On June 8, 2007 RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

The interest rate on loans under the Revolving Credit Facility will depend on whether they are in the form of revolving loans or swingline loans. For each revolving loan, the interest rate will depend on whether RHC elects to treat the loan as an "Alternate Base Rate" loan ("ABR Loan") or a LIBOR Rate loan.

Swing line loans will bear interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that are ABR Loans.

RHC will also pay fees under the Revolving Credit Facility as follows: (i) a commitment fee in an amount equal to either .50% or 0.375% (depending on the Consolidated Leverage Ratio) per annum on the average daily unused amount of the Revolving Credit Facility; (ii) Standby L/C fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration; and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C. In addition to the Revolving Credit Facility fees, RHC will pay an annual administrative fee of $35,000.

The New Credit Facility contains affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on RHC's incurrence of other indebtedness.

The New Credit Facility contains events of default customary for financings of this nature including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under RHC's other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a "change of control" of RHC; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses. Some of these events of default provide for grace periods and materiality thresholds. For purposes of these default provisions, a "change in control" of RHC includes: a person's acquisition of beneficial ownership of 35% or more of RHC's stock coupled with a gaming license and/or approval to direct any of RHC's gaming operations, a change in a majority of the members of RHC's board of directors other than as a result of changes supported by RHC's current board members or by successors who did not stand for election in opposition to RHC's current board, or RHC's failure to maintain 100% ownership of the Subsidiaries.

4.   STOCK REPURCHASES

There were no shares of our common stock purchased by our Deferred Compensation Plan for the six months ended June 30, 2007 or 2006. The Deferred Compensation Plan distributed to participants 94,324 and 96,698 shares for the six months ended June 30, 2007 and 2006, respectively.

5.   SHARE-BASED PAYMENTS

During the three months ended June 30, 2007, we recorded share-based compensation of $354,000 compared to $190,000 in 2006 and for the six months ended June 30, 2007 we recorded share-based compensation of $553,000 compared to $406,000 in 2006. No options were exercised during the three and six months ended June 30, 2007. We granted 24,000 options to non-employee directors during the three and six months ended June 30, 2007. The following table summarizes information about options outstanding as of June 30, 2007.

The activities of all stock option plans are as follows:

                                       Weighted Average
                                              Share       Remaining   Aggregate
                               Shares        Exercise      Life       Intrinsic
                                               Price                    Value
Outstanding, March 31, 2007   234,000      $   4.33
   Issued                      24,000         36.56
                            --------------
Outstanding, June 30, 2007    258,000      $   7.33     5.92 years    $7,487,000
                            ==============
Exercisable June 30, 2007     214,800      $   2.78     5.08  years   $7,211,000

We estimated the fair value of each director option grant on the date of grant using the Black-Scholes option pricing model. We valued the options for each director independently. The following weighted-average assumptions were used for grants in 2007: dividend yield of 0%; risk-free interest rate of 4.97%; options for two of the directors who have reached the age of 62 had an expected life of one year and an expected volatility of 29%, options for one director who will reach the age of 62 in 2008, had an expected life of two years and a risk expected volatility of 43%; and options for one director had an expected life of
6.75 years and a risk expected volatility of 64%.As two of the directors had reached the age of 62 at the grant date, these options were deemed fully vested, and the related compensation expense was recognized in full on the date of grant. Additionally, as one director will reach age 62 in 2008, these options were deemed to have a shorter vesting purpose for expense recognition and the related compensation expense is being recognized over an accelerated period.

6.       COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

Approximately 60 executive officers and certain other employees (excluding Mr. Westerman and Mr. Vannucci) of ROC and RBH have salary continuation agreements effective through December 2008, pursuant to which they will be entitled to receive (1) six months salary if their employment with the Company is terminated, without cause, within 12 months of a change of control of the Company; and (2) group health insurance for a period of 6 months. The base salary payments are payable in biweekly installments, subject to the employee's duty to mitigate by using his or her best efforts to find employment. In addition, two executive officers and two significant employees have salary continuation agreements effective through December 31, 2008, pursuant to which each of them will be entitled to receive one year's base salary and health insurance benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company. These four salary continuation agreements are not subject to a duty to mitigate. The estimated total amount payable under all such agreements was approximately $3.5 million, which includes $670,000 in benefits, as of June 30, 2007.

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

Legal Proceedings and Related Events

Between January 2, 2007 and February 26, 2007, there were a series of meetings between representatives of the Company and Riviera Acquisition Holdings ("RAH") which was a group then comprised of Flag Luxury Properties, LLC ("Flag"), High Desert Gaming, LLC ("High Desert"), Barry Sternlicht and Brett Torino and their respective affiliates (collectively, the "Buying Group") (High Desert has since left the Buying Group) regarding the acquisition of Company shares held by Triple Five Investco LLC ("T5") and the potential acquisition of all other Company shares. The Company advised RAH that the Company would not grant RAH a waiver of the Nevada Business Combination Law Statute ("BCL") or the voting limitations provided in the Company Articles of Incorporation (the "Company Charter") if RAH obtained the right to acquire the T5 shares. The Company also advised RAH during the course of these meetings that its preferred method of any potential transaction to acquire the Company was through a tender offer for all outstanding Company shares.

Between March 15, 2007 and March 20, 2007, RAH representatives met with Company representatives and proposed an acquisition of the Company via a merger, subject to numerous conditions. RAH also expressed its desire to purchase and/or lock up the right to acquire the T5 Shares. The Company advised RAH that it would not grant a waiver of the BCL or Company Charter to either purchase or lock up the right to acquire the T5 shares.

On March 21, 2007, RAH and T5 entered into an option and lock up agreement for the T5 shares in favor of RAH ("T5 Option Agreement"). On March 26, 2007, RAH faxed a proposed merger agreement to the Company for the acquisition of all Company shares through a merger agreement at $27 per share in cash subject to numerous conditions including all regulatory approvals and all necessary financing (the "Proposal"). On March 28, 2007, the Company rejected the $27 offer and determined that as a result of entering into the T5 Option Agreement RAH had violated the BCL and was therefore precluded under Nevada law from any proposed business combination to acquire the Company for a period of three years. The Company also determined that the T5 Option Agreement would trigger a provision of the Company Charter that would result in reduced voting rights associated with the T5 shares when obtained by RAH to 1/100 of one vote per share.

On April 17, 2007, a complaint for Declaratory Relief (the "Complaint") was filed by RAH (the "Plaintiffs") in the District Court of Clark County, Nevada (the "Court") (Case No. A539614). On May 2, 2007, the Complaint was amended and filed with the Court (the "Amended Complaint") and was subsequently served upon the Company and its directors (collectively, the "Defendants"). The Amended Complaint seeks relief from the Defendants' determination that Plaintiffs are prevented from engaging in any business combination with the Company for the three-year disqualification period due to Plaintiffs entering into the T5 Option Agreement.

The Amended Complaint requests the Court to do the following, among other things: (i) declare that the three-year disqualification period provided in NRS
78.438 does not apply to the Plaintiffs or the Proposal; (ii) declare that the Defendants may not invoke NRS 78.438 as an impediment to consider the Proposal;
(iii) declare that the voting limitation in the Company Charter does not apply to the Plaintiffs, and interests acquired under the T5 Option Agreement or the Proposal; and (iv) declare that the Defendants may not invoke the Company Charter as an impediment to considering the Proposal.

On April 26, 2007, RAH announced it was presenting an opposition slate of Board of Directors for consideration at the Company Annual Meeting of Shareholders on May 15, 2007.

On May 11, 2007, the Company announced that it had retained Jefferies & Company to explore a range of strategic and financial alternatives, including, but not limited to, a sale of the Company, in order to enhance shareholder value. The Company also announced that it had received a proposed merger agreement in connection with a bid of $30 per share in cash, subject to numerous conditions, from Ian Bruce Eichner and Dune Capital Management L.P. On May 14, 2007, RAH withdrew its opposition slate of directors. At the Company's Annual Meeting of Shareholders on May 15, 2007, the Company's slate of directors was re-elected by a favorable vote of approximately 90% of the Company's outstanding shares. On May 16, 2007, RAH submitted a proposed merger agreement in connection with a bid to acquire the Company at $34 per share in cash subject to numerous conditions. The Board of Directors of the Company has not at the present time determined to pursue any strategies or financial alternatives regarding this $34 per share proposed merger and there is no assurance that the Board of Directors will recommend any alternatives or that any such alternatives could be successfully completed.

On May 23, 2007, the Company filed its answer and a counter claim to the Amended Complaint. This matter is scheduled for hearing on August 10, 2007.

Neither the Eichner $30 Proposal nor the RAH $34 Proposal has been withdrawn. Our position has not changed regarding the ineligibility of RAH and its investment group to proceed with the RAH $34 Proposal due to their triggering of the BCL and Article III. We are continuing to work with Jefferies on our strategic process to maximize shareholder value, and the lawsuit filed by RAH and related parties is still pending.

We are also a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Guarantor Information

The New Credit Facility is guaranteed by the Subsidiaries, which are all of our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RHC's unrestricted subsidiaries, which have no operations and do not significantly contribute to our financial position or results of operations, are not guarantors of the New Credit Facility.

7.       SUBSEQUENT EVENTS

We redeemed all of our 11% Notes on July 9, 2007, in connection with our refinancing and accordingly we will record a loss on extinguishment of debt in the third quarter of 2007 of approximately $12.9 million related to the call premium, remaining deferred financing costs and the unamortized discount.

8. SEGMENT DISCLOSURES

We determine our segments based upon the review process of our chief decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by our chief decision maker is "property EBITDA", as defined below. All intersegment revenues have been eliminated.

                                     Three months ended Six months ended
                                        June 30,              June 30,
                               ------------------------  -----------------------
(Dollars in thousands)            2007         2006         2007          2006
                               ----------     ---------  -----------    --------
Net Revenues:
  Riviera Las Vegas             $40,185       $39,662      $78,657       $78,088
  Riviera Black Hawk             13,480        12,775       27,035        26,038
                               ---------     ---------  -----------    ---------
      Total net revenues        $53,665      $ 52,437     $105,692     $ 104,126
                               =========     =========  ===========    =========

Property EBITDA (1):
  Riviera Las Vegas              $9,405        $8,350      $18,012       $16,817
  Riviera Black Hawk              4,877         3,716        9,692         7,904

Other Costs and Expenses
  Corporate Expenses
       Equity compensation          354           190          553           406
       Other corporate expenses   1,017         1,058        1,973         2,318
  Depreciation and amortization   3,234         3,159        6,490         6,419
  Mergers, acquitions and
       development costs            238           761          288           878
  Asset impairment                    -             3            -            16
  Interest Expense, net           5,865         6,477       12,264        12,986

                               ---------     ---------  -----------    ---------
         Total Other Costs
               and Expenses      10,708        11,648       21,568        23,023
                               ---------     ---------  -----------    ---------
         Net Income             $ 3,574         $ 418      $ 6,136       $ 1,698
                               =========     =========  ===========    =========

(1)Property EBITDA consists of earnings before interest, income taxes, depreciation, and amortization. Property EBITDA is presented solely as a supplemental disclosure because we believe that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. We use property-level EBITDA (property EBITDA before corporate expense) as the primary measure of our business segment properties' performance, including the evaluation of operating personnel. Property EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA. Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do. A reconcillation of property EBITDA to net income is included in the following financial schedules.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Developments

General

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Colorado ("Riviera Black Hawk").

Our capital expenditures for Riviera Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in, slot club and slot ticket redemptions.

In Black Hawk, the $5 maximum bet restricts table games to a minimum, and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain competitive slot machines compared to the market.

Refinancing

On June 8, 2007, we and certain of our restricted subsidiaries, namely Riviera Operating Corporation, Riviera Gaming Management of Colorado, Inc. and Riviera Black Hawk, Inc. (collectively, the "Subsidiaries") entered into a $245 million Credit Agreement, (the "New Credit Facility") with Wachovia Bank, National Association ("Wachovia"), as administrative agent.

The New Credit Facility includes a $225 million seven-year term loan ("Term Loan"), with no amortization for the first three years, a one percent amortization for each of years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down of 50% of excess cash flows, as defined. The New Credit Facility also includes a $20 million five-year revolving credit facility ("Revolving Credit Facility") under which we can obtain extensions of credit in the form of cash loans or standby letters of credit ("Standby L/Cs"). We are permitted to prepay the New Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans. The rate for the Term Loan was LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement that became effective June 29, 2007 that RHC entered into under the New Credit Facilities, substantially the entire Term Loan, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement). The New Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of our assets.

We intend to use substantially all of the proceeds of the Term Loan to discharge our obligations under the Indenture, dated June 26, 2002 (the "Indenture"), with The Bank of New York as trustee (the "Trustee"), governing our 11% Senior Secured Notes due June 15, 2010 in the original principal amount of $215 million (the "11% Notes"). On June 8, 2007 we deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

We use an interest rate swap to manage the mix of our debt between fixed and variable rate instruments entered into on June 8, 2007. As of June 30, 2007, we have one interest rate swap agreement for a notional amount of $223 million. We have determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded a $827,000 gain for the change in fair value of this derivative instrument in our condensed consolidated statements of operations for the three-month period ended June 30, 2007.

For further information about the New Credit Facility, see "Liquidity and Capital Resources" below in this Item 2, and Item 1.01 of the Form 8-K that we filed on June 14, 2007.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Property EBITDA does not include intercompany management fees.

                                      Second Quarter              Incr    Incr %
         (In Thousands)         2007               2006

Net Revenues:
   Riviera Las Vegas           $40,185            $39,662         $523     1.3%
   Riviera Black Hawk           13,480             12,775          705     5.5%
      Total Net Revenues       $53,665            $52,437       $1,228     2.3%

Property EBITDA
   Riviera Las Vegas            $9,405             $8,350        $1,055   12.6%
   Riviera Black Hawk            4,877              3,716         1,161   31.2%
   Property EBITDA             $14,282            $12,066        $2,216   18.4%
Property EBITDA Margins (1)
   Riviera Las Vegas            23.4%              21.1%           2.3%
   Riviera Black Hawk           36.2%              29.1%           7.1%

 (1) Property EBITDA margins represent property EBITDA as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues increased $523,000 or 1.3% in the second quarter 2007 compared to the same period last year.

           Casino revenues increased $256,000 or 1.5% due to an increase in slot revenue, driven by increased coin-in as a result of new slot machines and a revised floor layout.

Room revenue increased $904,000, or 6.3%, from $14.2 million in 2006 to $15.1 million in 2007 due mainly to an increase in average daily rate. Average daily room rate increased $4.76 or 6.3% from $75.99 in 2006 to $80.75 in 2007. Hotel occupancy decreased slightly to 95.3%, down from last year's 96.0%. Rev Par (revenue per available room) increased 5.4% or $3.97 to $76.94 for the three months ended June 30, 2007.

Food and beverage revenue increased $87,000, or 1.2%, from $7.4 million in 2006 to $7.5 million mainly due to increase covers in our buffet offset by lower banquet revenue resulting from fewer events.

Entertainment revenue decreased $416,000, or 10.8%, from $3.9 million in 2006 to $3.5 million in 2007 primarily due to lower ticket sales in our Versailles Theater and other entertainment venues.

Promotional allowances increased by approximately $299,000, or 6.1%, from $4.9 million during 2006 to $5.2 million during 2007 primarily due to increases in the number of complimentary rooms related to increased casino activity.

Costs and Expenses

Hotel expenses increased $216,000, or 3.2% due to payroll and benefit cost increases primarily associated with union contract increases.

Entertainment departmental costs and expenses decreased by $646,000, or 24.0% in the quarter, primarily due to lower ticket sales, which resulted in reduced payments to producers and other cost reductions for other entertainment venues.

Property EBITDA

Property EBITDA in Las Vegas increased $1.1 million, or 12.6%, from $8.3 million in 2006 to $9.4 million in 2007 due principally to increased slot and room revenues as discussed above. EBITDA margins increased from 21.1% in 2006 to 23.4 % in 2007.

Riviera Black Hawk

Revenues

Net revenues increased $705,000 or 5.5% from $12.8 million in 2006 to $13.5 million in 2007. The increase was related to an increase in slot revenue as a result of an increase in the slot hold percentage as the slot volumes in the lower denomination slot machines continued to increase on the newer machines. These new machines were installed in 2006.

Food and beverage revenues were approximately $1.3 million in 2007, of which $1.1 million was complimentary (promotional allowance).

Property EBITDA

Property EBITDA at Riviera Black Hawk increased $1.2 million, or 31.2%, from $3.7 million in 2006 to $4.9 million in 2007, primarily due to the increased slot revenues, reduced payroll and marketing expenses. Our EBITDA margins increased from 29.1% in the second quarter of 2006 to 36.2% in the second quarter of 2007.

Consolidated Operations

Other Income (Expense)

Other income and expenses decreased $612,000 due primarily to our recording an unrealized gain on the fair value of our interest rate swap of $827,000, which was entered into in June 2007, offset by an increase in net interest expense as we had both the 11% Notes and our New Credit Facility outstanding for 23 days in June.

Net Income

Net income increased $3.2 million from $418,000 in 2006 to $3.6 million in 2007 due primarily to the factors described above, reduced expenses in 2007 associated with mergers, acquisitions and development costs, offset by increased equity-based compensation expense.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Property EBITDA does not include intercompany management fees.

                                     Six Months
            (In Thousands)       2007          2006       Incr      Incr %

Net Revenues:
   Riviera Las Vegas           $78,657       $78,088      $569      0.7%
   Riviera Black Hawk           27,035        26,038       997      3.8%
      Total Net Revenues      $105,692      $104,126    $1,566      1.5%

Property EBITDA
   Riviera Las Vegas           $18,012       $16,817    $1,195      7.1%
   Riviera Black Hawk            9,692         7,904     1,788     22.6%
   Property EBITDA              27,704        24,721     2,983     12.1%
Property EBITDA Margins (1)
   Riviera Las Vegas            22.9%          21.5%     1.4%
   Riviera Black Hawk           35.8%          30.4%     5.4%

 (1) Property EBITDA margins represent EBITDA as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues increased $569,000, or 0.7%, from $78.1 million in 2006 to $78.7 million in 2007 due primarily to increased hotel and slot revenues.

Slot revenue increased $1.3 million (5.2%) over the prior year due to increased coin-in and slot hold percentage brought about by increased marketing programs, which provided additional complimentary hotel rooms and cash back to slot players. Room revenue increased $2.4 million, or 8.2%, from $29.1 million in 2006 to $31.5 million in 2007 due to an increase in slot player complimentary room revenue and an overall increase in average room rate. Hotel occupancy increased to 94.3%, from last year's 93.5% and the average daily room rate increased $5.45 to $85.15 in 2007 from $79.70 in 2006. Rev Par (revenue per available room) increased 7.7% or $5.77 to $80.25.

Food and beverage revenues decreased $522,000, or 3.5%, from $15.0 million in 2006 to $14.5 million in 2007, due to the decrease in banquets covers, which were down 13.9%.

Entertainment revenues decreased by approximately $1.7 million, or 22.4%, from $7.5 million during 2006 to $5.9 million during 2007 due primarily to a decrease in ticket sales associated with our show in Versailles Theater and other entertainment venues.

Promotional allowances increased by approximately $541,000 or 6.5%, from $8.4 million during 2006 to $8.9 million during 2007 primarily due to increases in complimentary room revenue as a result of an increase in slot marketing activity.

Costs and Expenses

Casino expenses increased $297,000 or 1.8% from $16.9 million in 2006 to $17.2 million in 2007 due to increased costs of complimentary room nights.

Entertainment costs decreased $1.7 million, or 31.2%, primarily due to lower ticket sales, which resulted in reduced payments to producers other cost reductions for our entertainment venues.

Property EBITDA

EBITDA in Las Vegas increased $1.2 million, or 7.1%, from $16.8 million in 2006 to $18.0 million in 2007 due to increased room and slot revenue as discussed above. EBITDA margins in Las Vegas increased from 21.5% in 2006 to 22.9% in 2007 as a result of the factors described above.

Riviera Black Hawk

Revenues

Net revenues increased by approximately $997,000, or 3.8%, from $26.0 million in 2006 to $27.0 million in 2007. Casino revenues increased $1.1 million, or 4.4%, from $25.2 million in 2006 and $26.3 million in 2007. The increase was primarily related to an increase in slot revenue as a result of improved hold percentage on lower denomination slot machines. These new machines were installed in 2006.

Property EBITDA

Property EBITDA in Black Hawk increased $1.8 million, or 22.6%, from $7.9 million in 2006 to $9.7 million in 2007 primarily due to the increase slot revenue discussed above and reduced casino and general and administrative expenses. EBITDA margins in Black Hawk increased from 30.4% in 2006 to 35.8% in 2007 as a result of more targeted marketing promotions.

Consolidated Operations

Other Income (Expense)

Other income and expenses decreased $612,000 due primarily to our recording an unrealized gain on the fair value of our interest rate swap of $827,000, which was entered into in June 2007, offset by an increase in net interest expense as we had both the 11% Notes and our New Credit Facility outstanding for 23 days in June.

Net Income

Net income increased $4.4 million from $1.7 million in 2006 to $6.1 million in 2007 due primarily to the increase income from operations of $3.7 million and the gain of fair value of the swap.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $31.6 million. Our cash and cash equivalents increased $6.3 million during the first six months of 2007, as a result of $11.5 million of cash provided by operations, $227.4 million of cash outflow for investing activities including $224.4 million of restricted cash held to retire our 11% Notes and $222.2 million increase for financing activities including proceeds from of our $225 million Term Loan. Our cash balances include amounts that could be required, upon five days' notice, to fund our CEO's (Mr. Westerman's) pension obligation in a rabbi trust. We pay Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to forbear on his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances we may be required to disburse approximately $2.6 million for this purpose in a short period.

We believe that cash flow from operations, combined with the $31.6 million cash and cash equivalents and the $20 million Revolving Credit Facility, will be sufficient to cover our current debt service and enable investment in budgeted capital expenditures of $12.5 million for 2007 for both Riviera Las Vegas and Riviera Black Hawk including planned capital improvements and assessments for the Main Street expansion in Black Hawk.

On June 8, 2007, we and the Subsidiaries entered into the New Credit Facility.

The New Credit Facility includes a $225 million seven-year term loan ("Term Loan"), and has no amortization for the first three years, and a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined. The New Credit Facility also includes a $20 million five-year revolving credit facility ("Revolving Credit Facility") under which we can obtain extensions of credit in the form of cash loans or standby letters of credit ("Standby L/Cs"). We are permitted to prepay the New Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans. The rate for the Term Loan and revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement that became effective June 29, 2007 that we entered into under the New Credit Facility, substantially the entire Term Loan portion of the New Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement). The New Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of our assets.

We intend to use substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the "Indenture"), with The Bank of New York as trustee (the "Trustee"), governing the 11% Notes. On June 8, 2007 we deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

We utilize derivative instruments for a substantial portion of our Term Loan to manage certain interest rate risk. Our interest rate swap agreement has a rate 5.48% compared to the three month LIBOR rate of 5.36% as of June 30, 2007.

The interest rate on loans under the Revolving Credit Facility will depend on whether they are in the form of revolving loans or swingline loans. For each revolving loan, the interest rate will depend on whether we elect to treat the loan as an "Alternate Base Rate" loan ("ABR Loan") or a LIBOR Rate loan.

Swing line loans will bear interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that are ABR Loans.

We will also pay fees under the Revolving Credit Facility as follows: (i) a commitment fee in an amount equal to either .50% or 0.375% (depending on the Consolidated Leverage Ratio) per annum on the average daily unused amount of the Revolving Credit Facility; (ii) Standby L/C fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration; and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C. In addition to the Revolving Credit Facility fees, we will pay an annual administrative fee of $35,000.

The New Credit Facility contains affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on our incurrence of other indebtedness.

The New Credit Facility contains events of default customary for financings of this nature including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under our other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a "change of control"; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses. Some of these events of default provide for grace periods and materiality thresholds. For purposes of these default provisions, a "change in control" includes: a person's acquisition of beneficial ownership of 35% or more of our stock coupled with a gaming license and/or approval to direct any of our gaming operations, a change in a majority of the members of our board of directors other than as a result of changes supported by our current board members or by successors who did not stand for election in opposition to our current board, or our failure to maintain 100% ownership of the Subsidiaries.

For a further description of the New Credit Facility, see Item 1.01 of the Form 8-K that we filed on June 14, 2007.

At June 30, 2007, we are in compliance with the covenants of the 11% Notes and the $225 million Term Loan.

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

Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify them, or might affect our ability to achieve them, include, but are not limited to:

 o the results of our previously announced strategic process to explore alternatives for maximizing shareholder value, and the possible effect that the pending lawsuit against us by RAH and related parties and the fluctuations in our stock price will have on other parties' willingness to make a proposal to acquire us;

 o fluctuations in the value of our real estate, particularly in Las Vegas;

 o the availability and adequacy of our cash flow to meet our requirements, funding and debt obligations;

 o our substantial indebtedness, debt service requirements and liquidity constraints;

 o the smoking ban in Colorado on our Riviera Black Hawk property which becomes effective on January 1, 2008;

 o the availability of additional capital to support capital improvements and development;

 o the ability to renegotiate union contracts in Las Vegas;

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

As of June 30, 2007, we had $439 million in borrowings. The borrowings include $215 million in 11% Notes, which have been called and were redeemed on July 9, 2007, $225 million Term Loan maturing in 2014 and a capital lease maturing in 2009. Interest on the 11% Notes is based on a fixed rate of 11%. The equipment capital lease has a fixed interest rates of 5.5%. The borrowings also include $348,000 in a special improvement district ("SID") bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%. We are not susecptible to interest rate risk because our outstanding debt is at fixed rates. As of June 30, 2007, we had no borrowing outstanding under our Revoling Credit Facility. As of June 30, 2007, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $225 million of borrowings under the Term Loan, which bears interest at LIBOR plus 2.0%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 5.485% on the $225 million notional amount which expires on June 8, 2014. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 7.485%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting. A hypothetical one percent change in interest rate would have an immaterial effect on our financial statements as of June 30, 2007.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate                                                                           Fair Value
(Dollars in thousands)          2007       2008     2009     2010    2011 Thereafter     Total   at 6/30/07

Long-Term Debt,
Including Current Portion

Equipment loans and
 capital leases - Las Vegas       $ 33     $ 69     $ 55                                 $ 157      $ 157

Average interest rate             5.5%     5.5%     5.5%

$225 Term Loan                                             $1,125  $ 2,250 $221,625   $225,000  $ 225,000
Average interest rate                                        7.5%     7.5%     7.5%

11% Notes                    $ 215,000                                                $215,000  $ 222,906
Less unamortized Discount     $ (1,197)                                               $ (1,197)  $ (1,197)

Average interest rate            11.8%

SID Bonds -
 Black Hawk, Colorado             $ 66    $ 137    $ 145                                 $ 348      $ 348

Average interest rate             5.5%     5.5%     5.5%

Total long-term debt,
including current portions   $ 213,902    $ 206    $ 200   $1,125  $ 2,250 $221,625   $439,308  $ 447,214

 Other Long-Term Liabilities,
Including Current Portions

CEO pension plan obligation       $500   $1,000   $1,000     $ 77                      $ 2,577    $ 2,577

                                 11.8%    11.8%    11.8%    11.8%
                             ------------------------------------------------------- ---------------------
Total long-term obligations  $ 214,402   $1,206   $1,200   $1,202  $ 2,250 $221,625   $441,885  $ 449,791
                             ======================================================= =====================

ITEM 4.       Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15(d)- 15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Between January 2, 2007 and February 26, 2007, there were a series of meetings between representatives of the Company and Riviera Acquisition Holdings ("RAH") which was a group then comprised of Flag Luxury Properties, LLC ("Flag"), High Desert Gaming, LLC ("High Desert"), Barry Sternlicht and Brett Torino and their respective affiliates (collectively, the "Buying Group") (High Desert has since left the Buying Group) regarding the acquisition of Company shares held by Triple Five Investco LLC ("T5") and the potential acquisition of all other Company shares. The Company advised RAH that the Company would not grant RAH a waiver of the Nevada Business Combination Law Statute ("BCL") or the voting limitations provided in the Company Articles of Incorporation (the "Company Charter") if RAH obtained the right to acquire the T5 shares. The Company also advised RAH during the course of these meetings that its preferred method of any potential transaction to acquire the Company was through a tender offer for all outstanding Company shares.

Between March 15, 2007 and March 20, 2007, RAH representatives met with Company representatives and proposed an acquisition of the Company via a merger, subject to numerous conditions. RAH also expressed its desire to purchase and/or lock up the right to acquire the T5 Shares. The Company advised RAH that it would not grant a waiver of the BCL or Company Charter to either purchase or lock up the right to acquire the T5 shares.

On March 21, 2007, RAH and T5 entered into an option and lock up agreement for the T5 shares in favor of RAH ("T5 Option Agreement"). On March 26, 2007, RAH faxed a proposed merger agreement to the Company for the acquisition of all Company shares through a merger agreement at $27 per share in cash subject to numerous conditions including all regulatory approvals and all necessary financing (the "Proposal"). On March 28, 2007, the Company rejected the $27 offer and determined that as a result of entering into the T5 Option Agreement RAH had violated the BCL and was therefore precluded under Nevada law from any proposed business combination to acquire the Company for a period of three years. The Company also determined that the T5 Option Agreement would trigger a provision of the Company Charter that would result in reduced voting rights associated with the T5 shares when obtained by RAH to 1/100 of one vote per share.

On April 17, 2007, a complaint for Declaratory Relief (the "Complaint") was filed by RAH (the "Plaintiffs") in the District Court of Clark County, Nevada (the "Court") (Case No. A539614). On May 2, 2007, the Complaint was amended and filed with the Court (the "Amended Complaint") and was subsequently served upon the Company and its directors (collectively, the "Defendants"). The Amended Complaint seeks relief from the Defendants' determination that Plaintiffs are prevented from engaging in any business combination with the Company for the three-year disqualification period due to Plaintiffs entering into the T5 Option Agreement.

The Amended Complaint requests the Court to do the following, among other things: (i) declare that the three-year disqualification period provided in NRS
78.438 does not apply to the Plaintiffs or the Proposal; (ii) declare that the Defendants may not invoke NRS 78.438 as an impediment to consider the Proposal;
(iii) declare that the voting limitation in the Company Charter does not apply to the Plaintiffs, and interests acquired under the T5 Option Agreement or the Proposal; and (iv) declare that the Defendants may not invoke the Company Charter as an impediment to considering the Proposal.

On April 26, 2007, RAH announced it was presenting an opposition slate of Board of Directors for consideration at the Company Annual Meeting of Shareholders on May 15, 2007.

On May 11, 2007, the Company announced that it had retained Jefferies & Company to explore a range of strategic and financial alternatives, including, but not limited to, a sale of the Company, in order to enhance shareholder value. The Company also announced that it had received a proposed merger agreement in connection with a bid of $30 per share in cash, subject to numerous conditions, from Ian Bruce Eichner and Dune Capital Management L.P. On May 14, 2007, RAH withdrew its opposition slate of directors. At the Company's Annual Meeting of Shareholders on May 15, 2007, the Company's slate of directors was re-elected by a favorable vote of approximately 90% of the Company's outstanding shares. On May 16, 2007, RAH submitted a proposed merger agreement in connection with a bid to acquire the Company at $34 per share in cash subject to numerous conditions. The Board of Directors of the Company has not at the present time determined to pursue any strategies or financial alternatives regarding this $34 per share proposed merger and there is no assurance that the Board of Directors will recommend any alternatives or that any such alternatives could be successfully completed.

On May 23, 2007, the Company filed its answer and a counter claim to the Amended Complaint. This matter is scheduled for hearing on August 10, 2007.

Neither the Eichner $30 Proposal nor the RAH $34 Proposal has been withdrawn. Our position has not changed regarding the ineligibility of RAH and its investment group to proceed with the RAH $34 Proposal due to their triggering of the BCL and Article III. We are continuing to work with Jefferies on our strategic process to maximize shareholder value, and the lawsuit filed by RAH and related parties is still pending.

We are also a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Item 1A.  Risk Factors.

Our annual report on Form 10-K for the fiscal year ended December 31, 2006 (our "2006 Form 10-K") contains a detailed discussion of our risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in our 2006 Form 10-K.

       The Strategic Process That We Announced On May 11, 2007 Provides No Assurance Of Success, Especially In Light Of Other Recent Events.

Although we are working with Jefferies on our strategic process to explore alternatives for maximizing shareholder value, including a possible sale of our entire company, there is substantial uncertainty as to whether we will be successful in this process and how long the process will take. That uncertainty has been heightened by at least two recent events. First, the lawsuit by RAH and its related parties (collectively, the "RAH Parties") might make other parties unwilling to bid for our company while the RAH Parties, which we believe beneficially own approximately 18.4% of our stock and are our largest shareholders, are seeking an unrestricted right to acquire our shares in the open market or to lock up those shares against takeover bids by other parties. Second, the trading price of our stock, which has been volatile in recent years, has declined materially in recent weeks. This might cause prospective bidders to defer or withdraw takeover proposals or to make proposals at prices below the $30 and $34 per share proposals that were announced in May 2007.

    If The RAH Parties Prevail In Their Lawsuit, They Might Be Able To
                     Corner The Market For Our Shares.

The RAH Parties are seeking, among other things, a judgment that they can acquire our shares or obtain lock-up rights to our shares without our permission under the BCL and Article III. If they succeed, they may be able to acquire control over so much of our stock as to preclude competitive bidding or other strategic plans for our company that conflict with their own objective of acquiring our company at the lowest possible price.

 Uncertainties Concerning The Results Of Our Strategic Process And The
     RAH Parties' Lawsuit And Takeover Efforts Might Make It More
    Difficult For Us To Replace Any Key Personnel If We Lose Them.

These uncertainties might add to the difficulties that we discussed in the Risk Factors section (Part I, Item 1A) of our 2006 Form 10-K concerning replacement of any key personnel if we lose them.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders on May 15, 2007, stockholders elected our board of directors.

The number of votes cast for each director nominee, the number of votes cast against or withheld, and the number of abstentions or broker non-votes were as follows:



                                             Against or    Abstentions or
                                  For        Withheld      Broker Nonvotes
William L. Westerman           7,227,221     843,410                -0-
Jeffrey A. Silver              7,194,951     875,680                -0-
Paul A. Harvey                 7,849,815     220,816                -0-
Vincent L. DiVito              7,720,456     350,175                -0-
James N. Land, Jr.             7,723,097     347,534                -0-


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


                               RIVIERA HOLDINGS CORPORATION


                               By:/s/ William L. Westerman
                               William L. Westerman
                               Chairman of the Board and
                               Chief Executive Officer

                               By: /s/ Mark Lefever
                               Mark Lefever
                               Treasurer and
                               Chief Financial Officer


                               Date: August 3, 2007

                                                  Exhibits


Exhibits:

10.1(A) Forms of Salary Continuation Agreements with Riviera Operating
        Corporation and Riviera Black Hawk, Inc. dated May 15, 2007.

10.2 Credit Agreement, dated June 8, 2007, among the Company, the Company's restricted subsidiaries, Wachovia Bank, National Association and the Lenders that are parties thereto.

10.3 Commitment letter agreement dated April 27, 2007 between the Company and Wachovia Bank, National Association and Wachovia Capital Markets, LLC.

10.4 Deed of Trust, Assignment of Leases, Rents, Security Agreement, and Fixture Filing dated June 8, 2007, executed by the Company in favor of First American Title Insurance Company as Trustee.

10.5 Deed of Trust, Assignment of Leases, Rents, Security Agreement, and Fixture Filing dated June 8, 2007, executed by Riviera Black Hawk, Inc. in favor of The Public Trustee For Gilpin County, Colorado and Wachovia Bank, National Association.

10.6 Environmental Indemnity dated as of June 8, 2007 between the Company and Wachovia Bank, National Association.

10.7 Environmental Indemnity dated as of June 8, 2007, among the Company, Riviera Black Hawk, Inc. and Wachovia Bank, National Association.

10.8 Credit Party Pledge Agreement, dated June 8, 2007, among the Company, the Company's restricted subsidiaries, Riviera Gaming Management, Inc. and Wachovia Bank, National Association.

10.9 Gaming Pledge Agreement dated June 8, 2007, between the Company and Wachovia Bank, National Association.

10.10 Security Agreement, dated June 8, 2007, among the Company, the Company's restricted subsidiaries, Wachovia Bank, National Association and the Lenders that are parties thereto.

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

(A) Management contract or compensatory plan or arrangement