Form 10-Q
period 2007-09-30
RIVIERA HOLDINGS CORP
filed 2007-11-09
CIK 899647

FORM 10-Q

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2007
                               ------------------------------------------------
                                                         OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -------------

                                 Commission file number  000-21430
                                                        ------------

                              Riviera Holdings Corporation
                             -----------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                   88-0296885
-------------------------------------------------------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                       89109
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number,
  including area code                                (702) 794-9527
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

As of November 2, 2007, there were 12,463,755 shares of Common Stock, $.001 par value per share, outstanding.

                     RIVIERA HOLDINGS CORPORATION

                  INDEX

                                                                        Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) at September 30,
2007 and December 31, 2006                                                 3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months Ended September 30, 2007 and 2006                    4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Nine Months Ended September 30, 2007 and 2006                              5

Notes to Condensed Consolidated Financial Statements (Unaudited)           6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       21

Item 4.   Controls and Procedures                                         22

PART II.  OTHER INFORMATION                                               22

Item 1.  Legal Proceedings                                                22

Item 1A.   Risk Factors                                                   22

Item 6.  Exhibits                                                         23

Signature Page                                                            24

Exhibits                                                                  25

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

The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS   (Unaudited)
(In thousands, except share amounts)                 September 30    December 31
-------------------------------------------------------------------------------
                                                         2007          2006
                                                     -------------  -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $ 32,975     $ 25,285
   Restricted cash and investments                          2,772            -
   Accounts receivable, net of allowance for
      doubtful accounts of $214 and $163                    4,435        3,063
   Inventories                                              1,479        1,792
   Prepaid expenses and other assets                        3,981        4,002
                                                     -------------  -----------
       Total current assets                                45,642       34,142

PROPERTY AND EQUIPMENT, Net                               168,056      171,320
OTHER ASSETS, Net                                           2,992        5,774
DEFERRED INCOME TAXES, net of valuation
   allowance of $17,081 and $17,081                         2,446        2,446
                                                     -------------  -----------
TOTAL                                                   $ 219,136    $ 213,682
                                                     =============  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt                        $ 211        $ 879
   Current portion of obligation to officers                1,000        1,000
   Accounts payable                                         8,457        9,126
   Accrued interest                                           153        1,063
   Accrued expenses                                        17,840       13,167
                                                     -------------  -----------
     Total current liabilities                             27,661       25,235
                                                     -------------  -----------
 OBLIGATIONS TO OFFICERS - Net of current portion           1,320        2,094
                                                     -------------  -----------
 OTHER LONG-TERM DEBT                                       6,644        2,763
                                                     -------------  -----------
 LONG-TERM DEBT - Net of current portion                  225,405      214,124
                                                     -------------  -----------

Commitments & Contingencies (Note 6)

SHAREHOLDERS'  DEFICIENCY:
Common stock ($.001 par value; 60,000,000
   shares authorized, 17,131,824 and
   17,131,824 shares issued at September 30,
   2007 and December 31, 2006, respectively, and               17           17
   12,463,755 and 12,369,431 shares outstanding at
   September 30, 2007 and December 31, 2006,
   respectively)
 Additional paid-in capital                                 18,717       18,165
 Treasury stock (4,668,069 and 4,762,393 shares at
     September 30, 2007 and December 31, 2006,
     respectively)                                         (9,635)      (9,841)
   Accumulated Deficit                                    (50,993)     (38,875)
                                                     -------------  -----------
      Total shareholders' deficiency                      (41,894)     (30,534)
                                                     -------------  -----------
TOTAL                                                   $ 219,136    $ 213,682
                                                     =============  ===========
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands, except per share  amounts)
                                         Three Months Ended   Nine Months Ended
                                            September 30         September 30
---------------------------------------------------------------------------------
REVENUES                                   2007      2006       2007      2006
                                        ---------- --------- ---------- ---------
  Casino                                 $ 28,935  $ 28,262   $ 87,941  $ 85,206
  Rooms                                    14,812    13,996     46,276    43,085
  Food and beverage                         7,976     8,110     24,937    25,754
  Entertainment                             4,102     3,625      9,959    11,166
  Other                                     1,684     1,534      5,041     4,970
                                        ---------- --------- ---------- ---------
            Total revenues                 57,509    55,527    174,154   170,181
   Less - promotional allowances           (5,129)   (5,178)   (16,082)  (15,706)
                                        ---------- --------- ---------- ---------
            Net revenues                   52,380    50,349    158,072   154,475
                                        ---------- --------- ---------- ---------

COSTS AND EXPENSES
 Direct costs and expenses of
  operating departments
    Casino                                 13,849    14,267     42,460    42,989
    Rooms                                   7,520     6,995     21,619    20,616
    Food and beverage                       6,129     6,210     18,608    18,662
    Entertainment                           2,684     2,392      6,353     7,735
    Other                                     368       338      1,043     1,137
Other operating expenses
    General and administrative
        Equity-based compensation             206       183        759       589
        Other general and administrative   11,496    10,660     31,924    31,446
    Mergers, acquisitions and development
           costs, net                         160       281        448     1,159
    Asset impairment                            -         -          -        16
    Depreciation and amortization           3,304     3,035      9,794     9,454
                                        ---------- --------- ---------- ---------
            Total costs and expenses       45,716    44,361    133,008   133,803
                                        ---------- --------- ---------- ---------
INCOME FROM OPERATIONS                      6,664     5,988     25,064    20,672
                                        ---------- --------- ---------- ---------
OTHER EXPENSE
     Interest expense, net                 (4,569)   (6,420)   (17,660)  (19,406)
     Loss on retirement of debt           (12,878)        -    (12,878)        -
     Unrealized loss on derivatives        (7,471)        -     (6,644)        -
                                        ---------- --------- ---------- ---------
              Other expense, net          (24,918)   (6,420)   (37,182)  (19,406)
                                        ---------- --------- ---------- ---------
NET  INCOME (LOSS)                      $ (18,254)   $ (432) $ (12,118)  $ 1,266
                                        ========== ========= ========== =========

INCOME (LOSS) PER SHARE DATA
Income (loss) per share
   Basic                                  $ (1.48)  $ (0.04)  $ (0.98)   $ 0.10
                                        ---------- --------- --------- ---------
   Diluted                                $ (1.48)  $ (0.04)  $ (0.98)   $ 0.10
                                        ---------- --------- --------- ---------
Weighted-average common shares
    outstanding                            12,326   12,170    12,303     12,122
                                        ---------- -------- ---------- --------
Weighted-average common and common
    equivalent shares                      12,326   12,170    12,303     12,374
                                        ---------- -------- ---------- --------

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006         Nine Months Ended
(in thousands)                                                   September 30
---------------------------------------------------------------------------------
                                                               2007       2006
                                                          ------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            ($12,118)    $1,266
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation  and amortization                              9,794      9,454
    Provision for bad debts, net                                  214        305
    Stock Compensation - Restricted Stock                         588        547
    Stock Compensation - Stock Options                            171         42
    Asset Impairment                                                -         16
    Loss on retirement of debt                                 12,878          -
    Amortization of deferred loan fees                            868      1,507
    Decrease on swap fair value                                 6,644          -
    Changes in operating (assets) and liabilities
      Accounts receivable                                      (1,586)       (93)
      Inventories                                                 313        529
      Prepaid expenses                                             21       (218)
      Other assets                                                220         27
      Accounts payable                                           (980)    (1,980)
      Accrued interest                                           (910)     5,887
      Accrued liabilities                                       1,910      1,282
      Deferred compensation plan liability                        (24)        (2)
      Obligation to officers                                     (750)      (750)
                                                          ------------  ---------
       Net cash provided by operating activities               17,253     17,819
                                                          ------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures  - Las Vegas, Nevada                (4,530)    (3,695)
      Capital expenditures - Black Hawk, Colorado              (1,561)    (2,779)
      Restricted cash and investments                          (2,772)         -
                                                          ------------  ---------
       Net cash used in investing activities                   (8,863)    (6,474)
                                                          ------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Payments on long-term borrowings                       (223,798)      (597)
      Payments incurred for deferred loan costs                (1,902)         -
      Proceeds from exercise of stock options                       -        257
      Proceeds from issuance of long-term debt                225,000          -

                                                          ------------  ---------
        Net cash used in financing activities                   (700)       (340)
                                                          ------------  ---------

INCREASE IN CASH AND CASH EQUIVALENTS                           7,690     11,005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               $ 25,285   $ 20,571
                                                          ------------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 32,975   $ 31,576
                                                          ============  =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Property acquired with debt and accounts payable              $ 439      $ 356

  Cash paid for interest                                     $ 17,958   $ 12,390

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

Restricted Cash and Investments

Restricted cash consists of Certificates of Deposit held pursuant to self-insured Nevada Workers Compensation requirements.

Earnings Per Share

Basic per-share amounts are computed by dividing net income (loss) by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. 267,801 and 427,200 potentially dilutive options and nonvested restricted shares have been excluded from the calculations for the three months ended September 30, 2007 and 2006, respectively, and 266,385 for the nine months ended September 30, 2007, as their effect would have been antidilutive since the Company incurred a loss. There were 24,000 potentially dilutive options excluded from the calculation for the three and nine months ended September 30, 2006 and 2007, respectively.

Income Taxes

The income tax provisions, if any, for the three and nine months ended September 30, 2007 and 2006, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. Based on the history of net operating losses, and current year losses, it is not more likely than not that we will be able to recognize the deferred assets. As such, the valuation allowance is appropriate and the current year tax benefit has not been recognized through the financial statements.

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

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowances for receivables and deferred tax assets, estimated fair value for stock-based compensation and estimated fair value of derivative instrument. Actual results may differ from estimates.

Mergers, Acquisitions and Development Costs

Mergers, acquisitions and development costs consist of legal fees and other expenses associated with the on-going potential sale of the Company.

Derivative Instruments

We account for derivative instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and all amendments and interpretations thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair value of our derivative instruments is based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. We use an interest rate swap to manage the mix of our debt between fixed and variable rate instruments, which were entered into on June 8, 2007. As of September 30, 2007, we have one interest rate swap agreement for a notional amount of $223 million. We have determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded a $7.5 million and $6.6 million loss for the change in fair value of this derivative instrument in our condensed consolidated statements of operations for the three-month and nine month periods ended September 30, 2007, respectively.

2. OTHER ASSETS

Other assets at September 30, 2007 include deferred loan fees of approximately $1.8 million associated with the refinancing of our debt in 2007, which will be amortized over seven years, which is the life of the loan. Other assets at December 31, 2006, includes deferred loan fees of approximately $4.6 million, which were written-off in July 2007.

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

The New Credit Facility contains events of default customary for financings of this nature including, but not limited to: nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under RHC's other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a "change of control" of RHC; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses. Some of these events of default provide for grace periods and materiality thresholds. For purposes of these default provisions, a "change in control" of RHC includes: a person's acquisition of beneficial ownership of 35% or more of RHC's stock coupled with a gaming license and/or approval to direct any of RHC's gaming operations, a change in a majority of the members of RHC's board of directors other than as a result of changes supported by RHC's current board members or by successors who did not stand for election in opposition to RHC's current board, or RHC's failure to maintain 100% ownership of the Subsidiaries.

4. STOCK REPURCHASES

There were no shares of our common stock purchased by our Deferred Compensation Plan for the nine months ended September 30, 2007 or 2006. The Deferred Compensation Plan distributed to participants 94,324 and 96,698 shares for the nine months ended September 30, 2007 and 2006, respectively.

5. SHARE-BASED PAYMENTS

During the three months ended September 30, 2007, we recorded share-based compensation of $206,000 compared to $183,000 in 2006 and for the nine months ended September 30, 2007 we recorded share-based compensation of $759,000 compared to $589,000 in 2006. No options were exercised during the three and nine months ended September 30, 2007. We granted 24,000 options to non-employee directors during the nine months ended September 30, 2007 and 2006.

The activities of all stock option plans are as follows:

                                              Share   Weighted Average  Aggregate
                                 Shares     Exercise     Remaining      Intrinsic
                                              Price         Life         Value
Outstanding, June 30, 2007         258,000  $7.33
   No Activity                       -
                               ------------
Outstanding, September 30, 2007   258,000   $7.33        5.67 years   $5,346,000
                               ============
Exercisable September 30, 2007    214,800   $2.78        4.83 years   $5,428,000
                               ============

We estimated the fair value of each director option grant on the date of grant using the Black-Scholes option pricing model. We valued the options for each director independently. The following weighted-average assumptions were used for grants in 2007: dividend yield of 0%; risk-free interest rate of 4.97%; options for two of the directors who have reached the age of 62 had an expected life of one year and an expected volatility of 29%, options for one director who will reach the age of 62 in 2008, had an expected life of two years and a risk expected volatility of 43%; and options for one director had an expected life of
6.75 years and a risk expected volatility of 64%.

6. COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

Approximately 60 executive officers and certain other employees (excluding Mr. Westerman and Mr. Vannucci) of ROC and RBH have salary continuation agreements effective through December 2008, pursuant to which they will be entitled to receive (1) six months salary if their employment with the Company is terminated, without cause, within 12 months of a change of control of the Company; and (2) group health insurance for a period of 6 months. The base salary payments are payable in biweekly installments, subject to the employee's duty to mitigate by using his or her best efforts to find employment. In addition, two executive officers and two significant employees have salary continuation agreements effective through December 31, 2008, pursuant to which each of them will be entitled to receive one year's base salary and health insurance benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company. These four salary continuation agreements are not subject to a duty to mitigate. The estimated total amount payable under all such agreements was approximately $3.5 million, which includes approximately $670,000 in benefits, as of September 30, 2007.

Legal Proceedings and Related Events

         On April 17, 2007, a complaint for Declaratory Relief (the "Complaint") was filed by Riviera Acquisition Holdings ("RAH") (the "Plaintiffs") in the District Court of Clark County, Nevada (the "Court") (Case No. A539614). On May 2, 2007, the Complaint was amended and filed with the Court (the "Amended Complaint") and was subsequently served upon the Company and its directors (collectively, the "Defendants"). The Amended Complaint sought relief from the Defendants' determination that Plaintiffs had violated the Nevada Business Combination Law Statute ("BCL") and were thus prevented from engaging in any business combination with the Company for the statutory three-year disqualification period due to Plaintiffs entering into an option agreement with Triple Five Investco LLC ("T5") for the purchase of all of T5's holdings of Company stock ("T5 Option Agreement").

         On August 10, 2007 a hearing on this matter was held. On August 22, 2007, the Court entered a summary judgment ruling in favor of RAH, holding that
(i) the three-year moratorium set forth in the BCL does not apply to RAH; (ii) the voting limitations set forth in the Company's charter do not apply to RAH;
(iii) the acquisition of the Common Stock by the RAH Group that is the subject of the T5 Option would not trigger the three-year moratorium set forth in the BCL or the voting limitations set forth in the Company's charter and (iv) that RAH does not have beneficial ownership of the Common Stock that is the subject of the T5 Option. Accordingly, the Company is not prevented from negotiating with or otherwise entering into any business combination with RAH prior to the expiration of the three-year moratorium.

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

8. SEGMENT DISCLOSURES

We determine our segments based upon the review process of our chief operating decision maker who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by our chief decision maker is "property EBITDA", as defined below. All intersegment revenues have been eliminated. The chief operating decision maker for our company is the CEO.

                                   Three months ended        Nine months ended
                                        September 30,          September 30,
                                 -----------------------   ---------------------
(Dollars in thousands)              2007          2006          2007      2006
                                  ----------    ---------   ----------  ---------
Net Revenues:
 Riviera Las Vegas                  $37,940      $36,887     $116,597   $114,975
 Riviera Black Hawk                  14,440       13,462       41,475     39,500
                                  ----------    ---------   ----------  ---------
     Total net revenues             $52,380     $ 50,349     $158,072    154,475
                                  ==========    =========   ==========  =========

Property EBITDA (1):
Riviera Las Vegas                    $6,131       $5,712      $24,143    $22,529
Riviera Black Hawk                    5,440        4,870       15,132     12,774

Other Costs and Expenses
Corporate Expenses
     Equity-based compensation          206          183          759        589
     Other corporate expenses         1,237        1,095        3,210      3,413
Depreciation and amortization         3,304        3,035        9,794      9,454
Mergers, acquitions and
   development costs                    160          281          448      1,159
Asset impairment                          -            -            -         16
Other Expense, net                   24,918        6,420       37,182     19,406
                                   ----------    ---------   ----------  ---------
     Total Other Costs and Expenses  29,825       11,014       51,393     34,037
                                   ----------    ---------   ----------  ---------
     Net Income (loss)             $(18,254)      $ (432)    $(12,118)   $ 1,266
                                   ==========    =========   ==========  =========

(1)Property EBITDA consists of earnings before interest, income taxes, depreciation, and amortization. Property EBITDA is presented solely as a supplemental disclosure because we believe that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. We use property-level EBITDA (property EBITDA before corporate expense) as the primary measure of our business segment properties' performance, including the evaluation of operating personnel. Property EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA. Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do. A reconcillation of property EBITDA to net income is included in these financial schedules.

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

In Black Hawk, the $5 maximum bet restricts table games to a minimum, and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain a competitive gaming floor compared to the market.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Property EBITDA does not include intercompany management fees.


                                        Third Quarter

(Dollars in thousands)               2007          2006      Incr       Incr %
                                     ----          ----      ----       ------

Net Revenues:
   Riviera Las Vegas              $37,940       $36,887     $1,053       2.9%
   Riviera Black Hawk              14,440        13,462        978       7.3%
                                   ------        ------     ------
      Total Net Revenues          $52,380       $50,349     $2,031       4.0%
                                  =======       =======  ========

Property EBITDA
   Riviera Las Vegas               $6,131        $5,712      $419        7.3%
   Riviera Black Hawk               5,440         4,870        570      11.7%
                                    -----         -----  ---------
   Property EBITDA                $11,571       $10,582      $989        9.3%
                                  -------       -------  ---------
Property EBITDA Margins (1)
   Riviera Las Vegas               16.2%         15.5%        0.7%
   Riviera Black Hawk              37.7%         36.2%       1.5%


 (1) Property EBITDA margins represent property EBITDA as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues increased $1.1 million or 2.9% in the third quarter 2007 compared to the same period last year.

           Casino revenues decreased $332,000 or 2.2% due to a decrease in slot revenue, driven by decreased coin-in as a result of lower casino activity.

         Room revenue increased $816,000 or 5.8%, from $14.0 million in 2006 to $14.8 million in 2007 due mainly to an increase in average daily rate. Average daily room rate increased $4.85 or 6.5% from $74.28 in 2006 to $79.13 in 2007. Hotel occupancy decreased slightly to 93.9%, down from last year's 94.9%. Rev Par (revenue per available room) increased 5.3% or $3.76 to $74.28 for the three months ended September 30, 2007.

         Food and beverage revenue decreased $294,000, or 4.3%, from $6.8 million in 2006 to $6.5 million mainly due to an overall decrease in covers in our outlets, drinks served on the casino floor and the closure of our snack bar.

         Entertainment revenue increased $477,000, or 13.2%, from $3.6 million in 2006 to $4.1 million in 2007 primarily due to higher ticket sales in our Versailles Theater and other entertainment venues.

         Promotional allowances decreased by approximately $226,000, or 5.5%, from $4.1 million during 2006 to $3.9 million during 2007 primarily due to decreases in the number of complimentary rooms related to casino activity.

Costs and Expenses

         Casino expenses decreased $502,000, or 6.0% from $8.4 million in 2006 to $7.9 million in 2007, due primarily to the reduction in casino marketing programs during the period.

         Hotel expenses increased $539,000, or 7.7% due to payroll and benefit cost increases primarily associated with new union contract increases and increased hotel marketing expenses.

         Entertainment departmental costs and expenses increased by $324,000, or 13.7% in the quarter.

Property EBITDA

         Property EBITDA in Las Vegas increased $419,000, or 7.3%, from $5.7 million in 2006 to $6.1 million in 2007 due principally to increased room revenues as discussed above and decreased casino marketing expense. EBITDA margins increased from 15.5% in 2006 to 16.2 % in 2007.

Riviera Black Hawk

Revenues

         Net revenues increased $978,000 or 7.3% from $13.5 million in 2006 to $14.4 million in 2007. The increase was related to an increase in slot revenue as a result of an increase in the slot hold percentage as the slot volumes in the lower denomination slot machines exceeded the prior year.

         Food and beverage revenues were approximately $1.5 million in 2007, of which $1.2 million was complimentary (promotional allowance).

Property EBITDA

         Property EBITDA at Riviera Black Hawk increased $570,000, or 11.7%, from $4.9 million in 2006 to $5.4 million in 2007, primarily due to the increased slot revenues, reduced payroll and marketing expenses. Our EBITDA margins increased from 36.2% in the third quarter of 2006 to 37.7% in the third quarter of 2007.

Consolidated Operations

Other Expense

         Other expense increased $18.5 million due primarily to our recording an unrealized loss on the fair value of our interest rate swap of $7.4 million and the loss on retirement of debt of $12.9, which consisted of a non cash charge of $5.0 million of unamortized deferred loan costs and discounts and $7.9 million for prepayment premium related to the old bonds, which was offset by a decrease in net interest expense of $1.9 million.

Net Loss

         Net loss increased $17.8 million from $432,000 in 2006 to $18.3 million in 2007 due primarily to the factors described above associated with the retirement of debt and a decrease in our swap fair value, offset slightly by an increase in operating income.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Property EBITDA does not include intercompany management fees.

                                     Nine Months
  (Dollars in thousands)         2007          2006        Incr      Incr %
                                 ----          ----        ----      ----
Net Revenues:
   Riviera Las Vegas         $116,597      $114,975       $1,622      1.4%
   Riviera Black Hawk          41,475        39,500        1,975      5.0%
                               ------        ------        -----
      Total Net Revenues     $158,072      $154,475       $3,597      2.3%
                             ========      ========       ======

Property EBITDA
   Riviera Las Vegas          $24,143       $22,529      $1,614       7.2%
   Riviera Black Hawk          15,132        12,774       2,358      18.5%
                               ------        ------      ------
   Property EBITDA             39,275        35,303       3,972      11.3%
                               ------        ------       ------
Property EBITDA Margins (1)
   Riviera Las Vegas           20.7%         19.6%         1.1%
   Riviera Black Hawk          36.5%         32.3%         4.2%


 (1) Property EBITDA margins represent EBITDA as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues increased $1.6 million, or 1.4%, from $115.0 million in 2006 to $116.6 million in 2007 due primarily to increased hotel and slot revenues.

         Casino revenue increased $618,000 or 1.3% over the prior year due to in increased slot hold percentage brought about by increased marketing programs, which provided additional complimentary hotel rooms and cash back to slot players.

         Room revenue increased $3.2 million, or 7.4%, from $43.1 million in 2006 to $46.3 million in 2007 due to an overall increase in the average room rate. Hotel occupancy increased to 94.1%, from last year's 94.0% and the average daily room rate increased $5.28 to $83.13 in 2007 from $77.85 in 2006. Rev Par (revenue per available room) increased 7.0% or $5.10 to $78.24.

         Food and beverage revenues decreased $816,000, or 3.7%, from $21.8 million in 2006 to $21.0 million in 2007, due to a decrease in banquets covers, which were down 8.9%.

         Entertainment revenues decreased by approximately $1.2 million, or 10.9%, from $11.2 million during 2006 to $10.0 million during 2007 due primarily to the Versailles Theater closure for four months and a decrease in ticket sales associated with our other entertainment venues.

         Promotional allowances increased by approximately $315,000 or 2.5%, from $12.5 million during 2006 to $12.8 million during 2007 primarily due to increases in complimentary room revenue as a result of an increase in slot marketing activity, which occurred in the first six months of the periods.

Costs and Expenses

         Casino expenses decreased $205,000 or 0.8% from $25.2 million in 2006 to $25.0 million in 2007 due to reduced casino marketing costs.

         Entertainment costs decreased $1.3 million, or 17.4%, primarily due to lower ticket sales associated with the closure of our Versailles Theater for four months, which resulted in reduced payments to producers and costs associated with the opening of our new show in April in the Versailles Theater.

Property EBITDA

          Property EBITDA in Las Vegas increased $1.6 million, or 7.2%, from $22.5 million in 2006 to $24.1 million in 2007 due to increased room and casino revenue as discussed above. EBITDA margins in Las Vegas increased from 19.6% in 2006 to 20.7% in 2007 as a result of the factors described above.

Riviera Black Hawk

Revenues

         Net revenues increased by approximately $2.0 million, or 5.0%, from $39.5 million in 2006 to $41.5 million in 2007. Casino revenues increased $2.1 million, or 5.5%, from $38.3 million in 2006 and $40.4 million in 2007. The increase was primarily related to an increase in slot revenue as a result of improved hold percentage on lower denomination slot machines. These new machines were installed in late 2006.

Property EBITDA

           Property EBITDA in Black Hawk increased $2.4 million, or 18.5%, from $12.8 million in 2006 to $15.1 million in 2007 primarily due to the increase slot revenue discussed above and reduced casino expenses from the benefits from converting the floor to TITO in late 2006. EBITDA margins in Black Hawk increased from 32.3% in 2006 to 36.5% in 2007 as a result of more targeted marketing promotions and the benefits of TITO.

Consolidated Operations

Other Expense

         Other expenses increased $17.8 million due primarily to our recording an unrealized loss on the fair value of our interest rate swap of $6.7 million, which was entered into in June 2007, and the loss on the retirement of debt of $12.9 million, which consisted of a non cash charge of $5.0 million to write-off unamortized costs and discounts and $7.9 million for the prepayment premium related to the old bonds which were extinguished on July 9, 2007 as a result of our refinancing in June. These two items were offset by reduced net interest expense for the year also as a result of our refinancing in June.

Net Loss

            Net loss increased $13.4 million from $1.3 million of net income in 2006 to $12.1 million net loss in 2007 due primarily to the loss on the fair value of the swap and the loss on the retirement of debt as discussed above offset by the increased income from operations of $4.4 million.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $33.0 million. Our cash and cash equivalents increased $7.7 million during the first nine months of 2007, as a result of $17.3 million of cash provided by operations, $8.9 million of cash outflow for investing activities including $2.8 million of restricted cash and $700,000 decrease for financing activities including proceeds from of our $225 million Term Loan. Our cash balances include amounts that could be required, upon five days' notice, to fund our CEO's (Mr. Westerman's) pension obligation in a rabbi trust. We pay Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to forbear on his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances we may be required to disburse approximately $2.3 million for this purpose in a short period.

We believe that cash flow from operations, combined with the $33.0 million cash and cash equivalents and the $20 million Revolving Credit Facility, will be sufficient to cover our current debt service and enable investment in budgeted capital expenditures of $12.5 million for 2007 for both Riviera Las Vegas and Riviera Black Hawk including planned capital improvements and assessments for the Main Street expansion in Black Hawk.

On June 8, 2007, we and our Subsidiaries entered into the New Credit Facility.

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

We used substantially all of the proceeds of the Term Loan to discharge our obligations under the Indenture, dated June 26, 2002 (the "Indenture"), with The Bank of New York as trustee (the "Trustee"), governing the 11% Notes. On June 8, 2007 we deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

We utilize derivative instruments for a substantial portion of our Term Loan to manage certain interest rate risk. Our interest rate swap agreement has a rate of 5.48% compared to the three month LIBOR rate of 5.20% as of September 30, 2007.

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

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our Form 10-K for the year ended December 31, 2006. We have had no changes to our critical accounting policies since December 31, 2006.

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

Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify them, or might affect our ability to achieve them, include, but are not limited to:

 o the results of our previously announced strategic process to explore alternatives for maximizing shareholder value;

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

As of September 30, 2007, we had $225.6 million in borrowings. The borrowings include a $225 million Term Loan maturing in 2014 and a capital lease maturing in 2009. The equipment capital lease has a fixed interest rate of 5.5%. The borrowings also include $348,000 in a special improvement district ("SID") bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%. We are not susecptible to interest rate risk because our outstanding debt is at fixed rates. As of September 30, 2007, we had no borrowing outstanding under our Revoling Credit Facility. As of September 30, 2007, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $225 million of borrowings under the Term Loan, which bears interest at LIBOR plus 2.0%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 5.485% on the $225 million notional amount which expires on June 8, 2014. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 7.485%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting. A hypothetical one percent change in interest rate would have an immaterial effect on our financial statements as of September 30, 2007.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate                                                                           Fair Value
(Dollars in thousands)        2007       2008     2009      2010   2011     Thereafter   Total  at 9/30/07

Long-Term Debt, Including
Current Portion

Equipment loans and
 capital leases - Las Vegas  $ 23     $ 95      $ 81      $ 26       $ 26       $ 17       $ 268        $ 268
Average interest rate        5.5%     5.5%      5.5%      5.5%       5.5%       5.5%

$225,000 Term Loan                                      $1,125    $ 2,250   $221,625    $225,000    $ 218,356
Average interest rate                                     7.5%       7.5%       7.5%

SID Bonds -
 Black Hawk, Colorado        $ 66    $ 137     $ 145                                       $ 348        $ 348
Average interest rate        5.5%     5.5%      5.5%

Total long-term debt,
including current portions   $ 89    $ 232     $ 226    $1,151    $ 2,276   $221,642    $225,616    $ 218,972

 Other Long-Term Liabilities
Including Current Portions

CEO pension plan obligation  $250   $1,000    $1,000      $ 70                           $ 2,320      $ 2,320
Approximate Interest Rate   11.8%     9.0%      7.5%      7.5%
                            ---------------------------------------------------------  -----------------------
Total long-term obligations $ 339   $1,232    $1,226    $1,221    $ 2,276   $221,642    $227,936    $ 221,292
                            =========================================================  =======================

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15(d)- 15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 6 to the Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors.

Our annual report on Form 10-K for the fiscal year ended December 31, 2006 (our "2006 Form 10-K") as updated by our first and second quarterly reports for the periods ending March 31, 2007 and June 30, 2007, respectively, contains a detailed discussion of our risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in our 2006 Form 10-K and subsequent updates.

        The Strategic Process That We Announced On May 11, 2007 Provides No Assurance Of Success, Especially In Light Of Other Recent Events.

Although we are working with Jefferies on our strategic process to explore alternatives for maximizing shareholder value, including a possible sale of our entire company, there is substantial uncertainty as to whether we will be successful in this process and how long the process will take. That uncertainty has been heightened by at least two recent events. First, RAH and its related parties (collectively, the "RAH Parties") prevailing in the Declaratory Action lawsuit and its subsequent exercise of its option to purchase all of Triple Five Investco LLC's 1,147,550 shares of our common stock might make other parties unwilling to bid for our company. As a result of this acquisition we believe the RAH Parties now beneficially own approximately 18.5% of our stock and are our largest shareholder. Second, the trading price of our stock, which has been volatile in recent years, has declined materially in recent months. This might cause prospective bidders to defer or withdraw takeover proposals or to make proposals at prices below the $30 and $34 per share proposals that were announced in May 2007.

           As a Result of the Lawsuit The RAH Parties Might Be Able To
                        Corner The Market For Our Shares.

The RAH Parties acquisition of the T5 shares could preclude competitive bidding or other strategic plans for our company that conflict with their own objective of acquiring our company at the lowest possible price.

 Uncertainties Concerning The Results Of Our Strategic Process Might Make It More Difficult For Us To Replace Any Key Personnel If We Lose Them.

These uncertainties might add to the difficulties that we discussed in the Risk Factors section (Part I, Item 1A) of our 2006 Form 10-K concerning replacement of any key personnel if we lose them.

  Uncertainties Concerning the Fight Against Higher Gaming Taxes In Nevada

If new proposals in 2008, that seek increases in Nevada gaming taxes, succeed it would have an adverse effect on the profitability of the company.

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


                                      RIVIERA HOLDINGS CORPORATION


                                      By:/s/ William L. Westerman
                                      William L. Westerman
                                      Chairman of the Board and
                                      Chief Executive Officer

                                      By: /s/ Mark Lefever
                                      Mark Lefever
                                      Treasurer and
                                      Chief Financial Officer


                                      Date: November 7, 2007

                             Exhibits


Exhibits:

 3.1     Bylaws of the Company with amendments

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