Form 10-K
period 2007-12-31
RIVIERA HOLDINGS CORP
filed 2008-03-13
CIK 899647

=======================================================================
                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549


                       FORM 10-K
           FOR ANNUAL AND TRANSITION REPORTS
        PURSUANT TO SECTIONS 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

   (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
For the transition period from ______________to _____________

                Commission file number 000-21430

                         RIVIERA HOLDINGS CORPORATION
            (Exact name of registrant as specified in its charter)

   Nevada                                                  88-0296885
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                   89109
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (702) 734-5110

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class          Name of Each Exchange on Which Registered
Common Stock, $.001 par value         American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock, $.001 par value
                                       (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES____ NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES____ NO X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

           Large accelerated filer          Accelerated filer     X

           Non-accelerated filer            Smaller reporting company

                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  YES____ NO     X

Based on the closing sale price of the registrant's common stock on the American Stock Exchange on June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $443,999,838.

As of February 22, 2008 the number of outstanding shares of the registrant's common stock was 12,456,555.

Documents incorporated by reference: Portions of the registrant's 2008 definitive annual meeting proxy statement on Schedule 14A (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Form 10-K.
====================================================================
                                  Page 1 of 59 pages
                      Exhibit Index Appears on Page 51 hereof.

                    RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
                     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                           YEAR ENDED DECEMBER 31, 2007

                                 TABLE OF CONTENTS

Item 1.      Business........................................................4
             General ........................................................4
             Riviera Las Vegas...............................................4
             Riviera Black Hawk..............................................9
             Geographical Markets...........................................10
             Competition....................................................11
             Employees and Labor Relations..................................13
             Regulation and Licensing.......................................14
             Federal Registration...........................................22

Item 1A.     Risk Factors...................................................22

Item 2.      Properties.....................................................31

Item 3.      Legal Proceedings..............................................32

Item 4.      Submission of Matters to a Vote of Security Holders............32

Item 5.      Market for the Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of Equity Securities..32

Item 6.      Selected Financial Data........................................35

Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operation........................35
                Overall Outlook and Recent Developments.....................35
                Results of Operations.......................................36
                2007 Compared to 2006.......................................36
                2006 Compared to 2005.......................................38
                Liquidity and Capital Resources.............................39
                Critical Accounting Policies................................41
                Recently Issued Accounting Standards........................42
                Forward-Looking Statements..................................43

Item 7A.     Qualitative and Quantitative Disclosure About Market Risk......45

Item 8.      Financial Statements and Supplementary Data....................47

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................47

Item 9A.     Controls and Procedures........................................47

Item 9B.     Other Information..............................................49

Item 10.     Directors, Executive Officers and Corporate Governance.........49

Item 11.     Executive Compensation.........................................52

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters.................52

Item 13.     Certain Relationships and Related Transactions
             and Director Independence......................................52

Item 14.     Principal Accountant Fees and Services.........................53

Item 15.  Exhibits, Financial Statement Schedules...........................53

         PART I

Item 1.    Business

General

     Riviera Holdings Corporation, a Nevada corporation (the "Company"), through its wholly-owned subsidiary, Riviera Operating Corporation, owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") located on the Las Vegas Boulevard in Las Vegas, Nevada. Riviera Las Vegas opened in 1955, and has a long-standing reputation for delivering traditional Las Vegas-style gaming, entertainment and other amenities. The Company was incorporated in Nevada on January 27, 1993.

     The Company, through its wholly owned subsidiary, Riviera Black Hawk, Inc., owns and operates the Riviera Black Hawk Casino ("Riviera Black Hawk"), a limited-stakes casino in Black Hawk, Colorado, which opened on February 4, 2000.

     The Company determines segments based upon geographic gaming markets and also reviews corporate expenses separately. The Company has two segments: the Las Vegas, Nevada market and the Black Hawk, Colorado market. The segment information can be found in Note 18 of the Notes to the Consolidated Financial Statements included in this document.

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

General

     Riviera Las Vegas is located on the corner of Las Vegas Boulevard and Riviera Boulevard in Clark County, Nevada, across from Circus Circus and the estimated $5.0 billion Echelon construction project on the site of the former Stardust Hotel & Casino, and just south of the estimated $2.9 billion Fontainebleau construction project. Riviera Las Vegas targets slot and low to mid-level table game customers and various convention groups with a focus on creating repeat customers and increasing our loyalty program membership. Key elements of this strategy includes offering a value-oriented experience by providing a variety of hotel rooms, restaurants and entertainment, with traditional Las Vegas shows, all at reasonable prices.

Gaming

     Riviera Las Vegas has approximately 100,000 square feet of casino space. The casino currently has approximately 915 slot machines and 35 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud(R) Poker, Three Card Poker, Let It Ride(R), 3-5-7 Poker, Texas Hold'em Bonus Poker and mini-baccarat. The casino also includes a poker room and a race and sports book, which is operated by Leroy's, a subsidiary of American Wagering, Inc.

     We continually update gaming operations at Riviera Las Vegas to respond to both changing market conditions and customer demand in an effort to attract new customers and encourage repeat customer business through player tracking and database management. We maintain a players club, through which members receive special promotions and targeted mailings. New and innovative slot and table games continue to be introduced and evaluated based on performance and customer feedback. We devote substantial time and attention to the type, location and player activity of all of our slot machines. We maintain a capital investment program for the upgrade of our general casino area, slot machines and related equipment.

     Our current marketing programs are directed at mid-level gaming customers as opposed to high-stakes bettors. Mid-level gaming customers tend to provide us with a less volatile, more consistent gaming revenue stream. Consistent with our focus on mid-level gaming customers is our tendency to offer lower table game limits, stricter credit policies and more emphasis on slot machine play.

     During 2007, we continued a number of initiatives at Riviera Las Vegas to increase slot play, including the upgrade of our entire casino floor, the completion of our ticket-in ticket-out ("TITO") upgrade to 100% of our slot machines and the transformation, redevelopment and upgrade of our Penny Town area into Crazy Leroy's Race and Sports Book, Bar & Cafe. Our slot hosts are located in a visible and accessible area to improve service and convenience to our customers. Slot hosts are our employees who interact with patrons as goodwill ambassadors to generate loyalty. Our strategy is to continue to increase slot play through marketing programs and other improvements, including
(1) our ongoing slot upgrade program, (2) operation of our player tracking system, (3) a multi-tiered players club, called Club Riviera, (4) sponsorship of slot tournaments, and (5) creation of promotional programs.

Hotel

Riviera Las Vegas' hotel is comprised of five towers with 2,075 guest rooms, including 177 suites, as follows:

                                                                     Latest
                             Year     Std.                           Remodel
 Tower Description          Built     Rooms    Suites    Total        Year

 North Tower                 1955      379       11       390         2004
 South Tower                 1967      132       30       162         2007
 Monte Carlo                 1974      216       81       297         2005
 San Remo                    1977      241        6       247         2007
 Monaco                      1988      930       49       979         2004
                                     -----     ----      -----
      Total                          1,898      177     2,075
                                     =====     ====     ======

     During 2007, we announced, as part of our $25 million capital improvement plan, a complete remodel of all of our guest rooms at our Las Vegas property. Our plan includes upgrades of between $2,500 and $14,500 per guest room and upgrades to the hotel elevators and corridors, and is expected to be completed by mid to late 2009.

     Despite the significant increase in rooms on the Las Vegas Strip since 1997, we believe Riviera Las Vegas has attained room occupancy rates that are consistent with other properties on the Las Vegas Strip. From 2004 to 2006, the hotel occupancy rate on the Strip ranged from 91.8% to 93.2%, (based on available rooms). The average hotel occupancy rate on the Strip through December 2007, was 94.0% in 2007 according to the Las Vegas Convention and Visitors Authority (the "LVCVA").

Restaurants

     The quality, value and variety of food services are critical to attracting Las Vegas visitors. Riviera Las Vegas offers six bars, four restaurants and serves an average of approximately 4,500 meals per day, including banquets and room service. Riviera Las Vegas last completely remodeled its buffet in 2001, upgrading the ambiance and food quality, and featuring cuisine from various countries as well as a carving station. In 2006, Kady's Coffee Shop was remodeled with new carpet, chairs and flat panel tv's. The following outlines for each restaurant, the type of service provided and total seating capacity:




Name                              Type                         Seating Capacity
----                              ----                         ----------------
Kady's                            Coffee Shop                        290
Kristofer's                       Steak and Seafood                  162
Ristorante Italiano               Italian                            126
World's Fare Buffet               All-you-can-eat                    366
                                                                     ---
 Total                                                               944
                                                                     ===

     In addition, Riviera Las Vegas operates two snack bars and continental breakfast, and has a fast-food "food court" operated by a third party. The food court has 200 seats and several fast-food restaurants, including A&W/KFC Express, Pizza Hut Express(R), Quiznos(R) and La Salsa(R). Riviera Las Vegas has also contracted with a third party, who owns and operates The Banana Leaf, which opened in the first quarter of 2007. Banana Leaf serves breakfast, lunch and dinner, and features Asian cuisine.

Convention Center

     Riviera Las Vegas features 160,000 square feet of convention, meeting and banquet space. The convention center is one of the larger ones in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. Riviera Las Vegas hosted 322 conventions in 2007. The hotel currently has over 750,000 convention-related advance bookings of rooms through 2012, consisting of over 386,000 definite bookings and over 371,000 tentative bookings. In 2007 approximately 34% of the hotel's rooms were occupied for conventions. Based on current bookings we estimate that 35% of the rooms will be occupied for conventions in 2008.

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

Entertainment

     Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas, offering a variety of regularly scheduled shows. We believe entertainment provides an effective marketing tool to attract our customers. Riviera Las Vegas' entertainment program includes such well received shows as An Evening at La Cage(R) (a female impersonation show), Crazy Girls(R) (an adult revue), and featured comedians at the Riviera Comedy Club as well as a variety of regularly scheduled shows in our Le Bistro Theater. In addition, a new ice show entitled "ICE/Direct From Moscow" opened in our Versailles Showroom in April 2007. We update our shows continually in response to customer surveys and to keep them fresh. Tickets for the shows are offered at reasonable prices in keeping with our emphasis on mid-level customers.

The following outlines for each entertainment center, the type of service provided and total seating capacity:

   Name                         Type                         Seating Capacity
   ----                        -----                         ----------------
   ICE/Direct
       From Moscow              Variety                            875
   La Cage                      Female Impersonation               575
   Crazy Girls                  Adult Revue                        375
   Comedy Club                  Comedy                             350
   Le Bistro                    Variety                            190
                                                                   ----
                                                                 2,365
                                                                 ======

     A majority of our shows are owned and operated by third parties, which gives us financial flexibility in utilizing our marketing dollars. In most cases we receive rent, ticket sales commissions, and a number of comp seats for use by our marketing department.

Future Expansion Possibilities

     We continue to explore the possible development of an approximately 60,000 square-foot entertainment complex that would be constructed directly over the casino, and could contain specialty-themed entertainment that would appeal to Riviera Las Vegas' main target audience, adults aged 45 to 65. The exit from the complex would deliver patrons to the casino.

Marketing Strategies-Las Vegas

     Our tiered marketing program, Club Riviera, is intended to develop and retain a loyal following of repeat slot and low to mid-level table game customers. We believe we have been able to successfully attract these patrons using Riviera Las Vegas' restaurants, hotel accommodations and entertainment and by focusing on customer service. We have adopted a selective approach to the extension of credit to these customers in order to reduce volatility of operating results. We use our research data to tailor promotional offers to the specific tastes and level of play of our targeted customers.

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

           Create Repeat Customers

     Generating customer loyalty is a critical component of our business strategy, as retaining customers is less expensive than attracting new ones. We have developed a focused and coordinated multi-tiered marketing program intended to develop a loyal customer base which emphasizes (1) providing a high level of service to our customers to ensure an enjoyable experience while at the Riviera Las Vegas, (2) focusing marketing efforts and promotional programs on customers with positive gaming profiles and (3) rewarding loyalty with increased incentives to our higher-tiered members. We believe our player tracking system helps us retain customers and use our player data to tailor promotional offers to the specific tastes and level of play of our targeted customers. All slot and table players are encouraged to join Club Riviera, which tracks their level of play and provides us with helpful information and personal preferences. Members of Club Riviera earn bonus points based upon their level of play, redeemable for free gifts, complimentary services or bonus credits. We make promotional offers to qualifying customers through direct mail, telemarketing and e-mail. We design promotional offers targeted at certain mid-level gaming patrons that are expected to provide significant revenues based upon their historical gaming patterns. We contact these customers through a combination of direct mail and telemarketing by an in-house marketing staff and independent representatives located in major cities. We use a proprietary database which is linked to our player tracking system to help identify customers' requirements and preferences, thereby allowing us to customize promotions to attract repeat visitors. We offer customers personalized service, credit availability and access to a variety of complimentary or reduced-rate room, dinner and entertainment reservations all based on the customer's profile. We use a specialized multi-tiered marketing approach to attract customers in each of our major markets. We design slot and table game tournaments and special events for specific levels of play. Utilizing our proprietary database, our marketing department targets and invites the most appropriate customers for the customized events. In addition, we host an array of special events, including slot and table game tournaments, designed to attract customers for an extended stay. We have found that this individualized marketing approach has provided significant revenues and profitable repeat business.

           Provide Extensive Entertainment Options

     We also focus on attracting guests through a range of entertainment options. We have one of the most extensive entertainment programs in Las Vegas with a variety of regularly scheduled shows and special limited engagement shows. The shows attract additional gaming revenue as well as provide us rental and commission revenue.

           Attract Walk-In Traffic

     We seek to maximize the number of people who patronize the Riviera Las Vegas but who are not guests in the hotel by capitalizing on Riviera Las Vegas' prime Las Vegas Strip location, convention center proximity and several popular in-house productions. Riviera Las Vegas is well situated on the Las Vegas Strip near Circus Circus, Sahara, Las Vegas Hilton, the Las Vegas Convention Center, Wynn Las Vegas, the estimated $5.0 billion Echelon project on the site of the former Stardust and the estimated $2.9 billion Fontainebleau project just to our north, as well as numerous non-gaming condominium and time-share projects which are either planned or under construction within walking distance of our casino. However, recent closures and construction in our immediate area, has caused a significant reduction in walk-in traffic and may continue to do so for the foreseeable future. We continue to strive to attract customers from those facilities that are currently open, as well as capitalize on the visitors in Las Vegas in general, with the goal of increasing walk-in traffic by (1) the addition of the 11,000 square foot Leroy's Race & Sports Book in our former Penny Town area, which was opened in February, 2008 (2) providing a variety of quality, value-priced entertainment and dining options, and (3) offering the "$40 for $20" slot promotions.

           Focus on Convention Customers

     This market consists of two groups: (1) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (2) those attending city-wide events, usually held at the Las Vegas Convention Center. We target convention business because it typically provides patrons willing to pay higher room rates and we are able to provide certain advance planning benefits, because conventions are usually booked two years in advance of the event date. We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rates, banquet and function spending habits. We also benefit from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip. In 2007 we derived 34% of our hotel occupancy and 41% of our room revenues from convention customers and we consider them to be a critical component of our customer base. We believe that the expansion of Riviera Las Vegas' convention facility in February 1999, from 100,000 to 160,000 square feet, has accommodated the growth in the size and number of groups that presently use the facility, attracted new convention groups and increased the percentage of rooms occupied by conventioneers.

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

           Internet

     The Internet segment of our business increased during 2007. This segment attracts customers in search of a bargain, those making last-minute travel arrangements and those who have the confidence in and find it convenient to book rooms over the Internet. In 2007, our Internet bookings accounted for approximately 15% of total occupied rooms.

Riviera Black Hawk

Business

     Riviera Black Hawk opened on February 4, 2000. Located in Black Hawk, Colorado, approximately 40 miles west of Denver, our casino is the first casino encountered by visitors arriving from Denver on Highway 119. Our casino features the fourth largest number of gaming devices in the market with 885 slot machines and 8 live gaming tables. For Colorado gaming and tax law purposes, each slot machine or table game is considered one gaming device.

      We also offer a variety of non-gaming amenities designed to help differentiate our casino, including:

o parking spaces for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options;
o   a 252-seat casual buffet-styled restaurant;
o   a delicatessen;
o   one casino bar; and
o   a ballroom with seating for approximately 300 people.

     The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market, have been gaining market share and have contributed to the consistent growth in the overall market. As of December 31, 2007, there were 26 casinos in the Black Hawk/Central City market, with 11 casinos each offering more than 400 gaming devices. The Isle of Capri, located across the street from our casino, has 1,375 gaming machines, 18 gaming tables, 1,100 covered parking spaces and 238 hotel rooms, and it owns and is connected by inside walkways to the Colorado Central Station, which has 640 gaming machines, 18 gaming tables, 1,200 parking spaces and 164 hotel rooms.

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

     We rely on database marketing in order to best identify target customer segments of the population and to tailor our casino's promotions and amenities to our core group of customers. We use the database to identify and stratify slot players living primarily in Colorado for appropriate incentives. Approximately 325,000 of these slot players have been identified as of December 31, 2007. In addition, we promote our casino by advertising in newspapers and on the radio in the local areas.

Geographical Markets

The Las Vegas Market

     Las Vegas is one of the largest and fastest growing entertainment markets in the country. According to the LVCVA, the number of visitors who traveled to Las Vegas increased to approximately 39.2 million in 2007. Approximately 37.4 million people visited Las Vegas in 2004, 38.6 million in 2005, and 38.9 million in 2006. Clark County gaming continues to be a strong and growing business. Clark County gaming revenues were $8.7 billion in 2004, $9.7 billion in 2005, $10.6 billion in 2006, and $10.9 Billion in 2007. The terrorist attacks of September 11, 2001 had an adverse effect on the number of visitors traveling to Las Vegas. Similar events in the future could have an adverse effect on the number of visitors traveling to Las Vegas

     Gaming and tourism are the major attractions of Las Vegas, complemented by warm weather and the availability of many year-round recreational activities. Although Las Vegas' principal market is the western region of the United States, most significantly southern California and Arizona, Las Vegas also serves as a destination resort for visitors from all over the world. Significant percentages of visitors to Las Vegas are international visitors.

     Historically, Las Vegas has had one of the strongest hotel markets in the country. The number of hotel and motel rooms in Las Vegas has increased by 98.4% from approximately 67,000 at the end of 1989 to 132,947 at the end of 2007, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the number of rooms, the Las Vegas hotel occupancy rate equaled or exceeded 84% each year from 1993 through 2007, with a hotel occupancy rate of 94.0% in 2007.

     We believe that the growth in the Las Vegas market has been enhanced as a result of: (1) a dedicated program by the LVCVA and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (2) the increased capacity of McCarran International Airport and (3) the introduction of large themed "must see" destination resorts in Las Vegas. In 1988, approximately 1.7 million people attended conventions in Las Vegas and generated approximately $1.2 billion of economic impact. The number of convention attendees was up to approximately 6.2 million in 2007 with an economic impact of $8.4 billion.

     During recent years, McCarran International Airport has expanded its facilities to accommodate the increased number of airlines and passengers, which it services. The number of passengers traveling through McCarran International Airport has increased from approximately 22.5 million in 1993 to an estimated
47.7 million in 2007. Work continues on the nearly $4 billion capital additions planned for McCarran International Airport.

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

     The first casino in the Black Hawk/Central City market opened in October 1991, with 13 casinos open by the end of that year. The pace of expansion increased in 1992 with the number of casinos in the market peaking at 42. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better-capitalized operators, the number of casinos is 26 as of December 31, 2007.

     The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. The United States Census Bureau estimates that in 2006 the population of the Denver-Aurora-Boulder Combined Statistical area was 1.4 million. Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 64.5% from 7,252 in 1992 to 11,932 in 2007. Gaming revenues in the Black Hawk/Central City market increased by approximately 4.8% in 2007 over 2006.

     The City of Black Hawk has experienced more significant growth in gaming revenues than Central City from 1992 through 2004. The popularity of Black Hawk in comparison to Central City was due primarily to Black Hawk's superior access to major highways, as patrons had to first pass through Black Hawk to access Central City from Denver. However, a new road opened in November 2004, which links Central City directly with Interstate 70, and allows customers to reach Central City without driving through Black Hawk. As a result of this new access road, Central City gaming revenues grew by 36% in 2005, 2.7% in 2006 and 7.4% in 2007, as compared to 2.6%, 4.3% and 4.4% growth for Black Hawk in 2005, 2006 and 2007, respectively. Despite the impressive growth experienced by Central City casinos from 2005 to 2007, gaming revenues in Central City still represent only 12% of the total gaming revenues for the Central City/Black Hawk market. Although the new road allows customers direct access to Central City, most customers continue to frequent Black Hawk casinos because of the superior amenities Black Hawk casinos offer. Due to this superior location, most of the larger casino operators have focused on building in Black Hawk. As a result, casinos in Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and convenient free parking for patrons.

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

     As of December 31, 2007, there were approximately 48,000 Las Vegas rooms slated for completion by 2012, including the development or expansion of existing casino/hotels and timeshare facilities. Current and future expansions, additions and enhancements to existing properties and construction of new properties by our competitors could divert business from our facilities. There can be no assurance that we will compete successfully in the Las Vegas market in the future.

     During 2007, room inventory in Las Vegas increased less than 1%, to 132,947. Room nights occupied increased 1.1%, to approximately 44.0 million. At the Riviera Las Vegas, room occupancy increased slightly from 92.2% in 2006 to 92.9% in 2007. The average room rate increased by $4.40 or 5.6%, from $78.47 in 2006 to $82.87 in 2007. Revenue per available room ("Rev/Par") increased $4.68 or 6.5%, from $72.37 in 2006 to $77.05 in 2007.

     We also compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors and other forms of legalized gaming in the United States. To a lesser extent we also compete with gaming on cruise ships and gaming in other parts of the world. In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states and internationally. Any future development of casinos, lotteries or other forms of gaming in other states and internationally, could have a material adverse effect on our results of operations.

     The number of casinos on Native American lands has increased since the enactment of the Indian Gaming Regulatory Act of 1988. California voters addressed this issue on March 7, 2000 when they voted in favor of an amendment to the California Constitution that allows Las Vegas-style gambling on Native American lands in that state. Additionally, California voters just recently passed Propositions 94, 95, 96 and 97 which allow two tribes near San Diego to each increase their slot machine volume from 2,000 slot machines to 7,500 slot machines and two tribes near Palm Springs to each increase their slot machine volume from 2,000 slot machines to 5,000 slot machines. While new gaming jurisdictions generally have not materially impacted Las Vegas, the expansion of gaming in California poses a more serious threat to the continued growth of Las Vegas.

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

Black Hawk, Colorado

     The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site parking, hotel rooms and established reputations in the local market. As of December 31, 2007, there were 26 gaming facilities in the Black Hawk/Central City market with 11 casinos each offering more than 400 gaming positions. Additional construction projects are in progress in the Black Hawk/Central City market.

     The gaming facilities near the intersection of Main and Mill Streets provide significant competition to our casino. Colorado Central Station which is wholly owned by Isle of Capri and is connected via inside walkways to the Isle of Capri, is located across the street from our casino and has 640 slot machines, 18 gaming tables, approximately 1,200 parking spaces and 164 hotel rooms. The Isle of Capri, one of the most successful casinos in Colorado, is located directly across the street from our casino and features 1,375 slot machines, 18 table games, 1,100 parking spaces, and 238 hotel rooms. An expansion and renovation of Main Street was completed in the second quarter of 2006. As a result of the Main Street expansion, Riviera Black Hawk is the first property on Main Street accessible to all customers traveling to Black Hawk from the Denver Metro area via State Route 119. Our parking garage is the first and most easily accessible parking garage directly from Main Street.

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

     The Ameristar Black Hawk property was re-branded in the Ameristar name on April 1, 2006, and received significant increased traffic to the property in the second half of 2006. Ameristar is adding a hotel tower as part of its $260 million capital expansion, with the first phase completed in November 2005, which included an expansion of the parking garage to 1,550 parking spaces. Ameristar has approximately 1,600 gaming machines, 12 blackjack tables and 14 live poker tables. Hotel construction has commenced with 536 rooms slated to open in the first quarter of 2009.

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

     It is also possible that new forms of gaming could compete with our casino. Currently, Colorado law does not authorize video lottery terminals. However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. The player may be awarded a ticket, which can be exchanged for cash or credit play. This form of gaming could compete with slot machine gaming. Voters in the State of Colorado have in the past rejected a proposal which would have authorized video lottery terminals in five racetracks in Colorado. However, there is no guarantee that such a proposal or similar one will not be approved now or in the future and we understand that proponents of video lottery terminals and/or slot machines at racetrack are again seeking approval to put a new initiative before the Colorado voters in 2008. If either of these types of initiatives were to be pursued further in Colorado and gain the necessary approvals, then our Colorado operations would likely be adversely affected.

     In addition, Colorado enacted a smoking ban in 2006, which at the time excluded casinos. That smoking ban was subsequently amended to include casinos effective January 1, 2008. Although we have constructed outdoor smoking areas to permit smoking in those areas, the amended smoking ban could nonetheless have a material adverse effect on our long term results of operations.

     Pursuant to a license agreement, Riviera Las Vegas licenses the use at Riviera Black Hawk of all of the trademarks, service marks and logos used by Riviera Las Vegas. The license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

Riviera Las Vegas

     As of December 31, 2007, Riviera Las Vegas had 1,248 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 700 of such employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians, painters and teamsters. Riviera Las Vegas' agreement with the Painters Union expires on May 31, 2010. The Carpenters' Union agreement expired on July 31, 2005, and an initial one-year and subsequent open-ended extensions were agreed to by us and the Union and in 2007, we and the Carpenters' Union entered into an agreement that expires on July 31, 2011. Agreements with the Southern Nevada Culinary and Bartenders Union, covering the majority of our unionized employees, were renewed in 2007 and expire in 2012. Our agreement with the Stagehands Union expired in 2007. Negotiations with the Stagehands Union for a new multiyear agreement commenced in 2007 and are ongoing. Our agreement with the Teamsters Union expires in 2008 and the Operating Engineers Union and Electrician Union agreements expire in 2009. Our collective bargaining agreement with the Musicians Union expired in 1999 and we continue to operate under the terms of that agreement. Although unions have been active in Las Vegas, Riviera Las Vegas considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Las Vegas.

Riviera Black Hawk

     As of December 31, 2007, Riviera Black Hawk had 233 full-time equivalent employees, none of whom are covered by collective bargaining agreements. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

     Although there are no collective bargaining agreements in Black Hawk casinos, we became aware in 2006 of organization activity by Local 7 of the United Food & Commercial Workers International Union. This activity is targeting casino employees in Black Hawk and Central City. There can be no assurance that the union will not succeed in its organization effort, and if successful, that an agreement will be reached without union action or on terms satisfactory to

Riviera Black Hawk.
Regulation and Licensing

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

     We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 20, 2007, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

     A licensee must comply with Colorado's Gambling Payment Intercept Act, which governs the collection of unpaid child support costs on cash winnings from limited gaming.

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

     Violation of the Colorado Act or the Colorado Regulations generally constitutes a class 1 misdemeanor, except as may be specifically provided otherwise in the Colorado Act, which may subject the violator to fines or incarceration or both. A licensee who violates the Colorado Act or Colorado Regulations or Gambling Payment Intercept Act is subject to suspension of the license for a period of up to six months, fines or both, or to license revocation.

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

Federal Registration

     Riviera Operating Corporation is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines. All requisite filings for 2007 have been made.

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

     In Black Hawk/Central City, the primary competitive factors are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking, hotel, rooms and established reputations in the local market. Two of the most successful casinos in Colorado are located across the street from, and are considerably larger than, Riviera Black Hawk. Three other casinos in our market offer hotel accommodations as well as gaming facilities, and thereby have some competitive advantages over us. Also, a road which opened in November 2004 and which enables drivers to bypass Black Hawk on their way to Central City, has led to significant recent growth in the Central City gaming market and may give our Central City competitors an advantage over us.

     There have also been efforts in Colorado by Native American tribes to acquire land to use for construction of a casino that would operate without the limitations imposed on the Colorado casino industry, and efforts by other parties to amend the Colorado Constitution to permit installation of slot machines at five racetracks. Thus far, the Native American casino initiatives in Colorado have either been rejected or have failed to win support from government authorities, and in 2003 a race track/slot machine initiative was rejected by Colorado voters. However, we understand that proponents of video lottery terminals and/or slot machines at racetrack are again seeking approval to put a new initiative before the Colorado voters in 2008. If either of these types of initiatives were to be pursued further in Colorado and gain the necessary approvals, then our Colorado operations could be adversely affected.

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

     The number of casinos on Native American lands has increased since enactment of the Indian Gaming Regulatory Act of 1988. In 2000 California voters approved an amendment to the California Constitution that allows Las Vegas-style gaming on Native America lands in that state. Additionally, California voters just recently passed Propositions 94, 95, 96 and 97 which allow two tribes near San Diego to each increase their slot machine volume from 2,000 slot machines to 7,500 slot machines and two tribes near Palm Springs to each increase their slot machine volume from 2,000 slot machines to 5,000 slot machines. While new gaming jurisdictions generally have not materially impacted Las Vegas, the continued expansion of gaming in California poses a more serious threat to the continued growth of Las Vegas.

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

           o a decline in the number of visitors to Las Vegas or the number of Colorado residents who visit Black Hawk; and

           o a potential increase in the gaming tax rate in any jurisdiction in which we operate, specifically in Nevada, where various initiatives are being pursued to place a referendum on the November, 2008, ballot to increase gaming taxes.

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

           o limit our ability to repay the new credit facility entered into on June 8, 2007, if we are required to do so as a result of a change in control of our company or regulatory requirements;

           o result in an event of default if we fail to comply with the restrictive covenants in our Credit Facility or our senior secured credit facility, which could result in all of our indebtedness becoming immediately due and payable and would permit certain lenders to foreclose on our assets securing that indebtedness;

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

            o place us at a disadvantage compared to our competitors that have less debt.

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

Westerman is employed for calendar year periods which renew automatically unless he provides 180 days written notice or we provide 90 days written notice of our respective intention not to renew. Mr. Westerman's contract is also subject to earlier termination upon the occurrence of certain events. We cannot assure you that we would find a suitable replacement for Mr. Westerman if he retires or his employment terminates for any other reason. There is a shortage of skilled management-level employees in the gaming industry. This shortage, combined with our relatively limited financial and marketing resources, competitive position and market perceptions about our future prospects, together with (a) the termination of our March 7, 2008 announcement, that we had (i) completed our strategic review process that we commenced in May 2007 when we retained Jefferies & Company, Inc. as our financial advisor to assist us in exploring a range of potential strategic and financial alternatives in order to enhance shareholder value, and (ii) that we would continue to review all opportunities and consider all proposals that we receive, as well as other possible ways in which we can maximize shareholder value; would likely add to our difficulties in finding suitable replacements if we lose the services of our executives or other key personnel, which in turn might make it more difficult for us to attract and retain qualified personnel at that high level.

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

     In Black Hawk and in other jurisdictions from which we attract customers, gaming is subject to local referendum. If the results of a referendum held in a jurisdiction in which we operate were to restrict gaming in whole or in part or if the results of a referendum in a nearby non-gaming jurisdiction were to permit gaming, especially video lottery terminals or slot machines in racetracks in and around the Denver area, our results of operations could be negatively impacted.

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

   o intense competitive conditions in the gaming industry, especially the possibility of the approval of video lottery terminals and/or slot machines at racetracks in and around the Denver area, including the effect of such conditions on the pricing of our games and products;

   o general economic conditions, specifically current credit issues which have recently arisin, and economic conditions specific to our primary markets;

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

   o an outbreak or suspicion of an outbreak of an infectious communicable disease; and

   o the smoking ban in Colorado on our Riviera Black Hawk property which became effective January 1, 2008 and the possible adoption of additional anti-smoking regulations.

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

Risks Relating To Our Common Stock

         Our Stock Price Has Been Volatile, Which Could Result In Substantial Losses For Our Shareholders.

     Our common stock is traded on the American Stock Exchange ("AMEX"). Our stock's average daily trading volume for the 52-week period ended February 22, 2008 was 59,633 shares. The daily closing sale prices of our stock, as reported by AMEX, have ranged from $16.76 to $39.12 for the 52-week period ended February 22, 2008. The volatility of the trading price of our stock could be due to many factors including, but not limited to:

            .    the relatively low trading volume for our stock;

            . the effect of our announcement that we had terminated our strategic process to explore alternatives for maximizing shareholder value and the effect that fluctuations in our stock price will have on other parties' willingness to make a proposal to acquire us;

            . requirement in our Articles of Incorporation of an affirmative vote of 60% of all of our shares entitled to vote in order for a merger proposal succeed;

            . ownership of 19.5% of our outstanding shares by a group which previously attempted to acquire us, coupled with our 60% affirmative vote requirement to effectuate a successful merger, may inhibit other parties from engaging in merger negotiations with us;

            . fluctuations in Las Vegas real estate values, particularly as they affect property on the Las Vegas Strip;

            .    the current credit market;

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

         There Are Limitations On Changes In Control Of Our Company That Could Reduce Your Ability To Sell Our Shares In Excess Of Current Market Prices

     Our current debt which consists of a seven year $225 million term loan which matures on June 8, 2014 (the "Term Loan") and a $20 million five year revolving credit facility (the "Revolving Credit Facility" together with the "Term Loan" the, "New Credit Facility") restricts the ability of anyone to effect a change in control of our company. If anyone acquires 35% or more of our outstanding stock, or if other events occur that constitute a change in control according to our New Credit Facility, then we would have to make a prompt offer to repay the New Credit Facility. It is unlikely that we would have the funds to repay the New Credit Facility within the required time frame unless we obtained the necessary funding as part of the change in control transaction, which adds significantly to the funding that a buyer would need to acquire our company. Our New Credit Facility also would require us to obtain the consent of holders of a majority of the outstanding principal amount of the New Credit Facility in order for us to be a party to a merger or to sell all or substantially all of our assets unless, after giving effect to the transaction, we meet certain net worth or financial ratio tests, which might be difficult or impossible for us to meet.

     We entered into a swap agreement "Swap Agreement", in conjunction with our New Credit Facility, which could require a substantial payment if the New Credit Facility were to be refinanced and interest rates were below the interest rate in effect at the time we entered into the Swap Agreement.

     Besides our New Credit Facility and Swap Agreement, our articles of incorporation and bylaws contain provisions that could reduce the likelihood of a change in control or acquisition of our company. These could limit your ability to sell your shares at a premium or otherwise affect the price of our common stock. These provisions:

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


         Certain Owners Of Our Stock May Have To File An Application With, And Be Investigated By, The Nevada And/Or Colorado Gaming Authorities. If That Owner Is Deemed "Unsuitable," It Could Result In That Shareholder Loosing Most Of The Attributes Of Being A Stockholder As Well As Detrimental Effects On US.

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

     Colorado requires that persons owning, directly or indirectly, 5% or more of our stock be certified as suitable for licensure. Persons found unsuitable by the Colorado Commission may be required immediately to terminate any direct or indirect beneficial interest in our voting securities. A finding of unsuitability with respect to any beneficial owner also may jeopardize our license. The annual renewal of our license may be conditioned upon the termination of any beneficial interest in our voting securities by unsuitable persons.

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

         We Do Not Meet AMEX's Earnings Or Net Worth Listing Standards

     Our common stock is listed on AMEX under the symbol RIV. We do not currently meet the earnings or net worth standards of AMEX. We have been informed, however, that according to AMEX policy, AMEX will not normally consider suspending dealings in or delisting the securities of a company which is below the earnings and net worth standards if the total market value of that company's publicly held shares is at least $15 million. Based on the number of our publicly held shares as of February 21, 2008, our shares must have a per-share market value of at least $1.50 in order to meet that $15 million level. However, we cannot be sure that AMEX will continue to follow that policy or that the price of our shares will continue to enable us to stay at that level in the future. If our shares were delisted from AMEX, the marketability and liquidity of our stock could be significantly reduced.

Item 2.    Properties

           Riviera Las Vegas

     Riviera Las Vegas is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres. The buildings comprise approximately 1.8 million square feet, including 100,000 square feet of casino space, a 160,000 square-foot convention, meeting and banquet facility, 2,075 hotel rooms (including 177 luxury suites) in five towers, three restaurants, a buffet, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, executive and other offices for Riviera Las Vegas are located on the property.

     There are approximately 35 food and retail concessions operated under individual leases with third parties. The leases are for periods from one month to, including option periods, up to twenty years.

           Riviera Black Hawk

     Riviera Black Hawk is located on 1.63 acres of land at 400 Main Street, Black Hawk, Colorado. The buildings include approximately 325,000 square feet and comprise 32,000 square feet of gaming space, parking spaces for approximately 520 vehicles (substantially all of which are covered), a 252-seat buffet, one bar, a banquet room with seating for approximately 300 people and three outdoor patio areas where patrons can smoke.

     The Riviera Las Vegas and Riviera Black Hawk properties are encumbered by deeds of trust securing our $225 million Term Loan, which mature in June 2014.


Item 3.    Legal Proceedings

     We are party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

           PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities

     (a) Our common stock is traded on AMEX. As of February 29, 2008, we had approximately 165 shareholders of record and individual participants in security position listings. There are a significantly greater number of shareholders whose shares are held in street name. Based on information we collected as of February 29, 2008, we estimate that we have at least 1,400 beneficial holders in total.

     We have never paid dividends on our common stock and do not expect to pay dividends (cash or otherwise) on our common stock for the foreseeable future. Our ability to pay dividends is primarily dependent upon receipt of dividends and distributions from our subsidiaries, which include the operations of Riviera Las Vegas and Riviera Black Hawk.

     We do not currently meet the earnings or net worth listing standards of AMEX. We have been informed, however, that according to AMEX policy, AMEX will not normally consider suspending dealings in or delisting the securities of a company that does not meet the earnings or net worth standards if the company's publicly held shares have a market value of at least $15 million. However, we cannot give any assurance that AMEX will continue to follow that policy or that our share price will continue to enable us to stay at that level in the future. Based on the number of our publicly held shares as of February 23, 2008, our share price would have to be at least $1.50 in order for us to reach the $15 million level. If our shares were delisted from AMEX, the marketability and liquidity of our common stock could be significantly reduced.

     The table below sets forth the high and low sale prices by quarter for the years ended December 31, 2007 and 2006, based on AMEX reported prices by certain brokers who have had transactions in our common stock during the year:

                    First            Second            Third           Fourth
                   Quarter          Quarter           Quarter         Quarter
2007
HIGH                $28.29           $39.12           $36.66           $32.03
LOW                 18.99            27.05             22.15           26.66

2006
HIGH                $16.85           $25.11           $22.52          $ 24.16
LOW                 13.95            17.11             19.25           19.23


Equity Compensation Plan Information (as of December 31, 2007)


                                    A                            B                             C
Plan category           Number of securities to     Weighted-average exercise    Number of securities
                        be issued upon exercise     price of outstanding         remaining available for
                        of outstanding options,     options, warrants and        future issuance under equity
                        warrants and rights         rights                       compensation plans (excluding
                                                                                 securities reflected in
                                                                                 column A)

Equity
compensation plans               276,000                       $3.93                  1,102,000
approved by security
holders

Equity compensation
plans not approved               112,500                        N/A                   167,472(1)
by security holders(2)

Total                            388,500                       $3.93                  1,269,472


     (1) Of the 167,472 shares referenced in column C of the above table, 121,452 are from our Restricted Stock Plan and 46,020 are from our Stock Compensation Plan for Directors Serving on the Compensation Committee, which are described in Note 14 of our consolidated financial statements included in this report. We have a Stock Compensation Plan, under which directors who are members of the Compensation Committee have the right to receive all or part of their annual fees in the form of Common Stock having a fair market value equal to the amount of their fees. Of the 50,000 shares that are allocated to this plan, 46,020 remain available for issuance.

     (2) Restricted Stock for employees issued in 2005 which was not approved by security holders.

              Comparison of Five-Year Cumulative Total Returns
                         Performance Graph for
                      Riviera Holdings Corporation

             Produced on 02/13/08 including data to 12/31/2007

         The following graph compares the annual change in the cumulative total return, assuming reinvestment of dividends, on the Company's Common Stock with the annual change in the cumulative total returns of the NASDAQ Broad Market, the American Stock Exchange Index (the "AMEX Index"), the New York Stock Exchange (the "NYSE") and the NASDAQ Amusement and Recreation Services Index (the "NASDAQ 79xx"), which the Company considers to be its peer industry group. The graph assumes an investment of $100 on December 31, 2002, in each of the Common Stock, the stocks comprising the NASDAQ Broad Market, the stocks comprising the AMEX Index and the stocks comprising the NASDAQ 79xx.


The graph is a Comparison of Cumulative Total Return Among the Company, NYSE/ AMEX/Nasdaq Stock Market (US Companies) and Nasdaq stocks (SIC 7900 - 7999 US Companies amusement and recreation services) (1).

                     Riviera           NYSE/AMEX/Nasdaq            Nasdaq
                                        U.S. Companies            (SIC 79xx)
                                                          US Amusement Companies

 12/31/02             100.0                100.0                    100.0
 12/31/03             125.2                131.8                    141.0
 12/31/04             960.6                148.0                    178.1
 12/31/05            1138.2                157.1                    170.3
 12/31/06            1677.8                182.2                    229.3
 12/31/07            2138.9                191.7                    222.4

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

(b) Not Applicable

(c) Not Applicable

Item 6.    Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company for the years ended December 31 (in thousands, except Net Loss Per Diluted Common Share, and adjusted for three-for-one stock split in
2005):

---------------------- ---------- ----------- ------------ ----------- ----------
                        2007       2006          2005       2004       2003
---------------------- ---------- ----------- ------------ ----------- ----------
Net Revenue             $205,495    $200,994     $202,227    $201,350   $190,159
Net Loss               ($18,258)      ($335)     ($3,999)    ($2,086)  ($14,453)
Net Loss Per Diluted
   Common Share          ($1.48)     ($0.03)      ($0.34)     ($0.20)    ($1.39)
Total Assets            $218,462    $213,682     $211,769    $217,536   $221,538
Total Debt              $225,514    $215,004     $215,431    $216,467   $219,625
---------------------- ---------- ----------- ------------ ----------- ----------

     The net loss for 2007 was mainly impacted by financing costs totaling approximately $26.1 million or $2.12 per share, including the loss on the swap fair value of $13.3 million and the loss on retirement of debt of $12.8 million. We have entered into an interest rate swap agreement that substantially fixes the interest rate we pay on $225 million of our Term Loan. We did not meet the requirements for hedge accounting, and as such we record the change fair value of the interest rate swap on our balance sheet. This provides the Company with a stable fixed interest rate of approximately 7.5% for its current debt. However, the loss on the change in fair value of the interest rate swap is a non-cash charge, which reflects the amount of money the Company would have had to pay at December 31, 2007, if the Company was to settle the swap agreements at that time. The continued changes in fair value of this derivative will be recorded over the life of our term loan and depending on interest rates will result in significant swings in either non-cash income or non-cash losses for the Company in any given quarter.

     The net loss for 2007 was also impacted by costs totaling approximately $2.1 million or $0.17 per share, including mergers, acquisitions and development costs of $600,000, Sarbanes-Oxley related expenses of $540,000 and equity based compensation expense of $1.0 million. The net loss for 2006 was impacted by costs totaling approximately $3.0 million or $0.25 per share, including mergers, acquisitions and development costs of $1.3 million, Sarbanes-Oxley related expenses of $820,000 and equity based compensation expense of $813,000. The net loss for 2005 was impacted by costs totaling approximately $3.6 million or $0.30 per share, including Sarbanes-Oxley Act related expenses of $1.2 million, equity-based compensation expense of $1.6 million and asset impairment write-down of $777,000.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Developments

     We own and operate Riviera Las Vegas on the Las Vegas Strip in Las Vegas, Nevada, and Riviera Black Hawk in Black Hawk, Colorado.

     Our capital expenditures for Riviera Las Vegas are geared to upgrade the hotel rooms, gaming product and amenities in sufficient condition to compete for customers in the convention market and casino market. In November 2007, we began a process of upgrading our rooms in Las Vegas by featuring new Euro beds and flat screen TV's. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in, slot ticket redemption and slot club redemptions. In Black Hawk, the $5 maximum bet restricts table games to a minimum and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared to maintain a competitive casino floor compared to the market and to provide upgraded Food & Beverage amenities.

     Our marketing focus in Las Vegas is on using direct marketing efforts to customers in our database and providing complimentary rooms to our casino customers based on the level of their play, while reducing the number of rooms available for our Tour and Travel customers. We also seek to maximize the number of people who patronize Las Vegas but who are not guests in our hotel by capitalizing on our prime Las Vegas Strip location, convention center proximity and several popular entertainment productions. We are well situated on the Las Vegas Strip near Circus Circus, Las Vegas Hilton, the Las Vegas Convention Center, Wynn Las Vegas, the planned estimated $5.0 billion Echelon project on the site of the former Stardust and the estimated $2.9 billion Fontainebleau project just to our north, as well as numerous non-gaming condominium and time-share projects which are either planned or under construction within walking distance of our casino. However, the recent closures of the Stardust, Frontier and Westward Ho as well as construction in our immediate area, has caused a significant reduction in walk-in traffic and may continue to do so for the foreseeable future.

     Our marketing focus in Black Hawk is on using direct marketing efforts to customers in our database and providing exciting events and give-aways to our loyalty program members.

     We completed our formal strategic review process, which we commenced in May 2007 when we retained Jefferies & Company, Inc. as financial advisor to assist us in exploring a range of potential strategic and financial alternatives in order to enhance shareholder value. In the course of this process, our financial advisor thoroughly explored a sale of the entire Company, contacting over thirty-five potential bidders over several months, including Riv Acquisition Holdings and its affiliates.

     In deciding to terminate the strategic alternative process, we took into account the uncertainty that would be faced by an potential buyer in attempting to complete a potential transaction, the deterioration in the credit markets, the potential costs of terminating the Company's swap agreement due to the unpredictable drop in interest rates, the ability to obtain shareholder and regulatory approval of a transaction, the possibility of increased competition from slot machines at Colorado racetracks and the impact of weak economic conditions on the Company's business. While the strategic review process did not result in entering into a transaction to sell the entire Company at the present time, we have and we will continue to review all opportunities and consider all proposals that it receives, as well as other possible ways in which the Company can maximize shareholder value.

     We continue to have discussions with the Riv Acquisition Holdings group regarding a possible sale of the Company, although no agreements have been entered into related to such a transaction, nor can any assurance be given that an agreement will be ultimately entered into, or if entered into, on what terms or price.

  Results of Operations

2007 Compared to 2006

     The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. EBITDA from properties is presented on the following schedule:

(Dollars in thousands)                           2007      2006  Incr/(Dec) Incr %

Net Revenues:
   Riviera Las Vegas                         $151,505    $149,202  $2,303     1.5%
   Riviera Black Hawk                          53,990      51,742   2,248     4.3%
                                              -------    --------  ------
      Total Net Revenues                     $205,495    $200,944  $4,551     2.3%
                                              =======    ========   =====
Property EBITDA
   Riviera Las Vegas                          $30,166     $28,075   $2,091     7.4%
   Riviera Black Hawk                          19,133      16,825    2,308    13.7%
                                              -------     -------   ------
   Property EBITDA                            $49,299     $44,900   $4,399     9.8%
                                              -------     -------   ------



Other costs and expenses:
     Corporate expenses
              Share-based compensation            966         813      153    18.8%
              Other corporate expense           4,745       4,644      101     2.2%

     Depreciation and amortization             13,116      12,691      425     3.3%
     Mergers, acquisitions and development
         costs, net                               611       1,318     (707)   -53.6%
     Asset Impairments                             72          18       54    300.0%
     Loss on retirement of bonds               12,878           -   12,878     NM
     Decrease in value of derivative
          instruments                          13,272           -   13,272     NM
     Interest expense, net                     21,897      25,751   (3,854)   -15.0%
                                               ------      ------    ------
                                               67,557      45,235   22,322     49.3%
                                               ------      ------   -------
          Net loss                           $(18,258)      $(335) $(17,923)  -50.5%
                                              =======      ======   =======
 Property EBITDA Margins (1)
    Riviera Las Vegas                          19.9%        18.8%     1.1%
    Riviera Black Hawk                         35.4%        32.5%     2.9%


     (1) Property EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors. We use property-level EBITDA (EBITDA before corporate expenses) as the primary measure of operating performance of our properties, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments that are not reflected in EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than we do. (See footnote 18 for reconciliation to net income).

Riviera Las Vegas

Revenues

     Net revenues for Riviera Las Vegas increased by approximately $2.3 million, or 1.5%, from $149.2 million in 2006 to $151.5 million in 2007 primarily due to increased room revenue of $3.2 million and casino revenue of $475,000 offset by decreased entertainment revenue of $1.0 million. Room revenues increased $3.2 million, as the average room rate increased $4.40 or 5.6% from $78.47 in 2006 to $82.87 in 2007 and hotel occupancy increased slightly from 92.2% in 2006 to 92.9% in 2007. Revenue per available room (Rev Par) increased $4.68 from $72.37 to $77.05 or 6.5%. Casino revenue increased as a result of an increase in our table game drop of $3 million and higher poker revenues.

Property EBITDA

     Property EBITDA in Las Vegas increased $2.1 million or 7.4% from $28.1 million in 2006 to $30.2 million in 2007 due to increased hotel and gaming revenues as described above and effects of decreased casino marketing costs of $272,000 in our gaming departments.

Riviera Black Hawk

Revenues

     Net revenues for Riviera Black Hawk, which are primarily gaming revenues, increased $2.2 million, or 4.3% from $51.7 million in 2006 to $54.0 million in 2007. The increase is primarily due to an increase in slot revenues as a result of the increase in hold percentage. The increase is a result of the entire market's increase in hold percentage primarily from the popularity of lower denomination slot machines in the market place, which were installed throughout 2006.

Property EBITDA

     Property EBITDA at Riviera Black Hawk increased $2.3 million or 13.7% from $16.8 million in 2006 to $19.1 million in 2007 due to increased slot revenues as described above and holding costs constant for the year.

Consolidated Operations

     Net loss increased $18.0 million in 2007 from a loss of $335,000 in 2006 to a net loss of $18.3 million in 2007 due to an increase in other expenses as a result of a loss on retirement of debt of $12.9 million and a loss on swap fair value of $13.3 million (as discussed in item 6) offset by an increase in operating income and a reduction in cash interest expense of $4.2 million as a result of our debt refinancing in 2007.

Results of Operations

2006 Compared to 2005

     The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. EBITDA from properties is presented on the following schedule:

(Dollars in thousands)                       2006           2005   Incr/(Dec)     Incr %
Net Revenues:
   Riviera Las Vegas                     $149,202       $150.688   $(1,486)       -1.0%
   Riviera Black Hawk                      51,742         51,539       203         0.4%
                                         --------       --------    -------
      Total Net Revenues                 $200,944       $202,227   $(1,283)       -0.6%
                                          =======       ========    ========
Property EBITDA
   Riviera Las Vegas                      $28,075        $26,789    $1,286         4.8%
   Riviera Black Hawk                      16,825         17,282      (457)       -2.6%
   Property EBITDA                        $44,900        $44,071    $  829         1.9%

Other costs and expenses:
     Corporate expenses
              Share-based compensation       813           1,627      (814)     -50.0%
              Other corporate expense      4,644           5,278      (634)     -12.0%
     Depreciation and amortization        12,691         14,065     (1,374)      -9.8%
     Mergers, acquisitions and
          development costs, net           1,318            (65)     1,253
     Asset Impairments                        18            777       (759)
     Interest expense, net                25,751         26,388       (637)     -2.4%
                                          -------        ------      -----
                                          45,235         48,070     (2,835)     -5.9%
                                          -------       -------      -----
          Net loss                       $ (335)       $(3,999)    $ 3,664       91.6%
                                        ========       ========     ======
 Property EBITDA Margins (1)
    Riviera Las Vegas                    18.8%             17.8%      1.0%
    Riviera Black Hawk                   32.5%             33.5%     -1.0%


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

Property EBITDA

     Property EBITDA in Las Vegas increased $1.3 million or 4.9% from $26.8 million in 2005 to $28.1 million in 2007 due to increased hotel and gaming revenues as described above and effects of increased spending of casino marketing and other expenses in the gaming departments due to increased promotional costs for our 50th anniversary celebration and the free slot play program in 2005, which were not profitable when compared to current promotions.

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

Property EBITDA

     Property EBITDA at Riviera Black Hawk decreased $457,000 from $17.3 million in 2006 to $16.8 million in 2007 due mainly to higher payroll and benefits cost in G&A expenses.

Consolidated Operations

     Net loss was $335,000 in 2006 down $3.6 million from a net loss of $3.9 million in 2005 due to an increase in operating income and reduced interest expense.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2007 increased $3.5 million from December 31, 2006 to $28.8 million. Cash balances include amounts that may be required to fund our CEO's pension obligation with five days notice (See Notes 8 and 13 to the financial statements). Although we are aware of no current intention of our CEO to require this funding, under certain circumstances we would have to disburse approximately $2.0 million in a short period, subject to the provisions of our agreement with him. In addition we have cash of $2.8 million held as a certificate of deposit for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for Workers Compensation. The cash is held in a one-year certificate of deposit, which matures in 2008. We do not believe this investment will be required after it matures in 2008 and as such the investment is held as a current asset.

     For 2007, our net cash provided by operating activities increased to $19.1 million compared to $14.4 million in 2006 due primarily to an increase in operating income. Cash flows used in investing activities were $14.9 million in 2007 compared to $9.1 million in 2006 due to an increase in capital expenditures. Net cash used in financing activities was $675,000 in 2007 compared to $587,000 in 2006. We believe that cash flow from operations, combined with our $28.8 million of cash on hand and the $20 million available on our term loan discussed below, will be sufficient to cover our annual debt service and enable our investment in budgeted capital expenditures of $20.0 million for 2008 which we will use primarily for the room renovation program at Rivera Las Vegas, the purchase of slot machines in Las Vegas and Black Hawk and for other contingencies.

     On June 8, 2007, we and our Subsidiaries entered into a New Credit Facility. This New Credit Facility (the "New Credit Facility") includes a $225 million seven-year term loan (the "Term Loan"), and has no amortization for the first three years, and a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined. The New Credit Facility also includes a $20 million five-year revolving credit facility (the "Revolving Credit Facility") under which we can obtain extensions of credit in the form of cash loans or standby letters of credit (the "Standby L/Cs"). We are permitted to prepay the New Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans. The rate for the Term Loan and Revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate Swap Agreement that became effective June 29, 2007 that we entered into under the New Credit Facility, substantially the entire Term Loan portion of the New Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement). The New Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of our assets.

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

Contractual Obligations

     The table under "Item 7A.  Quantitative and Qualitative  Disclosures  about
Market Risk" summarizes our contractual obligations and commitments as of December 31, 2007.

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements requires us to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. We periodically evaluate our policies, and our estimates and assumptions related to these policies. We operate in a highly regulated industry. For Riviera Las Vegas and Riviera Black Hawk we are subject to regulations governing operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include customer loyalty liabilities, self-insured medical and workers compensation costs and litigation costs. We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates.

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

Deferred Tax Assets

     We utilize estimates related to estimated future taxable income in the application of Statement of Financial Accounting Standards ("SFAS") No. 109 to the realization of deferred tax assets. Our estimates are based upon operating results and, to a lesser extent, our budgets for future operating results. The valuation allowance has been recorded for our net operating loss carry forwards, excluding our AMT credits, which have indefinite lives.

Allowance for Credit Losses

     We maintain an allowance for estimated credit losses based on historical experience and specific customer collection issues. Any unforeseen change in customer liquidity or financial condition could adversely affect the collectibility of that account and our operating results.

Fair Value of Interest Rate Swap Liability

     The fair value of long-term liabilities includes the approximate cost to settle our interest rate swap instrument at the respective valuation dates, and is reflected in fair value of interest rate swap liabilities on the balance sheet. The fair value of the interest rate swap instrument is estimated based upon current and predictions of future interest rate levels along a yield curve, the remaining duration of the instrument and other market conditions and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Litigation Cost

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

Self-insurance Provisions

     We are self-insured for various levels of general liability, workers' compensation, and, through 2007 we were also self-insured for non-union employee medical insurance coverage. Effective January 1, 2008, we are no longer self-insured for non-union medical insurance coverage. We maintain reinsurance coverage for our 2007 self-insurance claims until those claims are resolved. Insurance claims and provisions include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, we consider our historical claims experience and make judgments about the expected levels of costs per claim. Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

Loyalty Club Program

     We offer to our guests the opportunity to earn points redeemable for cash and complimentary rooms and food and beverage based on their level of gaming activities while at our properties and an accrual is recorded as points are earned based upon expected redemption rates.

Recently Issued Accounting Standards

     In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (see below). We are currently evaluating if we should adopt and what the impact that the adoption of SFAS No. 159 would have on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether to adopt the fair value option under SFAS No. 157 and evaluating what impact such adoption would have on our consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. See Note 15, "Income Taxes," to the accompanying consolidated financial statements for disclosure regarding the effect of FIN 48 on our consolidated financial statements.

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

     Specific factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

o the effect of the termination of our previously announced strategic process to explore alternatives for maximizing shareholder value and the possible resulting fluctuations in our stock price that will affect other parties' willingness to make a proposal to acquire us;

o    fluctuations in the value of our real estate, particularly in Las Vegas;

o the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;

o our substantial indebtedness, debt service requirements and liquidity constraints;

o the availability of additional capital to support capital improvements and development;

o the smoking ban in Colorado on our Riviera Black Hawk property which became effective on January 1, 2008;

o competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions, and the approval of an initiative that would allow slot machines in Colorado race tracks;

o    retirement or other loss of our senior officers;

o economic, competitive, demographic, business and other conditions in our local and regional markets;

o changes or developments in laws, regulations or taxes in the gaming industry, specifically in Nevada where initiatives have been proposed to raise the gaming tax;

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

     As of December 31, 2007, we had $225.5 million in borrowings. The borrowings include $225 million credit facility maturing in 2014, SID Bonds (as defined below), and capital leases maturing at various dates through 2012. The equipment lease has fixed interest rate of 5.5%. The $283,000 in a special improvement district bond offering ("SID Bonds") with the City of Black Hawk represents our share of the debt on the SID Bonds of $1.2 million is payable over a ten-year period ending 2010. The SID Bonds bear interest at 5.5%. We are not susceptible to interest rate risk because our outstanding debt is substantially at fixed rates. We have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $225 million of borrowings under the Term Loan, which bears interest at LIBOR plus 2.0%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 5.485% on the $225 million notional amount, which expires on June 8, 2014. As of December 31, 2007, we had no borrowings outstanding under our Revolving Credit Facility. As of December 31, 2007, we have one interest rate swap arrangement with periodic step downs beginning in 2008 which expires on June 8, 2014. Although this interest swap agreement is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 7.485%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.


Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in Thousands)                                                                                         Fair Value
                                  2008       2009       2010       2011       2012     Thereafter    Total     At 12/31/07

Long -Term Debt                                         All interest rates are fixed
   Including Current Portions
Equipment loans and
 capital leases-Las Vegas             $89       $76        $23        $24       $19                    $231          $231
Average interest rate                5.5%       5.5%       5.5%       5.5%       5.5%

$225 million Term Loan                                   $1,125     $2,250     $2,250     $219,375   $225,000      $225,000
Average interest rate                                      7.5%       7.5%       7.5%         7.5%

SID Bonds-Black Hawk,
 Colorado casino project             $137       $146                                                     $283          $283
Average interest rate                5.5%       5.5%

Total of all Long-Term Debt,
Including Current Portions     $226             $222     $1,148     $2,274     $2,269     $219,375   $225,514      $225,514


Other Long - Term Liabilities Including Current Portion

CEO pension plan obligation        $1,000     $1,000        $63                                        $2,063        $2,063
Average interest rate                9.0%       7.5%       7.5%

Interest rate derivatives
Derivative instrument

     Pay fixed                                                                            $222,500                  $13,272
         Average receivable rate                                                              4.8%
         Average payable rate                                                                 5.4%


Expected Interest payments        $16,920    $16,980    $16,940    $16,800    $16,630

A hypothetical one percent change in interest rate would not have a material effect on our financial statements, as the interest rate swap we currently have effectively locks our debt at 7.485%, which is in excess of a one percent increase of the corresponding amount we would receive under the swap agreement.

     Fin 48 requires us to record future unrealized tax payments however, due to uncertainties surrounding future taxable earnings and future audits related to our income taxes and the potential utilization of our net operating losses, we cannot establish a reasonably reliable estimate of the period of future cash settlements, if any; therefore, we have excluded this amount from the contractual obligations table above.

Item 8.    Financial Statements and Supplementary Data

     Our consolidated financial statements, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

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

     As of December 31, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures are effective.

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

     We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective.

     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Riviera Holdings Corporation
Las Vegas, NV

     We have audited the internal control over financial reporting of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company, and our report dated March 10, 2008, expressed an unqualified opinion on those financial statements and includes explanatory paragraphs regarding the Company's adoption of Financial Accounting Standards Board No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, and Financial Accounting Standards Board No. 123(R), Share-Based Payment.

/s/ Deloitte & Touche LLP

Las Vegas, NV
March 12, 2008

Item 9B.  Other Information

           Executive Officer Compensation

     On March 4, 2008, we amended our employment agreement with Mr. Westerman. This Third Amendment to Employment Agreement ("Third Amendment") provides, among other things, that effective January 1, 2008, Mr. Westerman is eligible to participate in our incentive compensation plan. The Third Amendment also provides for the payment to Mr. Westerman of a discretionary bonus in the amount of $300,000 prior to March 15, 2008, for Mr. Westerman's contribution to our performance in 2007.

     On March 4, we also awarded bonuses to our other Executive Officers, payable prior to March 15, 2008, as follows: (i) Robert Vannucci was awarded a 2007 incentive bonus in the amount of $203, 434; and (ii) Mark Lefever and Tullio Marchionne were each awarded a 2007 incentive bonus in the amount of $114,761 and a discretionary bonus in the amount of $35,239.

     In addition to the named Executive Officers, Incentive Bonuses totaling approximately $900,000 were awarded to 113 Riviera Las Vegas and Riviera Black Hawk participants.

         PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors

           The following table presents information as of February 23, 2008 regarding our directors and the directors of Riviera Operating Corporation ("ROC"), our wholly-owned subsidiary:

   Name                   Age        Position

William L. Westerman      76       Our Chairman of the Board, CEO and President;
                                   Chairman of the Board and Chief Executive
                                   Officer of ROC

Jeffrey A. Silver         62       Our and ROC's Director

Paul A. Harvey            70       Our and ROC's Director

Vincent L. DiVito         48       Our and ROC's Director

James N. Land, Jr.        78       Our and ROC's Director


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

     Jeffrey A. Silver has been one of our and ROC's Directors since February 26, 2001. Mr. Silver is a shareholder with the law firm of Gordon & Silver, Ltd., in Las Vegas, Nevada. He has also been a member of the Audit and Compliance Committees of Tropicana Resorts, Inc. since June, 2007. Mr. Silver served as a Chief Deputy District Attorney, Clark County, Nevada from 1972 to 1975 and was a Board Member with the Nevada Gaming Control Board from 1975 through 1978 before engaging in the private practice of law from 1979 to 1981 and 1984 to the present. Mr. Silver was the Chief Operating Officer ("COO") and General Counsel of the Landmark Hotel & Casino from 1981 to 1983, CEO of the Riviera, Inc. from 1983 to 1984 and Senior Vice President at Caesars Palace in 1984. Mr. Silver served on the Board of the LVCVA from 1989 to 1992 as Secretary/Treasurer and also served as trustee. He was a member of the Board of Directors of the Greater Las Vegas Chamber of Commerce from 1988 to 1995 and in 1988 was its Chairman. Mr. Silver served for four years as a member of the United States Travel and Tourism Advisory Board. He was President of the International Association of Gaming Attorneys from 1992 to 1994 and Chairman of the American Bar Association Section of Gaming Law from 1994 to 1996. Mr. Silver has been selected as a Gaming and Administrative Law Practitioner by numerous legal publications, including: "Best Lawyers in the United States," "Superlawyers," and "Chambers USA - Americas Leading Lawyers for Business." He has also received the highest "AV" rating issued by Martindale-Hubbell," a prominent legal rating service.

     Major General Paul A. Harvey USAF (Ret) has been one of our and ROC's Directors since May 18, 2001. General Harvey is President and Chief Executive Officer of Pearl River Resort, which is the largest gaming and resort property in the State of Mississippi. He also acts as a consultant to the gaming, hotel and resort industry. General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East. He flew 160 combat missions in Vietnam and Southeast Asia before retiring in 1991 as a command pilot with over 5,000 flying hours. Following retirement, he was an Executive in Residence and Assistant to the President of William Carey College and taught MBA studies in management and leadership. General Harvey was the Executive Director of the Mississippi Gaming Commission from 1993 through 1998 before becoming President and CEO of Signature Works, Inc., the largest employer of blind and visually impaired people in the world. In 2000 Signature Works, Inc. merged with LCI, Inc. His present company, PDH Associates, Inc., provides consulting service to the gaming, hotel and resort industry. From 1996 through 2002, General Harvey served on the board of directors of the National Center for Responsible Gaming. He also serves on the board of directors of Elixir Gaming Technologies, Inc., which is headquartered in Las Vegas, Nevada and is an AMEX-listed company, and on the board of directors of Mikohn Gaming Corporation, d/b/a Progressive International Corporation, also headquartered in Las Vegas, Nevada and a publicly reporting company under the Exchange Act. General Harvey was a Commissioner on the Mississippi Band of Choctaw Indians Athletic and Boxing Commission from 2002 through 2007.

     Vincent L. DiVito was appointed as one of our and ROC's Directors effective June 14, 2002. Mr. DiVito is President and Chief Financial Officer ("CFO") of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey. Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange. Prior to September 2000, Mr. DiVito was the Vice President and CFO of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, after having served as the Director of Business Development. From 1984 to 1990 Mr. DiVito was the Vice President of Miracle Adhesives Corp. (a division of Pratt & Lambert, an AMEX-listed manufacturer of paints, coatings and adhesives). He also serves on the board of directors of Elixir Gaming Technology, Inc., which is headquartered in Las Vegas, Nevada and is an AMEX-listed company. Prior to 1984, Mr. DiVito spent two years on an audit team at Ernst & Whinney (now Ernst & Young). Mr. DiVito is a certified public accountant and certified management accountant.

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

Executive Officers

   The following table presents information as of February 23, 2008 regarding our and ROC's executive officers:


Name                     Age    Position

------------------------ ------ -----------------------------------------------
William L. Westerman     76     Our and ROC's Chairman of the Board and
                                CEO, and our President

Mark B. Lefever          43     Our and ROC's Treasurer and CFO, Executive
                                Vice President of Finance of ROC and
                                President of RBH

Tullio J. Marchionne     53     Our Secretary and General Counsel, and Secretary
                                and Executive Vice President of ROC

Robert A. Vannucci       60     President and Chief Operating Officer of ROC

For a description of the business experience of William L. Westerman, see "Directors" above.

     Mark Lefever became our and ROC's CFO and Treasurer and ROC's Executive Vice President of Finance on May 22, 2006 and Riviera Black Hawk's President on May 15, 2007. From May of 2004 to April 2006, Mr. Lefever was Senior Vice President and CFO of Resorts International Hotel & Casino, Inc., located in Atlantic City, New Jersey. From March of 2001 until December 2003, Mr. Lefever was General Manager and Vice President of 29 Palms Enterprises & Operating Company for Trump 29 Casino, a California Native American casino located in the greater Palm Springs area. Prior to that, Mr. Lefever served initially as Vice President and CFO and later as COO of the Desert Inn Resort & Casino from 1997 through 2000. Mr. Lefever's gaming career began in Tunica, Mississippi as the Vice President and CFO of Sheraton Casino from 1996 through May of 1997. Prior to his gaming positions, Mr. Lefever spent 10 years in the audit and business advisory practice with Arthur Andersen LLC. He is a member of the New Jersey Society of Certified Public Accountants, and holds a BS degree in Accounting from Villanova University.

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

     We have determined that the Chairman of our Audit Committee, Vincent L. DiVito, who meets the AMEX audit committee independence requirements, is an "audit committee financial expert", as defined in Item 407(d)(5)(ii) of SEC Regulation S-K. Mr. DiVito is a certified public accountant and certified management accountant, spent two years on the audit team at Ernst & Whinney (now Ernst & Young) and is currently the President, CFO and treasurer of a global specialties chemical business.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act (Section 16(a)) requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC certain reports regarding ownership of our common stock. Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports that were furnished to us and written representations made to us by those reporting persons in connection with certain of those reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during 2007.

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

Audit Committee

     We have a separately-designated standing Audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of Messrs. DiVito, Harvey and Land. Our Audit Committee recommends to our Board of Directors the selection of an auditor, reviews the plan and scope of our audits, reviews the auditors' critique of management and internal controls and management's response to such critique and reviews the results of our audit. In 2006 our Audit Committee met eight times. We have determined that the three members of our Audit Committee to be independent, based on AMEX's standards that apply to us. Our Board of Directors has determined that Mr. DiVito, Chairman of the Audit Committee, is an "audit committee financial expert" as defined by the rules and regulations of the SEC.

Item 11.   Executive Compensation

     Information regarding this item is incorporated herein by reference to our proxy statement to be filed on or about April 4, 2008, relating to the annual meeting of our stockholders to be held on May 13, 2008.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters

     Information regarding this item is incorporated herein by reference to our proxy statement to be filed on or about April 4, 2008, relating to our annual meeting of stockholders to be held on May 13, 2008.

Item 13.   Certain Relationships and Related Transactions, and Director
Independence

     Information regarding this item is incorporated herein by reference to our proxy statement to be filed on or about April 4, 2008, relating to our annual meeting of stockholders to be held on May 13, 2008.

Item 14.   Principal Accountant Fees and Services

     Information regarding this item is incorporated herein by reference to our proxy statement to be filed on or about April 4, 2008, relating to our annual meeting of stockholders of the Company to be held on May 13, 2008.

         PART IV

Item 15.   Exhibits, Financial Statement Schedules

           (a)(1)   List of Financial Statements

           The following is the list of Registered Public Accounting Firm Reports and the consolidated Financial Statements of the
            Company:

            . Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

            . Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

            .    Consolidated Balance Sheets as of December 31, 2007 and 2006

            . Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

            . Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2007, 2006, and 2005

            . Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

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

                               March 10, 2008


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                       Date


/s/ WILLIAM L. WESTERMAN    Chairman of the Board, Chief       March 10, 2008
William L. Westerman        Executive Officer and President


/s/ MARK B. LEFEVER         Treasurer (Principal Financial     March 10, 2008
Mark B. Lefever             and Accounting Officer)


/s/ JEFFREY A. SILVER       Director                           March 10, 2008
Jeffrey A. Silver


/s/ PAUL A. HARVEY          Director                           March 10, 2008
Paul A. Harvey


/s/ VINCENT L. DIVITO       Director                           March 10, 2008
Vincent L. DiVito


/s/ JAMES N. LAND, JR.      Director                           March 10, 2008
James N. Land, Jr.

                                  EXHIBIT INDEX

Exhibit          Description
Number


3.1* Articles of Incorporation of the Company (see Exhibit 3 to Quarterly Report on Form 10-Q filed on November 10, 2003, Commission File No. 0-21430)

3.2* Bylaws of the Company (see Exhibit 3.2 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.3* Amendment to the Company Bylaws (see Exhibit 3.1 to Form 8-K filed on August 10, 2007, Commission File No. 0-21430)

3.4* Bylaws of the Company (see Exhibit 3.1 to Form 10-Q filed on November 9, 2007, Commission File No. 0-21430)

3.5* Articles of Incorporation of Riviera Operating Corporation (see Exhibit 3.3 to Registration Statement on Form S-4
                filed on September 10, 1997, Commission File No. 0-21430)

3.6* Bylaws of Riviera Operating Corporation (see Exhibit 3.4 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.7*            Articles of Incorporation  of Riviera Gaming  Management,  Inc.
                (see Exhibit 3.5 to Registration  Statement on Form S-4
                filed on September 10, 1997, Commission File No. 0-21430)

3.8*            Bylaws  of  Riviera  Gaming  Management,  Inc.  (see  Exhibit
                3.6 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.9* Articles of Incorporation of Riviera Black Hawk, Inc. (see Exhibits 3.01 and 3.02 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. on August 31, 1999, Commission File No. 333-81613)

3.10* Bylaws of Riviera Black Hawk, Inc. (see Exhibit 3.03 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. on August 31, 1999, Commission File No. 333-81613).

10.1*           Indemnity  Agreement,  dated June 30, 1993, from Riviera,  Inc.
                and Meshulam Riklis in favor of the Company and Riviera Operating Corporation (see Exhibit 10.7 to Registration Statement on Form S-1 filed on August 11, 1993, Commission File No. 33-67206)

10.2* Equity Registration Rights Agreement dated June 30, 1993, among the Company and the Holders of Registerable Shares (see Exhibit 10.9 to Registration Statement on Form S-1 filed on August 11, 1993, Commission File No. 33-67206)

10.3* Operating Agreement dated June 30, 1993, between the Company and Riviera Operating Corporation (see Exhibit 10.15 to Registration Statement on Form S-1 filed on August 11, 1993, Commission File No. 33-67206)

10.4* Adoption Agreement regarding Profit Sharing and 401(k) Plans of the Company (see Exhibit 10.16 to Registration Statement on Form S-1 filed on August 11, 1993, Commission File No. 33-67206)

10.5* Tax Sharing Agreement between the Company and Riviera Operating Corporation dated June 30, 1993 (see Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1 filed on August 19, 1993, Commission File No. 33-67206)

10.6* Tax Sharing Agreement between the Company and Riviera Black Hawk, Inc. dated March 31, 1999 (see Exhibit 10.12 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.7*(A) 1993 Stock Option Plan (see Exhibit 4.4 to Registration Statement on Form S-8 filed on May 13, 1996, Commission File No. 333-03631)

10.8*(A) Stock Compensation Plan for Directors Serving on the Compensation Committee (see Exhibit 10.14 to Registration Statement on Form S-4 filed on August 9, 2002, Commission File No. 333-97907)

10.9*(A) Employment Agreement dated as of November 21, 1996 among the Company, Riviera Operating Corporation and William L. Westerman (see Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-21430)

10.10*(A)       Amendment to Employment  Agreement between the Company and
                William L. Westerman  effective January 1, 2001 (see Exhibit
                10.40 to Form 10-K filed March 23, 2001, Commission File No.
                0-21430)

10.11*(A)       Deferred  Compensation  Plan dated  November 1, 2000 (see
                Exhibit  10.19 to Form 10-K filed March 25, 2005,  Commission
                File No. 0-21430)

10.12*(A)       Restricted Stock Plan (see Exhibit 10.20 to Form 10-K filed
                March 25, 2005, Commission File No. 0-21430)

10.13*(A)       Non-Qualified  Stock Option Plan for  Non-Employee  Directors
               (see Exhibit 4.6 to  Registration  Statement on Form S-8
                filed on May 13, 1996, Commission File No. 333-03631)

10.14*(A)       Second  Amendment to Employment  Agreement  between the Company and William L.  Westerman  effective July 15, 2003 (see
                Exhibit 10.46 to Form 10-K filed on March 16, 2004, Commission
                File No. 0-21430)

10.15*(A)       Amendment of 1993 Stock  Option Plan (see  Exhibit  10.47 to
                Form 10-K filed on  March 25,  2005,  Commission  File No.
                0-21430)

 10.16* Purchase and License Agreement, dated September 25, 2003, between Bally Gaming, Inc. and Riviera Operating Corporation (see Exhibit 10.49 filed on March 25, 2005, Commission File No. 0-21430)

10.17*(A)       2005 Incentive Stock Option Plan (see Exhibit A To Schedule 14A
                filed on April 22, 2005, Commission File No. 0-21430)

10.18*(A)       2005  Non-Qualified  Stock Option Plan for  Non-Employee
                Directors (see Exhibit B to  Schedule 14A  filed on April 22,
                2005, Commission File No. 0-21430)

10.19*(A)       Incentive  Compensation  Program as amended  August 3, 1995 (see
                Exhibit  10.51 to  Form 10-K  filed on March 15, 2006,
                Commission File No. 0-21430.

10.20* (A)      Form of Restricted  Stock  Agreement  under the Company's
                Restricted Stock Plan (see  Exhibit 10.52  to Form 10-K filed on
                March 15, 2006, Commission File No. 0-21430)

10.21* Agreement and Plan of Merger, dated April 5, 2006, among Riv Acquisition Holdings Inc., Riv Acquisition Inc. and the Company (see Appendix A to revised definitive proxy materials on Schedule 14A filed on July 3, 2006, Commission File
                No. 0-21430)

10.22* (A)      Employment  Agreement  between the Company and Mark B.  Lefever
                (see  Exhibit  10.3 to  Form 10-Q  filed on August 9, 2006,
                Commission File No. 0-21430)

10.23* (A)      Employment  Agreement among Riviera Holdings  Corporation,
                Riviera  Operating  Corporation and Robert A. Vannucci (see
                Exhibit 10.1 to Form 10-Q filed on November 6, 2006, Commission
                File No. 0-21430

10.24* (A)      Forms of Salary Continuation  Agreements with Riviera Operating
                Corporation and Riviera Black Hawk, Inc. dated May 15, 2007 (see
                Exhibit 10.1 to Form 10-Q filed on August 3, 2007, Commission
                File No. 0-21430)

10.25* Credit Agreement, dated June 8, 2007, among the Company, the Company's restricted subsidiaries, Wachovia Bank, National Association and the Lenders that are parties thereto (see
                Exhibit 10.2 to Form 10-Q filed on August 3, 2007,
                Commission File No. 0-21430)

10.26* Commitment letter agreement dated April 27, 2007 between the Company and Wachovia Bank, National Association and Wachovia Capital Markets, LLC. (see Exhibit 10.3 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.27* Deed of Trust, Assignment of Leases, Rents, Security Agreement, and Fixture Filing dated June 8, 2007, executed by the Company in favor of First American Title Insurance Company as Trustee (see Exhibit 10.4 to Form 10-Q filed on August
                3, 2007, Commission File No. 0-21430)

10.28* Deed of Trust, Assignment of Leases, Rents, Security Agreement, and Fixture Filing dated June 8, 2007, executed by Riviera Black Hawk, Inc. in favor of The Public Trustee For Gilpin County, Colorado and Wachovia Bank, National Association (see Exhibit 10.5 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.29* Environmental Indemnity dated as of June 8, 2007 between the Company and Wachovia Bank, National Association (see
                Exhibit 10.6 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.30* Environmental Indemnity dated as of June 8, 2007, among the Company, Riviera Black Hawk, Inc. and Wachovia Bank, National Association (see Exhibit 10.7 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.31* Credit Party Pledge Agreement, dated June 8, 2007, among the Company, the Company's restricted subsidiaries, Riviera Gaming Management, Inc. and Wachovia Bank, National Association (see Exhibit 10.8 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.32* Gaming Pledge Agreement dated June 8, 2007, between the Company and Wachovia Bank, National Association (see Exhibit
                10.9 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.33* Security Agreement, dated June 8, 2007, among the Company, the Company's restricted subsidiaries, Wachovia Bank, National Association and the Lenders that are parties thereto (see Exhibit 10.10 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.34 Third Amendment to Employment Agreement between the Company and William L. Westerman effective March 4, 2008

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

(A) Management contract or compensatory plan or arrangement

                                                                  Exhibit 31.1

        Certification of the Principal Executive Officer
    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, William L. Westerman, certify that:

       1. I have reviewed this annual report on Form 10-K of Riviera Holdings Corporation;

       2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

              a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

              c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

              a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         Date:    March 10, 2008

         William L. Westerman
         William L. Westerman
         Chief Executive Officer

                                                                  Exhibit 31.2

     Certification of the Principal Financial Officer
 Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Mark Lefever, certify that:

       1. I have reviewed this annual report on Form 10-K of Riviera Holdings Corporation;

       2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

              a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

               c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

              a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         Date:    March 10, 2008

         Mark Lefever
         Mark Lefever
         Chief Financial Officer

                                                               Exhibit 32.1

          Certification Pursuant to Section 906
            of the Sarbanes-Oxley At of 2002


     In connection with the annual report of Riviera Holdings Corporation (the "Company") on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, William L. Westerman, hereby certify as of the date hereof, solely for the purposes of Title 18, Chapter 63, section 1350 of the United States Code, that to the best of my knowledge:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

     This certification accompanies each Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 10, 2008

                                                   /s/ William L. Westerman
                                                   ----------------------------
                                                   Chief Executive Officer

                                                                  Exhibit 32.2

       Certification Pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002


     In connection with the annual report of Riviera Holdings Corporation (the "Company") on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Mark Lefever, hereby certify as of the date hereof, solely for the purposes of Title 18, Chapter 63, section 1350 of the United States Code, that to the best of my knowledge:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

     This certification accompanies each Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 10, 2008

                                   /s/ Mark Lefever
                                  -------------------------------
                                  Treasurer and Chief Financial Officer

RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS
------------------------------------------------------------------------------




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
     FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS..........................F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets as of December 31, 2007 and 2006........................F-2
     Statements of Operations for the Years Ended December 31, 2007,
          2006 and 2005.................................................... F-3

     Statements of Stockholders' Deficiency for the Years Ended
         December 31, 2007, 2006 and 2005...................................F-4
     Statements of Cash Flows for the Years Ended
         December 31, 2007, 2006 and 2005...................................F-5

     Notes to Consolidated Financial Statements.............................F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Riviera Holdings Corporation
Las Vegas, NV

     We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riviera Holdings Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 11 to the consolidated financial statements, in 2007, the Company changed its method of accounting for income taxes to conform to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.

     As discussed in Note 14 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, NV
March 12, 2008

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(Dollars In Thousands)
--------------------------------------------------------------------------------

ASSETS                                                       2007         2006
                                                             ----         ----
CURRENT ASSETS:
  Cash and cash equivalents                               $ 28,819      $ 25,285
  Restricted cash and investments                            2,772            -
  Accounts receivable net of allowance of $436 and $163      3,563         3,063
  Inventories                                                1,455         1,792
  Prepaid expenses                                           3,602         4,002
                                                            ------        ------
           Total current assets                             40,211        34,142

PROPERTY AND EQUIPMENT net                                 172,865       171,320

OTHER ASSETS                                                 2,940         5,774

DEFERRED INCOME TAXES-net                                    2,446         2,446
                                                           -------      --------
           Total assets                                  $ 218,462     $ 213,682
                                                           =======      ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term debt                          $ 226         $ 879
  Current portion of obligation to officers                  1,000         1,000
  Accounts payable                                          10,972         9,126
  Accrued interest                                             188         1,063
  Accrued expenses                                          14,279        13,167
                                                            ------        ------
           Total current liabilities                        26,665        25,235

LONG-TERM DEBT - Net of current portion                    225,288       214,124

FAIR VALUE OF INTEREST RATE SWAP LIABILITIES                13,272             -

OTHER LONG-TERM DEBT                                            -          2,763

OBLIGATION TO OFFICERS - Net of current portion              1,063         2,094
                                                           -------        ------
            Total liabilities                              266,288       244,216

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIENCY:
  Common stock, $.001 par value 60,000,000 shares
    authorized; 17,124,624 and 17,131,824 shares
    issued at December 31, 2007 and 2006, respectively,         17            17
   12,456,555 and 12,369,431 shares outstanding
  Additional paid-in capital                                18,925        18,165
  Treasury stock, 4,668,069 and 4,762,393
   shares at December 31, 2007 and
   2006, respectively                                       (9,635)       (9,841)
  Acumulated Deficit                                       (57,133)      (38,875)
                                                           --------       -------
      Total stockholders' deficiency                       (47,826)      (30,534)
                                                           --------      --------
      Total liabilities and stockholders' deficiency     $ 218,462     $ 213,682
                                                           =======       =======
See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                    2007        2006        2005
REVENUES                                           -----        ----       -----
  Casino                                       $ 114,340   $ 111,459   $ 108,130
  Rooms                                           59,890      56,700      52,021
  Food and beverage                               32,353      33,125      34,132
  Entertainment                                   13,498      13,672      17,371
  Other                                            6,632       6,431       8,312
                                                 -------     -------     -------
          Total revenues                         226,713     221,387     219,966
  Less - promotional allowances                  (21,218)    (20,443)    (17,739)
                                                 -------     -------     --------
          Net revenues                           205,495     200,944     202,227
                                                 -------     -------     -------
COSTS AND EXPENSES
  Direct costs and expenses of operating
      departments:
    Casino                                        56,197      57,311      56,092
    Rooms                                         28,121      27,100      27,133
    Food and beverage                             23,848      24,144      24,645
    Entertainment                                  8,687       9,377      13,214
    Other                                          1,360       1,437       2,906
  Other operating expenses
    General and administrative
        Stock-based compensation                     966         813       1,627
        Other general and administrative          42,728      41,318      39,444
    Mergers, acquisitions and development
             costs, net of $1,000
             unrefundable deposit in 2005            611       1,318         (65)
    Asset impairments                                 72          19         777
    Depreciation and amortization                 13,116      12,691      14,065
                                                 -------     -------     -------
         Total costs and expenses                175,706     175,528     179,838

INCOME FROM OPERATIONS                            29,789      25,416      22,389
                                                 -------      ------      ------

  Loss on early retirement of bonds              (12,878)          -           -
  Decrease in value of derivative instruments    (13,272)          -           -
  Interest expense, net, including related
      party interest of $281 $400 and  $518
      in 2007, 2006 and 2005, respectively       (21,897)    (25,751)    (26,388)
                                                 --------    --------    --------
          Total interest expense, net            (48,047)    (25,751)    (26,388)
                                                 --------    --------    --------
NET LOSS                                       $ (18,258)     $ (335)   $ (3,999)
                                                 =======     ========    ========
EARNINGS PER SHARE DATA Loss per share,
      basic and diluted                         $ (1.48)    $ (0.03)    $ (0.34)
                                                 ========    ========    ========
  Weighted-average common and common
      equivalent shares                           12,309      12,134      11,833
                                                 ========    ========    ========

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars In Thousands)
--------------------------------------------------------------------------------------------------------------------------------

                                     Common Stock         Additional                                Treasury Stock
                                  ----------------------   Paid-In       Retained         -----------------------------------
                                   Shares      Amount      Capital        Deficit        Shares         Amount        Total
                                  ----------------------------------------------------------------------------------------------

BALANCE January 1, 2005            16,548,324    $ 16     $ 15,692     $ (34,541)      (5,047,074)    $ (10,459)   $ (29,292))

  Stock issued under
     executive option plan            166,500       1          395             -                -             -          396
  Stock-based compensation -
     stock options                          -       -           60             -                -             -           60
  Distribution of treasury stock
     deferred compensation trust            -       -         (412)            -          187,983           412            -
  Stock-based compensation -
     restricted stock                       -       -        1,566             -                -             -        1,566
  Issuance of deferred compensation
     -restricted stock                367,500       -            -             -                -             -            -
  Net loss                                  -       -            -        (3,999)              -              -       (3,999)
                                   ----------      ---      ------       --------      -----------      --------     --------
BALANCE December 31, 2005          17,082,324      17       17,301       (38,540)      (4,859,091)      (10,047)     (31,269)

  Stock-based compensation
      - stock options                       -       -           72             -                -             -           72
  Stock issued under executive
       option plan                     97,500       -          257             -                -             -          257
  Restricted stock - Forfeited        (48,000)      -            -             -                -             -            -
  Stock-based compensation -
       restricted stock                     -       -          741             -                -             -          741
  Distribution of treasury stock
       - deferred compensation              -       -         (206)            -           96,698           206            -
  Net loss                                  -       -            -          (335)               -             -          (335)
                                   ----------    ----       ------        -------       ----------        ------     --------
BALANCE December 31, 2006          17,131,824      17       18,165       (38,875)      (4,762,393)       (9,841)     (30,534)

  Stock-based compensation -
       stock options                        -       -           223            -                -             -          223
  Restricted stock - forfeited         (7,200)      -             -            -                -             -            -
  Stock-based compensation -
       restricted stock                     -       -           743            -                -             -          743
  Distribution of treasury stock
       - deferred compensation              -       -          (206)           -           94,324           206            -
  Net loss                                  -       -             -      (18,258)               -             -      (18,258)
                                   ----------     ----       -------    ----------      ----------     ---------     ---------
BALANCE December 31, 2007          17,124,624     $ 17      $ 18,925   $ (57,133)      (4,668,069)     $ (9,635)    $(47,826)

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands)
--------------------------------------------------------------------------------


                                                       2007       2006      2005

OPERATING ACTIVITIES:
  Net loss                                         $(18,258)     $ (335) $(3,999)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization                    13,116      12,691   14,065
    Stock-based compensation - restricted stock         743         741    1,566
    Stock-based compensation - stock options            223          72       60
    Provision for bad debts                             377         146      243
    Asset impairment                                     72          18        -
    Loss on early retirement of debt                 12,878           -        -
    Amortization of deferred loan fees                  956       1,999    2,000
    Decrease in value of derivative instruments      13,272           -        -
    Change in operating assets and liabilities:
      Accounts receivable net                          (877)        335      111
      Inventories                                       337         693     (438)
      Prepaid expenses                                  400         195      (96)
      Accounts payable                                 (794)     (1,979)   1,261
      Accrued expenses                               (2,526)        906   (2,936)
      Other assets                                      185          (3)     219
      Deferred compensation plan obligation             (31)        (32)     (48)
      Obligation to officers                         (1,000)     (1,000)  (1,000)
                                                     -------     ------   -------
           Net cash provided by operating activities 19,073      14,447   11,008
                                                     -------     ------   -------
INVESTING ACTIVITIES:
  Capital expenditures for property and
       equipment Las Vegas                           (8,993)     (5,651)  (5,240)
  Capital expenditures for property
       and equipment Black Hawk                      (3,099)     (3,495)  (3,038)
  Restricted cash and investments                    (2,772)         -        -
                                                    --------      ------  --------
           Net cash used in investing activities    (14,864)     (9,146)  (8,278)
                                                    --------     -------  -------

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands)
--------------------------------------------------------------------------------

                                                      2007       2006      2005

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                225,112         -         -
  Repayments on long-term borrowings               (223,885)     (844)   (1,440)
  Cash paid for deferred loan fees                   (1,902)        -         -
  Exercise of employee stock options                      -       257       395
                                                     -------     ------  --------
           Net cash used in financing activities       (675)     (587)   (1,045)
                                                      ------     ------  -------
INCREASE IN CASH AND CASH EQUIVALENTS                  3,534     4,714     1,685

CASH AND CASH EQUIVALENTS Beginning of year           25,285    20,571    18,886
                                                    --------    ------   -------
CASH AND CASH EQUIVALENTS End of year               $ 28,819  $ 25,285  $ 20,571
                                                     =======    ======    ======

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
  Property acquired with accounts
       payable Las Vegas, Nevada                     $ 1,800     $ 812     $ 406
                                                     =======    ======    ======
  Property acquired with accounts
       payable Black Hawk, Colorado                    $ 841     $ 619      $ 53
                                                     =======    ======    ======
  Non-cash item Main Street expansion
       Black Hawk                                        -      $ 2,763        -
                                                     ========   =======    ======
  Cash interest paid                                 $ 22,494  $ 24,329  $ 24,608
                                                     ========   =======   =======
  Distribution of deferred compensation
        treasury shares                                $ 206     $ 206     $ 412
                                                     ========   =======   ======

See notes to consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Riviera Holdings Corporation ("RHC") and its wholly-owned subsidiaries (together, the "Company") own and operate the Riviera Hotel & Casino ("Riviera Las Vegas") on the Strip in Las Vegas, Nevada and the Riviera Black Hawk Casino ("Riviera Black Hawk") in Black Hawk, Colorado.

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

     Principles of Consolidation -- The consolidated financial statements include the accounts of Riviera Holdings Corporation and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

     Cash Equivalents -- All highly liquid investment securities with maturity of three months or less when acquired are considered to be cash equivalents.

     Amounts classified as cash equivalents consist of cash held in our concentration account and money market accounts (all with original maturities of 90 days or less) and had a value of $15,724,000 and $10,809,000 at December 31, 2007 and 2006, respectively.

     Restricted Cash -- This cash is held as a certificate of deposit for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for Workers Compensation. The cash is held in a one-year certificate of deposit, which matures in 2008. We do not believe this investment will be required after it maures in 2008 and as such the investment is held as a current asset.

     Inventories -- Inventories consist primarily of food, beverage, and promotional items and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Property and Equipment -- Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets, which lives range from:

                   Buildings and improvements               7 to 40 years
                   Land improvements                         15 to 20 years
                   Furniture, fixtures and equipment        3 to  7 years


     The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Included in income from operations in the fourth quarter of 2007 was $72,000 in asset impairment costs compared to $3,000 in 2006. The 2007 impairment costs related to the write down and subsquent disposal of costs associated with certain slot machines in Black Hawk, which are no longer compliant with local gaming laws.

     Other Assets -- Other assets include deferred loan offering costs, which are amortized over the life of the debt. Such amortized costs are included in interest expense.

     Stock-Based Compensation -- As of December 31, 2007, the Company has five active stock-based compensation plans and two expired stock-based compensation plans. Under the Company's active stock compensation plans, the Company shall at the discretion of the Company's Compensation Committee, issue option grants of Company common stock to those directors in lieu of cash compensation. The option grants issued under this plan are valued at the market value of the shares at the date of issuance on each regularly scheduled date for paying directors' fees.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No.123 (using the grant date fair value method value method), the Company's net loss and pro-forma net loss per common share and common share equivalent would have been increased to the pro-forma amounts indicated below at December 31 (in thousands, except per share amounts):

                                                              2005
                                                              -----
Net loss-as reported                                       $ (3,999)
Stock -based employee compenstion expense                        60
Deduct:  Total stock-based employee compensation
  expense determined under fair value-based methods
  for awards net of related tax effects                         (44)
Net loss-pro forma                                       $   (3,983)
Basic loss per common share-as reported                  $    (0.34)
Basic loss per common share-pro forma                    $    (0.34)
Diluted loss per common and common
  share equivalent-as reported                           $    (0.34)
Diluted loss per common and common share
  equivalent-pro forma                                   $    (0.34)

Fair Value Disclosures

     Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Expenses--The carrying value of these items is a reasonable estimate of their fair value due to their short term nature.

     Long-Term Debt -- The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding at December 31, 2007 and 2006 is approximately $225,514,000 and $227,105,000, respectively. In addition we have interest rate swap instrument, which has an approximate liability value of $13,300,000 as of December 31, 2007. The fair value of the interest rate swap instrument is estimated based upon current interest rate levels along a yield curve, the remaining duration of the instrument and other market conditions and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods. Under our interest rate swap agreement, which has a fixed rate of 5.48% compared to the three month LIBOR rate 4.85% as of December 31, 2007, whcih we would receive.

Treasury Stock

     Treasury shares are stated at cost. The Company's Deferred Compensation Plan distributed the remaining shares to plan participants in 2007 and at December 31, 2007 no shares were remaining in the Plan. The Plan distributed to participants, 94,324, 96,698 and 187,983 shares under the Deferred Compensation Plan during the years ended December 31, 2007, 2006 and 2005.

Revenue Recognition

     Casino Revenue -- Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses less slot club cash points, cash vouchers, free play and other related customer cash incentives.

     Room Revenue, Food and Beverage Revenue, Entertainment Revenue, and Other Revenue -- The Company recognizes room, food and beverage, entertainment revenue, and other revenue at the time that goods or services are provided.

     Promotional Allowances -- Revenues include the estimated retail value of rooms, food and beverage, and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowance. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts in thousands:

                                                  Year Ended December 31
                                              -------------------------------
                                                 2007       2006       2005
Food and beverage                              $ 8,882    $ 9,147    $ 8,510
Rooms                                            2,763      2,693      1,333
Entertainment                                      918        629        632
                                              --------   --------    -------
Total costs allocated to casino departments   $12,563    $12,469    $10,475
                                              =======    =======     =======

     Estimates and Assumptions -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include recoverability of and estimated useful lives for depreciable and amortizable assets, certain accrued liabilities (including self-insurance reserves and customer loyalty programs), realizability of deferred tax assets, fair value of interest rate swap liabilities, valuation of stock based compensation and collection allowances for receivables. Actual results may differ materially from estimates.

     Self-Insurance Reserves -- The Company is self-insured for various levels of general liability, workers' compensation, and non-union employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, the Company considers its historical claims experience and makes judgments about the expected levels of costs per claim. Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. As of January 1, 2008 we are no longer self-insured for non-union medical insurance coverage however, 2007 claims will continue to be paid during the first quarter of 2008.

     Loyalty Club Program -- We offer to our guests the opportunity to earn points redeemable for cash based on their level of gaming and non-gaming activities while at our properties. An accrual is recorded as points are earned based upon expected redemption rates.

     Advertising -- The costs of advertising are expensed as incurred and are allocated to each revenue department based upon content. Advertising expense was $2,782,000, $2,814,000 and $2,472,000 in 2007, 2006, and 2005, respectively.

     Recently Issued Accounting Standards -- In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". We are currently evaluating if we will adopt and the impact of that the adoption of SFAS No. 159 will have on our consolidated financial statements and will adopt SFAS 159 as of January 1, 2008.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether to adopt the fair value option under SFAS No. 157 and evaluating what impact such adoption would have on our consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. See Note 15, "Income Taxes," to the accompanying consolidated financial statements for disclosure regarding the effect of FIN 48 on our consolidated financial statements.

2.    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (in thousands):

                                                           2007         2006
                                                           ----       ------
Casino                                                    $ 353        $ 335
Hotel                                                     3,646        2,891
                                                          -----       -------
Total                                                     3,999        3,226
Less - Collection allowances                               (436)        (163)
                                                          -----       --------
     Accounts receivable - net                           $3,563       $3,063
                                                         ======       =======

Changes in the collection allowances consist of the following for the years ended December 31 (in thousands):

                                                          2007          2006
                                                          ----          ----
Beginning balance                                        $ 163        $1,244
Write-offs                                                (114)       (1,257)
Recoveries                                                  10            30
Provision for doubtful collection                          377           146
                                                         -----         ------
Ending balance                                           $ 436         $ 163
                                                         =====         ======

     The Company manages its credit risk by evaluating customers' credit worthiness before extending credit. The maximum credit losses that might be sustained are limited to the recorded receivables less any amounts reserved.

3.    PREPAID EXPENSES

Prepaid expenses consist of the following at December 31 (in thousands):

                                                           2007         2006

Prepaid gaming taxes                                     $ 1,110       $ 1,527
Prepaid insurance                                            806           891
Vendor deposits                                              542           268
Prepaid equipment maintenance                                254           242
Other                                                        890         1,074
                                                         --------       -------
    Total                                                $ 3,602       $ 4,002
                                                         =======       ========


4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):


                                                         2007            2006
                                                        -------        --------
Land and improvements                                  $ 40,752        $ 40,904
Buildings and improvements                              144,795         143,417
Equipment, furniture, and fixtures                      155,818         150,576
Construction in progress                                    280              -
                                                        -------         --------
Total cost                                              341,645         334,897
Less - Accumulated depreciation and amortization       (168,780)       (163,577)
                                                       --------        ---------
Property and equipment-net                            $ 172,865       $ 171,320
                                                       ========       =========

Substantially all of the Company's property and equipment are pledged as collateral to secure debt (see Note 9).

5.    OTHER ASSETS

Other assets consist of the following at December 31 (in thousands):

                                                            2007           2006

Deposits                                                    $ 69           $ 58
Bond offering costs, net of accumulated amortization
of $194 and $7,149                                         1,708          4,559
Base Stock                                                 1,163          1,157
                                                           -----         -------
Total                                                    $ 2,940        $ 5,774
                                                           =====         ======


6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable consist of the following at December 31 (in thousands):

                                                      2007            2006
                                                     -----           ------
Accounts payable vendors                            $ 6,898         $ 5,015
Customer deposits, non-gaming                         1,289           1,544
Other                                                   500             446
                                                      -----           -----
Sub total                                             8,687           7,005


Outstanding chip and token liability                    517             569
Customer loyality liabilities                           677             742
Progressive jackpot liabilities                         745             515
Customer deposits and other                             346             295
                                                       ----            -----
Total gaming customer-related payables                2,285           2,121
                                                    -------          -------
Total                                              $ 10,972         $ 9,126
                                                    =======          ======

      Accrued expenses consist of the following at December 31 (in thousands):


                                                       2007           2006
                                                      -----           ----
Payroll and related taxes and benefits              $ 7,805        $ 8,227
Property and gaming taxes                             2,948          3,036
Incentive and ESOP                                    2,166            659
Professional fees                                       574            340
Deferred revenues and deposits                          786            905
                                                    -------        -------
Total                                               $14,279        $13,167
                                                    =======        ========

7.       FAIR VALUE OF INTEREST RATE SWAP LIABILITIES

     We utilize derivative instruments for a substantial portion of our Term Loan to manage certain interest rate risk. Our interest rate swap agreement has a rate of 5.48% compared to the three month LIBOR rate of 4.85% as of December 31, 2007. The Fair Value of our interest rate swap was $13.3 million as of December 31, 2007, and is recorded as a long-term liability which represents the amount we would be required to pay to settle the swap agreement.


8.    OBLIGATION TO OFFICERS

     Obligation to officers consists of the nonqualified pension plan obligation to our Chief Executive Officer ("CEO"), including accrued interest and deferred compensation plan liabilities, payable upon expiration of his employment contract or a change of control of the Company. See Note 13 for a description of this plan. Obligation to officers consists of the following at December 31 (in thousands).

                                                         2007            2006
                                                         ----           -----

Accrued interest on pension CEO, unfunded                $ 2,063        $ 3,093
Deferred compensation funded                                   -              1
                                                          -------        ------
                                                           2,063          3,094
                                                          -------        -------
Less-current portion                                      (1,000)        (1,000)
                                                          -------       --------
Obligation to officers - net of current portion          $ 1,063        $ 2,094
                                                          ======         ======

9.    LONG-TERM DEBT

 Long-term debt consists of the following at December 31 (in thousands):


                                                            2007           2006

$225 million Term Loan maturing on June 8, 2014         $ 225,000             -

11% Senior Secured Notes maturing on June 15, 2010, net        -       $ 213,601

5.5% to 5.9% notes collateralized by equipment,
 payable monthly, including interest                           -             802

Capitalized lease obligations (Note 10)                       231            189

5.5% Special Improvement District Bonds - issued
  by the City of Black Hawk, Colorado, interest
  and principal payable monthly
  over 10 years beginning in 2000                             283            411
                                                          -------        --------
Total long-term debt                                      225,514        215,003
Less-Current maturities by terms of debt                     (226)          (879)
                                                         ---------       --------
Total                                                   $ 225,288      $ 214,124
                                                         ========        =======

Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2008                                                     $ 226
2009                                                       222
2010                                                     1,148
2011                                                     2,274
2012                                                     2,269
Thereafter                                             219,375
                                                       -------
Total                                                $ 225,514
                                                       =======

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

     We utilize derivative instruments for a substantial portion of our Term Loan to manage certain interest rate risk. Our interest rate swap agreement has a rate of 5.48% compared to the three month LIBOR rate of 4.85% as of December 31, 2007.

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

     The New Credit Facility contains non-financial affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on our incurrence of other indebtedness.

We believe we are in compliance with all covenants as of December 31, 2007.

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

10.   LEASING ACTIVITIES


     The Company leases certain office equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at lease inception and are included with property and equipment. The interest rate on the equipment leases is 5.5%. We estimate that the fair market value of the property and equipment subject to the leases approximates the net present value of the leases.

     The following is a schedule by year of the minimum rental payments due under capital leases as of December 31, 2007 (in thousands):

2008                                                                 $ 111
2009                                                                    90
2010                                                                    29
2011                                                                    29
2012                                                                    21
Thereafter                                                               -
                                                                       ----
Total minimum lease payments                                           280
Less-Taxes, maintenance, and insurance                                 (28)
Less-Interest portion of payments                                      (21)
                                                                       ----
Present value of net minimum lease payments                          $ 231
                                                                       ====

     Property and equipment under capital lease as of December 31, 2007 and 2006 were $437,000 and $325,000 with accumulated amortization of $207,000 and $135,000, respectively.

     Rental expense for equipment under operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $1,230,000, $503,000 and
$1,096,000, respectively. All are cancelable within a year. In addition, the Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of noncancelable operating leases that expire in various years through 2011, and have options to extent at the tenant's option. Rental income, which is included in other revenue, for the years ended December 31, 2007, 2006 and 2005 was approximately $2,448,000, $2,069,000 and $2,205,000 respectively.

     At December 31, 2007, the Company had future minimum annual rental income due under noncancelable operating leases as follows (in thousands):

2008                                                        $ 2,599
2009                                                          2,280
2010                                                          2,034
2011                                                          1,064
2012                                                             48
                                                             ------
Total                                                       $ 8,025
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

11.   INCOME TAXES

     The effective income tax rate of zero differs from the statutory Federal income tax rates for the years ended December 31 as follows (dollars in thousands):

                                   2007                  2006            2005
                              ------------------  ---------------- ------------------
                               Amount     Rate     Amount  Rate     Amount    Rate
                              ------------------  ---------------- -------------------

Income taxes benefit
  at Federal statutory rate $ (6,390)   (35.0)%   $ (117) (35.0)% $ (1,400)  (35.0)%
Income taxes benefit
  at State statutory rate     $ (119)    (0.6)%
Employee benefits                639     3.5 %       633  189.0 %      695    17.4 %
FICA credit                     (217)    (0.2)%     (222) (66.3)%     (239)   (6.0)%
Other                            132     0.7 %         -     -        (232)   (5.8)%
Rate change impact                84     0.5 %         -     -          -         -
Valuation allowance            5,871    31.1 %      (294) (87.7)%    1,176   29.4 %

Benefit for income taxes        $ -     0.0 %       $ -     0.0 %     $ -     0.0 %


Comparative analysis of the provision for income taxes is as follows:

                                   2007         2006          2005
                                  -----        ------         ----
Current                        $     -      $      -      $      -
Deferred                             -             -             -
                                  -----         -----          ----
Total                              $ -           $ -           $ -
                                  =====         =====          ====


The tax effects of the items composing the Company's net deferred tax asset consist of the following at December 31 (in thousands):

                                                                 2007     2006
                                                                =====     =====
Deferred tax liabilities
  Reserve differential for hospitality and gaming activities  $ 1,309  $ 1,582
  Difference between book and tax-depreciable property          5,852    5,955
                                                               ------    -------
Total Deferred Tax Liabilities                                  7,161    7,537
                                                               ------    ------
Deferred tax assets
    Net operating loss carryforwards                         $23,116   $ 21,985
    Reserves not currently deductible                          7,030      2,480
    Bad debt reserves                                            155         57
    AMT and other credits                                      3,531      3,315
                                                              ------     ------
Total Deferred Tax Assets                                     33,832     27,837
                                                              ------     ------
Less - Valuation allowance                                   (24,225)   (17,854)
                                                              ------     ------
Net deferred tax asset                                       $ 2,446    $ 2,446
                                                              ======     ======

     The Company has $3,531,000 of alternative minimum tax ("AMT") credit and general business credit available to offset future income tax liabilities. The AMT credits have no expiration date. The general business credit will not begin to expire until 2010. The Company has approximately $65,000,000 in federal gross net operating loss carryforwards and $11,000,000 in state gross net operating loss carryforwards. The net operating loss carryforwards will expire between 2013 and 2028. Currently, the Company does not believe that it is more likely than not that it can utilize the deferred tax assets and accordingly, a valuation allowance has been provided for substantially all deferred tax assets.

     The realizability of the net deferred tax asset related to Rivera Las Vegas is dependent upon future earnings. The Company's net deferred tax asset approximates its AMT credit carryforwards, which do not expire. For this reason there is no valuation allowance against the AMT Credit.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

12.   COMMITMENTS AND CONTINGENCIES

     The Company is party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13.   EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

     William L. Westerman serves as our Chairman of the Board, President and CEO, and as Chairman of the Board and CEO of our wholly-owned subsidiary, Riviera Operating Corporation ("ROC"), and CEO of Riviera Black Hawk Inc.

     Under Mr. Westerman's employment agreement, which was last amended by the Third Amendment to the employment agreement on March 4, 2008, he is employed for one-year (calendar year) terms, which automatically renew for successive one-year terms unless written notice is provided by Mr. Westerman at least 180 days, or by us at least 90 days, prior to termination of the current term. Mr. Westerman's base annual compensation is $1,000,000. The Third Amendment provides that, effective January 1, 2008, Mr. Westerman is eligible to participate in our senior management incentive compensation plan. The Third Amendment also provides for the payment to Mr. Westerman of a discretionary bonus in the amount of $300,000 prior to March 15, 2008, for Mr. Westerman's contribution to our performance in 2007.

     On February 5, 1998, Stockholders approved a merger agreement that constituted a change of control under Mr. Westerman's employment agreement. (That merger agreement was terminated without consummation of the merger.) On March 5, 1998, Mr. Westerman exercised his right to require us to establish and fund a Rabbi Trust for his benefit. On March 20, 1998, Mr. Westerman waived his right to have us fund the Rabbi Trust in exchange for our agreement to fund it within five business days after notice from him.

     Mr. Westerman's employment agreement required us to fund a retirement account for him. We no longer make principal contributions to the retirement account, but the account continues to accrue interest. The retirement account had a balance, including accrued interest, of $2,063,000 as of December 31, 2007.

     We credit Mr. Westerman's retirement account quarterly with interest on the first day of each succeeding calendar quarter in an amount equal to the product of (i) our average borrowing rate for the immediately preceding fiscal year, as determined by the our Chief Financial Officer, and (ii) the average outstanding balance in the retirement account during the preceding calendar quarter. At the recommendation of the Committee, in order to reduce the amount that would be payable immediately upon Mr. Westerman's separation from employment with us, Mr. Westerman and we agreed that commencing April 1, 2003, and continuing the first day of each quarter thereafter, he be paid the following in cash: (i) a distribution of $250,000 from the principal balance of his retirement account; and (ii) the quarterly interest credited to his retirement account one quarter in arrears.

     We retain beneficial ownership of Mr. Westerman's retirement account, which is earmarked to pay his retirement benefits. However, upon (1) the vote of a majority of the outstanding shares of common stock approving a "change of control" (as discussed in the next paragraph), (2) the occurrence of a change of control without Mr. Westerman's consent, (3) a breach by us of a material term of the employment agreement or (4) the expiration or earlier termination of the employment agreement for any reason other than cause, Mr. Westerman has the right to require us to establish a "Rabbi Trust" for his benefit and to require us to fund it with cash equal to the amount then credited to his retirement account, including any amount to be credited to his retirement account upon a change of control.

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

     Mr. Westerman's agreement also provides that for a period of 24 months following termination for any reason except cause, he shall not engage in any activity, which is in competition with us within a 75-mile radius from the location of any hotel or casino then operated by us. As consideration for not competing, we will pay to Mr. Westerman a total of $500,000 in two equal annual installments of $250,000. The first installment is payable within five business days of termination of employment with the second installment payable on the first anniversary of termination.

     In addition to Mr. Westerman, one other executive, Robert Vannucci, has an employment agreement with us.

     Mr. Vannucci serves as President and COO of ROC. We entered into an employment agreement with Mr. Vannucci effective September 1, 2006. The agreement is for a one-year term and automatically renews for successive one-year terms. Mr. Vannucci's base compensation is $400,000. His employment agreement also provides for an annual base award of $200,000 and plus an amount for a stretch bonus under our Incentive Compensation Program if we fully achieve our financial targets at Riviera Las Vegas in 2008 (or a prorated award, if we partially achieve those targets). For 2007 Mr. Vannucci received an Incentive Compensation Program award of $203,458. For 2006, Mr. Vannucci received an Incentive Compensation Program award of $92,500. Mr. Vannucci did not receive an Incentive Compensation Program award for 2005. Mr. Vannucci or we may terminate the employment agreement at any time upon 30 days prior written notice, but if we terminate it without cause, then Mr. Vannucci will be entitled to one year's salary, a prorated award under our Incentive Compensation Program, two years of health insurance benefits and a one-year automobile allowance of $6,000, plus reimbursement of all reasonable automobile expenses (excluding lease or loan payments).

     Incentive Compensation Program -- We have an Incentive Compensation Program covering employees who, in the opinion of our Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with us, or who have made a significant contribution to the successful and profitable operation of the Company. The amount of each bonus is based upon a sliding targeted scale of earnings established annually. During the years ended December 31, 2007, 2006 and 2005, the Company recorded accrued bonuses of $1,716,000, $581,000 and $555,000 respectively, under this program.

     Pension Plan Contributions -- We contribute to multi-employer pension plans under various union agreements in Las Vegas to which we are a party. Contributions, based on wages paid to covered employees, were approximately $1,989,000, $1,952,000 and $1,760,000 for the years ended December 31, 2007,
2006 and 2005, respectively. Our share of any unfunded liability related to multi-employer plans, if any, is not determinable.

     Profit Sharing and 401(k) Plans -- We have profit sharing and 401(k) plans (the "Profit Sharing and 401(k) Plans") for employees of Riviera Las Vegas and Riviera Black Hawk who are at least 21 years of age and who are not covered by a collective bargaining agreement and are eligible after ninety days of service.

     Effective January 1, 2008 we amended our 401(k) Plans to an amount not to exceed 50% of the first 6% of each participant's compensation. Prior to January 1, 2008 the Company match was 25% of the first 8%. We made contributions of $279,000, $276,000 and $290,000 for the years ended December 31, 2007, 2006 and
2005. We also pay administrative costs of the Profit Sharing and 401(k) Plans, which are not significant.

     Prior to 2003, we suspended contributions to the profit sharing component of the Profit Sharing and 401(k) Plans and we have substituted contributions to an Employee Stock Ownership Plan ("ESOP"), (see "Employee Stock Ownership Plan," directly below).

     Employee Stock Ownership Plan -- The ESOP was established prior to 2003 to replace the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged. The ESOP provides that all employees of Riviera Las Vegas and Riviera Black Hawk who were employed on and completed a minimum of 1,000 hours of service by, December 31 of that plan year, were at least 21 years of age, and were not covered by a collective bargaining agreement are eligible to participate in the ESOP. The ESOP provides that we will make a contribution to the ESOP's participants at Riviera Las Vegas and Riviera Black Hawk relative to the economic performance of each property and for the corporate participants relative to the economic performance of the entire Company. We will make a contribution equal to 1% of each eligible employee's annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings are exceeded, up to a maximum of 4% for 2007. Under the ESOP, our contributions are made in cash, which may be used to buy our common stock and pay participants upon separation of service. We contributed $316,000 in 2007, $0 in 2006 and $126,000 in 2005, respectively to the ESOP.

     Deferred Compensation Plan -- Prior to 2003, we adopted a Deferred Compensation Plan (the "DCP"). The purpose of the DCP is to provide eligible employees with the opportunity to defer the receipt of cash compensation. Participation in the DCP is limited to employees who receive annual compensation of at least $100,000. The deferred funds other than the common stock component, are maintained on the Company books as funded liabilities under Rabbi Trusts for the benefit of the participants. All elections to defer the receipt of compensation must be made no later than December 1st preceding the plan year to which the election relates and are irrevocable for the duration of that plan year. No deferrals have been made since 2004. The plan distributed the remaining common stock to participants during 2007 and as of December 31, 2007 the plan does not have any participants.

     Restricted Stock Plan -- Prior to 2003, we adopted a Restricted Stock Plan to provide incentives, to attract and retain highly competent persons as officers and key employees. Participants consist of such officers and key employees as our Compensation Committee determines to be significantly responsible for our success and future growth and profitability. Awards of restricted stock are subject to such terms and conditions as we determine to be appropriate at the time of the grant, including restrictions on the sale or other disposition of such shares and provisions for the forfeiture of unvested shares for no consideration upon termination of the participant's employment within specified periods or under certain conditions. Please see Note 13.

     Salary Continuation Agreements -- Approximately 60 executive officers and certain other employees (excluding Mr. Westerman and Mr. Vannucci) of ROC and RBH have salary continuation agreements effective through December 2008, pursuant to which they will be entitled to receive (1) six months salary if their employment with the Company is terminated, without cause, within 12 months of a change of control of the Company; and (2) group health insurance for a period of 6 months. The base salary payments are payable in biweekly installments, subject to the employee's duty to mitigate by using his or her best efforts to find employment. In addition, two officers and three significant employees have salary continuation agreements effective through December 31, 2008, pursuant to which each of them will be entitled to receive one year's base salary and certain benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company. These five salary continuation agreements are not subject to a duty to mitigate. The estimated total amount payable under all such agreements was approximately $3.5 million, which includes $690,000 in benefits, as of December 31, 2007.

14.   STOCK OPTION PLANS

     Stock Compensation Plans -- On January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective application. Accordingly, prior amounts have not been restated. In the first quarter of 2006 our adoption of SFAS No. 123(R) resulted in no incremental stock-based compensation expense, as we had no non-vested options outstanding at January 1, 2006. At December 31, 2007, we had two active stock option plans and two expired stock option plans, which are described below. Under the 1993 Employee Stock Option Plan (the "1993 Option Plan"), we were authorized to grant options to employees for up to one million shares of our common stock. Under the Non-Qualified Stock Option Plan for Non-Employee Directors (the "1996 Option Plan"), we were authorized to grant options to non-employee directors for up to 150,000 shares of common stock. Under these plans, the exercise price of each option equaled the market price of our stock on the date of grant. All options have become vested under the 1996 Option Plan. Although the 1993 Option Plan and 1996 Option Plan have expired, some options granted under these plans are still outstanding.

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

     In March of 2005 we granted 385,500 restricted shares to 21 executives under our Restricted Stock Plan. On December 31, 2007, 137,700 restricted shares remained outstanding. As of December 31, 2007, $1,370,000 remained to be realized as expense related to these shares. This amount will be recognized straight line over the remaining 3 years. On the 2007 anniversary of the grant, 48,300 shares vested and the restrictions were lifted.

     One executive left the company in 2007 and forfeited 7,200 restricted shares. Except for accelerated vesting in the event of an executive's death or disability, retirement at or after age 62, termination of employment by us other than for cause, or certain events of hardship, or in the event of a change in control of the Company, the vesting schedule for the shares is as follows.

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

     The activity of the 1993 Option Plan and the two director option plans (the 1996 Option Plan and the 2005 Stock Option Plan for Non-employee Directors) is as follows:

                                                               Weighted-
                                                                Average
                                                               Per Share
                                                                Exercise
Stock Options                                    Shares          Price

Outstanding, January 1, 2005                   477,000           $ 2.42
  Exercised                                   (166,500)          $ 2.38
                                              --------
Outstanding, December 31, 2005                 310,500           $ 2.45
  Automatic grant to directors                  24,000          $ 21.60
  Exercised                                    (97,500)          $ 2.63
  Forfeited                                     (3,000)          $ 2.45
                                               --------
Outstanding, December 31, 2006                 234,000           $ 4.33
  Automatic grant to directors                  24,000           $ 36.56
                                               -------
Outstanding, December 31, 2007                 258,000            $ 7.33
                                               =======

                                        Outstanding      Average            Weighted-
                                             at         Remaining            Average
                   Range of             December 31,   Contractual           Exercise
               Exercise Prices              2007           Life               Price
               ------------------------------------------------------------------------
               $1.33 to $2.00                36,000      4.88 years          $ 1.91
               $2.18 to $20.00              174,000      3.28 years          $ 2.45
               $20.00 to $36.56              48,000      8.92 years         $ 29.08

                                           Exercise   Weighted Average   Aggregate Intrinsic
                                Shares       Price     Remaining Life           Value
Shares exercisable 12/31/07    224,800      $3.59       4.58 years        $6,106,000

     The total intrinsic value of options exercised during 2006 and 2005 was $1,614,000 and $2,053,000 respectively. No options were exercised in 2007.

     Option expense recorded in 2007, 2006 and 2005 was $223,000, $72,000 and $60,000, respectively. Restricted stock expense recorded in 2007, 2006 and 2005 was $744,000, $741,000 and $1,600,000, respectively. As of December 31, 2007,
$177,000 remains to be recorded as expense for outstanding options.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007, respectively: dividend yield of 0%; average expected volatility 41% based on the history of the stock price; risk-free interest rates of 5.01%; and average expected life of 2.7 years. The average weighted fair value of options granted in 2007 and 2006 was $11.06 and $14.30 per share, respectively. No options were granted in 2005.

15.     GUARANTOR INFORMATION

     The New Credit Facility is guaranteed by the Subsidiaries, which are all of our restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RHC's unrestricted subsidiaries, which have no operations and do not significantly contribute to our financial position or results of operations, are not guarantors of the New Credit Facility.

16.   LOSS PER SHARE

     Basic loss per share is computed by dividing net loss per share by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net income by the weighted number of common and common-equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted loss per share as their effect would have been anti-delutive. Such antidilutive options excluded from the calculation of diluted loss per share for the years ended December 31, 2007, 2006 and 2005 were 265,486; 171,353; and 276,196, respectively based on the treasury method.

17.   RELATED PARTY TRANSACTIONS

     Jeffrey A. Silver, a member of our board of directors, is a shareholder in the law firm of Gordon & Silver, Ltd. ("Gordon & Silver"). We have engaged Gordon & Silver for various securities issues and other legal matters since 1993. We continue to utilize the services of Gordon & Silver and we believe that the fee arrangement is substantially equivalent to the arrangements that would have been made with a comparable law firm where a relationship of this nature did not exist. We incurred legal expenses to the firm which are included in mergers, acquisitions and development cost of $174,000, $495,000 and $137,000 in 2007, 2006 and 2005, respectively. We incurred legal expenses to the firm which are included in other general and administrative costs of $67,000, $56,000 and $297,000 in 2007, 2006 and 2005, respectively.

     We incurred legal expenses to the firm, which are included in our refinancing costs of $124,000 for 2007.

18.   SEGMENT DISCLOSURES

     We review our operations by our geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. All inter-segment revenues have been eliminated.

(in thousands)                                  2007       2006        2005

Net revenues:
      Riviera Las Vegas                       $151,505   $ 149,202   $ 150,688
      Riviera Black Hawk                        53,990      51,742      51,539
                                              --------   ---------   ----------
Total net revenues                            $205,495   $ 200,944   $ 202,227
                                              ========   =========    ========
Property EBITDA(1)
      Riviera Las Vegas                         30,166      28,075      26,789
      Riviera Black Hawk                        19,133      16,825      17,282

Other costs and expenses:
      Corporate expense
            Share-based compensation               966         813       1,627
            Other corporate expenses             4,745       4,644       5,278
      Depreciation and amortization             13,116      12,691      14,065
      Mergers, acquisitions and development
           costs, net                              611       1,318         (65)
      Asset impairments                             72          18         777
      Loss on retirement of bonds               12,878
      Decrease in value of derivative
            instruments          1               3,272
      Interest expense                          23,756      26,366      26,608
      Interest income                           (1,859)       (615)       (220)
                                                -------     ------      -------
                                                67,557      45,235      48,070
                                                -------     ------     --------
      Net loss                               $ (18,258)     $ (335)   $ (3,999)
                                               ========    ========   =========

Interest expense:
      Riviera Las Vegas                        $ 16,851    $ 18,643    $ 18,857
      Riviera Black Hawk                          6,905       7,723       7,751
                                                -------     -------    --------
                                               $ 23,756    $ 26,366    $ 26,608
                                                =======    ========    =========
Depreciation Expense
      Riviera Las Vegas                        $ 9,143     $ 9,032     $ 9,712
      Riviera Black Hawk                         3,973       3,659       4,353
                                               -------      ------      ------
                                              $ 13,116    $ 12,691    $ 14,065
                                                ======     =======      ======
Asset Impairment:
      Riviera Las Vegas                          $ -        $ 18       $ 310
      Riviera Black Hawk                          72           -         467
                                                -----       -----      -----
                                                $ 72        $ 18       $ 777
                                                =====       =====      =====

                                                    December 31
Property and equipment (2):                       2007       2006
                                               --------     ------
      Riviera Las Vegas                        $109,885   $ 108,234
      Riviera Black Hawk                         62,980      63,086
                                               --------    --------
                                               $172,865   $ 171,320
                                               ========    ========

     (1) Property EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors. We use property-level EBITDA (EBITDA before corporate expenses) as the primary measure of operating performance of our properties, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments that are not reflected in EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than we do.

     (2) Property and equipment represent property and equipment net of accumulated depreciation and amortization.

19.  UNAUDITED QUARTERLY FINANCIAL DATA

RIVIERA HOLDINGS CORPORATION
UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in Thousands, Except per Share Data)
--------------------------------------------------------------------------------
                                   March 31    June 30 September 30  December 31
Year ended December 31, 2007
  Net revenues                      $ 52,027   $ 53,665   $ 52,380     $ 47,423
  Operating income                    8,961       9,439      6,664        4,725
  Income (loss) before tax benefit    2,562       3,574    (18,254)      (6,140)
  Net Income (loss)                   2,562       3,574    (18,254)      (6,140)
  Income (loss) per share basic       $ 0.21     $ 0.29    $ (1.48)    $ (0.50)
  Income (loss) per share diluted     $ 0.20     $ 0.28    $ (1.47)    $ (0.49)

Year ended December 31, 2006
  Net revenues                      $ 51,689   $ 52,437   $ 50,349    $ 46,469
  Operating income                    7,789       6,895     5,988        4,744
  Income (loss) before tax benefit    1,280         418      (432)      (1,601)
  Net Income (loss)                   1,280         418      (432)      (1,601)
  Income (loss) per share basic &
       diluted                       $ 0.11      $ 0.03   $ (0.04)    $ (0.13)