Form 10-Q
period 2008-03-31
RIVIERA HOLDINGS CORP
filed 2008-05-12
CIK 899647

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2008
                               -------------------------------------------
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

                                 Commission file number  000-21430
                                                        -----------------------

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

______________________________N/A____________________________________________
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check One)

Large accelerated filer_   Accelerated filer _X_

Non-accelerated filer _  Small Reporting Company__
                                              -

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___NO _X__


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
Yes       No
    ----    ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2008, there were 12,498,555 shares of Common Stock, $.001 par value per share, outstanding.

                      RIVIERA HOLDINGS CORPORATION

                 INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets  at March 31, 2008 (Unaudited) and
December 31, 2007                                                            3
Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months ended March 31, 2008 and 2007                                   4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months ended March 31, 2008 and 2007                                   5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         19

Item 4.  Controls and Procedures                                            20

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 1A. Risk Factors                                                       21

Item 5.   Other Information                                                 21

Item 6.  Exhibits                                                           21

Signature Page                                                              22

Exhibits                                                                    23

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


The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS                  (unaudited)
(In thousands, except share amounts)                    March 31,   December 31,
--------------------------------------------------------------------------------
                                                          2008          2007
                                                    -------------    -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $26,005        $28,820
   Restricted cash and investments                         2,772          2,772
   Accounts receivable, net of allowances
     of $553 and $437, respectively                        3,816          3,563
   Inventories                                             1,199          1,455
   Prepaid expenses and other assets                       4,983          3,601
                                                    -------------    -----------
       Total current assets                               38,775         40,211

PROPERTY AND EQUIPMENT, Net                              172,591        172,865

OTHER ASSETS, Net                                          2,885          2,940

DEFERRED INCOME TAXES, Net                                 2,446          2,446
                                                    -------------    -----------
TOTAL                                                   $216,697       $218,462
                                                    =============    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                        $228           $226
   Current portion of obligation to officers               1,000          1,000
   Accounts payable                                        8,792         10,973
   Accrued interest                                          138            188
   Accrued expenses                                       12,518         14,279
                                                    -------------    -----------
     Total current liabilities                            22,676         26,666

OBLIGATION UNDER SWAP AGREEMENT                           21,580         13,272

OBLIGATION TO OFFICERS- net of current portion               503          1,063

LONG-TERM DEBT, net of current portion                   225,264        225,287
                                                    -------------    -----------
         Total Liabilities                               270,023        266,288
                                                    -------------    -----------

COMMITMENTS AND CONTINGENCIES  (See Note 6)

STOCKHOLDERS'  DEFICIENCY
Common stock ($.001 par value; 60,000,000
     shares authorized; 17,166,624
     and 17,124,624 issued at
     March 31, 2008 and December 31, 2007,
     respectively)  12,498,555 and 12,456,555
     shares outstanding                                       17             17
 Additional paid-in capital                               19,208         18,925
 Treasury stock (4,668,069 shares
       at March 31, 2008 and
       December 31, 2007, respectively)                   (9,635)        (9,635)
Accumulated deficit                                      (62,916)       (57,133)
                                                    -------------    -----------
      Total stockholders' deficiency                     (53,326)       (47,826)
                                                    -------------    -----------
TOTAL                                                   $216,697       $218,462
                                                    =============    ===========

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007          Three Months Ended
(In thousands, except per share  amounts)                         March 31,
--------------------------------------------------------------------------------
                                                             2008         2007
                                                          ----------   ---------
REVENUES
  Casino                                                    $23,966     $28,119
  Rooms                                                      15,870      16,314
  Food and beverage                                           8,045       8,188
  Entertainment                                               3,377       2,406
  Other                                                       1,876       1,712
                                                          ----------   ---------
            Total revenues                                   53,134      56,739
   Less-promotional allowances                                5,172       4,712
                                                          ----------   ---------
            Net revenues                                     47,962      52,027
                                                          ----------   ---------

COSTS AND EXPENSES
 Direct costs and expenses of operating departments:
    Casino                                                   12,421      14,252
    Rooms                                                     6,864       7,051
    Food and beverage                                         5,826       6,141
    Entertainment                                             2,283       1,626
    Other                                                       328         337
Other operating expenses
    Selling, general and administrative                       9,911      10,154
    Mergers, acquistions and development costs                   23          50
    Share based compensation                                    183         199
    Depreciation and amortization                             3,423       3,256
                                                          ----------   ---------
            Total costs and expenses                         41,262      43,066
                                                          ----------   ---------
INCOME FROM OPERATIONS                                        6,700       8,961
                                                          ----------   ---------

Decrease in value of derivative instrument                   (8,307)          -
Interest expense, net                                        (4,176)     (6,399)
                                                          ----------   ---------
NET (LOSS) INCOME                                           ($5,783)     $2,562
                                                          ==========   =========

(LOSS) INCOME PER SHARE DATA
(Loss) Income per share

   Basic                                                    $ (0.47)     $ 0.21
                                                          ----------   ---------
   Diluted                                                  $ (0.47)     $ 0.20
                                                          ----------   ---------
Weighted-average common shares outstanding                   12,341      12,260
                                                          ==========   =========
Weighted-average common and common equivalent shares         12,341      12,509
                                                          ==========   =========

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007                     Three Months Ended
(in thousands)                                                     March 31,
                                                               2008       2007
                                                             --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) Income                                            ($5,783)    $2,562
  Adjustments to reconcile net (loss)
       income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                              3,423      3,256
    Share based compensation - options                            29         30
    Share based compensation - restricted stock                  154        169
    Provision for bad debts                                      131         15
    Change in swap fair value                                  8,307          -
    Change in operating assets and liabilities:
      Accounts receivable                                       (384)    (1,068)
      Inventories                                                256        129
      Prepaid expenses and other assets                       (1,326)     1,098
      Accounts payable                                        (3,093)      (901)
      Accrued interest                                           (50)     5,905
      Accrued expenses                                        (1,761)       209
      Deferred compensation plan obligation                      (60)       (10)
      Obligation to officers                                    (500)      (250)

                                                             --------  ---------
       Net cash (used in) provided by operating activities      (657)    11,144
                                                             --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures for property and
              equipment - Las Vegas, Nevada                   (1,862)    (1,911)
      Capital expenditures for property and
              equipment - Black Hawk, Colorado                  (375)      (311)

                                                             --------  ---------
       Net cash used in investing activities                  (2,237)    (2,222)
                                                             --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on long-term borrowings                           (21)      (247)
      Proceeds from exercise of stock options                    100        -

                                                             --------  ---------
        Net cash provided by (used in) financing activities       79       (247)
                                                             --------  ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (2,815)     8,675
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                28,820     25,285
                                                             --------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $26,005    $33,960
                                                             ========  =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable              $912        $82
  Cash paid for interest, net of capitalized interest         $4,079       $146

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

Earnings Per Share

Basic per share amounts are computed by dividing net (loss) income by weighted average shares outstanding during the period. Diluted net (loss) income per share amounts are computed by dividing net (loss) income by weighted average shares outstanding plus the dilutive effect of common share equivalents. Diluted net loss is computed excluding 189,375 potentially dilutive options and nonvested restricted shares from the calculations for the three months ended March 31, 2008. Net loss per share amount was calculated by dividing only weighted-average shares. No potentially dilutive options were excluded from the diluted shares outstanding calculation for the three months ended March 31, 2007.

Income Taxes

The income tax provision, if any, for the three months ended March 31, 2008 and 2007, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. Based on the history of net operating losses, and current year losses, it is not more likely than not that we will be able to recognize the deferred assets. As such, a valuation allowance has been established and the current year tax benefit has not been recognized.

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

Derivative Instruments

We account for derivative instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and all amendments and interpretations thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statement of operations, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair value of our derivative instruments is based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. We use an interest rate swap to manage the mix of our debt between fixed and variable rate instruments, which were entered into on June 8, 2007. As of March 31, 2008, we have one interest rate swap agreement for the notional amount of $220 million. We have determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded a $8.3 million loss for the change in fair value of this derivative instrument in our condensed consolidated statements of operations for the three month period ended March 31, 2008.

Recent Accounting Pronouncements

In March 2008, the ("FASB") released ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company's consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), "Business Combinations," to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the Company's consolidated financial position and results of operations.

In December 2007, the FASB also released SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51," to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact the adoption of SFAS No. 160 will have on the Company's consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. As of January 1, 2008 the Company adopted the fair value option under SFAS No. 159 and such adoption has no material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements" which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued proposed FASB Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB Statement No. 157", which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP No. 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company's financial position, results of operations or cash flows.

2. OTHER ASSETS

Other assets at March 31, 2008 and December 31, 2007 include deferred loan fees of approximately $1.6 million and $1.7 million respectively, associated with the refinancing of our debt in 2007. The Company is amortizing the costs over the life of the debt.

3. LONG -TERM DEBT

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the "Subsidiaries") entered into a $245 million Credit Agreement, (the "New Credit Facility") with Wachovia Bank, National Association ("Wachovia"), as administrative agent.

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

The interest rate on loans under the Revolving Credit Facility will depend on whether they are in the form of revolving loans or swing line loans. For each revolving loan, the interest rate will depend on whether RHC elects to treat the loan as an "Alternate Base Rate" loan ("ABR Loan") or a LIBOR Rate loan.

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

4. STOCK REPURCHASES

There were no shares of RHC common stock purchased by our Deferred Compensation Plan for the three months ended March 31, 2008 or 2007. The Deferred Compensation Plan distributed to participants 94,324 shares for the three months ended March 31, 2007. No distribution was made for the three months ended March 31, 2008.

5. SHARED-BASED PAYMENTS

During the three months ended March 31, 2008 the Company recorded share-based compensation of $183,000; $154,000 related to restricted stock and $29,000 related to stock options. For the three months ended March 31, 2007 the Company recorded share-based compensation of $199,000; $169,000 related to restricted stock and $30,000 related to stock options. Such amounts have been included as a component of operating expenses.

No options were granted during the three months ended March 31, 2008 and 2007. As of March 31, 2008 there were exercisable options of 168,000 shares. 42,000 options were exercised during the three months ended March 31, 2008. No options were forfeited or canceled during the three months ended March 31, 2008.

The activities of all stock option plans are as follows:

                                           Weighted Average            Aggregate
                                  Shares    Share Exercise  Remaining  Intrinsic
                                               Price          Life       Value

Outstanding, December 31, 2007    258,000  $   7.33
   Exercised                       42,000      2.40
                               -------------
Outstanding, March 31, 2008       216,000  $   8.28       4.82 years  $2,662,420
                               =============
Exercisable March 31, 2008        168,000  $    2.34      4.19 years  $3,069,360
                               ==============

We estimated the fair value of each director option grant on the date of grant using the Black-Scholes option-pricing model. We valued the options for each director independently. The following weighted-average assumptions were used for grants in 2007: dividend yield of 0%; risk-free interest rate of 4.97%; options for two of the directors who have reached the age of 62 had an expected life of one year and an expected volatility of 29%, options for one director who will reach the age of 62 in 2008, had an expected life of two years and a risk expected volatility of 43%; and options for one director had an expected life of
6.75 years and a risk expected volatility of 64%.

6. COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

Approximately 60 executive officers and certain other employees (excluding Mr. Westerman and Mr. Vannucci) of ROC and RBH have salary continuation agreements effective through December 2008, pursuant to which they will be entitled to receive (1) six months salary if their employment with the Company is terminated, without cause, within 12 months of a change of control of the Company; and (2) group health insurance for a period of 6 months. The base salary payments are payable in biweekly installments, subject to the employee's duty to mitigate by using his or her best efforts to find employment. In addition, one officer and three significant employees have salary continuation agreements effective through December 31, 2008, pursuant to which each of them will be entitled to receive one year's base salary and health insurance benefits for two years, if their employment is terminated without cause within 24 months of a change of control of the Company. These four salary continuation agreements are not subject to a duty to mitigate. The estimated total amount payable under all such agreements was approximately $3.4 million, which includes $700,000 in benefits, as of March 31, 2008.

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

8. SUBSEQUENT EVENTS

Mark Lefever our Chief Financial Officer resigned effective March 31, 2008 and Philip Simons has accepted the position and is scheduled to commence employment on May 12, 2008.

9. SEGMENT DISCLOSURES

We determine our segments based upon the two geograplical markets that we operate Riviera Las Vegas and Riviera Black Hawk. The indicator reviewed by the chief- decision maker is earnings before interest, income taxes, depreciation and amortization ("EBITDA") as described below. All inter-segment revenues have been eliminated.

                                                  Three Months     Three Months
                                                     Ended              Ended
                                                    March 31,          March 31,
(In thousands)                                        2008              2007
                                                  ------------    --------------
Net revenues
              Riviera Las Vegas                      $ 36,450          $ 38,472
              Riviera Black Hawk                       11,512            13,555
                  Total net revenues                 $ 47,962          $ 52,027
                                                  ============    ==============
EBITDA (1)
              Riviera Las Vegas                        $7,371            $8,607
              Riviera Black Hawk                        3,903             4,815

Other Costs and Expenses
              Corporate Expenses
                   Equity Compensation                    183               199
                   Other Corporate Expenses               945               956
              Depreciation and Amortization             3,423             3,256
              Mergers, Acquisitions and
                       Development Costs                   23                50
              Interest Expense, net                    12,483             6,399
                                                  ------------    --------------
                  Total Costs and Expenses             17,057            10,860
                                                  ------------    --------------
                   Net (Loss) Income                 $ (5,783)          $ 2,562
                                                  ============    ==============

                                                    March 31,         December 31,
Property and Equipment, net                            2008               2007
---------------------------------------           ------------    --------------
              Las Vegas                             $ 110,096         $ 109,885
              Black Hawk                               62,495            62,980
                                                  ------------    --------------
                    Total Property and
                         Equipment, net             $ 172,591         $ 172,865
                                                  ============    ==============

Capital Expenditures
              Las Vegas                              $ 2,563
              Black Hawk                                 586
                                                  ------------
                    Total Capital Expenditures       $ 3,149
                                                  ============

(1) EBITDA is presented solely as a supplemental disclosure because we believe that it is 1) a widely used measure of operating performance in the gaming industry and 2) a principal basis for valuation of gaming companies by certain analysts and investors. We use property-level EBITDA (earnings before interest, income taxes, depreciation, amortization and corporate expense) as the primary measure of our business segment properties performance, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in EBITDA. Also, other companies that report EBITDA may calculate it in a different manner than we do.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Developments

We own and operate the Riviera Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Black Hawk Colorado ("Riviera Black Hawk").

Our capital expenditures for Riviera Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and the mature adult customer. Room rates and slot revenues are the primary factors driving our operating margins. We use technology to control labor costs at a reasonable level, including kiosks for hotel check-in and slot club redemptions.

In Black Hawk, the $5 maximum bet restricts our ability to generate table games revenues. The Black Hawk market is basically a "locals" slot customer market. Our capital expenditures for Riviera Black Hawk are geared to maintain competitive slot product compared to that market.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from Operations includes intercompany management fees.



                                         First Quarter
                                                           Incr/        Incr/
             (In Thousands)             2008      2007     (Dec)       (Dec)%
                                        ----      ----   -----------  -------

Net revenues
   Riviera Las Vegas                 $36,450   $38,472    $(2,022)    (5.3)%
   Riviera Black Hawk                 11,512    13,555     (2,043)   (15.1)%
                                      ------    ------    --------
      Total Net Revenues             $47,962   $52,027    $(4,065)    (7.8)%
                                     =======   =======    ========

Income from Operations
   Riviera Las Vegas                  $5,539    $6,910    $(1,371)   (19.8)%
   Riviera Black Hawk                  2,312     3,256       (944)   (29.0)%
                                       -----     -----  ------------
   Property Income from Operations     7,851    10,166     (2,351)   (22.8)%
   Corporate Expenses
        Equity Compensation            (183)     (199)         16       8.0%
        Other Corporate Expenses       (945)     (956)         11       1.2%
   Mergers, Acquisitions and
          Development Costs, net        (23)      (50)         27      54.0%
                                        ----      ----   ----------

       Total Income from Operations   $6,700    $8,961    $(2,261)   (25.2)%
                                      ======    ======  ===========

Operating Margins (1)
   Riviera Las Vegas                   15.2%     18.0%       (2.8)%
   Riviera Black Hawk                  20.1%     24.0%       (3.9)%


(1) Operating margins represent income from operations as percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues decreased by approximately $2.0 million, to $36.5 million in the quarter ended March 31, 2008 (the "first quarter of 2008") from $38.5 million in the quarter ended March 31, 2007 (the "first quarter of 2007"), due primarily to decreased casino and hotel revenues offset by increased entertainment revenues during the period.

Casino revenues decreased by approximately $2.2 million, or 14.5% for the quarter, from $14.9 million for the same period the prior year to $12.7 million for the first quarter of 2008, primarily due to lower slot coin-in. The slot coin-in decreased by $21.6 million or 14.2% in the period, as a result of lower casino volume related to the ramifications of the slower U.S. economy affecting our target customers and the encumbered access to the Las Vegas property due to neighboring construction projects.

Room revenues decreased $444,000, or 2.7%, from $16.3 million for the first quarter of 2007 to $15.9 million for the first quarter of 2008 due to a decrease in hotel occupancy offset by an increase in average daily room rate. Average daily room rate increased $9.93 from $89.70 in the first quarter of 2007 to $99.63 in the first quarter of 2008 and hotel occupancy decreased 11.62% to 81.59% in the first quarter of 2008 from 93.21% for the same period the prior year. Rev Par (revenue per available room) decreased 2.8% or $2.32 to $81.29. The decline in occupancy is related to our leisure market segment. The leisure market decline is due to a combination of airline flight cancellations due to bad weather throughout the East and Midwest, and declining economic conditions affecting our targeted customers.

Entertainment revenues increased by approximately $971,000, or 40.4%, from $2.4 million during the first quarter of 2007 to $3.4 million during the first quarter of 2008 due primarily to the opening of our new show "Ice - Direct from Russia" ("Ice") in April 2007. The showroom was closed in the first quarter of 2007.

Costs and Expenses

Casino departmental expenses decreased 13.1% from $8.5 for the first quarter of 2007 to $7.4 million for the first quarter of 2008, due primarily to lower casino volume and reduced marketing expenses.

Food and beverage departmental costs and expenses decreased 5.6% in the quarter due to lower cost of sales and payroll.

Entertainment departmental costs increased 40.4% due to costs related to our new show Ice and the fact that the showroom was closed in the first quarter of 2007.

Income from Operations

Income from operations at Riviera Las Vegas decreased $1.4 million, or 19.8%, from $6.9 million in the first quarter of 2007 to $5.5 million in the first quarter of 2008 due primarily to the reduced casino revenue as discussed above.

Riviera Black Hawk

Revenues

Net revenues decreased $2.0 million or 15.1% from $13.6 million in the first quarter of 2007 to $11.5 million in the first quarter of 2008 due to decreased slot coin-in. We feel the smoking ban in Colorado that went into effect January 1, 2008 has impacted our coin-in in the first quarter of 2008. Food and beverage revenues were approximately $1.3 million in the first quarter of 2008, of which $1.1 million was complimentary (promotional allowance).

Income from Operations

Income from operations at Riviera Black Hawk decreased $944,000, or 29.0%, from $3.3 million in the first quarter of 2007 to $2.3 million in the first quarter of 2008 due to decreased casino revenue, as explained above, offset by reduced casino marketing expenses and general and administrative costs primarily due to reduced costs related to payroll benefits.

Consolidated Operations

Interest Expense, net

Net interest expense decreased $2.2 million or 34.2% as a result of refinancing our debt in June 2007 to a lower interest rate.

In the first quarter of 2008 we recorded a non-cash decrease in our swap fair value of $8.3 million because our swap does not qualify for hedge accounting.

Net Income (Loss)

Net income decreased $8.3 million, or approximately 325.7%, from net income of $2.6 million in the first quarter of 2007 to a net loss of $5.8 million in the first quarter of 2008, due primarily to the $8.3 million non-cash charge for the decrease in our swap fair value during the quarter.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $26.0 million. Our cash and cash equivalents decreased $2.8 million during the first quarter of 2008, as a result of $657,000 of cash used in operations, $2.2 million of cash outflow for investing activities primarily due to capital expenditures and approximately $79,000 provided by financing activities primarily due to the exercise of stock options. We also have restricted cash of $2.8 million held in a certificate of deposit for the benefit of the Nevada Department of Insurance for our workmen compensation insurance. Cash balances include amounts that could be required to pay our Chief Executive Officer's (William L. Westerman's) retirement account balance into a rabbi trust upon 5 days notice. We pay Mr. Westerman $250,000 per quarter from his retirement account balance plus interest. In exchange for these payments, Mr. Westerman has agreed to forbear his right to receive full transfer of his retirement account balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although we are aware of no current intention on the part of Mr. Westerman to require this funding into a rabbi trust, under certain circumstances we may have to disburse this balance, which amounts to approximately $1.5 million as of March 31, 2008, within a short period.

We believe that cash flow from operations, combined with the $26.0 million cash and cash equivalents and the $20 million revolving credit facility, will be sufficient to cover our debt service requirements and enable investment in budgeted capital expenditures of $26.5 million for 2008 for both Riviera Las Vegas and Riviera Black Hawk.

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

We utilize derivative instruments for a substantial portion of our Term Loan to manage certain interest rate risk. Our interest rate swap agreement has a rate of 5.48% compared to the three month LIBOR rate of 2.70% as of March 31, 2008. In addition we pay 2.0% above the LIBOR Rate for a total cost of borrowing.

The interest rate on loans under the Revolving Credit Facility will depend on whether they are in the form of revolving loans or swing line loans. For each revolving loan, the interest rate will depend on whether we elect to treat the loan as an "Alternate Base Rate" loan ("ABR Loan") or a LIBOR Rate loan.

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

As of March 31, 2008, we believe that we are in compliance with the covenants of the $225 million Term Loan and all of our credit facilities.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in
Item 7 of our Form 10-K for the year ended December 31, 2007. For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Forward-Looking Statements

Throughout this report we make "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" "projection "or "anticipate" and similar words and include all discussions about our ongoing or future plans, objectives or expectations. We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this report completely and with the understanding that actual future results maybe materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

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

         o the smoking ban in Colorado on our Riviera Black Hawk property, which became effective on January 1, 2008;

         o the availability of additional capital to support capital improvements and development;

         o    the ability to renegotiate union contracts in Las Vegas;

         o competition in the gaming industry, including the availability and success of alternative gaming venues and other entertainment attractions, and the approval of an initiative that would allow slot machines in Colorado race tracks;

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

         o changes in personnel or compensation, including federal in minimum wage requirements;

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

         o other adverse conditions, such as further economic downturns, changes in general customer confidence or spending, increased transportation costs, travel concerns or weather-related factors, that may adversely affect the economy in general or the casino industry in particular;

         o changes in our business strategy, capital improvements or development plans;

         o the consequences of the war in Iraq and other military conflicts in the Middle East, concerns about homeland security and any future security alerts or terrorist attacks such as the attacks that occurred on September 11, 2001;

         o other risk factors and uncertainties discussed elsewhere in this report, and

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

As of March 31, 2008, we had $225.5 million in borrowings. The borrowings include a $225 million Term Loan maturing in 2014 and a two capital leases one maturing in 2009 and the other maturing in 2012. The equipment leases have a fixed interest rate of 5.5%. The borrowings also include $283,000 in a special improvement district ("SID") bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%. We are not susceptible to interest rate risk because our outstanding debt is at fixed rates. As of March 31, 2008, we had no borrowing outstanding under our Revolving Credit Facility. As of March 31, 2008, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $225 million of borrowings under the Term Loan, which bears interest at LIBOR plus 2%. Under this interest rate swap agreement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 5.485% on the $220 million notional amount, which expires on June 8, 2014. In addition we pay 2.0% above the LIBOR Rate for a total cost of borrowing. As of March 31, 2008, we have one interest rate swap arrangement with periodic step-downs beginning in 2008, which expires on June 8, 2014. Although this interest rate swap agreement is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 7.485%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase /(decrease) in swap fair value as the swap does not qualify for hedge accounting.

A hypothetical one percent change in interest rate would not have a material effect on our financial statements, as the interest rate swap we currently have effectively locks our debt at 7.485%.

Principal (Notational Amount by Expected Maturity)
Average Interest Rate
(Dollars in                                                                                                         Fair Value
thousands)                     2008       2009         2010         2011       2012     Thereafter      Total       at 3/31/08

Long-Term Debt Including
Current Portions

Equipment loans and
 capital leases-Las Vegas       $ 67        $ 76         $ 23         $ 24      $ 19                      $ 209          $ 209
Average interest rate           5.5%        5.5%         5.5%         5.5%      5.5%

$225 million Term Loan                               $ 1,125      $ 2,250    $2,250      $219,375    $ 225,000      $ 225,000
Average interest rate                                   7.5%         7.5%      7.5%          7.5%

SID Bonds -
 Black Hawk, Colorado          $ 138       $ 145                                                          $ 283          $ 283
Average interest rate           5.5%        5.5%

Total all long-term debt,
including current portions     $ 205       $ 221      $ 1,148      $ 2,274    $2,269      $219,375    $ 225,492      $ 225,492

Other Long-Term Liabilities
including Current Portion

CEO pension plan obligation    $ 750       $ 753                                                        $ 1,503        $ 1,503
Average interest rate           9.7%        9.7%

Interest rate derivatives
Derivative instrument
  Pay fixed                                                                              $220,265                    $ 21,580
      Average receivable rate                                                               2.7
      Average payable rate                                                                  5.4

FIN 48 requires that we book any future unrealized tax payments however, due to uncertainties surrounding future taxable earnings and future audits related to our income taxes and the potential utilization of our net operating losses, we cannot establish a reasonably reliable estimate of the period of future cash settlements, if any; therefore, we have excluded this amount from the contractual obligations table above.

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Our annual report on Form 10-K for the fiscal year ended December 31, 2007 (our "2007 Form 10-K") contains a detailed discussion of our risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in our 2007 Form 10-K.

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


                                      RIVIERA HOLDINGS CORPORATION


                                      By: /s/ William L. Westerman
                                      William L. Westerman
                                      Chairman of the Board,
                                      Chief Executive Officer
                                      (Principle Executive Officer)

                                      Interim Treasurer and Interim Principal
                                      Financial and Accounting Officer
                                      (Principle Financial Officer)

                                      Date: May 9, 2008

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