Form 10-Q
period 2008-06-30
RIVIERA HOLDINGS CORP
filed 2008-08-11
CIK 899647

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
                       ---------------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from                to
---------------------------------------------   --------------------

                    Commission file number  000-21430
                                            ---------

                    Riviera Holdings Corporation
           -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Nevada                                                   88-0296885
-------------------------------                             -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                  89109
-------------------------------------------------------------------------------
(Address of principal executive                                  (Zip Code)
offices)


(Registrant's telephone number, including area code)   (702)794-9527
                                                    -----------------------

-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___  Accelerated filer _X_   Non-accelerated filer
                                                      (Do not check if
                                                    smaller reporting company)
Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X__

As of August 4, 2008, there were 12,498,555 shares of Common Stock, $.001 par value per share, outstanding.

                   RIVIERA HOLDINGS CORPORATION

                             INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited) and
December 31, 2007                                                             3

Condensed Consolidated Statements of Income (Unaudited) for the
Three and Six Months Ended June 30, 2008 and 2007                             4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Six Months Ended June 30, 2008 and 2007                                       5

Notes to Condensed Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          24

Item 4.  Controls and Procedures                                             25

PART II. OTHER INFORMATION                                                   26

Item 1.  Legal Proceedings                                                   26

Item 1A. Risk Factors                                                        26

Item 4.  Submission of Matters to a Vote of Security Holders                 26

Item 5.  Other Information                                                   27

Item 6.  Exhibits                                                            27

Signature Page                                                               28

Exhibits                                                                     29

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

The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)                      June 30    December 31
------------------------------------------------------------------  ------------
                                                           2008          2007
ASSETS                                                  (unaudited)
                                                       -----------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 23,289      $ 28,819
   Restricted cash and investments                          2,772         2,772
   Accounts receivable, net of allowances
       of $209 and $437, respectively                       2,455         3,563
   Inventories                                              1,188         1,455
   Prepaid expenses and other assets                        3,728         3,602
                                                       -----------  ------------
       Total current assets                                33,432        40,211

PROPERTY AND EQUIPMENT, Net                               178,627       172,865
OTHER ASSETS, Net                                           2,755         2,940
DEFERRED INCOME TAXES, Net                                  2,446         2,446
                                                       -----------  ------------
TOTAL                                                   $ 217,260     $ 218,462
                                                       ===========  ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt                        $ 281         $ 226
   Current portion of obligation to officers                1,000         1,000
   Accounts payable                                        10,711        10,972
   Accrued interest                                            80           188
   Accrued expenses                                        10,024        14,279
                                                       -----------  ------------
     Total current liabilities                             22,096        26,665
 OBLIGATIONS TO OFFICERS - Net of current portion             540         1,063
 OBLIGATION UNDER SWAP AGREEMENT                           12,270        13,272
 LONG-TERM DEBT - Net of current portion                  225,358       225,288
                                                       -----------  ------------
       Total Liabilities                                  260,264       266,288
                                                       -----------  ------------

COMMITMENTS and CONTINGENCIES (Note 6)

SHAREHOLDERS'  DEFICIENCY:
Common stock ($.001 par value; 60,000,000 shares
      authorized, 17,166,624 and 17,124,624 shares
      issued at June 30, 2008 and December 31, 2007,           17            17
      respectively, and 12,498,555 and 12,456,555
      shares outstanding at June 30, 2008 and
      December 31, 2007, respectively)
   Additional paid-in capital                              19,457        18,925
   Treasury stock (4,668,069 shares at June 30, 2008
       and December 31, 2007, respectively)                (9,635)       (9,635)
   Accumulated Deficit                                    (52,843)      (57,133)
                                                       -----------  ------------
      Total shareholders' deficiency                      (43,004)      (47,826)
                                                       -----------  ------------
TOTAL                                                   $ 217,260     $ 218,462
                                                       ===========  ============
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2008 AND 2007                             Three Months Ended    Six Months Ended
(In thousands, except per share  amounts)                 June 30,            June 30,
-----------------------------------------------------------------------------------------
REVENUES:                                           2008      2007       2008      2007
                                                ---------- --------- ---------- ---------
  Casino                                         $ 25,580  $ 30,887   $ 49,546  $ 59,006
  Rooms                                            13,553    15,150     29,423    31,464
  Food and beverage                                 7,503     8,773     15,548    16,961
  Entertainment                                     3,256     3,451      6,633     5,857
  Other                                             1,603     1,645      3,479     3,357
                                                ---------- --------- ---------- ---------
            Total revenues                         51,495    59,906    104,629   116,645
   Less - promotional allowances                   (5,880)   (6,241)   (11,052)  (10,953)
                                                ---------- --------- ---------- ---------
            Net revenues                           45,615    53,665     93,577   105,692
                                                ---------- --------- ---------- ---------

COSTS AND EXPENSES:
 Direct costs and expenses of operating
  departments:
    Casino                                         12,418    14,359     24,839    28,611
    Rooms                                           6,404     7,048     13,268    14,099
    Food and beverage                               5,516     6,338     11,342    12,479
    Entertainment                                   2,078     2,043      4,361     3,669
    Other                                             328       338        656       675
Other operating expenses:
    General and administrative:
        Share-based compensation                      249       354        432       553
       Selling, general and adminstrative          10,019    10,274     19,930    20,428
    Mergers, acquisitions and development costs        22       238         45       288
    Depreciation and amortization                   3,537     3,234      6,960     6,490
                                                ---------- --------- ---------- ---------
            Total costs and expenses               40,571    44,226     81,833    87,292
                                                ---------- --------- ---------- ---------
INCOME FROM OPERATIONS                              5,044     9,439     11,744    18,400
                                                ---------- --------- ---------- ---------

OTHER INCOME (EXPENSE)
     Unrealized gain on derivatives                 9,309       827      1,002       827
     Interest expense, net                         (4,280)   (6,692)    (8,456)  (13,091)
                                                ---------- --------- ---------- ---------
              Other income (expense), net           5,029    (5,865)    (7,454)  (12,264)
                                                ---------- --------- ---------- ---------
NET  INCOME                                      $ 10,073   $ 3,574    $ 4,290   $ 6,136
                                                ========== ========= ========== =========

INCOME PER SHARE DATA:
Income per share:
   Basic                                           $ 0.81    $ 0.29     $ 0.35    $ 0.50
                                                ---------- --------- ---------- ---------
   Diluted                                         $ 0.80    $ 0.28     $ 0.34    $ 0.49
                                                ---------- --------- ---------- ---------
Weighted-average common shares outstanding         12,408    12,322     12,375    12,291
                                                ---------- --------- ---------- ---------
Weighted-average common and common
equivalent shares                                   12,570    12,605     12,551    12,557
                                                ---------- --------- ---------- ---------

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007               Six Months Ended
(in thousands)                                                    June 30,
--------------------------------------------------------------------------------
                                                             2008        2007
                                                           ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 4,290     $ 6,136
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation  and amortization                            6,960       6,490
    Provision for bad debts, net                                166          67
    Stock Compensation - Restricted Stock                       308         428
    Stock Compensation - Stock Options                          124         125
    Amortization of deferred loan fees                          171         784
    Increase on swap fair value                              (1,002)       (827)
    Changes in operating (assets) and liabilities:
      Accounts receivable                                       942        (351)
      Inventories                                               267          64
      Prepaid expenses and other assets                        (113)        (56)
      Accounts payable                                       (2,794)       (457)
      Accrued interest                                         (108)         88
      Accrued expenses                                       (4,255)       (470)
      Deferred compensation plan liability                      (23)        (17)
      Obligation to officers                                   (500)       (500)
                                                           ---------  ----------
       Net cash provided by operating activities              4,433      11,504
                                                           ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas, Nevada              (8,649)     (2,563)
      Capital expenditures - Black Hawk, Colorado            (1,310)       (389)
                                                           ---------  ----------
       Net cash used in investing activities                 (9,959)     (2,952)
                                                           ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term borrowings                         (105)       (897)
      Increase in deferred loan costs                             -      (1,902)
      Proceeds from exercise of stock options                   100           -
      Restricted cash and investments                             -    (224,477)
      Proceeds from issuance of long-term debt                    -     225,000
                                                           ---------  ----------
        Net cash (used in) provided by financing activities      (5)    (2,276)
                                                           ---------  ----------

(DECREASE)INCREASE  IN CASH AND CASH EQUIVALENTS             (5,531)      6,276
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               28,820      25,285
                                                           ---------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 23,289    $ 31,561
                                                           =========  ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable          $ 2,763       $ 171

  Cash paid for interest                                    $ 8,510    $ 12,811

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

Principles of Consolidation

The consolidated financial statements include the accounts of the RHC and its direct and indirect wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications, having no effect on net income have been made to the previously issued condensed consolidated financial statements to conform to the current period's presentation of the Company's condensed consolidated financial statements.

Earnings Per Share

Basic per-share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. There were 24,000 and 72,000 potentially dilutive non-employee director options excluded from the calculation for the three and six months ended June 30, 2007 and June 30, 2008, respectively.

Income Taxes

The income tax provision, if any, for the three and six months ended June 30, 2008 and 2007, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. Based on the history of net operating losses, and current year losses, it is more likely than not that the Company will be able to recognize the deferred assets. As such, a valuation allowance has been established and the current year tax benefit has not been recognized.

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007. There was no effect on our financial condition or results of operations as a result of implementing FIN 48. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits.

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

Derivative Instruments

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and all amendments and interpretations thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair value of our derivative instruments is based on Level 2 market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. The Company uses an interest rate swap to manage the mix of our debt between fixed and variable rate instruments, which were entered into on June 8, 2007. As of June 30, 2008, the Company has one interest rate swap agreement for the notional amount of $220 million. The Company has determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded a $9.3 million and $1.0 million gain for the change in fair value of this derivative instrument in the condensed consolidated statements of income for the three and six month period ended June 30, 2008, respectively.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") released ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the condensed consolidated financial statements.

In December 2007, FASB released SFAS No. 141(R), "Business Combinations," to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the Company's consolidated financial position and results of operations.

In December 2007, FASB also released SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51," to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact the adoption of SFAS No. 160 will have on the Company's consolidated financial position and results of operations and does not believe it will have a material impact.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. As of January 1, 2008 the Company adopted the fair value option under SFAS No. 159 and such adoption has no material impact on the condensed consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued proposed FASB Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP No. 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company's financial position, results of operations or cash flows.

2. OTHER ASSETS

Other assets included deferred loan fees of $1.5 million and $1.7 million as of June 30, 2008 and December 31, 2007, respectively. The deferred loan fees were associated with refinancing our debt on June 8, 2007. The Company is amortizing the deferred loan fees over the term of the loan.

3. LONG TERM DEBT AND COMMITMENTS

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the "Subsidiaries") entered into a $245 million Credit Agreement, the "New Credit Facility") with Wachovia Bank, National Association ("Wachovia"), as administrative agent.

The New Credit Facility includes a $225 million seven-year term loan ("Term Loan"), with no amortization for the first three years, a one percent amortization for each of years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down of 50% of excess cash flows, as defined. The New Credit Facility also includes a $20 million five-year revolving credit facility ("Revolving Credit Facility") under which RHC can obtain extensions of credit in the form of cash loans or standby letters of credit ("Standby L/Cs"). RHC is permitted to prepay the New Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of any LIBOR rate loans. The rate for the Term Loan was LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement that became effective June 29, 2007 that RHC entered into under the New Credit Facilities, substantially the entire Term Loan, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% (7.405% for 2008) per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement). The New Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company's assets.

The Company used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the "Indenture"), with The Bank of New York as trustee (the "Trustee"), governing the 11% Notes. On June 8, 2007 RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was executed on July 9, 2007.

The interest rate on loans under the Revolving Credit Facility will depend on whether they are in the form of revolving loans or swing line loans. For each revolving loan, the interest rate will depend on whether RHC elects to treat the loan as an "Alternate Base Rate" loan ("ABR Loan") or a LIBOR Rate loan. Swing line loans will bear interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that are ABR Loans. The applicable percentage for swing line loans ranges from 0.50% to 1% depending on the Consolidated Leverage Ratio as defined in our New Credit Facility Credit Agreement.

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

4. STOCK REPURCHASES

There were no shares of RHC common stock purchased by the Deferred Compensation Plan for the three months ended June 30, 2008 or 2007. The Deferred Compensation Plan distributed to participants 94,324 shares for the six months ended June 30, 2007. No distribution was made for the six months ended June 30, 2008.

5. SHARE-BASED PAYMENTS

The Company recorded $249,000 and $432,000 in share based compensation for the three and six months ended June 30, 2008, respectively. The Company recorded $354,000 and $553,000 in share based compensation for the three and six months ended June 30, 2007, respectively. The Company granted 24,000 options to non-employee directors during each of the three months ending June 30, 2008 and June 30, 2007.

The activities of all stock option plans are as follows:

                                          Weighted
                                          Average                    Aggregate
                               Shares   Share ExerciseS  Remaining     Intrinsic
                                           Price          Life          Value
                               ------   ------------    --------     ----------
Outstanding, March 31, 2008    216,000 $   8.28
   Issued                       24,000 $  15.35
                             ----------
Outstanding, June 30, 2008     240,000 $   8.99       7.00 years     $2,788,660
                             ==========
Exercisable June 30, 2008      168,000  $  2.34       3.82  years    $3,069,360
                             ==========

The Company estimated the fair value of each director option grant on the date of grant using the Black-Scholes option pricing model. We valued the options for each director independently. The following weighted-average assumptions were used for grants in 2008: dividend yield of 0%; options for three of the directors, whom have reached the age of 62, had an expected life of one year, and a risk expected volatility of 55% and a risk-free interest rate of 2% and options for one director, who had an expected life of 6.75 years, a risk expected volatility of 66% and a risk free interest rate of 3.23%.

6. COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

On May 27, 2008, RHC, ROC and RBH, entered into Salary Continuation Agreements (the "2008 Agreements") with two named executive officers and 59 other significant employees. The 2008 Agreements entitle such officers and employees certain compensation and benefits if ROC or RBH, as applicable, terminates their employment without cause (a "Company Termination") within a specified time period after a change in control of RHC, as follows:

         (i)The Agreements ROC and RHC entered into with 53 significant ROC employees entitle 51 such employees to six months of base salary and health insurance benefits, subject to such employees' duty to mitigate by obtaining similar employment elsewhere, in the event of a Company Termination within 12 months after a change in control. Two employees are entitled to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of RHC, with no duty to mitigate. Substantially similar Agreements were also entered into with 7 RBH employees, which include in such Agreements' definition of a "change in control" the sale of RBH by RHC and/or ROC to a non-affiliate of either the Company or ROC.

         (ii)The Agreement ROC and RHC entered into with Tullio J. Marchionne, RHC's Secretary and General Counsel and ROC's Secretary and Executive Vice President, entitles Mr. Marchionne to 24 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of RHC. The Agreement ROC and RHC entered into with Mr. Simons, RHC's Treasurer and CFO and ROC's Vice President of Finance, entitles Mr. Simons to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of RHC.

The estimated total amount payable under all such agreements was approximately $3.4 million, which includes $680,000 in benefits, as of June 30, 2008.

Legal Proceedings and Related Events

The Company is party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company's financial position or results of the operations.

Guarantor Information

The New Credit Facility is guaranteed by the Subsidiaries, which are all of the restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RHC's unrestricted subsidiaries, which have no operations and do not significantly contribute to the financial position or results of operations, are not guarantors of the New Credit Facility.

7. SEGMENT DISCLOSURES

The Company determines our segments based upon the review process of the Company's Chief Financial Officer who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by the Company's Chief Financial Officer is "property EBITDA", as defined below. All intersegment revenues and expenses have been eliminated.

                                                Three months ended         Six months ended
                                                     June 30,                 June 30,
                                            -------------------------  -----------------------
(Dollars in thousands)                         2008        2007         2008        2007
                                            ------------  -----------  ----------  -----------
Net Revenues:
     Riviera Las Vegas                         $ 34,525     $ 40,185    $ 70,975     $ 78,657
     Riviera Black Hawk                          11,090       13,480      22,602       27,035
                                            ------------  -----------  ----------  -----------
             Total net revenues                $ 45,615     $ 53,665    $ 93,577    $ 105,692
                                            ============  ===========  ==========  ===========

Property EBITDA (1):
     Riviera Las Vegas                         $ 6,249      $ 9,405    $ 13,620     $ 18,012
     Riviera Black Hawk                          3,530        4,877       7,433        9,692

Other Costs and Expenses
     Corporate Expenses
          Equity-based compensation                249          354         432          553
          Other corporate expenses                 927        1,017       1,872        1,973
     Depreciation and amortization               3,537        3,234       6,960        6,490
     Mergers, acquitions and development costs      22          238          45          288
     Interest Expense, net                       4,280        6,692       8,456       13,091
     Increase in value of deriviatives          (9,309)        (827)     (1,002)        (827)
                                            ------------  -----------  ----------  -----------
              Total Other Costs and Expenses      (294)      10,708      16,763       21,568
                                            ------------  -----------  ----------  -----------
                 Net Income                   $ 10,073      $ 3,574     $ 4,290      $ 6,136
                                            ============  ===========  ==========  ===========

                                             June  30     December 31
                                            ------------  -----------
Property and Equipment, net                    2008           2007
                                            ------------  -----------
         Las Vegas                            $ 116,164    $ 109,885
         Black Hawk                              62,463       62,980
                                            ------------  -----------
          Total Property and Equipment, net   $ 178,627    $ 172,865
                                            ============  ===========

Capital Expenditures
         Las Vegas                            $ 11,104
         Black Hawk                              1,618
                                            ------------
          Total Capital Expenditures          $ 12,722
                                            ============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Developments

General

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Black Hawk, Colorado ("Riviera Black Hawk").

Our capital expenditures for Riviera Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention market and the mature adult customer. Room rental rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in, slot club activities and slot ticket redemptions.

In Black Hawk, the $5 maximum bet restricts our ability to generate table games revenue, and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared toward maintaining competitive slot machines in comparison to the market.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from operations does not include intercompany management fees.



                                         Second Quarter       Incr/      Incr/
        (In Thousands)                 2008       2007     (Decr)    (Decr)%
                                        ----       ----    ------    -------

Net Revenues:
   Riviera Las Vegas                 $34,525    $40,185   $(5,660)    -14.1%
   Riviera Black Hawk                 11,090     13,480    (2,390)    -17.7%
                                      ------     ------    -------
      Total Net Revenues             $45,615    $53,665   $(8,050)    -15.0%
                                     =======    =======  =========

Income from Operations
   Riviera Las Vegas                  $4,215     $7,795    $(3,580)    -45.9%
   Riviera Black Hawk                  2,027      3,253     (1,226)    -37.7%
                                       -----      -----  ---------
   Property Income from Operations     6,242     11,048     (4,806)    -43.5%
   Corporate Expenses
       Equity Compensation             (249)      (354)        105      29.7%
       Other Corporate Expense         (926)    (1,017)         91       8.9%
    Mergers, Acquisitions and
          Development Costs             (22)      (238)        216      90.8%
                                        ----      -----        ---
        Total Income form Operations  $5,044    $9,439     $(4,394)    -46.6%
                                      ======    =======    ========

Operating Margins (1)
   Riviera Las Vegas                   12.2%     19.4%                  -7.2%
   Riviera Black Hawk                  18.3%     24.1%                  -5.8%

 (1) Operating margins represent income from operations as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues for the three months ended June 30, 2008 were $34.5 million, a decrease of $5.7 million, or 14.1%, from $40.2 million for the comparable period in the prior year.

           Casino revenues for the three months ended June 30, 2008 were $14.8 million, a decrease of $3.0 million, or 17.0%, from $17.8 million for the comparable period in the prior year. Casino revenues are comprised mainly of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenue was $11.4 million, a decrease of $2.3 million, or 10.7%, from $13.7 million and table game revenue was $3.0 million, a decrease of $0.6 million, or 18.6% from $3.6 million. Slot machine and table game revenues decreased primarily due to lower slot machine and table game amounts wagered as a result of less hotel occupancy, the effects of the slow economy on consumer spending and encumbered access due to construction at neighboring projects. Additionally, table game revenue decreased due to a lower percentage of table game win on amounts wagered.

         Room rental revenue for the three months ended June 30, 2008 were $13.6 million, a decrease of $1.6 million, or 10.5%, from $15.2 million for the comparable period in the prior year. The decrease in room rental revenue was primarily due to lower leisure segment occupancy due primarily to less travel as a result of higher fuel costs and the weaker economy. Hotel occupancy was 84.6% in comparison to 95.3% for the comparable period in the prior year. During the second quarter of 2008, on average, approximately 10% of the hotel rooms were out of order due to construction related to our room renovations project. Occupancy, based on total rooms, was 75.0% for the three months ended June 30, 2008. Average daily room rental rate, or ADR, was $90.53, an increase of $9.78, or 12.1%, from $80.75 for the comparable period in the prior year. The increase in ADR was due primarily to higher contracted convention room rates and stronger leisure segment room rates. Revenue per available room, or RevPar, was $76.63, a decrease of $0.31, or 0.4%, from $76.94 for the comparable period in the prior year. The decrease in RevPar was due to the decrease in occupancy as described above. RevPar, based on total rooms, was $71.77 for the three months ended June 30, 2008.

         Food and beverage revenue for the three months ended June 30, 2008 were $6.3 million, a decrease of $1.2 million, or 15.6%, from $7.5 million for the comparable period in the prior year. The decrease is food and beverage revenue was due to $672,000 decrease in food revenue and a $492,000 decrease in beverage revenue. Food covers decreased 15.2% and beverage drinks served decrease 12.3% from the comparable period in the prior year primarily due to less banquet events and lower hotel occupancy. Food and beverage revenues include items offered high-value guests on a complimentary basis.

         Entertainment revenue for the three months ended June 30, 2008 were $3.3 million, a decrease of $0.2 million, or 5.4%, from $3.4 million for the comparable period in the prior year. The decrease in entertainment revenue is due to lower ticket sales in all our entertainment venues except our show in the Versailles Theater ("ICE") which showed a 25.5% increase in ticket sales. The ICE show opened April 23, 2007.

         Promotional allowances for the three months ended June 30, 2008 were $4.9 million, a decrease of $0.3 million, or 6.0%, from $5.2 million for the comparable period in the prior year. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our most valued casino players. The decrease in promotional allowances is due to less customer redemptions of our promotional offers due to higher fuel prices and the slower economy.

Costs and Expenses

         Casino expenses for the three months ended June 30, 2008 were $7.5 million, a decrease of $1.2 million, or 13.1%, from $8.7 million for the comparable period in the prior year. The decrease in casino expenses is primarily due to a reduction in slot and table game payroll and related costs which offset the $3.0 million decrease in casino revenue.

         Room rental expenses for the three months ended June 30, 2008 were $6.4 million, a decrease of $0.6 million, or 9.1%, from $7.0 million for the comparable period in the prior year. The decrease in room rental expenses was due primarily to reduced payroll and related costs in conjunction with a 20.2% decrease in occupied rooms partially offset by wage and benefit increases associated with new union contracts.

         Food and Beverage departmental costs and expenses for the three months ended June 30, 2008 were $5.2 million, a decrease of $0.7 million, or 12.0%, from $5.9 million for the comparable period in the prior year. The decrease in food and beverage costs and expenses was due to reduced food and beverage cost of sales, less payroll and related and less food and beverage operating expenses in conjunction with the15.2% decrease in food covers and 12.3% decrease in drinks served.

Income from Operations

            Income from operations for the three months ended June 30, 2008 were $4.2 million, a decrease of $3.6 million, or 45.9%, from $7.8 million for the comparable period in the prior year. The decrease is principally due to decreased slot machine, room rental and food and beverage revenues as described above.

         Operating margins were 12.2% for the three months ended June 30, 2008 in comparison to 19.4% for the comparable period in the prior year. Operating margins decreased primarily due to a $1.9 million decrease in slot machine revenues and a decrease in the percentage of table game win compared to amounts wagered. The slot machine revenue decrease impacted our operating margins as slot operations are a high operating margin profit center.

Riviera Black Hawk

Revenues

         Net revenues for the three months ended June 30, 2008 were $11.1 million, a decrease of $2.4 million, or 17.8%, from $13.5 million for the comparable period in the prior year. The decrease was primarily due to slot machines revenue decrease of $2.3 million, or 17.6%, for the three months ended June 30, 2008 to $10.5 million from $12.8 million for the comparable period in the prior year. Slot machine revenue per unit per day was $162.85, a decrease of

$25.14, or 13.4%, from $187.99 for the comparable period in the prior year. The decrease in slot machine revenue was primarily the result of less slot machine wagering due to higher fuel costs which deterred customers from traveling to Blackhawk, deteriorating economic conditions and the effects of the smoking ban in Colorado which went into effect January 1, 2008.

         Food and beverage revenues for the three months ended June 30, 2008 were $1.2 million, a decrease of $0.1 million, or 7.9%, from $1.3 million for the comparable period in the prior year. The decrease was due primarily to less customer redemption of player points earned and coupons for complimentary food and beverage items correlating with less casino revenues.

         Casino expenses for the three months ended June 30, 2008 were $5.0 million, a decrease of $0.8 million, or 13.2%, from $5.8 million for the comparable period in the prior year. The decrease in casino expenses is due primarily to a reduction in slot related labor costs to offset the $2.3 million decrease in slot machine revenue.

Income from Operations


         Income from operations for the three months ended June 30, 2008 were $2.0 million, a decrease of $1.2 million, or 37.7%, from $3.2 million for the comparable period in the prior year. The decrease is related to the decreased slot revenues as described above.

         Operating margins were 18.3% for the three months ended June 30, 2008 in comparison to 24.1% for the comparable period in the prior year. Operating margins decreased primarily due to a $2.3 million decrease in slot machine revenues within our high operating margin slot operation.

Consolidated Operations

Other Income (Expense)

                  Other income and expenses for the three months ended June 30, 2008 was income of $5.0 million, an increase of $10.9 million, from expense of $5.6 million for the comparable period in the prior year. The increase is primarily due to a $9.3 million unrealized gain on derivatives and a decrease of $2.4 million in net interest expense during the three months ended June 30, 2008. The unrealized gain is the result of a decrease in our cost of terminating our interest rate swap agreement described in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q. The decrease in net interest expense is primarily due to lower borrowing costs associated with our New Credit Facility executed June 2007.

Net Income

            Net income for the three months ended June 30, 2008 was $10.1 million, an increase of $6.5 million, from $3.6 million for the comparable period in the prior year. The increase is primarily due to the unrealized gain on derivatives as described above partially offset by lower income from operations.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from operations does not include intercompany management fees.

                                                Six Months
                                                               Incr/   Incr/
          (In Thousands)                    2008      2007     (Decr)  (Decr)%
                                            ----      ----     ------  -------
Net Revenues:
   Riviera Las Vegas                     $70,975   $78,657   $(7,682)    -9.8%
   Riviera Black Hawk                     22,602    27,035    (4,433)   -16.4%
                                          ------    ------    -------
      Total Net Revenues                 $93,577  $105,692  $(12,115)   -11.5%
                                         =======  ========  =========
Income from Operations
   Riviera Las Vegas                      $9,754   $14,705  $(4,951)    -33.7%
   Riviera Black Hawk                      4,339     6,509   (2,170)    -33.3%
                                           -----     -----  --------
   Property Income from Operations        14,093    21,214   (7,121)    -33.6%
   Corporate Expenses
        Equity Compensation                  432       553      121      21.9%
        Other Corporate Expenses           1,872     1,973      101       5.1%
    Mergers, Acquisitions and
          Development Costs                   45       288      243      84.4%
                                              --       ---      ----
         Total Income from Operations    $11,744   $18,400  $(6,656)    -36.2%
                                         =======   =======  ========
Operating Margins (1)
   Riviera Las Vegas                      13.7%     18.7%                -5.0%
   Riviera Black Hawk                     19.2%     24.1%                -4.9%

 (1) Operating margins represent income from operations as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues for the six months ended June 30, 2008 were $71.0 million, a decrease of $7.7 million, or 9.8%, from $78.7 million for the comparable period in the prior year.

         Casino revenue for the six months ended June 30, 2008 were $26.9 million, a decrease of $4.6 million, or 14.7%, from $31.5 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenue was $20.4 million, a decrease of $3.3 million, or 13.7%, from $23.7 million and table game revenue was $5.8 million, a decrease of $1.2 million, or 17.4% from $7.0 million. Slot machine and table game revenues decreased primarily due to lower slot machine and table game amounts wagered as a result of less hotel occupancy, the effects of the slowing economy on consumer spending and encumbered access due to construction at neighboring projects. Additionally, table game revenue decreased due to a lower percentage of table game win on amounts wagered.

         Room rental revenue for the six months ended June 30, 2008 were $29.4 million, a decrease of $2.0 million, or 6.5%, from $31.4 million for the comparable period in the prior year. The decrease in room rental revenue was primarily due to a 30.7% decrease in leisure segment occupied rooms due primarily to less travel as a result of higher fuel costs and the weaker economy. Hotel occupancy was 83.0% in comparison to 94.3% for the comparable period in the prior year. During the six months ending June 30, 2008, on average, approximately 5% of the hotel rooms were out of order due to construction related to our room renovations project. Occupancy, based on total rooms, was 77.0% for the six months ended June 30, 2008. Average daily room rental rate, or ADR, was $95.17, an increase of $10.02, or 11.8%, from $85.15 for the comparable period in the prior year. The increase in ADR was due primarily to higher contracted convention room rates and stronger leisure segment room rates. Revenue per available room, or RevPar, was $79.05, a decrease of $1.20, or 1.5%, from $80.25 for the comparable period in the prior year. The decrease in RevPar was due to the decrease in occupancy as described above. RevPar, based on total rooms, was $77.91 for the six months ended June 30, 2008.

         Food and beverage revenues for the six months ended June 30, 2008 were $13.0 million, a decrease of $1.4 million, or 9.9%, from $14.4 million for the comparable period in the prior year. The decrease is due to a $1.0 million food revenue and $0.4 million beverage revenue reduction primarily as a result of lower hotel occupancy, less convention business and fewer gaming patrons. Food covers decreased primarily in the buffet, coffee shop and the sports book delicatessen and drinks served decreased primarily in banquets and the casino bar. Food and beverage revenues include items offered high-value guests on a complimentary basis.

         Entertainment revenues for the six months ended June 30, 2008 were $6.6 million, an increase of $0.7 million, or 13.4%, from $5.9 million for the comparable period in the prior year. The increase is due primarily to an increase in ticket sales associated with our show in the Versailles Theater ("ICE") which opened April 23, 2007.

Costs and Expenses

         Casino expenses for the six months ended June 30, 2008 were $14.9 million, a decrease of $2.3 million, or 13.1%, from $17.2 million for the comparable period in the prior year. The decrease in casino expenses is due primarily to a reduction in slot and table game payroll and related costs in order to offset the $4.6 million decrease in casino revenue.

         Room expenses for the six months ended June 30, 2008 were $13.3 million, a decrease of $0.8 million, or 5.9%, from $14.1 million for the comparable period in the prior year. The decrease in room rental expenses was due primarily to reduced payroll and related costs and operating expenses in order to offset a 17.1% decrease in occupied rooms.

         Food and beverage expenses for the six months ended June 30, 2008 were $10.7 million, a decrease of $1.0 million, or 8.8%, from $11.7 million for the comparable period in the prior year. The decrease is a result of reductions of11.9% and 13.3% in food covers and drinks served, respectively.

         Entertainment costs for the six months ended June 30, 2008 were $4.4 million, an increase of $0.7 million, or 18.9%, from $3.7 million for the comparable period in the prior year. The increase is primarily due to increased ticket sales associated with our show in the Versailles Theater ("ICE") which opened April 23, 2007.

Income from Operations

         Income from operations for the six months ended June 30, 2008 was $9.8 million, a decrease of $4.9 million, or 33.7%, from $14.7 million for the comparable period in the prior year. The decrease is primarily due to lower casino, room rental and food and beverage revenues as described above.

Operating margins were 13.7% for the three months ended June 30, 2008 in comparison to 18.7% for the comparable period in the prior year. Operating margins decreased primarily due to a $3.3 million decrease in slot machine revenues and a decrease in the percentage of table game win compared to amounts wagered. The slot machine revenue decrease impacted our operating margins as slot operations are a high operating margin profit center.

Riviera Black Hawk

Revenues

         Net revenues for the six months ended June 30, 2008 were $22.6 million, a decrease of $4.4 million, or 16.4%, from $27.0 million for the comparable period in the prior year.

         Casino revenues for the six months ended June 30, 2008 were $22.0 million, a decrease of $4.3 million, or 16.2%, from $26.3 million for the comparable period in the prior year. The decrease was primarily due slot machines revenue decrease of $4.2 million, or 16.3%, for the six months ended June 30, 2008 to $21.4 million from $25.6 million for the comparable period in the prior year. Slot machine revenue per unit per day was $166.41, a decrease of $23.51, or 12.4%, from $189.92 for the comparable period in the prior year. The decrease in slot machine revenue was primarily the result of less slot machine wagering due to higher fuel costs which deterred customers from traveling to Blackhawk, deteriorating economic conditions and the effects of the smoking ban in Colorado which went into effect January 1, 2008.

         General and administrative expenses for the six months ended June 30, 2008 were $4.6 million, a decrease of $0.5 million, or 10.6%, from $5.1 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to a credit adjustment of $0.3 million for employee benefits and a reduction in accrued management incentives of $0.2 million.

Income from Operations

           Income from operations for the six months ended June 30, 2008 were $4.3 million, a decrease of $2.2 million, or 33.3%, from $7.8 million for the comparable period in the prior year. The decrease is primarily due to the decrease slot revenue as described above.

         Operating margins were 19.2% for the six months ended June 30, 2008 in comparison to 24.1% for the comparable period in the prior year. Operating margins decreased primarily due to a $4.2 million decrease in slot machine revenues within our high operating margin slot operation.

Consolidated Operations

Other Income (Expense)

                  Other income and expenses for the six months ended June 30, 2008 were $7.5 million, a decrease of $4.8 million, or 39.2%, from $12.3 million for the comparable period in the prior year. The decrease is primarily due to lower net interest expense as a result of a reduced borrowing costs associated with our New Credit Facility executed June 2007.

Net Income

            Net income for the six months ended June 30, 2008 were $4.3 million, a decrease of $1.8 million, or 30.1%, from $6.1 million for the comparable period in the prior year. The decrease is due primarily to the decreased consolidated income from operations of $6.7 million partially offset by reduced net interest expense of $4.8.

Liquidity and Capital Resources

         At June 30, 2008 we had cash and cash equivalents of $23.3 million. Our cash and cash equivalents decreased by $5.5 million during the six months ended June 30, 2008 primarily due to $10.0 million in net cash used in investing activities partially offset by $4.4 million in net cash provided by operating activities. Net cash used in investing activities included $8.6 million in capital expenditures primarily for the Las Vegas hotel room renovation project. Net cash provided by operating activities was $4.4 million for the six months ended June 30, 2008, a decrease of $6.8 million, from $11.5 million for the comparable period in the prior year. The decrease in net cash provided by operating activities was primarily due to a $1.8 million decrease in net income and a $7.0 million increase in payments against our accrued expense and accounts payables. The increase in payments against our accrued expense was primarily due to payments for management incentives and for our employee stock ownership plan during March 2008. The decrease in accounts payable was primarily due to additional capital expenditure payments associated with our Las Vegas hotel room renovation project, which were not offset by additional operating expense accounts payable accruals due to reduced business levels during the six months ending June 30, 2008. For the six months ended June 30, 2007, net cash used in investing activities included $224.4 million held to retire our 11% Notes and net cash provided by financing activities included $225.0 million from our New Credit Facility which was executed on July 9, 2007.

         Our cash balances include amounts that could be required, upon five days' notice, to fund our CEO's (Mr. Westerman's) pension obligation in a rabbi trust. We pay Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to forbear on his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances, we may be required to disburse approximately $1.5 million for this purpose in a short period.

         We believe that our cash flow from operations, combined with our $23.3 million cash and cash equivalents, will be sufficient to cover our current debt service requirements and capital expenditures.

         On June 8, 2007, RHC and the Subsidiaries entered into the New Credit Facility. The New Credit Facility includes a $225 million seven-year term loan ("Term Loan"), and has no amortization for the first three years, and a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined. The New Credit Facility also includes a $20 million five-year revolving credit facility ("Revolving Credit Facility") under which we can obtain extensions of credit in the form of cash loans or standby letters of credit ("Standby L/Cs"). We are permitted to prepay the New Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans. The rate for the Term Loan and revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement that became effective June 29, 2007 that we entered into under the New Credit Facility, substantially the entire Term Loan portion of the New Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement). The New Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of our assets.

         We used substantially all of the proceeds of the Term Loan to discharge our obligations under the Indenture, dated June 26, 2002 (the "Indenture"), with The Bank of New York as trustee (the "Trustee"), governing the 11% Notes. On June 8, 2007 we deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

         We utilize derivative instruments for a substantial portion of our Term Loan to manage certain interest rate risk. Our interest rate swap agreement has a rate of 5.41% compared to the one month LIBOR rate of 2.38% effective through June 30, 2008. In addition, we pay 2.0% above the LIBOR Rate for a total cost of borrowing.

         The interest rate on loans under the Revolving Credit Facility will depend on whether they are in the form of revolving loans or swing line loans. For each revolving loan, the interest rate will depend on whether we elect to treat the loan as an "Alternate Base Rate" loan ("ABR Loan") or a LIBOR Rate loan. Swing line loans will bear interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that are ABR Loans. The applicable percentage for swing line loans ranges from 0.50% to 1% depending on the consolidated leverage ratio.

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

As of June 30, 2008, we believe that we are in compliance with the covenants of the $225 million Term Loan and all of our credit facilities. Our Consolidated Leverage Ratio was 5.8 for the four quarters ending June 30, 2008. The maximum allowable Consolidated Leverage Ratio pursuant to the Revolving Credit Facility is 6.5. However, the maximum Consolidated Leverage Ratio of 6.5 is only applicable if RHC has outstanding borrowings against its Revolving Credit Facility exceeding $2.5 million as of the end of the applicable quarter. As of June 30, 2008, RHC had no outstanding amounts due on our Revolving Credit Facility.

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, we have no off-balance sheet arrangements.

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

Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify them, or might affect our ability to achieve them, include, but are not limited to:

         o the effect of the termination of our previously announced strategic process to explore alternatives for maximizing shareholder value, and the possible resulting fluctuations in our stock price that will affect other parties' willingness to make a proposal to acquire us;

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

         o changes in our personnel or their compensation, including those resulting from changes in federal or state minimum wage requirements;

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

         o    other risk factors discussed elsewhere in this report and;

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

As of June 30, 2008, we had $225.6 million in borrowings. The borrowings include a $225 million Term Loan maturing in 2014 and three capital leases which mature in 2009, 2012 and 2013. The equipment leases have a fixed interest rate of 5.5%. The borrowings also include $215,000 in a special improvement district ("SID") bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million, is payable over ten years beginning in 2000. The SID bonds bear interest at 5.5%. We are not susceptible to interest rate risk because our outstanding debt is at fixed rates. As of June 30, 2008, we had no borrowing outstanding under our Revolving Credit Facility. As of June 30, 2008, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $225 million of borrowings under the Term Loan, which bears interest at LIBOR plus 2%. Under this interest rate swap agreement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 5.405% on the $220 million notional amount, which expires on June 8, 2014. In addition we pay 2.0% above the LIBOR Rate for a total cost of borrowing. The interest rate swap arrangement has periodic step-downs beginning in 2008 and expires on June 8, 2014. Although this interest rate swap agreement is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 7.405%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase /(decrease) in swap fair value as the swap does not qualify for hedge accounting.

A hypothetical one percent change in interest rate would not have a material effect on our financial statements, as the interest rate swap we currently have effectively locks our debt at 7.405%.

Interest Rate Sensitivity
Principal (Notional Amount by Expected Maturity)
Average Interest Rate
(Dollars in                                                                            Fair Value
thousands)                     2008   2009    2010    2011    2012  Thereafter  Total  at 6/30/08

Long-Term Debt Including
Current Portions
Equipment loans and
 capital leases-Las Vegas       $ 51    $ 76    $ 23    $ 24   $ 19               $ 193      $ 193
Average interest rate           5.5%    5.5%    5.5%    5.5%   5.5%

 $225 million Term Loan                      $ 1,125 $ 2,250 $2,250  $219,375 $ 225,000  $ 225,000
Average interest rate                           7.5%    7.5%   7.5%      7.5%

Equipment loans and
 capital leases-Black Hawk        29      43      44      44     45        26       231        231
Average interest rate           5.5%    5.5%    5.5%    5.5%   5.5%      5.5%

SID Bonds -
 Black Hawk, Colorado           $ 70   $ 145                                      $ 215      $ 215
Average interest rate           5.5%    5.5%
Total all long-term debt,
including current portions     $ 150   $ 264 $ 1,192 $ 2,318 $2,314  $219,401 $ 225,639  $ 225,639

Other Long-Term Liabilities
including Current Portion
CEO pension plan obligation    $ 500 $ 1,040                                    $ 1,540    $ 1,540
Average interest rate           9.7%    9.7%

Interest rate derivatives
Derivative instrument
  Pay fixed                                                           $220,265            $ 12,270
    Average receivable rate                                              2.4
    Average payable rate                                                 5.4

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15(d)
- 15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on The Company's financial position or results of our operations.

Item 1A.  Risk Factors.

Our annual report on Form 10-K for the fiscal year ended December 31, 2007 (our "2007 Form 10-K") contains a detailed discussion of our risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in our 2007 Form 10-K.

          * Those same uncertainties about our future prospects might add to our difficulties in finding suitable replacements for any of our executives or other key personnel if we lose their services.

          *  We are subject to Potential Exposure to Envirionmental Liabilities

                  Generally, we are subject to various federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply could result in the imposition of severe penalties or restrictions on our operations by governmental agencies or courts. We have experienced a diesel leak at our Las Vegas property. Our continuing efforts to monitor and remediate the effects of this leak, which occurred in 2002, have been affected by construction at neighboring projects. We are continuing to monitor this matter. In order to come to final resolution regarding this issue with the Nevada Department of Environmental Protection, we may be required to take remediation steps, including the excavation of the effected area. We are unable to estimate the cost of remediation at the present time. Riviera Black Hawk is located within a 400-square mile area that in 1983 was designated as the Clear Creek Central/City National Priorities List Site Study Area under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Although Riviera Black Hawk is not within any of the specific areas currently identified for investigation or remediation under that statute, environmental problems may subsequently be discovered, including in connection with any future construction on our property. Furthermore, governmental authorities could broaden their investigations and identify areas of concern within the site, we could be identified as a "potentially responsible party" and any related liability could have a material adverse effect on us. We do not have insurance to cover environmental liabilities, if we incur any.

Item 4. Submission of Matters to a Vote of Security Holders.

         At our annual meeting of shareholders on May 28, 2008, shareholders elected our board of directors.

         The number of votes cast for each director nominee, the number of votes cast against or withheld, and the number of abstentions or broker non-votes were as follows:


                                           Against or      Abstentions or
                               For          Withheld       Broker Nonvotes
                           ---------       ---------       ----------------
William L. Westerman       6,499,373       5,506,142            -0-
Jeffrey A. Silver          6,400,293       5,605,222            -0-
Paul A. Harvey             9,685,068       2,320,447            -0-
Vincent L. DiVito          9,685,276       2,320,239            -0-
James N. Land, Jr.         9,674,396       2,331,119            -0-

Shareholders also voted to ratify Ernst & Young as our independent auditors. The results were 11,571,204 votes for ratification, 338,884 against and 95,427 abstained.

Item 5.   Other Information

         None

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


                                        RIVIERA HOLDINGS CORPORATION


                                        By: /s/ William L. Westerman
                                        William L. Westerman
                                        Chairman of the Board and
                                        Chief Executive Officer

                                        By: /s/ Phillip B. Simons

                                        Phillip B. Simons
                                        Treasurer and
                                        Chief Financial Officer


                                        Date: August 7, 2008

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