Form 10-Q
period 2008-09-30
RIVIERA HOLDINGS CORP
filed 2008-11-10
CIK 899647

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

Mark One
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2008
                               ------------------------------------------------
                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from              to
                               ------------    -----------------------

                                 Commission file number  000-21430
                                                        ------------

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

              (702)794-9527
        -----------------------
 (Registrant's telephone number, including area code)

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

Non-accelerated filer ___ (Do not check if smaller reporting company)

Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X__

As of November 4, 2008, there were 12,498,555 shares of Common Stock, $.001 par value per share, outstanding.

                                            RIVIERA HOLDINGS CORPORATION

                                                        INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2008
(Unaudited) and December 31, 2007                                            3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months Ended September 30, 2008 and 2007                      4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Nine Months Ended September 30, 2008 and 2007                                5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         26

Item 4.   Controls and Procedures                                           27

PART II.  OTHER INFORMATION                                                 28

Item 1.  Legal Proceedings                                                  28

Item 1A.   Risk Factors                                                     28

Item 6.  Exhibits                                                           28

Signature Page                                                              29

Exhibits                                                                    30

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

The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)                  September 30   December 31
---------------------------------------------------------------------------------
                                                         2008            2007
ASSETS                                                (unaudited)
                                                     --------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                              $ 20,532      $ 28,819
   Restricted cash and investments                           2,772         2,772
   Accounts receivable, net of allowances
     of $277 and $437, respectively                          2,516         3,563
   Inventories                                                 968         1,455
   Prepaid expenses and other assets                         3,039         3,602
                                                     --------------  ------------
       Total current assets                                 29,827        40,211

PROPERTY AND EQUIPMENT, net                                183,283       172,865
OTHER ASSETS, net                                            2,710         2,940
DEFERRED INCOME TAXES, net                                   2,446         2,446
                                                     --------------  ------------
TOTAL                                                    $ 218,266     $ 218,462
                                                     ==============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of long-term debt                         $ 297         $ 226
   Current portion of obligation to officers                 1,000         1,000
   Notes payable                                             2,500             -
   Accounts payable                                         11,529        10,972
   Accrued interest                                             69           188
   Accrued expenses                                         11,890        14,279
                                                     --------------  ------------
     Total current liabilities                              27,285        26,665
 OBLIGATION TO OFFICER - net of current portion                285         1,063
 OBLIGATION UNDER SWAP AGREEMENT                            11,655        13,272
 LONG-TERM DEBT - Net of current portion                   225,320       225,288
                                                     --------------  ------------
       Total liabilities                                   264,545       266,288
                                                     --------------  ------------

COMMITMENTS and CONTINGENCIES (Note 7)

SHAREHOLDERS'  DEFICIENCY:
Common stock ($.001 par value; 60,000,000 shares
     authorized, 17,166,624 and 17,124,624 shares
     issued at September 30, 2008 and December 31,              17            17
     2007, respectively, and 12,498,555 and 12,456,555
     shares outstanding at September 30, 2008 and
     December 31, 2007, respectively)
   Additional paid-in capital                               19,646        18,925
   Treasury stock (4,668,069 shares at September 30,
         2008 and December 31, 2007, respectively)          (9,635)       (9,635)
   Accumulated deficit                                     (56,307)      (57,133)
                                                     --------------  ------------
      Total shareholders' deficiency                       (46,279)      (47,826)
                                                     --------------  ------------
TOTAL                                                    $ 218,266     $ 218,462
                                                     ==============  ============
See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007             Three Months Ended   Nine Months Ended
(In thousands, except per share  amounts) September 30,        September 30,
-------------------------------------------------------------------------------
REVENUES:                               2008       2007      2008        2007
                                      --------- ---------- --------- ----------
  Casino                              $ 21,516   $ 28,935  $ 71,062   $ 87,941
  Rooms                                 12,138     14,812    41,561     46,276
  Food and beverage                      6,939      7,976    22,487     24,937
  Entertainment                          3,549      4,102    10,182      9,959
  Other                                  1,657      1,684     5,136      5,041
                                      --------- ---------- --------- ----------
            Total revenues              45,799     57,509   150,428    174,154
   Less - promotional allowances        (5,591)    (5,129)  (16,643)   (16,082)
                                      --------- ---------- --------- ----------
            Net revenues                40,208     52,380   133,785    158,072
                                      --------- ---------- --------- ----------

COSTS AND EXPENSES:
 Direct costs and expenses of
  operating departments:
    Casino                              11,494     13,849    36,333     42,460
    Rooms                                6,377      7,520    19,645     21,619
    Food and beverage                    5,007      6,129    16,349     18,608
    Entertainment                        2,023      2,684     6,384      6,353
    Other                                  315        368       971      1,043
Other operating expenses:
    General and administrative:
        Share-based compensation           188        206       620        759
       Selling, general and
          adminstrative                 10,631     11,496    30,561     31,924
    Mergers, acquisitions and
         development costs                  59        160       104        448
    Depreciation and amortization        3,919      3,304    10,879      9,794
                                      --------- ---------- --------- ----------
        Total costs and expenses        40,013     45,716   121,846    133,008
                                      --------- ---------- --------- ----------
INCOME FROM OPERATIONS                     195      6,664    11,939     25,064
                                      --------- ---------- --------- ----------

OTHER INCOME (EXPENSE)
     Unrealized gain (loss) on
        derivatives                        615     (7,471)    1,617     (6,644)
     Loss on retirement of debt              -    (12,878)        -    (12,878)
     Interest expense, net              (4,274)    (4,569)  (12,730)   (17,660)
                                      --------- ---------- --------- ----------
        Other income (expense), net     (3,659)   (24,918)  (11,113)   (37,182)
                                      --------- ---------- --------- ----------
NET  INCOME  (LOSS)                   $ (3,464) $ (18,254)    $ 826  $ (12,118)
                                      ========= ========== ========= ==========

INCOME (LOSS) PER SHARE DATA:
Income (loss) per share:
   Basic                               $ (0.28)   $ (1.48)   $ 0.07    $ (0.98)
                                      --------- ---------- --------- ----------
   Diluted                             $ (0.28)   $ (1.48)   $ 0.07    $ (0.98)
                                      --------- ---------- --------- ----------
Weighted-average common shares
   outstanding                          12,412     12,326    12,387     12,303
                                      --------- ---------- --------- ----------
Weighted-average common and common
   equivalent shares                    12,412     12,326    12,547     12,303
                                      --------- ---------- --------- ----------

See notes to condensed consolidated financial statements

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007          Nine Months Ended
(in thousands)                                                   September 30,
--------------------------------------------------------------------------------
                                                               2008       2007
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $ 826   $(12,118)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation  and amortization                            10,879      9,794
    Provision for bad debts, net                                 222        214
    Stock Compensation - Restricted Stock                        462        588
    Stock Compensation - Stock Options                           158        171
    Loss on retirement of debt                                     -     12,878
    Amortization of deferred loan fees                           255        868
    (Increase)Decrease on swap fair value                     (1,617)     6,644
    Changes in operating (assets) and liabilities:
      Accounts receivable                                        825     (1,586)
      Inventories                                                487        313
      Prepaid expenses and other assets                          539        241
      Accounts payable                                        (2,551)      (980)
      Accrued interest                                          (119)      (910)
      Accrued expenses                                        (2,389)     1,910
      Deferred compensation plan liability                       (28)       (24)
      Obligation to officers                                    (750)      (750)
                                                            ---------  ---------
       Net cash provided by operating activities               7,199     17,253
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  - Las Vegas, Nevada              (16,349)    (4,530)
      Capital expenditures - Black Hawk, Colorado             (1,610)    (1,561)
      Restricted cash and investments                              -     (2,772)
                                                            ---------  ---------
       Net cash used in investing activities                 (17,959)    (8,863)
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term borrowings                          (127)  (223,798)
      Increase in deferred loan costs                              -     (1,902)
      Proceeds from exercise of stock options                    100          -
      Proceeds from line of credit                             2,500          -
      Proceeds from issuance of long-term debt                     -    225,000
                                                            ---------  ---------
        Net cash provided by (used in) financing activities    2,473       (700)
                                                            ---------  ---------
(DECREASE)INCREASE  IN CASH AND CASH EQUIVALENTS              (8,287)     7,690
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                28,819     25,285
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 20,532   $ 32,975
                                                            =========  =========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Property acquired with debt and accounts payable           $ 3,338      $ 439

  Cash paid for interest                                    $ 12,759   $ 17,958

See notes to condensed consolidated financial statements

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

Principles of Consolidation

The consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications, having no effect on net income have been made to the previously issued condensed consolidated financial statements to conform to the current period's presentation of the Company's condensed consolidated financial statements.

Earnings Per Share

Basic net income (loss) per share amounts are computed by dividing net income
(loss) by weighted average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income (loss) by weighted average shares outstanding, plus, the dilutive effect of common share equivalents during the period. The Company incurred a loss during the three month periods ended September 30, 2008 and 2007 and the nine month periods ended September 30, 2007 and, as a result 128,373, 267,801 and 266,385 of potentially dilutive options and non-vested restricted shares, respectively, were excluded from the diluted net loss per share calculation as the effect would be anti-dilutive. Additionally, there were 72,000 and 24,000 potentially dilutive non-employee, director options that were excluded from the diluted net income
(loss) per share calculation for the three and nine months ended September 30, 2008 and September 30, 2007, respectively, as the options' strike price exceeded the underlying stock price as of September 30, 2008.

Income Taxes

The income tax provision, if any, for the three and nine months ended September 30, 2008 and 2007, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided. Based on the history of net operating losses, and current year losses, it is more likely than not that the Company will not be able to recognize the deferred assets. As such, a valuation allowance has been established and the current year tax benefit has not been recognized.

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

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowances for receivables, estimated fair value for stock-based compensation, estimated fair value of derivative instruments and deferred tax assets. Actual results may differ from estimates.

Restricted Cash

This cash is held as a certificate of deposit for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for Workers Compensation. The cash is held in a one-year certificate of deposit, which matures in 2009. We do not believe this certificate of deposit will be required after it matures in 2009 and as such the certificate of deposit is held as a current asset.

Mergers, Acquisitions and Development Costs

Mergers, acquisitions and development costs consist of associated legal fees.

Derivative Instruments

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and all amendments and interpretations thereto. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of operations, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair value of our derivative instruments is based on Level 2 market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. The Company uses an interest rate swap to manage the mix of our debt between fixed and variable rate instruments, which were entered into on June 8, 2007. As of September 30, 2008, the Company has one interest rate swap agreement for the notional amount of $215 million. The Company has determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded a $615,000 gain and a $7.5 million loss for the change in fair value of this derivative instrument in the condensed consolidated statements of operations for the three month period ended September 30, 2008 and 2007, respectively. The Company has recorded a $1.6 million gain and a $6.6 million loss for the change in fair value of this derivative instrument in the condensed consolidated statements of operations for the nine month period ended September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles", which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective sixty days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of the provisions of SFAS 162 is not anticipated to materially impact our consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the entity's financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating SFAS 157 as it relates to nonfinancial assets and have not yet determined the impact the adoption will have on our consolidated financial statements.

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

2. OTHER ASSETS

Other assets included deferred loan fees of $1.5 million and $1.7 million as of September 30, 2008 and December 31, 2007, respectively. The deferred loan fees were associated with refinancing our debt on June 8, 2007. The Company is amortizing the deferred loan fees over the term of the loan.

3. LONG TERM DEBT AND COMMITMENTS

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the "Subsidiaries") entered into a $245 million Credit Agreement, the "New Credit Facility") with Wachovia Bank, National Association ("Wachovia"), as administrative agent.

The New Credit Facility includes a $225 million seven-year term loan ("Term Loan"), with no amortization for the first three years, a one percent amortization for each of years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down of 50% of excess cash flows, as defined. The New Credit Facility also includes a $20 million five-year revolving credit facility ("Revolving Credit Facility") under which RHC can obtain extensions of credit in the form of cash loans or standby letters of credit ("Standby L/Cs"). RHC is permitted to prepay the New Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of any LIBOR rate loans. The rate for the Term Loan was LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement that became effective June 29, 2007 that RHC entered into under the New Credit Facility, substantially the entire Term Loan, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% (7.405% for 2008) per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement). The New Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company's assets.

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

4. STOCK REPURCHASES

There were no shares of RHC common stock purchased by the Deferred Compensation Plan for the three months ended September 30, 2008 or 2007. The Deferred Compensation Plan distributed to participants 94,324 shares for the nine months ended September 30, 2007. No distribution was made for the nine months ended September 30, 2008.

5. SHARE-BASED PAYMENTS

The Company expensed $34,000 and $158,000 for options during the three and nine months ended September 30, 2008, respectively. The Company expensed $45,000 and $171,000 for options during the three and nine months ended September 30, 2007, respectively. To recognize the cost of option grants, the Company estimates the fair value of each director or employee option grant on the date of the grant using the Black-Scholes option pricing model. 24,000 options were granted solely to directors during the three months ended June 30, 2008. For the valuation of options granted in 2008, we assumed that the dividend yield was 0%. Three of the directors have reached the age of 62. The options for these directors were valued based on an options life expectancy of one year, a risk expected volatility of 55% and a risk-free interest rate of 2%. The options for the remaining director were valued based on an options life expectancy of 6.75 years, a risk expected volatility of 66% and a risk-free interest rate of 3.23%.

Additionally, the Company amortized $154,000 and $462,000 in restricted stock for the three and nine months ended September 30, 2008, respectively. The Company amortized $160,000 and $588,000 in restricted stock for the three and nine months ended September 30, 2007, respectively. Restricted stock was issued to several key management team members and directors in 2005. The restricted stock is amortized over a five year vesting period commencing on the date of issuance.

The activity for all stock options currently outstanding is as follows;

                                                  Weighted Average     Aggregate
                                  Shares    Share Exercise  Remaining  Intrinsic
                                               Price          Life       Value
Outstanding, June 30, 2008        240,000   $   8.99
   No Activity
                               -------------
Outstanding, September 30, 2008   240,000    $  8.99       6.75 years    $-0-
                               =============
Exercisable September 30, 2008    168,000   $   2.34       3.57 years   $841,680
                                ============

6. FAIR VALUE MEASUREMENT

During the nine months ended September 30, 2008, we adopted SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", and have not made any fair value elections with respect to any eligible assets or liabilities as permitted under the provisions of SFAS 159 to date. We also adopted SFAS 157, "Fair Value Measurements" during the nine months ended September 30, 2008, for financial and nonfinancial assets and liabilities measured on a recurring basis. We currently do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements. This standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable, and include situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table presents information about our financial liabilities measured at fair value on a recurring basis at September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

                    Quoted prices in   Significant    Significant   Balance at
                      Active Markets      Other     Unobservable   September 30,
                  For Identical Assets  Observable       Inputs       2008
                        (Level 1)        (Level 2)     (Level 3)     Inputs


Liabilities:

Interest rate swaps        -            $11,655            -        $11,655

The fair value of the interest rate swap is based on quoted market prices from a major commercial bank for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of our interest rate swap agreement and interest rate curves and are adjusted for the non-performance risk of either us or our counterparties, as applicable.

7. COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

RHC, ROC and RBH, entered into Salary Continuation Agreements (the "2008 Agreements") with three named executive officers and 59 other significant employees. The 2008 Agreements entitle such officers and employees certain compensation and benefits if ROC or RBH, as applicable, terminates their employment without cause (a "Company Termination") within a specified time period after a change in control of RHC, as follows:

         (i) The Agreements ROC and RHC entered into with 53 significant ROC employees entitle 51 such employees to six months of base salary and health insurance benefits, subject to such employees' duty to mitigate by obtaining similar employment elsewhere, in the event of a Company Termination within 12 months after a change in control. Two employees are entitled to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of RHC, with no duty to mitigate. Substantially similar Agreements were also entered into with 6 RBH employees, which include in such Agreements' definition of a "change in control" the sale of RBH by RHC and/or ROC to a non-affiliate of either the Company or ROC.

         (ii) The Agreement ROC and RHC entered into with William L Westerman, RHC's Chief Executive Officer, President and Chairman of the Board and Tullio J. Marchionne, RHC's Secretary and General Counsel and ROC's Secretary and Executive Vice President, entitle Mr. Westerman and Mr. Marchionne to 24 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of RHC. The Agreement ROC and RHC entered into with Mr. Simons, RHC's Treasurer and CFO and ROC's Vice President of Finance, entitles Mr. Simons to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of RHC.

The estimated total amount payable under all such agreements was approximately $5.7 million, which includes $710,000 in benefits, as of September 30, 2008.

Legal Proceedings and Related Events

The Company is party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company's financial position or results of the operations.

8. SEGMENT DISCLOSURES

The Company determines our segments based upon the review process of the Company's Chief Financial Officer who reviews by geographic gaming market segments: Riviera Las Vegas and Riviera Black Hawk. The key indicator reviewed by the Company's Chief Financial Officer is "property EBITDA", as defined below. All intersegment revenues and expenses have been eliminated.

                                 Three months ended         Nine months ended
                                     September 30,              September 30,
                                 ----------------------  ---------------------
(Dollars in thousands)              2008         2007          2008       2007
                                 ---------  -----------  ---------  ----------
Net Revenues:
   Riviera Las Vegas               $ 30,231     $ 37,940   $101,206   $ 116,597
   Riviera Black Hawk                 9,977       14,440     32,579      41,475
                                  ---------  -----------  ---------  ----------
       Total net revenues          $ 40,208     $ 52,380   $133,785   $ 158,072
                                  =========  ===========  =========  ==========

Property EBITDA (1):
  Riviera Las Vegas                $ 2,931      $ 6,131   $ 16,551    $ 24,143
  Riviera Black Hawk                 2,458        5,440      9,891      15,132

Other Costs and Expenses
   Corporate Expenses
        Equity-based compensation       188          206        620         759
        Other corporate expenses      1,028        1,237      2,900       3,210
   Depreciation and amortization      3,919        3,304     10,879       9,794
   Mergers, acquitions and
       development costs                 59          160        104         448
   Interest Expense, net              4,274        4,569     12,730      17,660
   Loss on retirement of debt             -       12,878          -      12,878
   Decrease(Increase) in value
       of deriviatives                 (615)       7,471     (1,617)      6,644
                                 -----------  -----------  ---------  ----------
               Total Other Costs
                  and Expenses        8,853       29,825     25,616      51,393
                                 -----------  -----------  ---------  ----------
               Net Income          $ (3,464)   $ (18,254)     $ 826   $ (12,118)
                                 ===========  ===========  =========  ==========

                                September 30  December 31
                               -------------  -----------
Property and Equipment, net         2008          2007
                               -------------  -----------
Las Vegas                         $ 121,587    $ 109,885
Black Hawk                           61,696       62,980
                               -------------  -----------
         Total Property and
           Equipment, net         $ 183,283    $ 172,865
                               =============  ===========

Capital Expenditures
Las Vegas                         $ 19,358
Black Hawk                           1,939
                              -------------
   Total Capital Expenditures     $ 21,297
                              =============

(1)Property EBITDA consists of earnings before interest, income taxes, depreciation, and amortization. Property EBITDA is presented solely as a supplemental disclosure because we believe that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors. We use property-level EBITDA (property EBITDA before corporate expense) as the primary measure of our business segment properties' performance, including the evaluation of operating personnel. Property EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA. Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do. A reconcillation of property EBITDA to net income (loss) is included in these financial schedules.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook and Recent Developments

General

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada ("Riviera Las Vegas"), and the Riviera Black Hawk Casino in Black Hawk, Colorado ("Riviera Black Hawk").

Our capital expenditures for Riviera Las Vegas are geared to maintain the hotel rooms and amenities in sufficient condition to compete for customers in the convention and mature adult markets. Room rental rates and slot revenues are the primary factors driving our operating margins. We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in, slot club activities and slot ticket redemptions.

In Black Hawk, the $5 maximum bet restricts our ability to generate table games revenue, and the area is basically a "locals" slot customer market. Our capital expenditures in Black Hawk are geared toward maintaining competitive slot machines in comparison to the market.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from operations does not include intercompany management fees.

                                                  Third Quarter
                                                             Incr/         Incr/
                         (In Thousands)     2008     2007  $ (Decr)      %(Decr)
                                            ----     ----  -------      --------

Net Revenues
   Riviera Las Vegas                     $30,231  $37,940   $ (7,709)     (20.3%)
   Riviera Black Hawk                      9,977   14,440     (4,463)     (30.9%)
                                           -----   ------  ---------
      Total Net Revenues                 $40,208  $52,380   $(12,172)     (23.2%)
                                         =======  =======  =========

Property Income from Operations
   Riviera Las Vegas                        $229   $4,572    $(4,343)     (95.0%)
   Riviera Black Hawk                      1,241    3,695     (2,454)     (66.4%)
                                           -----    -----  ----------
   Property Income from Operations        $1,470   $8,267    $(6,797)     (82.2%)
                                          ======   ======    ========
   Corporate Expenses
         Equity Compensation               (188)    (206)         18        8.7%
         Other Corporate Expense         (1,028)  (1,237)        209       16.9%
    Mergers Acquisitions and
           Development Costs                (59)    (160)        101       63.1%
                                            ----    -----        ---
        Total Income from Operations        $195   $6,664    $(6,469)     (97.1%)
                                            ====   ======    ========

Operating Margins (1)
   Riviera Las Vegas                        0.8%    12.1%                (11.3%)
   Riviera Black Hawk                      12.4%    25.6%                (13.2%)

(1) Operating margins represent income from operations as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues for the three months ended September 30, 2008 were $30.2 million, a decrease of $7.7 million, or 20.3%, from $37.9 million for the comparable period in the prior year.

           Casino revenues for the three months ended September 30, 2008 were $11.8 million, a decrease of $3.1 million, or 20.5%, from $14.9 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenue was $9.1 million, a decrease of $1.8 million, or 18.3%, from $10.9 million and table game revenue was $2.4 million, a decrease of $0.7 million, or 22.7% from $3.1 million. Slot machine and table game revenues decreased primarily due to lower slot machine and table game amounts wagered as a result of less hotel occupancy, the effects of the slow economy on consumer spending and encumbered access due to construction at neighboring projects. Slot machine win per unit per day for the three months ended September 30, 2008 was $107.88, a decrease of $18.66, or 14.8%, from $126.34 for the comparable period in the prior year.

         Room rental revenues for the three months ended September 30, 2008 were $12.1 million, a decrease of $2.7 million, or 18.1%, from $14.8 million for the comparable period in the prior year. The decrease in room rental revenues was primarily due to a 12.9% decrease in occupied rooms and a 5.0% decrease in average daily room rates. The decrease in occupancy was primarily the result of lower leisure and convention segment occupancy due to weaker economic conditions and higher travel costs. The decrease in average daily room rates was due to lower leisure segment room rates. This was due to increased room supply at competing Las Vegas hotel and casino properties resulting in significant downward market pressure on hotel room rental rates.

         Hotel room occupancy percentage for the three months ended September 30, 2008, was 87.1% compared to 93.9% for the same period in the prior year. The hotel room occupancy percentage is calculated by dividing total occupied rooms by total rooms available for sale. Room renovations were the primary reason that 7.3% of the hotel rooms were unavailable during the third quarter of 2008. During the third quarter of 2008, 50.1% and 34.7% of the occupied rooms were leisure and convention segment rooms, respectively. Average daily room rental rate, or ADR, was $75.17, a decrease of $3.96, or 5.0%, from $79.13 for the comparable period in the prior year. The decrease in ADR was due primarily to a $16.85, or 24.6%, decrease in leisure segment room rental rates to $51.58 from $68.43 for the comparable period in the prior year. Revenue per available room, or RevPar, was $65.47, a decrease of $8.81, or 11.9%, from $74.28 for the comparable period in the prior year. The decrease in RevPar was the result of decreases in occupied rooms and average daily room rental rates as described above.

         Food and beverage revenues for the three months ended September 30, 2008 was $5.6 million, a decrease of $0.9 million, or 14.6%, from $6.5 million for the comparable period in the prior year. The decrease in food and beverage revenue was due primarily to a $0.8 million decrease in food revenue. Food covers decreased 9.7% and the average check decreased 5.8% from the comparable period in the prior year as a result of the weak economy, reduced hotel occupancy and strategic closure of select food and beverage outlets during low volume periods. Food and beverage revenues include $1.3 million in revenues related to items offered to high-value guests on a complimentary basis.

         Entertainment revenues for the three months ended September 30, 2008 were $3.5 million, a decrease of $0.6 million, or 13.5%, from $4.1 million for the comparable period in the prior year. The decrease in entertainment revenue is due to lower ticket sales in all our entertainment venues primarily as a result of lower occupancy and the weaker economy.

         Promotional allowances for the three months ended September 30, 2008 were $4.4 million, an increase of $0.5 million, or 12.4%, from $3.9 million for the comparable period in the prior year. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players. The increase in promotional allowances is due primarily to more aggressive offerings designed to increase casino and hotel room rental revenues.

Costs and Expenses

         Casino costs and expenses for the three months ended September 30, 2008 were $6.7 million, a decrease of $1.2 million, or 14.8%, from $7.9 million for the comparable period in the prior year. The decrease in casino expenses is primarily due to a reduction in slot and table game payroll and related costs which partially offset the $3.1 million decrease in casino revenue.

         Room rental costs and expenses for the three months ended September 30, 2008 were $6.4 million, a decrease of $1.1 million, or 15.2%, from $7.5 million for the comparable period in the prior year. The decrease in room rental expenses partially offsets the $2.7 million decrease in room rental revenues and is primarily due to reduced payroll and related costs in conjunction with a 12.9% decrease in occupied rooms.

         Food and Beverage costs and expenses for the three months ended September 30, 2008 were $4.6 million, a decrease of $1.1 million, or 19.1%, from $5.7 million for the comparable period in the prior year. The decrease in food and beverage costs and expenses was due to reduced food and beverage cost of sales, less payroll and related costs and less food and beverage operating expenses to partially offset the $0.9 million decrease in food and beverage revenues. Plus, to manage costs, several food and beverage outlets were closed during lower occupancy periods.

         Entertainment department costs and expenses for the three months ended September 30, 2008 were $2.0 million, a decrease of $0.7 million, or 24.6%, from $2.7 million for the comparable period in the prior year. The decrease in entertainment department costs and expenses is primarily due to $0.4 million reduction in contractual payments to the entertainment producers as a result of less ticket sales and entertainment revenues.

Income from Operations

            Income from operations for the three months ended September 30, 2008 were $0.2 million, a decrease of $4.4 million, or 95.0%, from $4.6 million for the comparable period in the prior year. The decrease is principally due to decreased casino, room rental and food and beverage revenues without offsetting costs and expenses reductions.

         Operating margins were 0.8% for the three months ended September 30, 2008 in comparison to 12.1% for the comparable period in the prior year. Operating margins decreased primarily due to revenue decreases in the high margin slot and room rental operations without correlating decreases in costs and expenses. Slot revenues decreased $1.8 million, or 18.3% and room revenues decreased $2.7 million, or 18.1%. Occupied rooms decreased by 12.9% and the average daily room rental rate decreased by 5.0%.

Riviera Black Hawk

Revenues

         Net revenues for the three months ended September 30, 2008 were $10.0 million, a decrease of $4.4 million, or 30.9%, from $14.4 million for the comparable period in the prior year. The decrease was primarily due to a slot machine revenue decrease of $4.2 million, or 31.1%, to $9.5 million from $13.7 million for the comparable period in the prior year. Slot machine revenue per unit per day was $125.24, a decrease of $41.60, or 24.9%, from $166.84 for the comparable period in the prior year. The decrease in slot machine revenues was primarily the result of less slot machine wagering due to increased fuel costs, weak economic conditions and the effects of the smoking ban in Colorado which went into effect January 1, 2008.

         Food and beverage revenues for the three months ended September 30, 2008 were $1.4 million, a decrease of $0.1 million, or 6.0%, from $1.5 million for the comparable period in the prior year. The decrease was due primarily to less customer redemption of player points earned and coupons for complimentary food and beverage items. Food and beverage revenues include revenues related to items offered to high-value guests on a complimentary basis. These revenues represent approximately 70% of total food and beverage revenues.

Costs and Expenses

         Casino expenses for the three months ended September 30, 2008 were $4.8 million, a decrease of $1.2 million, or 19.9%, from $6.0 million for the comparable period in the prior year. The decrease in casino expenses is due primarily to a reduction in slot machine related labor costs to partially offset the $4.2 million decrease in slot machine revenue.

         General and administrative expenses for the three months ended September 30, 2008 were $2.4 million, a decrease of $0.2 million, or 10.0%, from $2.6 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to payroll and related costs reductions to offset the $4.4 million reduction in net revenues.

Income from Operations

         Income from operations for the three months ended September 30, 2008 were $1.2 million, a decrease of $2.5 million, or 66.4%, from $3.7 million for the comparable period in the prior year. The decrease is related primarily to the decreased slot revenues as described above.

         Operating margins were 12.4% for the three months ended September 30, 2008 in comparison to 25.6% for the comparable period in the prior year. Operating margins decreased primarily due to a $4.2 million decrease in slot machine revenues within our high operating margin slot operation without correlating reductions in costs and expenses.

Consolidated Operations

Other Expense

                  Other expense for the three months ended September 30, 2008 was $3.7 million, a decrease of $21.2 million, or 85.3%, from $24.9 million for the comparable period in the prior year. The decrease is primarily due to a $12.9 million loss on retirement of debt recorded during the third quarter of 2007 and a decrease of $8.1 million in the amount recorded for unrealized loss on derivatives. The loss on retirement of debt was related to the retirement of our 11% Notes as described below under Liquidity and Capital Resources. Unrealized gain on derivatives for the three months ended September 30, 2008 were $0.6 million compared to a loss of $7.5 million for the comparable period in the prior year. The gain and loss on derivatives is the result of changes in the valuation of our interest rate swap agreement which is referenced in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Net Loss

            Net Loss for the three months ended September 30, 2008 was $3.5 million, a decrease of $14.8 million, from $18.3 million for the comparable period in the prior year. The decrease in net loss is primarily due to the $21.2 million decrease in other expense as described above partially offset by a $6.5 million decrease in consolidated income from operations.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth certain operating data for Riviera Las Vegas and Riviera Black Hawk for the periods indicated. Income from operations does not include intercompany management fees.

                                              Nine Months
                                                                 Incr/    Incr/
                    (In Thousands)        2008       2007       (Decr)  (Decr)%
                                          ----       ----       ------  -------

Net Revenues
   Riviera Las Vegas                  $101,206   $116,597    $(15,391)   (13.2%)
   Riviera Black Hawk                   32,579     41,475      (8,896)   (21.4%)
                                        ------     ------      -------
      Total Net Revenues              $133,785   $158,072    $(24,287)   (15.4%)
                                      ========   ========    =========

Income from Operations
   Riviera Las Vegas                    $9,983    $19,277     $(9,294)   (48.2%)
   Riviera Black Hawk                    5,580     10,204      (4,624)   (45.3%)
                                         -----     ------  ----------
   Property Income from Operations      15,563     29,481     (13,918)   (47.2%)
   Corporate Expenses
        Equity Compensation                620        759         139     18.3%
        Other Corporate Expenses         2,900      3,210         310      9.7%
    Mergers, Acquisitions and
           Development Costs               104        448         344     76.8%
                                           ---        ---        ----

         Total Income from Operations  $11,939    $25,064    $(13,125)   (52.4%)
                                       =======    =======   =========

Operating Margins (1)
   Riviera Las Vegas                     9.9%     16.5%                  (6.6%)
   Riviera Black Hawk                   17.1%     24.6%                  (7.5%)

 (1) Operating margins represent income from operations as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

         Net revenues for the nine months ended September 30, 2008 were $101.2 million, a decrease of $15.4 million, or 13.2%, from $116.6 million for the comparable period in the prior year.

         Casino revenues for the nine months ended September 30, 2008 were $39.3 million, a decrease of $8.3 million, or 17.3%, from $47.6 million for the comparable period in the prior year. Casino revenues are primarily comprised of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenue was $29.5 million, a decrease of $5.0 million, or 16.6%, from $34.5 million and table game revenue was $8.2 million, a decrease of $1.9 million, or 19.1% from $10.1 million. Slot machine win per unit per day was $117.86, a decrease of $17.49, or 12.9%, from $135.35 for the comparable period in the prior year. Slot machine and table game revenues decreased primarily due to lower slot machine and table game amounts wagered as a result of reduced hotel occupancy, the effect of a weak economy on consumer spending and encumbered access due to construction at neighboring projects.

         Room rental revenues for the nine months ended September 30, 2008 were $41.6 million, a decrease of $4.7 million, or 10.2%, from $46.3 million for the comparable period in the prior year. The decrease in room rental revenue was primarily due to a 25.3% decrease in leisure segment occupied rooms due to higher travel costs and the weaker economy. Hotel room occupancy percentage for the nine months ended September 30, 2008, was 84.4% in comparison to 94.1% for the comparable period in the prior year. The hotel room occupancy percentage is calculated by dividing total occupied rooms by total rooms available for sale. Room renovations were the primary reason that 6.5% of hotel rooms were unavailable in 2008. For the nine months ended September 30, 2008, 41.3% and 40.2% of occupied rooms were leisure and convention segment rooms, respectively. Average daily room rental rate, or ADR, was $88.29, an increase of $5.16, or 6.2%, from $83.13 for the comparable period in the prior year. The increase in ADR was due primarily to an $8.40, or 8.5%, increase in convention room rates. Revenue per available room, or RevPar, was $74.51, a decrease of $3.73, or 4.8%, from $78.24 for the comparable period in the prior year. The decrease in RevPar was due to lower occupancy as described above.

         Food and beverage revenues for the nine months ended September 30, 2008 were $18.6 million, a decrease of $2.4 million, or 11.4%, from $21.0 million for the comparable period in the prior year. The decrease is due to a $1.8 million food revenue and $0.6 million beverage revenue reduction primarily as a result of the weak economy, reduced hotel occupancy, less gaming customers and strategic closure of select food and beverage outlets during low volume periods. Food covers decreased primarily in the buffet, coffee shop and the sports book delicatessen and drinks served decreased primarily in the casino bars. Food and beverage revenues include items offered to high-value guests on a complimentary basis.

         Entertainment revenues for the nine months ended September 30, 2008 were $10.2 million, an increase of $0.2 million, or 2.3%, from $10.0 million for the comparable period in the prior year. The increase is due to additional ticket sales at our show in the Versailles Theater ("ICE"), which opened April 23, 2007. Ticket sales decreased in all other entertainment venues.

Costs and Expenses

         Casino costs and expenses for the nine months ended September 30, 2008 were $21.6 million, a decrease of $3.4 million, or 13.6%, from $25.0 million for the comparable period in the prior year. The decrease in casino costs and expenses is due primarily to a reduction in slot and table game payroll and related costs in order to partially offset the $8.3 million decrease in casino revenue.

         Room rental costs and expenses for the nine months ended September 30, 2008 were $19.6 million, a decrease of $2.0 million, or 9.1%, from $21.6 million for the comparable period in the prior year. The decrease in room rental costs and expenses was due primarily to reduced payroll and related costs and less operating expenses in order to partially offset a $4.7 million decrease in room rental revenues.

         Food and beverage costs and expenses for the nine months ended September 30, 2008 were $15.3 million, a decrease of $2.1 million, or 12.2%, from $17.4 million for the comparable period in the prior year. The decrease in food and beverage cost and expenses is due primarily to a reduction in food and beverage cost of goods, payroll and related costs and other expenses to offset a $2.4 million food and beverage revenue decrease. Additionally, several food and beverage outlets have been closed during low volume periods to reduce costs and expenses.

Income from Operations

         Income from operations for the nine months ended September 30, 2008 was $10.0 million, a decrease of $9.3 million, or 48.2%, from $19.3 million for the comparable period in the prior year. The decrease is primarily due to lower casino and room rental revenues without offsetting reductions in costs and expenses.

Operating margins were 9.9% for the nine months ended September 30, 2008 in comparison to 16.5% for the comparable period in the prior year. Operating margins decreased primarily due to a $5.0 million revenue decrease in our high margin slot operations resulting in a $17.49, or 12.9%, reduction in slot machine win per unit per day and a $4.7 million decrease in room rental revenues resulting in a $3.73, or 4.8% reduction in RevPar.

Riviera Black Hawk

Revenues

         Net revenues for the nine months ended September 30, 2008 were $32.6 million, a decrease of $8.9 million, or 21.4%, from $41.5 million for the comparable period in the prior year.

         Casino revenues for the nine months ended September 30, 2008 were $31.7 million, a decrease of $8.7 million, or 21.4%, from $40.4 million for the comparable period in the prior year. The decrease was primarily due to a slot machine revenue decrease of $8.5 million, or 21.5%, to $30.9 million from $39.4 million for the comparable period in the prior year. Slot machine revenue per unit per day was $131.34, a decrease of $27.82, or 17.5%, from $159.16 for the comparable period in the prior year. The decrease in slot machine revenue was primarily the result of less slot machine wagering due to the effects of high fuel costs, a weak economy and the smoking ban in Colorado which went into effect January 1, 2008.

Costs and Expenses

         Casino costs and expenses for the nine months ended September 30, 2008 were $14.7 million, a decrease of $2.7 million, or 15.5%, from $17.4 million for the comparable period in the prior year. The decrease in casino expenses is primarily due to a reduction in slot and table game payroll and related costs which partially offset the $8.7 million decrease in casino revenue.

         General and administrative expenses for the nine months ended September 30, 2008 were $7.0 million, a decrease of $0.8 million, or 10.4%, from $7.8 million for the comparable period in the prior year. The decrease in general and administrative expenses was due to a credit adjustment of $0.4 million for employee benefits and a reduction in accrued management incentives of $0.4 million.

Income from Operations

           Income from operations for the nine months ended September 30, 2008 were $5.6 million, a decrease of $4.6 million, or 45.3%, from $10.2 million for the comparable period in the prior year. The decrease is primarily due to the decrease in slot machine revenue without offsetting reductions in costs and expenses.

         Operating margins were 17.1% for the nine months ended September 30, 2008 in comparison to 24.6% for the comparable period in the prior year. Operating margins decreased primarily due to an $8.5 million slot machine revenue decrease in our high margin slot operations.

Consolidated Operations

Other Expense

          Other expenses for the nine months ended September 30, 2008 were $11.1 million, a decrease of $26.1 million, or 70.1%, from $37.2 million for the comparable period in the prior year. The decrease is primarily due to a $12.9 million loss on retirement of debt, a decrease of $8.2 million in the amount recorded for unrealized gain (loss) on derivatives and a decrease of $4.9 million in interest expense, net of interest income. The loss on retirement of debt was related to the retirement of our 11% Notes as described below under Liquidity and Capital Resources. Unrealized gain on derivatives was $1.6 million for the nine months ended September 30, 2008 compared to an unrealized loss on derivatives of $6.6 million for the comparable period in the prior year. The gain and loss on derivatives is the result of changes in the valuation of our interest rate swap agreement which is referenced in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Interest expense decreased as a result of reduced borrowing costs associated with our New Credit Facility executed June 2007.

Net Income

     Net income for the nine months ended September 30, 2008 was $0.8 million, an increase of $12.9 million, or 108.8%, from a $12.1 million net loss for the comparable period in the prior year. The increase is due primarily to a $26.1 million reduction in other expenses partially offset by a $13.1 million decrease in consolidated income from operations.

Liquidity and Capital Resources

     At September 30, 2008 we had cash and cash equivalents of $20.5 million. Our cash and cash equivalents decreased by $8.3 million during the nine months ended September 30, 2008 due to $18.0 million in net cash used in investing activities partially offset by $7.2 million in net cash provided by operating activities and $2.5 million in net cash provided by financing activities. Cash and cash equivalents increased $7.7 million during the nine months ended September 30, 2007 due to $17.3 million in net cash from provided by operating activities partially offset by $8.9 million in net cash used in investing activities and $0.7 million in net cash used in financing activities. Net cash used in investing activities includes $14.4 million and $1.5 million in capital expenditures related to our Las Vegas hotel room renovation project for the nine months ended September 30, 2008 and 2007, respectively. Additionally, net cash used in investing activities for the nine months ended September 30, 2007 included a $2.7 million reduction for restricted cash set aside for our workers compensation self insurance program. Net cash provided by operating activities included $4.0 million and $1.8 million in cash reductions due to changes in operating assets and liabilities for the nine months ended September 30, 2008 and 2007, respectively. The cash reductions due to changes in operating assets and liabilities for the nine months ended September 30, 2008 were due primarily to a $4.9 million decrease in accounts payable and accrued expenses principally due to payment timing differences. The cash reductions due to changes in operating assets and liabilities for the nine months ended September 30, 2007 were due primarily to a $1.8 million decrease in operating inventories. Net cash provided by financing activities for the nine months ended September 30, 2008 included $2.5 million drawn against our Revolving Credit Facility and net cash used in financing activities for the nine months ended September 30, 2007 included a $215.9 million payment to retire our 11% Notes described below and $225.0 million in proceeds from our New Credit Facility.

     Our cash balances include amounts that could be required, upon five days' notice, to fund our CEO's (Mr. Westerman's) pension obligation in a rabbi trust. We pay Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to forbear on his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time. Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances, we may be required to disburse approximately $1.3 million for this purpose in a short period.

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

         We utilize derivative instruments for a substantial portion of our Term Loan to manage certain interest rate risk. Our interest rate swap agreement has a rate of 5.41% compared to the one month LIBOR rate of 3.28% effective through September 30, 2008.

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

     As of September 30, 2008, we are in compliance with the covenants of the $225 million Term Loan and all of our credit facilities. Our Consolidated Leverage Ratio was 7.1 for the four quarters ending September 30, 2008. The maximum allowable Consolidated Leverage Ratio pursuant to the Revolving Credit Facility is 6.5. However, the maximum Consolidated Leverage Ratio of 6.5 is only applicable if RHC has outstanding borrowings against its Revolving Credit Facility exceeding $2.5 million as of the end of the applicable quarter. As of September 30, 2008, RHC has $2.5 million outstanding on its Revolving Credit Facility.

Current Economic and Operating Environment

We believe that due to a number of factors affecting consumers, including but not limited to a slowdown in global economies, contracting credit markets and reduced consumer spending, the outlook for the gaming and hospitality industries remains highly uncertain. High travel costs have resulted in fewer visitors coming to the Las Vegas and Black Hawk markets, resulting in lower casino volumes and a reduced demand for hotel rooms. Based on these adverse circumstances, we believe that the Company will continue to experience lower than expected hotel occupancy rates and casino volumes.

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

  o our ability to meet the affirmative and negative covenants set forth in our New Credit Facility and avoid an event of default;

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

  o changes or developments in laws, regulations or taxes in the gaming industry; specifically in Nevada where initiatives have been proposed to raise the gaming and hotel room tax;

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

As of September 30, 2008, we had $228.1 million in borrowings. The borrowings include a $225.0 million Term Loan maturing in 2014 and three capital leases maturing in 2009, 2012 and 2013. The capital leases have a fixed interest rate of 5.5%. The borrowings also include a $215,000 special improvement district ("SID") bond offering with the City of Black Hawk. Our share of the debt on the SID bonds of $1.2 million is payable over ten years beginning in 2000. The SID bonds bear interest at rate of 5.5%. We are not susceptible to interest rate risk because our outstanding debt is primarily at fixed rates. As of September 30, 2008, we had $2.5 million outstanding under our Revolving Credit Facility. The Revolving Credit Facility amount outstanding bears interest at LIBOR plus 2%. As of September 30, 2008, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $225.0 million of borrowings under the Term Loan, which bears interest at LIBOR plus 2%. Under this interest rate swap agreement, we pay a fixed rate of 5.405% plus 2% on the $218 million notional amount, which expires on June 8, 2014. The interest rate swap arrangement has periodic step-downs beginning in 2008 and expiring June 8, 2014. Although this interest rate swap agreement is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at 7.405%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase /(decrease) in swap fair value as the swap does not qualify for hedge accounting.

A hypothetical one percent change in interest rate would not have a material effect on our financial statements, as the interest rate swap we currently have effectively locks our debt at 7.405%.

Interest Rate Sensitivity
Principal (Notional Amount by Expected Maturity)
Average Interest Rate
(Dollars in                                                                                  Fair Value
thousands)                     2008    2009    2010     2011    2012   Thereafter    Total   at 9/30/08

Long-Term Debt Including
   Current Portions
Equipment loans and
 capital leases-Las Vegas      $ 48     $ 76    $ 23     $ 24    $ 19                 $ 190      $ 190
Average interest rate          5.5%     5.5%    5.5%     5.5%    5.5%

 $225 million Term Loan                      $ 1,125  $ 2,250 $ 2,250  $ 219,375  $ 225,000  $ 225,000
Average interest rate                           7.5%     7.5%    7.5%       7.5%

Notes payable               $ 2,500                                                 $ 2,500    $ 2,500
Average interest rate          6.0%

Equipment loans and
 capital leases-Black Hawk     $ 10    $ 43    $ 44      $ 44    $ 45      $ 26       $ 212      $ 212
Average interest rate          5.5%     5.5%    5.5%     5.5%    5.5%       5.5%

SID Bonds -
 Black Hawk, Colorado          $ 70    $ 145                                          $ 215      $ 215
Average interest rate          5.5%     5.5%
Total all long-term debt,
including current portions  $ 2,628    $ 264 $ 1,192  $ 2,318 $ 2,314  $ 219,401  $ 228,117  $ 228,117

Other Long-Term Liabilities
  including Current Portion
CEO pension plan obligation   $ 250  $ 1,035                                        $ 1,285    $ 1,285
Average interest rate          9.7%     9.7%

Interest rate derivatives
Derivative instrument
  Pay fixed                                                            $ 215,795              $ 11,655
    Average receivable rate                                                 3.7
    Average payable rate                                                    5.4

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15(d)
- 15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on The Company's financial position or results of our operations.

Item 1A.  Risk Factors.

Our annual report on Form 10-K for the fiscal year ended December 31, 2007 (our "2007 Form 10-K") contains a detailed discussion of our risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in our 2007 Form 10-K.

|X|      We are subject to Potential Exposure to Envirionmental Liabilities

                  Generally, we are subject to various federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply could result in the imposition of severe penalties or restrictions on our operations by governmental agencies or courts. We experienced a diesel leak at our Las Vegas property. Our continuing efforts to monitor and remediate the effects of this leak, which occurred in 2002, have been affected by construction at neighboring projects. We are continuing to monitor this matter. In order to come to final resolution regarding this issue with the Nevada Department of Environmental Protection, we may be required to take remediation steps, including the excavation of the effected area. We are unable to estimate the cost of remediation at the present time. Riviera Black Hawk is located within a 400-square mile area that in 1983 was designated as the Clear Creek Central/City National Priorities List Site Study Area under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Although Riviera Black Hawk is not within any of the specific areas currently identified for investigation or remediation under that statute, environmental problems may subsequently be discovered, including in connection with any future construction on our property. Furthermore, governmental authorities could broaden their investigations and identify areas of concern within the site, we could be identified as a "potentially responsible party" and any related liability could have a material adverse effect on us. We do not have insurance to cover environmental liabilities, if we incur any.

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


                                        RIVIERA HOLDINGS CORPORATION


                                        By: /s/ William L. Westerman
                                        William L. Westerman
                                        Chairman of the Board and
                                        Chief Executive Officer

                                        By: /s/ Phillip B. Simons
                                        Phillip B. Simons
                                        Treasurer and
                                        Chief Financial Officer


                                        Date: November 7, 2008

                   Exhibits


Exhibits:

10.1(A)* Forms of Salary Continuation Agreements with Riviera Holdings
         Corporation, Riviera Operating Corporation and Riviera Black Hawk, Inc. dated May 27 2008 and August 12, 2008.

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


 * Management contract or compensatory plan or arrangement