Form 10-K
period 2008-12-31
RIVIERA HOLDINGS CORP
filed 2009-03-31
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-21430

RIVIERA HOLDINGS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0296885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (702) 734-5110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NYSE Amex

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

Based on the closing sale price of the registrant's common stock on the NYSE Amex on June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $126,860,333.

As of March 30, 2009, the number of outstanding shares of the registrant's common stock was 12,477,855.

Page 1 of 93 pages
Exhibit Index Appears on Page 90 hereof

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

Item 1.	Business	1

	General	1
	Recent Events	1
	Riviera Las Vegas	2
	Riviera Black Hawk	7
	Geographical Markets	8
	Competition	10
	Employees and Labor Relations	12
	Regulation and Licensing	12
	Federal Registration	22

Item 1A.	Risk Factors	22

Item 1B.	Unresolved Staff Comments	35

Item 2.	Properties	35

Item 3.	Legal Proceedings	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36

Item 6.	Selected Financial Data	39

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39

	Results of Operations	40
	2008 Compared to 2007	40
	2007 Compared to 2006	46
	Liquidity and Capital Resources	48
	Current Economic and Operating Environment	49
	Off-Balance Sheet Arrangements	49
	Contractual Obligations	50
	Critical Accounting Policies and Estimates	50
	Recently Issued Accounting Standards	52
	Forward-Looking Statements	53

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	55

Item 8.	Financial Statements and Supplementary Data	56

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57

i

ii

PART I

Item 1.	Business

General

Riviera Holdings Corporation, a Nevada corporation (the “Company”), through its wholly-owned subsidiary, Riviera Operating Corporation, owns and operates the Riviera Hotel & Casino (“Riviera Las Vegas”) located on the Las Vegas Boulevard in Las Vegas, Nevada. Riviera Las Vegas, which opened in 1955, has a long-standing reputation for delivering traditional Las Vegas-style gaming, entertainment and other amenities.  The Company was incorporated in Nevada on January 27, 1993.

The Company, through its wholly owned subsidiary, Riviera Black Hawk, Inc., owns and operates the Riviera Black Hawk Casino (“Riviera Black Hawk”), a limited-stakes casino in Black Hawk, Colorado, which opened on February 4, 2000.

The Company determines segments based upon geographic gaming markets and reviews corporate expenses separately.  The Company has two segments: the Las Vegas, Nevada market and the Black Hawk, Colorado market.  Operating results for each segment are disclosed in Note 18 of the Notes to the Consolidated Financial Statements included in this document.

The Company maintains an Internet website at www.rivierahotel.com and makes available on the website, free of charge, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (the “SEC”).  The Company has included its website address in this filing only as a textual reference.  The information contained on that website is not incorporated by reference into this Annual Report on Form 10-K.

Recent Events

Our current debt consists of a seven year $225 million term loan which matures on June 8, 2014 (the “Term Loan”) and a $20 million five year revolving credit facility (the “Revolving Credit Facility” together with the Term Loan, the “New Credit Facility”).  On February 26, 2009, the Company received a notice of default on its New Credit Facility (see Note 10 to the Consolidated Financial Statements contained in this Form 10-K for the year ended December 31, 2008) from Wachovia Bank, National Association (“Wachovia”), the administrative agent.  The notice of default (the “Notice”) relates to our New Credit Facility and is the result of the Company’s failure to provide a Deposit Account Control Agreement (a “DACA”) from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provides that as a result of the default, the Company will no longer have the option to request LIBOR Rate loans.  As a result of losing the availability of LIBOR Rate loans under the New Credit Facility, the interest rate on the Term Loan will increase from approximately 7.5% to 8.5% and the interest rate for the Revolving Credit Facility will remain the same.

On March 25, 2009, we engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the accrued interest of approximately $4 million on our $245 million New Credit Facility, which was due March 30, 2009. Consequently, we elected not to make the payment. The Company’s failure to pay interest due on any loan within our New Credit Facility within a three-day grace period from the due date is an event of default under our New Credit Facility.  We do not plan to pay the interest due within the three-day grace period.  As a result of this event of default, the Company's lenders have the right to seek to charge additional default interest in the amount of 2% on the Company’s outstanding principal and interest under our credit agreement (the “Credit Agreement”), and automatically charge additional default interest of 1% on any overdue amounts under the interest rate swap agreement (the “Swap Agreement”) we entered in conjunction with our New Credit Facility.  These defaults rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.  We believe that the Company’s lenders will seek to apply these higher default interest rates as a result of the Company’s failure to make the interest payment due on March 30, 2009.

We entered into discussions with Wachovia to negotiate a waiver or forbearance regarding the Notice and the anticipated payment default and an anticipated going concern default (see discussion below).  If we are not successful in negotiating a waiver or forbearance agreement with the Company’s lenders regarding the Notice and the anticipated payment and going concern defaults, Wachovia and the lenders under the New Credit Facility would: have the ability to accelerate repayment of all amounts outstanding under the New Credit Facility ($227.5 million at December 31, 2008), to commence foreclose on some or all of our assets securing the debt, or exercise other rights and remedies granted under the New Credit Facility and as may be available pursuant to applicable law.  In addition, Wachovia, under our interest rate swap agreement, can terminate the interest rate swap agreement and accelerate repayment of the amount outstanding under that agreement ($30.2 million at December 31, 2008).  If the New Credit Facility and interest rate swap indebtedness were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or consensual out-of-court restructuring, if necessary.  If we were unable to do so, we would likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

Our independent registered public accounting firm has included an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern in their audit report contained in this Form 10-K report for the year ended December 31, 2008.

Riviera Las Vegas

General

Riviera Las Vegas is located on the corner of Las Vegas Boulevard and Riviera Boulevard in Clark County, Nevada, across Las Vegas Boulevard from the Circus Circus Las Vegas Resort and Casino and the Echelon construction project and just south of the Fontainebleau construction project.  Boyd Gaming Corporation, the owner of the Echelon construction project, suspended construction on the project indefinitely due to financing related issues.  The Fontainebleau property is scheduled to be completed and opened late in 2009 or early in 2010.

Riviera Las Vegas targets slot machine and low to mid-level stakes table game customers (customers that wager less on average) and various convention groups with a focus on creating repeat customers and increasing our loyalty program membership.  Key elements of this strategy include offering a value-oriented experience by providing hotel rooms, restaurants and traditional Las Vegas shows and other entertainment at reasonable prices.

Gaming

Riviera Las Vegas has approximately 100,000 square feet of casino space.  The casino currently has approximately 900 slot machines and 35 gaming tables, including blackjack, craps, roulette, pai gow poker, Caribbean Stud® Poker, Three Card Poker, Let It Ride®, 3-5-7 Poker, Texas Hold’em Bonus Poker and mini-baccarat.  The casino also includes a poker room and a race and sports book, which is operated by Leroy’s, a subsidiary of American Wagering, Inc.

Our gaming offerings are continually updated to respond to changing market conditions and customer demands in order to attract new customers and encourage repeat business.  Based on customer feedback and performance reviews, new and innovative slot machines and table games are regularly introduced.  We devote substantial time and attention to evaluating our slot machine and table games product focusing on the type and location of the gaming product as well as the level of player activity.

Our current marketing programs are directed at mid-level stakes gaming customers (customers that wager less on average) as opposed to high stakes customers (customers that wager more on average).  Mid-level stakes gaming customers tend to provide us with a less volatile, more consistent gaming revenue stream.  Consistent with our focus on mid-level stakes gaming customers, we offer lower table game limits, stricter credit policies and higher emphasis on developing more slot machine play.  Our principal strategy is to continue to invest in our slot machines and table game products, market to our customer base primarily through a multi-tiered player’s club program (“Club Riviera”) and to methodically offer slot machine and poker tournaments and other special events and promotions.  We store all of our Club Riviera player’s information in a proprietary database program, which we also use for sending invitations to special promotions and offerings to Club Riviera members.  During 2008, we continued to invest in and maintain our casino floor including our ticket-in ticket out (“TITO”) system, which was fully implemented in 2007, and our new Crazy Leroy’s Race and Sports Book Bar & Grill, which opened February 2008.

Hotel

Riviera Las Vegas’ hotel is comprised of five towers with 2,075 guest rooms, including 177 suites, as follows:

Tower Description	Year Built	Std. Rooms	Suites	Total	Latest Remodel Year

North Tower	1955	379	11	390	2008
South Tower	1967	132	30	162	2008
Monte Carlo	1974	216	81	297	2005
San Remo	1977	241	6	247	2008
Monaco	1988	930	49	979	2008
Total		1,898	177	2,075

During 2007, we announced plans to remodel all of our guest rooms.  The budget for the guest room remodel is $23.0 million.  As of December 31, 2008, $18.7 million was spent on the project and the remodeling of four of our five hotel towers was completed.  We expect to finish remodeling the remaining tower once economic conditions improve.

Available room inventory in the Las Vegas area increased 5.7% from 132,947 to 140,529 as of December 31, 2007 and 2008, respectively.  In the Las Vegas area, hotel occupancy was 89.8% in 2008 compared to 94.0% in 2007 and average daily room rates were $119.19 in 2008 compared to $132.09 in 2007.  See Part II, Item 7 below for discussion and analysis of Riviera Las Vegas’ hotel occupancy and average room rates.

Restaurants

The quality, value and variety of food services offered are critical components to attracting visitors to Riviera Las Vegas.  Riviera Las Vegas offers four bars, four restaurants and serves approximately 4,000 meals per day on average, which includes meals served during banquet events or through room service.  The buffet features cuisine from various countries as well as a carving station.  In 2006, Kady’s Coffee Shop was remodeled with new carpet, chairs and flat panel televisions.

The following outlines the type of service provided and total seating capacity for each restaurant:

Name	Type	Seating Capacity

Kady's	Coffee Shop	290
Kristofer's	Steak and Seafood	162
Ristorante Italiano *	Italian	126
World's Fare Buffet	All-you-can-eat	366

Total		944

* closed temporarily commencing February 2009

In addition, Riviera Las Vegas operates three snack bars and has a 200 seat fast-food “food court” which had several fast food locations operating during 2008.  The food court operation was managed by and leased to a third party until November 2008.  We commenced leasing out the food court locations to independent fast food operators in December 2008.  As of February 20, 2009, we had leased two locations to separate tenants and intend to lease the remaining locations by December 31, 2009.  Riviera Las Vegas also leases space to the operator of The Banana Leaf Restaurant which is a full service restaurant serving Asian cuisine.  The Banana Leaf Restaurant, which is located adjacent to the casino floor, opened in the first quarter of 2007.

Convention Center

Riviera Las Vegas features 160,000 square feet of convention, meeting and banquet space.  The convention center is one of the largest convention facilities in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people.  The Royal Pavilion, which is the newest addition to our convention facility, opened in February 1999 and is approximately 60,000 square feet in size.  The Royal Pavilion features convention, meeting and banquet facilities in addition to teleconferencing, wireless Internet and satellite uplink capabilities, plus, 12 skyboxes.

Riviera Las Vegas hosted 344 conventions in 2008.  The hotel currently has over 690,000 convention-related advance hotel room night bookings through 2013 consisting of over 338,000 definite hotel room night bookings and over 352,000 tentative hotel room night bookings. In 2008, approximately 34% of the available hotel room nights were occupied for conventions.  Based on current hotel room night bookings, we estimate that 29% of the available room nights will be occupied with convention guests during 2009.  The expansion of convention space at the Venetian and Mandalay Bay properties as well as several others has enabled Las Vegas to attract and book new conventions that may have had date and exhibit space conflicts in the past.  Our ability to adapt our meeting space and our proximity to the Las Vegas Convention Center continues to position us to increase our mix of small meetings and conventions and benefit from multi-hotel conventions booked into the Las Vegas Convention Center.

Entertainment

Riviera Las Vegas has one of the most extensive entertainment programs in Las Vegas, offering a variety of regularly scheduled shows.  We believe entertainment provides an effective marketing tool to attract our customers. Riviera Las Vegas’ entertainment program includes several popular shows.  Based on customer surveys, we continually update our shows in order to keep them new and exciting.  Tickets for the shows are offered at reasonable prices corresponding with our overall marketing strategy of targeting mid-level customers.

The following outlines the type of service provided and total seating capacity for each entertainment center:

Name	Type	Seating Capacity

ICE/Direct
from Moscow	Variety	875
La Cage *	Variety	575
Crazy Girls *	Adult Revue	375
Comedy Club	Comedy	350
Le Bistro	Variety	190

* we are currently negotiating with several third parties interested in producing and operating two new shows in the La Cage showroom and an additional show in the Crazy Girls Showroom

A majority of our shows are owned and operated by third parties.  In most cases, we receive rent, ticket sales commissions, and a number of complimentary tickets that we use primarily for marketing and promotions.

Marketing Strategies

Our tiered player’s club, Club Riviera, is used as a means to develop and retain our slot machine and table game customer base.  We regularly pre-select players from our Club Riviera players’ database for special promotions and offerings based on a variety of criteria.  We frequently use discounted or complimentary meals at our restaurants, accommodations at our hotel and tickets at our shows to incentivize Club Riviera members and other prospective customers to come and game at our property.

In addition to the above, we continue to focus on growing our convention business customer base.  We conduct extensive research to determine our target customers' preferences and have learned that a superior room product is a primary differentiator.  Consequently, our marketing programs are designed to showcase our recently remodeled hotel rooms and our sales staff regularly uses our new hotel room product to book new convention and leisure sales.

Create Repeat Customers

Generating customer loyalty is a critical component of our business strategy as retaining customers is less expensive than attracting new ones.  As a result, we have developed and implemented a multi-tiered marketing program that focuses on both providing high levels of customer service and on rewarding customer loyalty in response to current and past performance.  We believe our player tracking system helps us retain customers and use our player data to tailor promotional offers to the specific tastes and level of play of our targeted customers.  All slot machine and table game players are encouraged to join Club Riviera.  Once a player joins Club Riviera, we can track their level of play and gain useful information about their preferences.  Members of Club Riviera earn bonus points based upon their level of play that  are redeemable for free gifts, complimentary services or bonus credits.  We make promotional offers to qualifying customers through direct mail, telemarketing, e-mail, in-house marketing staff and through the use of independent representatives located in major cities.  We design promotional offers targeting certain mid-level stakes gaming patrons who are expected to provide significant revenues based upon their historical gaming patterns.  We use a proprietary database that is linked to our player tracking system to help identify customers' requirements and preferences, which allows us to customize promotions to attract repeat visitors.  We offer qualifying customers personalized service, credit availability and access to a variety of complimentary or reduced-rate hotel room, dinner and entertainment options.  We have found that an individualized marketing approach has been successful in generating revenue and repeat business.

Provide Extensive Entertainment Options

We also focus on attracting guests through a range of entertainment options.  We have one of the most extensive and affordable entertainment programs in Las Vegas with a variety of regularly scheduled shows and special limited engagement shows.  The shows attract additional gaming revenue as well as provide us rental and commission revenue.

Attract Walk-In Traffic

We seek to maximize the number of people who patronize the Riviera Las Vegas but who are not guests in the hotel by capitalizing on Riviera Las Vegas’ prime Las Vegas Strip location, proximity to the Las Vegas Convention Center and the availability of a variety of popular in-house entertainment productions.  Riviera Las Vegas is well situated on the Las Vegas Strip near several properties including Circus Circus, Sahara, Las Vegas Hilton, Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and the Fontainebleau construction project scheduled to open late in 2009 or early in 2010.  In addition, we are close to several time-share and condominium properties.  To attract walk-in traffic, we added the 11,000 square foot Leroy’s Race & Sports Book, Bar & Grill, which opened February 2008, in our former Penny Town area.  Moreover, we have employed an extensive marketing program that features a variety of special gaming promotions and promotes our value-priced entertainment and dining options.  Nonetheless, construction in our immediate area along with the suspension of construction of the Echelon project has caused a significant reduction in walk-in traffic.

Focus on Convention Customers

This market consists of two groups:  (1) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (2) those attending city-wide events, usually held at the Las Vegas Convention Center.  We target convention business because it typically provides patrons willing to pay higher room rates and we are able to capitalize on certain advance planning benefits because conventions are often booked one to two years in advance of the event date.  We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rates, banquet and function spending habits.  We also benefit from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip.  In 2008, we derived approximately 34% of our hotel occupancy and approximately 45% of our room revenues from convention customers and we consider them to be a critical component of our customer base.

Tour and Travel Customers

We have found that our customers also use tour and travel “package” options to reduce the cost of travel, lodging and entertainment.  These packages are produced by wholesale operators and travel agents and emphasize mid-week stays.  Tour and Travel patrons often book at off-peak periods, enabling us to maintain occupancy rates at the highest levels throughout the year.  We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market.  We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat slot customers.

Internet

Hotel room night bookings through the Internet increased significantly during 2008 and we anticipate that this trend will continue.  This segment attracts customers in search of convenience, a bargain, and the ability to reserve a hotel room shortly before arrival.  In 2008, occupied hotel room nights booked through the Internet comprised approximately 21% of our total occupied rooms.  We can quickly and efficiently adjust our room rate offerings on these Internet websites.  As a result, we often utilize the Internet as a vehicle for increasing hotel room occupancy levels.

Riviera Black Hawk

Business

Riviera Black Hawk, which opened on February 4, 2000, is located in Black Hawk, Colorado, approximately 40 miles west of Denver.  Our casino is the first casino encountered by visitors arriving from Denver on Highway 119.  It features the fourth largest number of gaming devices in the market with approximately 800 slot machines and 6 table games.  For Colorado gaming and tax law purposes, each slot machine or table game is considered one gaming device.

We also offer a variety of non-gaming amenities designed to help differentiate our casino, including:

•	parking spaces for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options;

•	a 252-seat casual buffet-styled restaurant;

•	a delicatessen;

•	one casino bar; and

•	a ballroom with seating for approximately 200 people.

The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market.  Subsequently, larger casinos, which offer additional amenities, entered the market, gained market share and contributed to the consistent growth in the overall market.  As of December 31, 2008, there were 23 casinos in the Black Hawk/Central City market, with 12 casinos offering more than 400 gaming devices each.  The Isle of Capri, which is owned by Isle of Capri Casinos, Inc., is located across the street from our casino, and has approximately 1,400 gaming machines, 18 gaming tables, 1,100 covered parking spaces and 238 hotel rooms.  Isle of Capri Casinos, Inc. also owns the Colorado Central Station which has 675 gaming machines, 18 gaming tables, 1,200 parking spaces and 164 hotel rooms.  An inside walkway connects the Isle of Capri with the Colorado Central Station.

Marketing strategy

We attract customers to our casino by implementing marketing strategies and promotions designed specifically for the Black Hawk/Central City market.  We utilize a player’s club at Riviera Black Hawk which was modeled after Club Riviera in Las Vegas.  Our Riviera Black Hawk player’s club is our primary tool for building customer loyalty in Black Hawk.  Players earn points, based on gaming play, which can be redeemed for cash, food and beverage and various other items.  In order to generate additional visits and increase gaming revenues, we regularly pre-select players from our player’s club database to receive various rewards such as cash coupons, logo gift items, invitations to special events and complimentary accommodations at our Las Vegas property.  In addition, we promote our Riviera Black Hawk casino by advertising in local newspapers and on the radio.

We benefit from strong walk-in traffic, which is primarily the result of our proximity to the Colorado Central Station and Isle of Capri properties.  We have and continue to develop specific marketing programs designed to attract these walk-in customers.  We emphasize that the Riviera Black Hawk offers quality food and beverage, friendly service, entertainment and promotions designed specifically for the Black Hawk/Central City consumer.

Geographical Markets

The Las Vegas Market

Las Vegas is one of the largest entertainment markets in the country. According to the Las Vegas Convention and Visitors Authority (LVCVA), approximately 37.4 million people visited Las Vegas in 2004, 38.6 million in 2005, 38.9 million in 2006, 39.2 million in 2007 and 37.5 million in 2008.  Clark County gaming continues to be a strong business.  Clark County gaming revenues were $8.7 billion in 2004, $9.7 billion in 2005, $10.6 billion in 2006, $10.9 billion in 2007 and $9.8 billion in 2008.  The current recession has resulted in a 4.4% reduction in visitors to the Las Vegas area.  A continued or worsening recession could have an adverse effect on the number of visitors traveling to Las Vegas.

Gaming and tourism are the major attractions of Las Vegas.  The destination enjoys temperate weather and the availability of many year-round recreational activities.  Las Vegas primarily attracts visitors from the western region of the United States particularly southern California and Arizona.  However, Las Vegas serves as a destination resort for visitors from all over the world.  A significant portion of visitors to Las Vegas are from other countries.

Historically, Las Vegas has had one of the strongest hotel markets in the country.  The number of hotel and motel rooms in Las Vegas has increased by 109% from approximately 67,000 at the end of 1989 to approximately 140,000 at the end of 2008.  As a result, Las Vegas has the most hotel and motel rooms of any metropolitan area in the world.  Despite this significant increase in the number of rooms, the Las Vegas hotel occupancy rate equaled or exceeded 84% each year from 1993 through 2007.  Las Vegas’ hotel occupancy rate was 94.0% in 2007 and 89.8% in 2008.

We believe that the growth in the Las Vegas market has been enhanced as a result of: (1) a dedicated program by the LVCVA and major Las Vegas casino/hotels to promote Las Vegas as a major convention site, (2) the increased capacity of McCarran International Airport and (3) the introduction of large themed "must see" destination resorts in Las Vegas.  In 1988, approximately 1.7 million people attended conventions in Las Vegas and generated approximately $1.2 billion of economic impact.  The number of convention attendees was up to approximately 5.9 million in 2008.

During recent years, McCarran International Airport has expanded its facilities to accommodate the increased number of airlines and passengers.  The number of passengers traveling through McCarran International Airport has increased from approximately 22.5 million in 1993 to approximately 44.1 million in 2008.  Work continues on the multibillion capital expansion of McCarran International Airport.

The Black Hawk/Central City Market

Black Hawk and Central City are contiguous cities located approximately 40 miles west of Denver and about 10 miles north of Interstate Highway 70, the main east-west artery from Denver.  Historically, these two gold mining communities were popular tourist towns.  The first casino in the Black Hawk/Central City market opened in October 1991 and 13 casinos were open by the end of that year.  The pace of expansion increased to a market peak of 42 casinos in 1992.  However, due to a consolidation trend in the market, the smaller operators were replaced by larger, better-capitalized operators. As a result, the number of casinos decreased to 23 as of December 31, 2008.

The Black Hawk/Central City market primarily caters to “day-trip” customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. The United States Census Bureau estimates that in 2007 the population of the Denver-Aurora-Boulder area was approximately three million.

From 1992 to 2008, the number of gaming devices in the Black Hawk/Central City market has grown approximately 64% to nearly 12,000.  The City of Black Hawk has experienced more significant growth in gaming revenues than Central City from 1992 through 2004.  The popularity of Black Hawk in comparison to Central City was due primarily to Black Hawk’s superior access to major highways and because patrons had to drive through Black Hawk to access Central City from Denver.  Moreover, Black Hawk casinos typically offer more gaming devices and free parking.  However, a new road, which opened November 2004, links Central City directly with Interstate 70 and allows customers to reach Central City without driving through Black Hawk.  Consequently, Central City gaming revenues grew by 36% in 2005, 2.7% in 2006 and 7.4% in 2007 whereas Black Hawk gaming revenues grew by only 2.6% in 2005, 4.3% in 2006 and 4.4% in 2007.  For the year ending December 31, 2008, Central City and Black Hawk experienced annual gaming revenue declines of 16.8% and 13.1%, respectively, primarily due to the weak economy and the smoking ban in Colorado which went into effect January 1, 2008.  Gaming revenues in Central City represent approximately 12% of the total gaming revenues for the Central City/Black Hawk market.

Until recently, only limited stakes gaming, which is defined as a maximum single bet of $5.00, was legal in the Black Hawk/Central City market.  However, Colorado Amendment 50, which was approved by voters on November 4, 2008, allowed residents of Black Hawk and Central City to vote to extend casino hours, approve additional games, and increase the maximum bet limit.  On January 13, 2009, residents of Black Hawk voted to enable Black Hawk casino operators to extend casino hours, add craps and roulette gaming and increase the maximum betting limit to $100.  July 1, 2009 is the earliest we are permitted to implement increased betting limits, extended hours and craps and roulette gaming.

Competition

Las Vegas, Nevada

Intense competition exists among companies in the gaming industry today.  Riviera Las Vegas competes with all Las Vegas area casinos but primarily with certain large casino/hotels located on or near the Las Vegas Strip.  These properties offer amenities and marketing programs similar to those offered by Riviera Las Vegas.  Many of our direct competitors have significantly greater resources than we do.

Las Vegas gaming square footage and hotel room inventories continue to grow and are expected to continue to increase during the next couple of years.  Current and future expansions and enhancements to existing properties and the construction of new properties by our competitors could divert business from our facilities.  There can be no assurance that we will compete successfully in the Las Vegas market in the future.  During 2008, room inventory in Las Vegas increased 5.7% from 132,947 to 140,529.  Room nights occupied decreased 2.3%, to approximately 43.0 million.

We also compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on and off track wagering, card parlors and other forms of cruise ship gaming and other forms of legalized gaming in the United States.  To a lesser extent we also compete with gaming on cruise ships and gaming in other parts of the world.  In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states and internationally.  Any future development of casinos, lotteries or other forms of gaming in other states and internationally, could have a material adverse effect on our results of operations.

The number of casinos on Native American lands has increased since the enactment of the Indian Gaming Regulatory Act of 1988.  California voters addressed this issue on March 7, 2000 when they voted in favor of an amendment to the California Constitution that allows Las Vegas-style gambling on Native American lands in that state.  Additionally, California voters passed Propositions 94, 95, 96 and 97 which allow two tribes near San Diego to each increase their slot machine volume from 2,000 slot machines to 7,500 slot machines and two tribes near Palm Springs to each increase their slot machine volume from 2,000 slot machines to 5,000 slot machines.  While new gaming jurisdictions generally have not materially impacted Las Vegas, the expansion of gaming in California poses a more serious threat due to its proximity to Las Vegas.

Our current business is highly dependent on gaming in Las Vegas. Riviera Las Vegas derives a substantial percentage of its business from tourists, including customers from southern California and the southwestern United States.  The current economic recession has had an adverse effect on the number of visitors traveling to Las Vegas.  A continued economic downturn along with events in the future similar to the terrorist attacks of September 11, 2001 could have an adverse effect on both the number of visitors traveling to Las Vegas and our financial results.

Black Hawk, Colorado

The Black Hawk/Central City gaming market is characterized by intense competition.  The primary competitive market differentiators are location, availability and convenience of parking, number of gaming devices, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere.  Our main competitors are the larger gaming facilities, particularly those with considerable on-site parking, hotel rooms and established reputations in the local market. As of December 31, 2008, there were 23 gaming facilities in the Black Hawk/Central City market with 12 casinos offering more than 400 gaming devices each.

The gaming facilities near the intersection of Main and Mill Streets, as well as the other Mill Street gaming facilities, provide significant competition to our casino. Colorado Central Station, which is owned by Isle of Capri Casinos, Inc., is connected via inside walkways to the Isle of Capri property located across the street from our casino.  An expansion and renovation of Main Street was completed in the second quarter of 2006.  As a result of the Main Street expansion, Riviera Black Hawk is the first property on Main Street accessible to all customers traveling to Black Hawk from the Denver Metro area via State Route 119.  Our parking garage is the first and most easily accessible parking garage directly off Main Street.

The number of hotel rooms currently in the Black Hawk/Central City market is 596, with only 5 gaming facilities providing hotel accommodations.  These include; Fortune Valley with 118 rooms, Century Casino with 26 rooms, the Lodge at Black Hawk with 50 rooms, the Isle of Capri with 238 rooms and Colorado Central Station with 164 rooms.  Casinos offering hotel accommodations have a competitive advantage over our casino.  However, we believe that self-parking is a more effective utilization of our available space providing hotel accommodations is not a cost-effective use of our capital resources at this time.

The Ameristar Black Hawk property was re-branded as the “Ameristar” on April 1, 2006.  Ameristar is adding a hotel tower with 536 hotel rooms and expanding its parking garage to 1,550 parking spaces.  This project is expected to be substantially complete by the end of the second quarter of 2009.  Ameristar has approximately 1,600 gaming machines, 12 blackjack tables and 14 live poker tables.

Historically, the City of Black Hawk has enjoyed an advantage over Central City because customers needed to drive through Black Hawk to reach Central City.  However, a new road that opened in November 2004 links Central City directly with Interstate 70 and enables customers to reach Central City without driving through Black Hawk.  Although this road allows customers to directly access Central City, the impact has been minimal as customers still appear to prefer Black Hawk casinos, presumably due to the superior amenities offered by Black Hawk casinos.  This new road provides additional access to the Black Hawk/Central City market, which is especially important on weekends when the traditional road system is overburdened.  We believe the new access road is important for the continued growth of the market.

Limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado.  However, gaming could be approved in other Colorado communities in the future.  The legalization of gaming closer to Denver would likely have a material adverse effect on our results of operations. We also compete with other forms of gaming in Colorado, including the state lottery, horse and dog racing, as well as other forms of entertainment.

Currently, Colorado law does not authorize video lottery terminals.  However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals.  Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen.  The player may be awarded a ticket, which can be exchanged for cash or credit play.  This form of gaming could compete with slot machine gaming.  Colorado voters previously rejected a proposal that would have authorized video lottery terminals in five racetracks in Colorado.  However, there is no guarantee that such a proposal or similar one will be rejected in the future.  If these or similar initiatives are pursued in Colorado and gain the necessary approvals, then our Colorado operations would likely be adversely affected.

In addition, Colorado enacted a smoking ban in 2006, which at the time excluded casinos.  That smoking ban was subsequently amended to include casinos effective January 1, 2008.  Although we have constructed outdoor smoking areas to permit smoking in those areas, we believe the amended smoking ban has had and could continue to have an adverse effect on our results of operations by adversely affecting the number of visitors traveling to Black Hawk in the future.

Pursuant to a license agreement, Riviera Las Vegas licenses the use at Riviera Black Hawk of all of the trademarks, service marks and logos used by Riviera Las Vegas.  The license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

Riviera Las Vegas

As of December 31, 2008, Riviera Las Vegas had 1,137 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 700 employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians, painters and teamsters.  Riviera Las Vegas’ agreements with the Painters’ Union and Carpenters’ Union expire on May 31, 2010 and July 31, 2011, respectively.  Agreements with the Southern Nevada Culinary and Bartenders Union, which cover the majority of our unionized employees, were renewed in 2007 and expire in 2012.  Our agreement with the Stagehands Union was renewed on March 13, 2009 and expires in 2012.  Our agreement with the Teamsters Union was renewed in 2008 and now expires in 2013 and the Operating Engineers Union and Electrician Union agreements expire in 2009.  Our collective bargaining agreement with the Musicians Union expired in 1999 and we continue to operate under the terms of that agreement.  Although unions have been active in Las Vegas, Riviera Las Vegas considers its employee relations to be satisfactory.  There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Las Vegas.

Riviera Black Hawk

As of December 31, 2008, Riviera Black Hawk had 199 full-time equivalent employees none of whom are covered by collective bargaining agreements.  Although there are no collective bargaining agreements in Black Hawk casinos, we became aware in 2006 of organization activity by Local 7 of the United Food & Commercial Workers International Union.  This activity is targeting casino employees in Black Hawk and Central City.  There can be no assurance that the union will not succeed in its organization effort especially with the proposed legislation which recognizes unions based on “card counts” rather than a secret ballot process.  If the union is successful in organizing at Riviera Black Hawk, there can be no assurance that an agreement will be reached without union action or on mutually satisfactory terms.

Regulation and Licensing

Nevada

Nevada Gaming Authorities

The ownership and operation of casino gaming facilities in Nevada are subject to: (1) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (2) various local ordinances and regulations.  Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the State of Nevada Gaming Control Board (the “Nevada Board”), the Clark County Business License Department and the Clark County Liquor and Gaming Licensing Board (collectively, the “Clark County Board”), all of which are collectively referred to as the "Nevada Gaming Authorities."

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

Riviera Operating Corporation is required to be and is licensed by the Nevada Gaming Authorities (a “Corporate Licensee”).  The gaming license held by Riviera Operating Corporation requires the periodic payment of fees and taxes and is not transferable.  Riviera Operating Corporation is also licensed as a manufacturer and distributor of gaming devices.  Such licenses require the periodic payment of fees and are not transferable.  We are registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and have been found suitable to own the stock of Riviera Operating Corporation.  As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information, which the Nevada Commission may require.  No person may become a stockholder of, or receive any percentage of profits from, Riviera Operating Corporation without first obtaining licenses and approvals from the Nevada Gaming Authorities.  We and Riviera Operating Corporation have obtained, from the Nevada Gaming Authorities, the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

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

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.  On September 20, 2007, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”).  The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering.  The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board.  The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the county and city in which Riviera Operating Corporation’s operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon: (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated.  A live entertainment tax is also paid by casinos where live entertainment is furnished in connection with admission charges, the serving or selling of food, refreshments or the selling of merchandise where live entertainment is furnished.  Nevada licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as Riviera Operating Corporation, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, or required to be registered, or a person who is under common control with any of such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of such person’s participation in such foreign gaming.  The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission.  Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act.  Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, have contact with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

Colorado

Colorado Gaming and Liquor Regulation

Summary

In general, Riviera Black Hawk, its principal executive officers and those of Riviera Holdings Corporation, and any Riviera Black Hawk employees who are involved in Colorado gaming operations are required to be found suitable for licensure by the Colorado Gaming Commission (the “Colorado Commission”).  Colorado also requires that persons owning, directly or indirectly, 5% or more of our stock be certified as suitable for licensure.  Riviera Black Hawk’s original retail gaming license was approved by the Colorado Commission on November 18, 1999, and has been renewed each subsequent year.

Background

Pursuant to an amendment to the Colorado Constitution (the “Colorado Amendment”), limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991.  Until November 4, 2008, limited stakes gaming meant a maximum single bet of $5.00 on slot machines and in the card games of blackjack and poker.  On November 4, 2008, Colorado voters approved through a statewide referendum, subject to approval by each of the towns of Black Hawk, Central City and Cripple Creek with regards to casinos located in the respective towns, to (i) increase the maximum single bet up to $100.00, (ii) allow casinos to provide the table games of craps and roulette, and (iii) increase the permitted hours of operation to 24 hours per day effective July 2, 2009.  The towns of Black Hawk, Central City and Cripple Creek subsequently each approved increasing the maximum single get to $100, the addition of the table games of craps and roulette and increased permitted hours of operation to 24 hours per day.

Limited stakes gaming is confined to the commercial district of Black Hawk, as defined by Black Hawk on May 4, 1978.  In addition, the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, and which conform to the requirements of applicable city ordinances regardless of the age of the structures.  Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming.  The Colorado Amendment also allows limited stakes gaming in establishments licensed to sell alcoholic beverages.

Further, the Colorado Limited Gaming Act of 1991 (the “Colorado Act”) provides that, in addition to any applicable license fees, a gaming tax shall be imposed upon retail gaming licensees (casinos) up to a maximum of 40% of the adjusted gross proceeds (“AGP”) derived from limited stakes gaming.  AGP is generally defined as the total amounts wagered less payouts to players, except for poker in which AGP means the monies retained by the casino as compensation (the “rake”).  The tax rates are set by the Colorado Commission annually.

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

Gaming Licenses

The Colorado Commission may issue the following licenses applicable to the operation of Riviera Black Hawk:

•	operator;

•	retail gaming;

•	support; and

•	key employee.

The first two licenses require annual or biannual renewal by the Colorado Commission. Support and key employee licenses are issued for two-year periods and are renewable by the Division of Gaming Director. The Colorado Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.
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

A retail gaming license is required for all persons conducting limited stakes gaming on their premises.  In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer.  However, a retailer is not required to hold an operator license.  No person may have an ownership interest in more than three retail gaming licenses.  The definition of “ownership interest” for purposes of the multiple license prohibition, however, has numerous exclusions based on percentages of ownership interest or voting rights.

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

The Colorado Act and regulations thereunder (the “Colorado Regulations”) require that every officer, director, and stockholder of private corporations, or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding a 5% or greater interest or controlling interest in a publicly traded corporation, or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission.  The Colorado Commission may require any person having an interest, of any kind, in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

Persons found unsuitable by the Colorado Commission may be required immediately to terminate any interest, association, or agreement with, or relationship to, a licensee.  A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee’s license or the applicant’s application.  A license approval may be conditioned upon the termination of any relationship with unsuitable persons.  A person may be found unsuitable because of prior acts, associations or financial conditions.  Acts that would lead to a finding of unsuitability include, among others, those that would violate the Colorado Act or the Colorado Regulations or that contravene the legislative purpose of the Colorado Act.

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

A licensee must comply with Colorado’s Gambling Payment Intercept Act, which governs the collection of unpaid child support costs on cash winnings from limited gaming.

Taxes, Fees and Fines

The Colorado Amendment requires retail gaming licensees to pay in monthly increments an annual tax of up to 40% of its AGP derived from limited stakes gaming. Annually during April, May, and June, the Colorado Commission, as mandated by the Colorado Regulations, conducts rule-making hearings concerning the gaming tax rate and device fee rate for the subsequent gaming year.  The gaming year begins on July 1st.  However, during such hearings rigid adherence to addressing only specific, designated subjects related to the gaming taxes is not required, and there is not a limit to the time or practical restriction on the subject matters which the Colorado Commission may consider in determining the various tax rates.  Currently, the gaming tax is:

•	0.25% on the first $2 million of these amounts;

•	2% on amounts from $2 million to $5 million;

•	9% on amounts from $5 million to $8 million;

•	11% on amounts from $8 million to $10 million;

•	16% on amounts from $10 million to $13 million; and

•	20% on amounts over $13 million.

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

Requirements for Publicly Traded Corporations

The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company.  The term “publicly traded corporation” includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations.  Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee.  In any event, if the Colorado Commission determines that a publicly traded corporation, or a subsidiary, intermediary company or holding company, has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by said entity, the Colorado Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than ten business days after the initial filing of a registration statement with the SEC.  Licensed, publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that: restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders’ investment or the market price as of the date of the finding of unsuitability.  Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission.  Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted, they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of either (1) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of organization the Rule 4.5 charter provisions, or (2) a 5% or greater beneficial interest in a gaming licensee, directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee (collectively such persons are hereinafter referred to as the “qualifying persons”), must notify the Division of Gaming within 10 days of such acquisition, must submit all requested information, and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission.  Licensees also must notify any qualifying persons of these requirements.  A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities.  Licensees must also notify any qualifying persons of these requirements.  Whether or not notified, qualifying persons are responsible for complying with these requirements.

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

There are various classes of retail liquor licenses, which may be issued under the Colorado Liquor Code.  A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises.  Even though a retail gaming licensee may be issued one of the various classes of retail liquor licenses, such gaming licensee, and persons affiliated with that licensee, are subject to restrictions concerning what other types of liquor licenses they may hold.  An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority (e.g., the City of Black Hawk) prior to approval of the same.  The Colorado Department of Revenue’s Liquor Enforcement Division must also approve the application.  Riviera Black Hawk’s hotel and restaurant license has been approved by both the local licensing authority and the State Division of Liquor Enforcement.  Such license must be, and has been, renewed annually since its issuance.

Federal Registration

Riviera Operating Corporation is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines.  All requisite filings for 2008 have been made.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. We operate in a highly competitive, dynamic and rapidly changing industry that involves numerous risks and uncertainties.  Moreover, our debt instruments impose restrictions on us that are for the benefit of certain of our creditors, but not necessarily for our stockholders or us.  Anyone who is making an investment decision regarding our securities should carefully consider the following risk factors, as well as the other information contained or incorporated by reference in this report.  The risks and uncertainties described below are those that we currently believe may materially affect our company or your investment.  Other risks and uncertainties that we do not presently consider to be material, or of which we are not presently aware, may become important factors that adversely affect our security holders or us in the future.  If any of the risks discussed below actually materialize, our business, financial condition, operating results, cash flows and future prospects, or your investment in our securities, could be materially and adversely affected, resulting in a loss of all or part of your investment.

Risks Relating To Our Business And Our Capital Structure

We Are in Breach of Affirmative Covenants And Have Failed to Make Timely Payments of Interest Under Our New Credit Facility.

In connection with our New Credit Facility as defined in Item 7 below, we agreed to affirmative covenants obligating us to, among other things, make all payments under the New Credit Facility and provide to Wachovia a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks at Wachovia’s request.  On February 26, 2009, the Company received a notice of default, or Notice, on its New Credit Facility from Wachovia, which relates to the Company’s failure to provide a DACA from each of the Company’s depository banks per a request made by Wachovia on October 14, 2008.

The DACA that Wachovia requested the Company to execute was in a form that we ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provides that as a result of the default, we will no longer have the option to request LIBOR Rate loans.  As a result of losing the availability of LIBOR Rate loans under the New Credit Facility, the interest rate on the Term Loan will increase from approximately 7.5% to 8.5% and the interest rate for the Revolving Credit Facility will remain the same.

On March 25, 2009, we engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company not pay the accrued interest of approximately $4 million on our $245 million New Credit Facility, which was due March 30, 2009. Consequently, we elected not to make the payment. The Company’s failure to pay interest due on any loan within our New Credit Facility within a three-day grace period from the due date is an event of default under our New Credit Facility.  We do not plan to pay the interest due within the three-day grace period.  As a result of this event of default, the Company's lenders have the right to seek to charge additional default interest in the amount of 2% on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest of 1% on any overdue amounts under the Swap Agreement.  These defaults rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.  We believe that the Company’s lenders will seek to apply these higher default interest rates as a result of the Company’s failure to make the interest payment due on March 30, 2009.

We entered into discussions with Wachovia to negotiate a waiver or forbearance regarding the Notice and the anticipated payment default and an anticipated going concern default (see discussion below).  If we are not successful in negotiating a waiver or forbearance agreement with the Company’s lenders regarding the Notice and the anticipated payment and going concern defaults, Wachovia and the lenders under the New Credit Facility would: have the ability to accelerate repayment of all amounts outstanding under the New Credit Facility ($227.5 million at December 31, 2008), to commence foreclose on some or all of our assets securing the debt, or exercise other rights and remedies granted under the New Credit Facility and as may be available pursuant to applicable law.  In addition, Wachovia, under our Swap Agreement, can terminate the Swap Agreement and accelerate repayment of the amount outstanding under that agreement ($30.2 million at December 31, 2008).  If the New Credit Facility and interest rate swap indebtedness were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or consensual out-of-court restructuring, if necessary.  If we were unable to do so, we would likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

As a result of these factors, we have concluded that there is substantial doubt about our ability to continue as a going concern and our auditors have issued a modified opinion, with an explanatory paragraph, on our financial statements within this Form 10-K that expresses substantial doubt of our ability to continue as a going concern because we are in default under the covenants of our New Credit Facily.

Our Independent Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern.  This Could Make It More Difficult For Us To Raise Funds and Adversely Affect Our Relationships With Lenders, Investors And Suppliers

Our independent registered public accounting firm included an explanatory paragraph that expresses doubt as to our ability to continue as a going concern in their audit report contained in this Form 10-K report for the year ended December 31, 2008.  As discussed in Note 2 to the consolidated financial statements within this Form 10-K report, the company has incurred recurring operating losses, has a working capital deficiency and has an accumulated deficit. We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow.

Our ability to continue as a going concern will be determined by our ability to obtain additional funding or restructure or negotiate waivers on our existing indebtedness and to generate sufficient revenue to cover our operating expenses.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

The Current Disruption in the Credit Markets and its Effects on the Global and Domestic Economies Could Adversely Affect our Business.

Recent substantial volatility in the global capital markets and widely-documented commercial credit market disruptions have had a significant negative impact on financial markets, as well as the global and domestic economies.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global financial markets will improve.  There is now general consensus among economists that the economies of the U.S. and much of the rest of the world are now in a recession, and we are experiencing reduced demand for our hotel rooms, gaming products and other services.   Declines in demand and in consumer and commercial spending may drive us and our competitors to reduce pricing, in particularly room rates, which would have a negative impact on our gross profit.  These adverse effects would likely be exacerbated if current global economic conditions persist or worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

Our Significant Indebtedness Could Adversely Affect Our Financial Health And Prevent Us From Fulfilling Our Obligations Under Our Outstanding Indebtedness

We have a significant amount of debt which could have important consequences to our stockholders and significant effects on our business and our ability to satisfy our debt obligations.  Our significant amount of debt could;

•
cause an event of default if we fail to comply with the restrictive covenants in our New Credit Facility, which could result in all of our indebtedness becoming immediately due and payable and would permit certain lenders to foreclose on our assets securing that indebtedness (We received a notification of default under our New Credit Facility on February 26, 2009.  Moreover, we did not pay accrued interest on our New Credit Facility, which was due March 30, 2009.  We do not anticipate making this payment of accrued interest within the three-day grace period in which we can make such payment.  Pursuant to our New Credit Facility, the administrative agent or the lenders can accelerate the debt and require repayment of our Credit Agreement indebtedness.  We may not be able to restructure or refinance our indebtedness should this occur);

•	increase our vulnerability to adverse economic or industry conditions or a downturn in our business;

•	limit our ability to repay our New Credit Facility if we are required to do so as a result of a change in control of our company or regulatory requirements;

•
limit our ability to obtain additional financing for future working capital needs and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital needs, capital expenditures, development projects, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a disadvantage compared to our competitors that have less financial leverage.

The fair market value of the collateral securing our New Credit Facility may not be sufficient to pay the amounts owed under our New Credit Facility.  As a result, holders of our New Credit Facility may not receive full payment following an event of default.

Our New Credit Facility and the guarantees thereof are secured by a security interest in substantially all of our existing and future assets (other than certain excluded assets), subject to certain limitations.

The proceeds of any sale of collateral following an event of default with respect to our New Credit Facility may not be sufficient to satisfy, and may be substantially less than, amounts due under the New Credit Facility.  The total value of the collateral may be less than the amount due under the New Credit Facility.

The value of the collateral in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  The collateral does not include contracts, agreements, licenses (including gaming, and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein.  Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral.  By its nature, some or all of the collateral may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in its liquidation.  To the extent that liens, security interests and other rights granted to other parties (including the lenders under our senior secured credit facility) encumber assets owned by us, those parties have or may exercise rights and remedies with respect to the property subject to their liens that could adversely affect the value of that collateral and the ability of the trustee under the indenture governing the New Credit Facility or the holders of the New Credit Facility to realize or foreclose on that collateral.  Consequently, we cannot assure the lenders that liquidating the collateral securing the New Credit Facility would produce proceeds in an amount sufficient to pay any amounts due under the New Credit Facility after also satisfying the obligations to pay any creditors with prior claims on the collateral.

The gaming licensing process, along with bankruptcy laws and other laws relating to foreclosure and sale, as discussed below, also could substantially delay or prevent the ability of the trustee or any holder of the New Credit Facility to obtain the benefit of any collateral securing the New Credit Facility.  Such delays could have a material adverse effect on the value of the collateral.

If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the New Credit Facility, the holders of the New Credit Facility (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.

Gaming laws, bankruptcy laws and other factors may delay or otherwise impede the trustee’s ability to foreclose on the collateral securing the New Credit Facility.

The gaming laws of the State of Nevada and Colorado and the licensing processes, along with other laws relating to foreclosure and sale, could substantially delay or prevent the ability of the trustee or any lender of the New Credit Facility to obtain the benefit of any collateral securing the New Credit Facility.  For example, if the trustee sought to operate, or retain an operator for, any of our gaming properties, the trustee would be required to obtain Nevada gaming licenses.  Potential purchasers of our gaming properties or the gaming equipment would also be required to obtain a Nevada gaming license.  This could limit the number of potential purchasers in a sale of our gaming properties or gaming equipment, which may delay the sale of and reduce the price paid for the collateral.

In addition, the trustee’s ability to repossess and dispose of collateral is subject to the procedural and other restrictions of state real estate, commercial and gaming law, as well as the prior approval of the lenders under our New Credit Facility.  Among other things, if the trustee did conduct a foreclosure sale, and if the proceeds of the sale were insufficient, after expenses, to pay all amounts due under the New Credit Facility, the trustee might, under certain circumstances, be permitted to assert a deficiency claim against us.  There can be no assurance that the trustee would be able to obtain a judgment for the deficiency or that we would have sufficient other assets to pay a deficiency judgment.

Federal bankruptcy law also could impair the trustee’s ability to foreclose upon the collateral.  If we or a guarantor become a debtor in a case under the United States Bankruptcy Code, as amended, or the Bankruptcy Code, the automatic stay, imposed by the Bankruptcy Code upon the commencement of a case, would prevent the trustee from foreclosing upon the collateral or (if the trustee has already taken control of the collateral) from disposing of it, without prior bankruptcy court approval.

The bankruptcy court might permit us to continue to use the collateral while the bankruptcy case was pending, even with the New Credit Facility being in default.  Under the Bankruptcy Code, lenders of New Credit Facility and the trustee would be entitled to “adequate protection” of the interest of lenders of New Credit Facility in the collateral, if necessary to protect against any diminution in value during the case.  Because the Bankruptcy Code does not define “adequate protection,” and because the bankruptcy court has broad discretion, however, there can be no assurance that the court would require us to provide lenders of New Credit Facility with any form of “adequate protection,” or that any protection so ordered would, in fact, be adequate.

In a bankruptcy case, the court would allow a claim for all amounts due under the New Credit Facility, including all accrued and unpaid interest through the date of bankruptcy.  Under the Bankruptcy Code, interest stops accruing on the date of bankruptcy except under certain specified circumstances, and there can be no assurance that the court would allow a claim for post-bankruptcy interest.  If the court held that the value of the collateral securing the New Credit Facility was less than the amount due, the trustee would be permitted to assert a secured claim in an amount equal to the collateral’s value and an unsecured claim for the deficiency.

For these and other reasons, if we or our subsidiaries become debtors in cases under the Bankruptcy Code, there can be no assurance:

•	whether any payments under the notes would be made;

•	whether or when the trustee could foreclose upon or sell the collateral;

•	whether the term or other conditions or any rights of the lenders could be altered in a bankruptcy case without the trustee’s or the lenders’ consent;

•	whether the trustee or the lenders would be able to enforce the noteholders’ rights against the guarantors under their guarantees; or

•	whether or to what extent holders of the New Credit Facility would be compensated for any delay in payment or decline in the collateral’s value.

Finally, the trustee’s ability to foreclose on the collateral on behalf of the lenders may be subject to the consent of third parties and practical problems associated with the realization of the trustee’s security interest in the collateral.

We Face Intense Competition In The Two Markets Where We Operate

In Las Vegas, competition has continued to increase as a result of factors such as the ongoing economic recession, hotel room inventory increases, gaming floor expansions in addition to convention, trade show and meeting space additions.  Our success depends on the ability of Riviera Las Vegas to attract customers and realize corresponding revenues.  Riviera Las Vegas competes with casino resort properties and hotels in the Las Vegas area.  Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, approximately ten additional major gaming properties in the downtown area and many additional gaming properties located in other areas of Las Vegas.  Riviera Las Vegas competes with these properties based on overall atmosphere, range of amenities, level of service, price, location, entertainment offered, shopping and restaurant facilities, theme and size.  Companies that own and operate multiple hotel/casino facilities operate many of the gaming properties in Las Vegas.  These companies have greater name recognition and financial and marketing resources than we do and often market to the same target demographic groups as we do.  Furthermore, additional major hotel/casino openings and significant expansion of existing properties, containing a large number of hotel rooms and attractions, are expected to occur in Las Vegas in the coming years, which will put additional pressure on us to remain competitive.

In Black Hawk/Central City, the primary competitive differentiators are location, availability and convenience of parking, number of gaming devices, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere.  Our main competitors are the larger gaming facilities especially those with considerable on-site or nearby parking facilities, hotel rooms and established reputations in the local market.  Two of the most successful casinos in Colorado are considerably larger than Riviera Black Hawk and are located across the street from our casino.  Three other casinos in our market offer hotel accommodations as well as gaming facilities and thereby have some competitive advantages over us.  The Ameristar Black Hawk property was re-branded as the “Ameristar” on April 1, 2006.  Ameristar is adding a hotel tower with 536 hotel rooms and expanding its parking garage to 1,550 parking spaces.  This project is expected to be substantially complete by the end of the second quarter of 2009.  Ameristar has approximately 1,600 gaming machines, 12 blackjack tables and 14 live poker tables.  Also, a road, which opened in November 2004, enables drivers to bypass Black Hawk on their way to Central City.  This road has led to significant growth in the Central City gaming market and may give our Central City competitors an advantage over us.

There have also been efforts in Colorado by Native American tribes to acquire land to use for construction of a casino that would operate without the limitations imposed on the Colorado casino industry.  Additionally, there have been efforts by other parties to amend the Colorado Constitution to permit the installation of slot machines at five racetracks.  To date, the Native American casino initiatives in Colorado have either been rejected or have failed to win support from government authorities.  Moreover, in 2003, a race track/slot machine initiative was rejected by Colorado voters.  Our Colorado operations could be adversely affected if either one of these initiatives gain the necessary approvals.

In addition to the competition that we face from our competitors in Las Vegas and Colorado, we face increasing competition from other companies in the gaming industry generally, such as land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land and other forms of legalized gambling.  We risk losing market share if other casinos operate more successfully or are enhanced or expanded or are established in or around the locations where we conduct business.

The number of casinos on Native American lands has increased since enactment of the Indian Gaming Regulatory Act of 1988.  In 2000, California voters approved an amendment to the California Constitution that allows Las Vegas-style gaming on Native America lands in that state.  Additionally, California voters recently passed Propositions 94, 95, 96 and 97 which allow two tribes near San Diego to each increase their slot machine volume from 2,000 slot machines to 7,500 slot machines and two tribes near Palm Springs to each increase their slot machine volume from 2,000 slot machines to 5,000 slot machines.  While it is difficult to determine the impact of these new gaming jurisdictions, the continued expansion of gaming in California poses a more serious threat to the continued growth of Las Vegas.  We also compete, to some extent, with other forms of gaming on both a local and national level, including state sponsored lotteries, Internet gaming, on- and off-track wagering and card parlors.

In particular, the legalization of gaming or the expansion of legalized gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition, results of operations and future prospects.

Increased competition may also require us to make substantial capital expenditures to maintain or enhance the competitive positions of our two properties.  Because we are highly leveraged, after we satisfy our obligations under our outstanding indebtedness, we might not have sufficient financing to make such expenditures.  If we are unable to make such expenditures, our competitive position, results of operations and future prospects could be materially and adversely affected.

Our Company Operates In Only the Las Vegas And Black Hawk Markets Which Exposes Us To Greater Risks Than Gaming Companies With A Presence In More Markets

We do not have material assets or operations other than Riviera Las Vegas and Riviera Black Hawk.  Therefore, we are entirely dependent upon these two properties for our cash flow.  This makes us more sensitive to events and conditions affecting the markets in which we operate, including the following:

•	continued or worsening national recession;

•	weak local economic conditions;

•	increased competitive conditions;

•	inaccessibility due to weather conditions, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	a decline in automobile traffic due to higher gasoline prices;

•	changes in state and local laws and regulations, including those affecting gaming;

•
an increase in the cost of electrical power for Riviera Las Vegas as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid;

•	a decline in the number of visitors to Las Vegas or the number of Colorado residents who visit Black Hawk;

•	a decline in the number of hotel guest in Las Vegas due to the 3% hotel room tax increase bill which approved by the Nevada Legislature in March 2009; and

•	a potential increase in the gaming tax rate in any jurisdiction in which we operate.

We Are Dependent On Key Personnel Whom We Might Have Difficulty Replacing Due To A  Shortage Of Management-Level Personnel In Our Industry And Market Perceptions About Our Prospects

Our ability to operate successfully is dependent, in part, upon the continued services of certain of our executive personnel.  Our loss of any of them or our inability to attract or retain key employees in the future could have a material adverse effect on us.  We have an employment agreement with William L. Westerman, our Chairman of the Board, President and Chief Executive Officer (“CEO”) who has been with us or our predecessor company since 1991.  Mr. Westerman is employed for calendar year periods which renew automatically unless he provides 180 days written notice or we provide 90 days written notice of our respective intention not to renew.  Mr. Westerman’s contract is also subject to earlier termination upon the occurrence of certain events.  We cannot assure you that we would find a suitable replacement for Mr. Westerman if he retires or his employment terminates for any other reason.  There is a shortage of skilled management-level employees in the gaming industry.  This shortage, combined with our relatively limited financial and marketing resources, competitive position and market perceptions about our future prospects especially considering the notice of default we received under our credit agreement, may make it more difficult for us to find suitable replacements if we lose the services of our executives or other key personnel, which in turn might make it more difficult for us to attract and retain qualified personnel at that high level.

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

We can not assure you that any new licenses, registrations, findings of suitability, permits and approvals will be granted or that our existing ones will be renewed when they expire.  Any failure to renew or maintain our licenses or receive new licenses when necessary would have a material adverse effect on us.

We are subject to a variety of other laws, rules and regulations, including those pertaining to zoning, environmental matters, construction, land use and the serving of alcoholic beverages.  We also pay substantial taxes and fees in connection with our operations as a gaming company, which taxes and fees are subject to increases or other changes at any time.  Any changes to these laws could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We Are Subject To Potential Exposure To Environmental Liabilities

Generally, we are subject to various federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  Failure to comply could result in the imposition of severe penalties or restrictions on our operations by governmental agencies or courts.  We experienced a diesel leak at our Las Vegas property.  Our continuing efforts to monitor and remediate the effects of this leak, which occurred in 2002, have been affected by construction at neighboring projects.  We are continuing to monitor this matter.  In order to come to final resolution regarding this issue with the Nevada Department of Environmental Protection, we may be required to take remediation steps including the excavation of the effected area.  We are unable to estimate the cost of remediation at the present time.

Riviera Black Hawk is located within a 400-square mile area that in 1983 was designated as the Clear Creek Central/City National Priorities List Site Study Area under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.  Although Riviera Black Hawk is not within any of the specific areas currently identified for investigation or remediation under that statute, environmental problems may subsequently be discovered, including in connection with any future construction on our property.  Furthermore, governmental authorities could broaden their investigations and identify areas of concern within the site and as a result, we could be identified as a “potentially responsible party” and any related liability could have a material adverse effect on us.  We do not have insurance to cover environmental liabilities, if we incur any.

Energy Price Increases May Adversely Affect Our Costs Of Operations And Our Revenues

Our casino properties use significant amounts of electricity, natural gas and other forms of energy.  Recent substantial increases in the cost of electricity in the United States have negatively affected our operating results and are likely to continue to do so.  The extent of the impact is subject to the magnitude and duration of energy price increases, but this impact could be material.  In addition, energy price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties which could negatively impact our revenues.

Our Business, Financial Condition, Results Of Operations And Future Prospects Are Dependent On Many Factors That Are Beyond Our Control

The economic health of our business is generally affected by a number of factors that are beyond our control, including:

•	decline in tourism and travel due to concerns about homeland security, terrorism or other destabilizing events;

•	decline in the Las Vegas convention business;

•	the ability to renegotiate union contracts in Las Vegas;

•
intense competitive conditions in the gaming industry, especially the possibility of the approval of video lottery terminals and/or slot machines at racetracks in and around the Denver area, including the effect of such conditions on the pricing of our games and products;

•	general economic conditions including the impact of a continued or worsening economic recession;

•	economic conditions specific to our primary markets;

•	general condition of the banking and credit markets;

•	changes in the regulatory regimes affecting our business, including changes to applicable gaming, employment, environmental or tax regulations;

•	inaccessibility to our property due to construction on adjoining or nearby properties, streets or walkways;

•	substantial increases in the cost of electricity, natural gas and other forms of energy;

•	local conditions in key gaming markets, including seasonal and weather-related factors;

•	increased transportation costs;

•	levels of disposable income of casino customers;

•	continued increases in health care costs;

•	increases in gaming taxes or fees;

•	the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar;

•	an outbreak or suspicion of an outbreak of an infectious communicable disease; and

•	the impact of the smoking ban in Colorado on our Riviera Black Hawk property which became effective January 1, 2008 and the possible adoption of additional anti-smoking regulations.

Any of these factors could negatively impact our property or the casino industry generally, and as a result, our business, financial condition and results of operations.

We May Incur Losses That Are Not Adequately Covered By Insurance

Insurance may not be available in the future or adequate to cover all loss or damage to which our business or our assets might be subjected.  Since the terrorist attacks of September 11, 2001, insurance coverage has diminished for certain types of damages or occurrences and is no longer available at reasonable commercial rates.  The lack of adequate insurance for certain types or levels of risk could expose us to significant losses if a catastrophe or lawsuit occurs for which we do not have insurance coverage.  Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to pay the costs of replacing or repairing destroyed property and reduce the funds available for payment of our debt obligations.

We Are Subject To Litigation, Which, If Adversely Determined, Could Cause Us To Incur Substantial Losses

From time to time during the normal course of operating our business, we are subject to various litigation claims and other legal disputes.  Some of the litigation claims may not be covered under our insurance policies or our insurance carriers may seek to deny coverage.  As a result, we might be required to incur significant legal fees, which may have a material adverse effect on us.  In addition, because we cannot predict the outcome of any legal action, it is possible that as a result of litigation, we will be subject to adverse judgments or settlements that could significantly reduce our results from operations.

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

In addition to concerns about war, homeland security and terrorism, other factors affecting discretionary consumer spending include; consumers confidence in general or regional economic conditions, consumers’ disposable income, consumers fears of a continued or worsening economic recession or an economic depression.  Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on our pricing and harming our operations.

If the State of Nevada or Clark County increases gaming taxes and fees, our results of operations could be adversely affected.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  If the State of Nevada or Clark County, Nevada were to increase gaming taxes and fees, our results of operations could be adversely affected.  There are several gaming tax increase proposals currently circulating in Nevada. One such proposal, a 3% increase in the room tax, was recently approved by the Nevada legislature. These proposals would take the form of voter referendum.  If successfully implemented, such an increase would have a material adverse affect on our financial condition, results of operations or cash flows.

Risks Relating To Our Common Stock

Our Stock Price Has Been Volatile, Which Could Result In Substantial Losses For Our Stockholders.

On October 1, 2008, the New York Stock Exchange (“NYSE”) Euronext acquired the American Stock Exchange (“AMEX”).  As a result, effective December 1, 2008, all AMEX listed companies, including the Company, were placed in the NYSE Alternext US listing platform.  On March 18, 2009, the NYSE Alternext US changed its name to NYSE Amex.  Our stock’s average trading volume for the three-month period ended March 23, 2009 was 29,785 shares.  The daily closing sale prices of our stock, as reported by NYSE Amex (formerly NYSE Alternext US and AMEX), have ranged from $1.05 to $21.99 for the 52-week period ended March 23, 2009.  The volatility of the trading price of our stock could be due to many factors including, but not limited to:

•	the relatively low trading volume for our stock;

•	the effect of our announcement that we had terminated our strategic process to explore alternatives for maximizing stockholder value;

•	the effect that fluctuations in our stock price will have on other parties’ willingness to make a proposal to acquire us;

•	requirement in our Articles of Incorporation of an affirmative vote of 60% of all of our outstanding shares entitled to vote in order for a merger proposal to succeed;

•
ownership of a large number of our outstanding shares by a small group of stockholders, coupled with our 60% affirmative vote requirement to effectuate a successful merger, may inhibit other parties from engaging in merger negotiations with us;

•	fluctuations in Las Vegas real estate values, particularly as they affect property on the Las Vegas Strip;

•	the current credit market and banking environment;

•	current economic conditions and expectation regarding future economic conditions;

•	quarterly fluctuations in our financial results;

•	changes in analysts’ estimates of our financial performance or future prospects;

•	announcements of new services or programs;

•	additions or departures of key personnel;

•	general conditions in our industry and in the financial markets; and

•	a variety of other risk factors including the ones described elsewhere in this report.

The Volatility Of The Las Vegas Real Estate Market Might Result In A Substantial Decline In Our Stock Price

We believe that the recent decline in Las Vegas Strip real estate values was a significant cause for the drop in the trading price of our stock in 2008. The market value of real estate located on or near the Las Vegas Strip increased substantially during the three years preceding 2008 and the trading price of our stock increased in conjunction.  We believe that increases and decreases in Las Vegas Strip real estate values have significantly affected the trading price of our stock. Our Las Vegas property, which is located near the northern end of the Las Vegas Strip, consists of approximately 26 acres and is recorded at a book value of $21 million based on its 1993 historical cost.

There Are Requirements and Limitations On Changes In Control Of Our Company That Could Reduce The Ability To Sell Our Shares In Excess Of Current Market Prices

Our current debt consists of a seven year $225 million term loan which matures on June 8, 2014 (the “Term Loan”) and a $20 million five year revolving credit facility (the “Revolving Credit Facility” together with the Term Loan, the “New Credit Facility”).  The terms of the New Credit Facility restrict the ability of anyone to effect a change in control of our company.  If anyone acquires 35% or more of our outstanding stock or if other events occur that constitute a change in control according to our New Credit Facility, we have to make a prompt offer to repay the New Credit Facility.  It is unlikely that we would have the funds to repay the New Credit Facility within the required time frame unless we obtained the necessary funding as part of the change in control transaction which adds significantly to the funding that a buyer would need to acquire our company.  Our New Credit Facility also would require us to obtain the consent of holders of a majority of the outstanding principal amount of the New Credit Facility in order for us to be a party to a merger or to sell all or substantially all of our assets unless, after giving effect to the transaction, we meet certain net worth or financial ratio tests, which might be difficult or impossible for us to meet.

Early termination of our Swap Agreement, which we entered into in conjunction with our New Credit Facility, could result in a substantial payment if interest rates were below the fixed swap interest rate in effect at the time we entered into the Swap Agreement.

Additionally, our Articles of Incorporation and bylaws contain provisions that could reduce the likelihood of a change in control or acquisition of our company.  These could limit your ability to sell your shares at a premium or otherwise affect the price of our common stock.  These provisions:

•	limit the voting power of persons who acquire more than 10% of our outstanding stock without our prior approval;

•	permit us to issue up to 60 million shares of common stock;

•	permit us to increase the size of our board of directors and fill the resulting vacancies without a vote by stockholders; and

•	limit the persons who may call special meetings of stockholders.

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

On November 19, 2008, we entered into a separate investment agreement (each an “Investment Agreement”) with each of Plainfield Special Situations Master Fund Limited (“Plainfield”) and Desert Rock Enterprises LLC (“Desert Rock”) relating, among other things, to the acquisition of our common stock.   We currently do not have any plans to issue and sell any shares of our common stock to either Plainfield or Desert Rock.  The principal terms of each agreement provides for, among other things, (a) that our board of directors has, in connection with their potential acquisition of our common stock, (i) waived, in accordance with subsection 7(g) of Article III of our Articles of Incorporation, the voting limitation set forth in subsection 7(b) of Article III of the Articles of Incorporation with respect to Desert Rock and Plainfield (and their respective affiliates and related entities collectively, the “Investor Group”), and (ii) approved the acquisition of our common stock pursuant to the Investment Agreements in accordance with the provisions of subsection 78.438(1) of Title 7 of the Nevada Revised Statutes, (b) each Investor Group’s agreement not to directly or indirectly acquire any of our common stock, or otherwise become part of a group, if immediately after giving effect to such acquisition or group formation, the Investor Group, or any group of which it is a part, would have beneficial ownership of our common stock in excess of fifteen percent (15%) of the outstanding common stock, unless specifically approved in writing by our board of directors, subject to certain limited exceptions, (c) an agreement by each of Plainfield and Desert Rock to a standstill period (which ends on the first date to occur of: (i) the day following the completion of our 2010 regular annual meeting of stockholders, (ii) September 1, 2010 and (iii) the ending of any period during which any other investor is subject to a similar standstill) during which time it will not take certain actions involving the Company including without limitation to solicit proxies or become a participant in a proxy solicitation with respect to our securities or submit a proposal or offer involving a merger, business combination, acquisition tender or other similar type transaction, except under certain limited circumstances, (d) ) an agreement by each of Plainfield and Desert Rock not to vote any securities it holds in excess of the amount permitted to be purchased pursuant to clause (b) above, and (e) ) each of Plainfield and Desert Rock to seek to obtain any approvals that may be required from the Nevada and Colorado gaming authorities in connection with the acquisition of our common stock pursuant to the Investment Agreements.

We Have Never Paid Dividends, Do Not Intend To Pay Dividends In The Foreseeable Future And Cannot Pay Dividends To Any Unsuitable Person

We have never paid dividends on our stock, nor do we anticipate paying dividends in the foreseeable future.  We intend to retain our cash flow or earnings, if any, to use in our growth and ongoing operations.  Also, due to gaming law considerations, our Articles of Incorporation prohibit the payment of dividends to anyone who is deemed an “unsuitable person” or is an affiliate of an “unsuitable person.”

Certain Owners Of Our Stock May Have To File An Application With, And Be Investigated By, The Nevada And/Or Colorado Gaming Authorities.  If That Owner Is Deemed “Unsuitable,” That Stockholder Could Lose Most Of The Attributes Of Being A Stockholder And It Could have a Detrimental Effect On US.

Any person who acquires beneficial ownership of more than 10% of our voting securities must apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails a written notice requiring such application.  Under certain circumstances, if an “institutional investor” (as defined in Nevada gaming regulations) acquires beneficial ownership of more than 10% but not more than 15% of our voting securities and holds the securities only for investment purposes, it may apply for a waiver of such finding of suitability requirement.  In addition, any beneficial owner of our voting securities, regardless of the number of shares owned, may be required, at the discretion of the Nevada Commission, to apply for a finding of suitability.  A finding of suitability is comparable to licensing, and the applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting the investigation.

Any such person who fails to apply for a finding of suitability within 30 days after being ordered to do so by the Nevada Commission may be found to be unsuitable.  Any person who is found by the Nevada Commission to be unsuitable to be a beneficial owner of our voting securities but continues such beneficial ownership beyond the period of time prescribed by the Nevada Commission may be guilty of a criminal offense.  We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a beneficial owner of our voting securities or to have any other relationship with us, we:

•	pay that person any dividend or interest on our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through our voting securities held by that person;

•	pay that person any remuneration in any form for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require that person to relinquish our voting securities for cash at fair market value.

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

We May Redeem Shares Due To Gaming Law Considerations, Either As Required By Gaming Authorities Or In Our Discretion

Our articles of incorporation provide that if a gaming authority determines that any stockholder or its affiliates are unsuitable, or if deemed necessary or advisable by us for gaming law considerations, we may redeem shares of our stock that the stockholder or the stockholder’s affiliates own or control.  The redemption price will be the amount required by the gaming authority or, if the gaming authority does not determine the price, the price deemed reasonable by us.  If we determine the redemption price, that price will be capped at the market price of the shares on the date we give the redemption notice.  We may pay the redemption price in cash, by promissory note, or both, as required by the applicable gaming authority and, if not so required, as we elect.

We Do Not Meet The NYSE Amex (Formerly NYSE Alternext US and AMEX) Earnings Or Net Worth Listing Standards

On October 1, 2008, the NYSE Euronext acquired the AMEX.  As a result, effective December 1, 2008, all AMEX companies were placed in the NYSE Alternext US listing platform. On March 18, 2009, the NYSE Alternext US changed its name to NYSE Amex.  Our common stock is listed on the NYSE Amex trading platform under the symbol RIV.  Prior to the transition to the NYSE Amex (formerly NYSE Alternext US) trading platform, our common stock was trading on AMEX.  We do not currently meet the earnings or net worth standards that were in effect with NYSE Amex.  We have been informed, however, that according to NYSE Amex policy, NYSE Amex will not normally consider suspending dealings in or delisting the securities of a company which is below the earnings and net worth standards if the total market value of that company’s publicly held shares is at least $15 million.  Based on the number of our publicly held shares as of February 20, 2009, our shares must have a per-share market value of at least $1.20 in order to meet that $15 million level.  However, we cannot be sure that the NYSE Amex will continue to follow that policy or that the price of our shares will continue to enable us to stay at that level in the future.  If our shares were delisted from NYSE Amex, the marketability and liquidity of our stock could be significantly reduced.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Riviera Las Vegas

Riviera Las Vegas is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres.  The buildings comprise approximately 1.8 million square feet, including 100,000 square feet of casino space, a 160,000 square-foot convention, meeting and banquet facility, 2,075 hotel rooms (including 177 luxury suites) in five towers, three restaurants, a buffet, three snack bars, four showrooms, a lounge and approximately 2,300 parking spaces.  In addition, executive and other offices for Riviera Las Vegas are located on the property.

There are approximately 35 food and retail concessions operated under individual leases with third parties. The leases are for periods from one month to, including option periods, up to twenty years.

Riviera Black Hawk

Riviera Black Hawk is located on 1.63 acres of land at 400 Main Street, Black Hawk, Colorado. The buildings include approximately 325,000 square feet and comprise 32,000 square feet of gaming space, parking spaces for approximately 520 vehicles (substantially all of which are covered), a 252-seat buffet, one bar, a banquet room with seating for approximately 200 people and three outdoor patio areas where patrons can smoke.

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

(a)           As a result of the NYSE Euronext acquisition of AMEX, effective December 1, 2008, all AMEX listed companies, including the Company, were placed in the NYSE Amex (formerly NYSE Alternext US) listing platform.  As of March 23, 2009, we had approximately 454 stockholders of record and individual participants in security position listings.  There are a significantly greater number of stockholders whose shares are held in street name. Based on information we collected as of March 23, 2009, we estimate that we have at least 1,772 beneficial holders in total.

We have never paid dividends on our common stock and do not expect to pay dividends (cash or otherwise) on our common stock for the foreseeable future.  Our ability to pay dividends is primarily dependent upon receipt of dividends and distributions from our subsidiaries, which include the operations of Riviera Las Vegas and Riviera Black Hawk.

We do not currently meet the earnings or net worth listing standards that were in effect with NYSE Amex.  We have been informed, however, that according to NYSE Amex policy, NYSE Amex will not normally consider suspending dealings in or delisting the securities of a company that does not meet the earnings and net worth standards if the total market value of that company’s publicly held shares is at least $15 million and total assets and total revenues of that company are at least $50 million each in the last fiscal year.  Based on the number of our publicly held shares as of February 20, 2009, our shares must have a per-share market value of at least $1.20 in order to meet that $15 million level and our total assets and total revenues must be at least $50 million each in the last fiscal year.  While we currently meet these standards, we cannot be sure that the NYSE Amex will continue to follow that policy or that the price of our shares will continue to enable us to stay at that level in the future.  If our shares were delisted from NYSE Amex, the marketability and liquidity of our stock could be significantly reduced.

The table below sets forth the high and low sale prices by quarter for the years ended December 31, 2008 and 2007, based on NYSE Amex (formerly NYSE Alternext US) and AMEX reported prices by certain brokers who have had transactions in our common stock during the year:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
HIGH	$29.73	$21.72	$12.31	$6.87
LOW	18.62	10.00	7.35	2.50

2007
HIGH	$28.29	$39.12	$36.66	$32.03
LOW	18.99	27.05	22.15	26.66

Equity Compensation Plan Information (as of December 31, 2008)

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	258,000	$8.36	1,078,000

Equity compensation plans not approved by security holders (2)	70,200	N/A	172,272	(1)

Total	328,200	$8.36	1,250,272

(1)
Of the 172,272 shares referenced in column C of the above table, 126,252 are from our Restricted Stock Plan and 46,020 are from our Stock Compensation Plan for Directors Serving on the Compensation Committee, which are described in Note 14 of our consolidated financial statements included in this report.  We have a Stock Compensation Plan, under which directors who are members of the Compensation Committee have the right to receive all or part of their annual fees in the form of Common Stock having a fair market value equal to the amount of their fees.  Of the 50,000 shares that are allocated to this plan, 46,020 remain available for issuance.

(2)	Restricted Stock for employees issued in 2005 which was not approved by security holders.

(b) Not Applicable

(c) Not Applicable

Item 6.	Selected Financial Data

The following table sets forth a summary of selected financial data for the Company for the years ended December 31 (in thousands, except Net Loss Per Diluted Common Share, and adjusted for three-for-one stock split in 2005):

	2008	2007	2006	2005	2004
Net Revenue	$169,760	$205,495	$200,944	$202,227	$201,350
Net Loss	$(11,862)	$(18,258)	$(335)	$(3,999)	$(2,086)
Net Loss Per Diluted Common Share	$(0.96)	$(1.48)	$(0.03)	$(0.34)	$(0.20)
Total Assets	$204,960	$218,462	$213,682	$211,769	$217,536
Total Debt	$227,847	$225,514	$215,004	$215,431	$216,467

The net loss for 2008 includes interest expense, net of interest income, of $17.1 million, or $1.38 per share, and a decrease in the value of derivative instruments of $3.6 million, or $0.29 per share.  The net loss for 2007 includes interest expense, net of interest income, of $21.9 million, or $1.77 per share, a decrease in the value of derivative instruments of $13.3 million, or $1.08 per share, and a charge of $12.9 million, or $1.05 per share, for a loss on the early retirement of debt.  The fair value of our derivative instrument changes with movements in interest rates and other factors, thus, we will continue to incur either non-cash gains or non-cash losses over the term of the Swap Agreement.

Net loss for 2008 also includes $0.8 million for equity based compensation expense, $0.2 million for mergers, acquisitions and development costs and $0.5 million for Sarbanes-Oxley related expenses.  Net loss for 2007 also includes $1.0 million for equity based compensation expense, $0.6 million for mergers, acquisitions and development costs, $0.5 million for Sarbanes-Oxley related expenses and $0.1 million for asset impairment expenses.  In addition, net loss for 2008 includes a $2.4 million income tax provision.  Currently, we do not believe that it is more likely than not that we can utilize the deferred tax assets, therefore, a valuation allowance has been provided for our net deferred tax assets.

Net loss for 2006 includes interest expense, net of interest income, of $25.8 million, or $2.12 per share.  Additionally, net loss for 2006 includes $0.8 million for equity-based compensation, $1.3 million for mergers, acquisitions and development costs and $0.8 million for Sarbanes-Oxley related expenses.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our current debt consists of a seven year $225 million term loan which matures on June 8, 2014 (the “Term Loan”) and a $20 million five year revolving credit facility (the “Revolving Credit Facility” together with the Term Loan, the “New Credit Facility”).  On February 26, 2009, the Company received a notice of default on its New Credit Facility (see Note 10 to the Consolidated Financial Statements contained in this Form 10-K for the year ended December 31, 2008) from Wachovia Bank, National Association (“Wachovia”), the administrative agent.  The notice of default (the “Notice”) relates to our New Credit Facility and is the result of the Company’s failure to provide a Deposit Account Control Agreement (a “DACA”) from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provides that as a result of the default, the Company will no longer have the option to request LIBOR Rate loans.  As a result of losing the availability of LIBOR Rate loans under the New Credit Facility, the interest rate on the Term Loan will increase from approximately 7.5% to 8.5% and the interest rate for the Revolving Credit Facility will remain the same.

On March 25, 2009, we engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the accrued interest of approximately $4 million on our $245 million New Credit Facility, which was due March 30, 2009. Consequently, we elected not to make the payment. The Company’s failure to pay interest due on any loan within our New Credit Facility within a three-day grace period from the due date is an event of default under our New Credit Facility.  We do not plan to pay the interest due within the three-day grace period.  As a result of this event of default, the Company's lenders have the right to seek to charge additional default interest in the amount of 2% on the Company’s outstanding principal and interest under our credit agreement (the “Credit Agreement”), and automatically charge additional default interest of 1% on any overdue amounts under the interest rate swap agreement (the “Swap Agreement”) we entered in conjunction with our New Credit Facility.  These defaults rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.  We believe that the Company’s lenders will seek to apply these higher default interest rates as a result of the Company’s failure to make the interest payment due on March 30, 2009.

We entered into discussions with Wachovia to negotiate a waiver or forbearance regarding the Notice and the anticipated payment default and an anticipated going concern default (see discussion below).  If we are not successful in negotiating a waiver or forbearance agreement with the Company’s lenders regarding the Notice and the anticipated payment and going concern defaults, Wachovia and the lenders under the New Credit Facility would: have the ability to accelerate repayment of all amounts outstanding under the New Credit Facility ($227.5 million at December 31, 2008), to commence foreclose on some or all of our assets securing the debt, or exercise other rights and remedies granted under the New Credit Facility and as may be available pursuant to applicable law.  In addition, Wachovia, under our interest rate swap agreement, can terminate the interest rate swap agreement and accelerate repayment of the amount outstanding under that agreement ($30.2 million at December 31, 2008).  If the New Credit Facility and interest rate swap indebtedness were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or consensual out-of-court restructuring, if necessary.  If we were unable to do so, we would likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

Our independent registered public accounting firm has included an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern in their audit report contained in this Form 10-K report for the year ended December 31, 2008.

We own and operate Riviera Las Vegas on the Las Vegas Strip in Las Vegas, Nevada, and Riviera Black Hawk in Black Hawk, Colorado.

Our capital expenditures for Riviera Las Vegas are geared primarily toward maintaining and upgrading our hotel rooms, gaming products, convention space, restaurants, bars and entertainment venues.  In November 2007, we began a comprehensive hotel room remodel project in Las Vegas.  Remodeled hotel rooms feature new Euro beds, flat screen televisions, furniture, carpeting, marble floors and granite countertops.  As of December 31, 2008, we spent $18.7 million on this project and completed four of our five hotel towers.  We expect to complete the remainder of the project when economic conditions improve.  Our capital expenditures for Riviera Black Hawk are geared primarily toward maintaining and upgrading our gaming products, food and beverage venues and overall facility.  In order to improve customer satisfaction, increase efficiencies, and reduce labor costs at both of our properties, we made substantial investments in technology including kiosks for hotel check-in, slot machine ticket redemption and player’s club point redemptions.

Our primary marketing focus in Las Vegas is to maximize gaming revenues and grow revenue per available room, or RevPar.  To maximize gaming revenues, we market directly to members of our Club Riviera utilizing customized mail offerings and special promotions to entice players to visit and game at the property.  We frequently use complimentary room, food and beverage and entertainment products to increase player visits and gaming revenues.  We also use various promotions to entice hotel guests that are not members of Club Riviera to join the Club Riviera and game at the property.  To grow RevPar, we are leveraging our recently remodeled hotel rooms and significant convention space to entice meeting planners and convention coordinators to choose Riviera Las Vegas for their events.  Moreover, we are showcasing our new hotel room product to grow our tour and travel and Internet sales.

In addition to the above, we continuously strive to maximize the number of people who patronize Las Vegas but who are not guests in our hotel.  We achieve this by capitalizing on our prime Las Vegas Strip location, convention center proximity and availability of several popular entertainment productions.

We have implemented and will continue to implement promotions to attract competing hotel customers to our property to enjoy our amenities.   We are well situated for walk-in traffic on the Las Vegas Strip near several major properties including Circus Circus, Las Vegas Hilton, Las Vegas Convention Center, Wynn Las Vegas and the Fontainebleau project, which is scheduled to open late in 2009.  Additionally, we are close to several timeshare and condominium projects.  While we benefit from our proximity to several major properties, the closure of the Stardust, Frontier and Westward Ho and ongoing construction activities have caused a major reduction in walk-in traffic.  We anticipate that our walk-in traffic will be adversely impacted for the foreseeable future.

The Black Hawk market caters primarily to slot machine players from the Denver area.  Therefore, our primary marketing focus in Black Hawk is to grow and maintain the number of quality players in our players club and utilize effective direct marketing techniques, including direct mail offers and special promotions, to entice customers to visit and game at our property.  Our location is conducive to walk-in customers as the Isle of Capri, which is one of the largest casinos in Black Hawk, is located directly across the street from our casino.  Also, Riviera Black Hawk is the first property off of Main Street as you drive into Black Hawk from the Denver Metro area and our parking garage is the first and most easily accessible in the area.  Until recently, only limited stakes gaming, which is defined as a maximum single bet of $5.00, was legal in the Black Hawk/Central City market.  However, on January 13, 2009, residents of Black Hawk voted to enable Black Hawk casino operators to extend casino hours, add the games of craps and roulette and increase the maximum betting limit to $100 per bet.  July 1, 2009 is the earliest we are permitted to implement increased betting limits, extended hours or add the games of craps or roulette.  We are evaluating various marketing and operating strategies related to these changes.

Results of Operations

2008 Compared to 2007

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. EBITDA from properties is presented on the following schedule:

(Dollars in thousands)	2008	2007	Incr/(Dec)	Incr%
Net Revenues:
Riviera Las Vegas	$128,031	$151,505	$(23,474)	-15.5%
Riviera Black Hawk	41,729	53,990	(12,261)	-22.7%
Total Net Revenues	$169,760	$205,495	$(35,735)	-17.4%

Property EBITDA
Riviera Las Vegas	$18,748	$30,166	$(11,418)	-37.9%
Riviera Black Hawk	12,209	19,133	(6,924)	-36.2%
Property EBITDA (1)	$30,957	$49,299	$(18,342)	-37.2%

Other costs and expenses:
Corporate expenses
Share-based compensation	795	966	(171)	-17.7%
Other corporate expense	3,857	4,745	(888)	-18.7%
Depreciation and amortization	14,883	13,116	1,767	13.5%
Mergers, acquisitions and development costs, net	191	611	(420)	-68.7%
Asset Impairments	-	72	(72)	NM
Loss on retirement of bonds	-	12,878	(12,878)	NM
Change in fair value of derivative instruments	3,556	13,272	(9,716)	-73.2%
Interest expense, net	17,091	21,897	(4,806)	-21.9%
	40,373	67,557	(27,184)	-40.2%

Net loss before income tax provision	(9,416)	(18,258)	8,842	48.4%
Income tax provision	(2,446)	-	(2,446)	NM
Net loss	(11,862)	(18,258)	6,396	35.0%

Property EBITDA Margins (2)
Riviera Las Vegas	14.6%	19.9%	-5.3%
Riviera Black Hawk	29.3%	35.4%	-6.1%

(1)
Property EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors.  We use property-level EBITDA (EBITDA before corporate expenses) as the primary measure of operating performance of our properties, including the evaluation of operating personnel.  EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments that are not reflected in EBITDA.  Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than we do (see footnote 18 for reconciliation to net.

(2)	Property EBITDA margins represent property EBITDA as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the twelve months ended December 31, 2008 were $128.0 million, a decrease of $23.5 million, or 15.5%, from $151.5 million for the comparable period in the prior year.

Casino revenues for the twelve months ended December 31, 2008 were $50.6 million, a decrease of $11.1 million, or 18.1%, from $61.7 million for the comparable period in the prior year. Casino revenues are comprised of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenue was $39.0 million, a decrease of $8.2 million, or 17.3%, from $47.2 million and table game revenue, including revenue from poker, was $11.5 million, a decrease of $3.0 million, or 20.4% from $14.5 million.  Slot machine win per unit per day for the twelve months ended December 31, 2008 was $115.00, a decrease of $17.22, or 13.0%, from $132.22 for the comparable period in the prior year. Slot machine and table game revenues decreased primarily due to lower slot machine and table game amounts wagered as a result of reduced hotel occupancy, the effect of a weak economy on consumer spending and encumbered access due to construction at neighboring projects.

Hotel room rental revenues for the twelve months ended December 31, 2008 were $52.4 million, a decrease of $7.5 million, or 12.5%, from $59.9 million for the comparable period in the prior year. The room rental revenue decrease was primarily attributable to 16.1% and 11.5% decreases in leisure and convention segment occupied rooms, respectively, as a result of higher travel costs, the weaker economy and increased competition. For the twelve months ended December 31, 2008, hotel occupancy was 83.8% in comparison to 93.0% for the comparable period in the prior year. The hotel room occupancy percentage is calculated by dividing total occupied rooms by total rooms available for sale.  6.3% of our hotel rooms were unavailable during 2008 due to our room remodeling project referenced above.  For the twelve months ended December 31, 2008, 46.9% and 34.2% of total occupied rooms were leisure and convention segment rooms, respectively.  Average daily room rental rate, or ADR, was $82.81 for the twelve months ended December 31, 2008, a decrease of $0.06, or 0.1%, from $82.87 for the comparable period in the prior year.  ADR decreased primarily as a result of a $9.23, or 17.2%, leisure segment ADR reduction mostly offset by a $9.03, or 9.1% convention segment ADR improvement.  Revenue per available room, or RevPar, was $69.40, a decrease of $7.65, or 9.9%, from $77.05 for the comparable period in the prior year. The decrease in RevPar was due primarily to lower occupancy as described above.  Room rental revenues include revenues associated with rooms provided to high-value guests on a complimentary basis.  These revenues were $7.8 million for the twelve months ended December 31, 2008 and are included in promotional allowances and deducted from total revenues.

Food and beverage revenues for the twelve months ended December 31, 2008 were $23.4 million, a decrease of $3.7 million, or 13.7%, from $27.1 million for the comparable period in the prior year. The decrease is due to a $2.8 million food revenue and $0.9 million beverage revenue reduction primarily as a result of the weak economy, reduced hotel occupancy, less gaming customers and strategic closure of select food and beverage outlets during low volume periods.  Food covers decreased primarily in the buffet, coffee shop and the sports book delicatessen and drinks served decreased primarily in the casino bars. Food and beverage revenues include items offered to high-value guests on a complimentary basis.  These revenues were $10.1 million for the twelve months ended December 31, 2008 and are included in promotional allowances and deducted from total revenues.

Entertainment revenues for the twelve months ended December 31, 2008 were $13.4 million, a decrease of $0.1 million, or 0.5%, from $13.5 million for the comparable period in the prior year. The decrease is primarily due to reduced ticket sales for all of our shows except "ICE", an ice skating show that opened April 23, 2007.  Entertainment revenues include items offered to high-value guests on a complimentary basis.  These revenues were $3.6 million for the twelve months ended December 31, 2008 and are included in promotional allowances and deducted from total revenues.

Other revenues for the twelve months ended December 31, 2008 were $6.4 million, an increase of $0.3 million, or 5.7%, from $6.1 million for the comparable period in the prior year.  The increase in other revenues, which are comprised primarily of rental income, was due to new agreements to lease portions of our parking space and additional rental income from the Banana Leaf Asian Restaurant, which opened in February 2008, and Club de Soleil, a timeshare marketing company.

Costs and Expenses

Casino costs and expenses for the twelve months ended December 31, 2008 were $28.6 million, a decrease of $4.2 million, or 13.1%, from $32.8 million for the comparable period in the prior year.  The decrease in casino costs and expenses was due primarily to a reduction in slot machine and table game payroll and related costs to partially offset the $11.1 million decrease in casino revenue.  Reductions in slot and table game payroll and related costs were partially offset with higher marketing and promotional costs primarily due to increased competition and poor economic conditions.

Room rental costs and expenses for the twelve months ended December 31, 2008 were $25.4 million, a decrease of $2.7 million, or 9.6%, from $28.1 million for the comparable period in the prior year.  The decrease in room rental costs and expenses was primarily due to an 88,100, or 12.9%, reduction in occupied hotel rooms.  As a result, payroll and related costs and operating expenses were reduced accordingly.

Food and beverage costs and expenses for the twelve months ended December 31, 2008 were $19.2 million, a decrease of $3.2 million, or 14.2%, from $22.4 million for the comparable period in the prior year. The decrease in food and beverage cost and expenses was due primarily to a reduction in food and beverage cost of goods, payroll and related costs and other expenses to offset a $3.7 million food and beverage revenue decrease. Additionally, several food and beverage outlets have been closed during low volume periods to reduce costs and expenses.

Entertainment costs and expenses for the twelve months ended December 31, 2008 were $8.0 million, a decrease of $0.6 million, or 7.3%, from $8.7 million for the comparable period in the prior year.  The decrease in entertainment costs and expenses is primarily due to payroll and related costs savings.

General and administrative costs and expenses for the twelve months ended December 31, 2008 were $26.8 million, a decrease of $1.2 million, or 4.0%, from $28.0 for the comparable period in the prior year.  The decrease in general and administrative cost and expenses was primarily due a $0.8 million reduction in the incentive compensation expense.  There was no incentive compensation expense for the twelve months ended December 31, 2008.

Other expenses for the twelve months ended December 31, 2008 were $1.2 million, a decrease of $0.2 million, or 8.8%, from $1.4 million for the comparable period in the prior year.  The decrease in other expenses was due primarily to cost savings initiatives to partially offset the decrease in net revenues.

Income from Operations

Income from operations for the twelve months ended December 31, 2008 was $9.3 million, a decrease of $14.2 million, or 60.3%, from $23.5 million for the comparable period in the prior year.  The decrease is primarily due to lower casino and room rental revenues without offsetting reductions in costs and expenses.  Operating margins were 7.3% for the twelve months ended December 31, 2008 in comparison to 15.5% for the comparable period in the prior year.  Operating margins decreased primarily due to revenue decreases in our high margin slot machine and room rental operations and a $1.5 million increase in depreciation and amortization expenses as a result of asset additions mostly attributable to our hotel room remodeling project described above.

Riviera Black Hawk

Revenues

Net revenues for the twelve months ended December 31, 2008 were $41.7 million, a decrease of $12.3 million, or 22.7%, from $54.0 million for the comparable period in the prior year.

Casino revenues for the twelve months ended December 31, 2008 were $40.7 million, a decrease of $11.9 million, or 22.6%, from $52.6 million for the comparable period in the prior year.  The decrease in casino revenues is primarily due to a slot machine revenue decrease of $11.7 million, or 22.7%, to $39.6 million from $51.3 million for the comparable period in the prior year.  Slot machine revenue per unit per day was $127.73, a decrease of $28.04, or 18.0%, from $155.77 for the comparable period in the prior year. The decrease in slot machine revenue was primarily the result of less slot machine wagering due to the effects of high fuel costs, a weak economy and the smoking ban in Colorado which went into effect January 1, 2008.

Food and beverage revenues for the twelve months ended December 31, 2008 were $5.1 million, a decrease of $0.2 million, or 4.1%, from $5.3 million for the comparable period in the prior year. The decrease is primarily due to a 10.9% reduction in buffet covers due to fewer gaming customers. We frequently provide high value guests with complimentary food and beverage to increase casino revenues.  In fact, nearly three quarters of food and beverage revenues are related to complimentary issuances.  These revenues are included in promotional allowances and deducted from total revenues as described in Note 1 of the Notes to the Consolidated Financial Statements included in this document.

Other revenues for the twelve months ended December 31, 2008 were $0.4 million, a decrease of $0.2 million, or 29.1%, from $0.6 million for the comparable period in the prior year.  The decrease in other revenues, which are comprised primarily of transaction fee revenues from automatic teller machines (ATMs), was attributable principally to a reduction in ATM transactions in conjunction with less casino wagering.

Costs and Expenses

Casino costs and expenses for the twelve months ended December 31, 2008 were $19.2 million, a decrease of $4.1 million, or 17.8%, from $23.3 million for the comparable period in the prior year. The decrease in casino expenses is primarily due to a reduction in slot and table game payroll and related costs which partially offsets the $11.9 million decrease in casino revenue.

General and administrative expenses for the twelve months ended December 31, 2008 were $9.0 million, a decrease of $1.0 million, or 10.2%, from $10.0 million for the comparable period in the prior year.  The decrease in general and administrative expenses was due primarily to a $0.4 million health insurance credit and a $0.4 million reduction in the incentive compensation expense.  There was no incentive compensation expense for the twelve months ended December 31, 2008.

Food and beverage expenses for the twelve months ended December 31, 2008 were $1.3 million, a decrease of $0.2 million, or 10.6%, from $1.5 million for the comparable period in the prior year.  The decrease was the primarily due to payroll and related costs savings.

Income from Operations

Income from operations for the twelve months ended December 31, 2008 were $6.7 million, a decrease of $6.0 million, or 46.7%, from $12.7 million for the comparable period in the prior year. The decrease is primarily due to the $11.9 million decrease in casino revenues without offsetting reductions in costs and expenses.  Operating margins were 16.1% for the twelve months ended December 31, 2008 in comparison to 23.3% for the comparable period in the prior year.  Operating margins decreased primarily due to the revenue decrease in our high margin slot machine operations and increased depreciation and amortization expenses.

Consolidated Operations

Income from operations

Income from operations for the twelve months ended December 31, 2008 were $11.2 million, a decrease of $18.6 million, or 62.3%, from $29.8 million for the comparable period in the prior year.  The decrease is principally due to a $35.7 million, or 17.4%, reduction in net revenues to $169.8 million from $205.5 million for the comparable period in the prior year.  The decrease in net revenues was partially offset by a $17.2 million, or 9.8%, reduction in total costs and expenses to $158.5 million from $175.7 million for the comparable period in the prior year.  Operating margins were 6.6% for the twelve months ended December 31, 2008 in comparison to 14.5% for the comparable period in the prior year.  Operating margins decreased primarily as a result of the revenue reductions in our high margin slot machine operations and a $1.8 million increase in depreciation and amortization expense.

Other Expense

Other expenses for the twelve months ended December 31, 2008 were $20.6 million, a decrease of $27.4 million, or 57.0%, from $48.0 million for the comparable period in the prior year.  The decrease is primarily due to a $12.9 million loss on retirement of debt in the prior year, a decrease of $9.7 million in the amount recorded for unrealized loss on derivatives and a decrease of $4.8 million in interest expense, net of interest income.  The loss on retirement of debt resulted from the retirement of our 11% Notes as described below under Liquidity and Capital Resources.  The decrease in the unrealized loss on derivatives was due primarily to lower interest rates resulting in an increase in the fair value of our interest rate swap liability.  The decrease in interest expense was the result of reduced borrowing costs associated with our New Credit Facility executed June 2007.

Net Loss

Net loss for the twelve months ended December 31, 2008 was $11.9 million, an improvement of $6.4 million, or 35.0%, from a net loss of $18.3 million for comparable period in the prior year.  The improvement is due to the $27.4 million reduction in other expenses which was partially offset by the $18.6 million decrease in consolidated income from operations and a $2.4 million income tax provision for the twelve months ended December 31, 2008 in comparison to no income tax provision for the prior year.  The $2.4 million income tax provision was recorded in order to increase our valuation allowance as we currently do not believe that it is more likely than not that we can utilize the deferred tax assets (see Note 12 within the consolidated financial statements below).

Results of Operations

2007 Compared to 2006

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. EBITDA from properties is presented on the following schedule:

(Dollars in thousands)	2007	2006	Incr/(Dec)	Incr %
Net Revenues:
Riviera Las Vegas	$151,505	$149,202	$2,303	1.5%
Riviera Black Hawk	53,990	51,742	2,248	4.3%
Total Net Revenues	$205,495	$200,944	4,551	2.3%

Property EBITDA
Riviera Las Vegas	$30,166	$28,075	$2,091	7.4%
Riviera Black Hawk	19,133	16,825	2,308	13.7%
Property EBITDA (1)	$49,299	$44,900	4,399	9.8%

Other costs and expenses:
Corporate expenses
Share-based compensation	966	813	153	18.8%
Other corporate expense	4,745	4,644	101	2.2%
Depreciation and amortization	13,116	12,691	425	3.3%
Mergers, acquisitions and development costs, net	611	1,318	(707)	-53.6%
Asset Impairments	72	18	54	300.0%
Loss on retirement of bonds	12,878	-	12,878	NM
Decrease in value of derivative instruments	13,272	-	13,272	NM
Interest expense, net	21,897	25,751	(3,854)	-15.0%
	67,557	45,235	22,322	49.3%
Net loss	$(18,258)	$(335)	$(17,923)	-50.5%
Property EBITDA Margins (2)
Riviera Las Vegas	19.9%	18.8%	1.1%
Riviera Black Hawk	35.4%	32.5%	2.9%

(1)
Property EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors.  We use property-level EBITDA (EBITDA before corporate expenses) as the primary measure of operating performance of our properties, including the evaluation of operating personnel.  EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments that are not reflected in EBITDA.  Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than we do (see footnote 18 for reconciliation to net.

(2)	Property EBITDA margins represent property EBITDA as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for Riviera Las Vegas increased by approximately $2.3 million, or 1.5%, from $149.2 million in 2006 to $151.5 million in 2007 primarily due to increased room revenue of $3.2 million and casino revenue of $475,000 partially offset by decreased entertainment revenue of $1.0 million.  Room revenues increased $3.2 million, as the average room rate increased $4.40 or 5.6% from $78.47 in 2006 to $82.87 in 2007 and hotel occupancy increased slightly from 92.2% in 2006 to 92.9% in 2007.  Revenue per available room, or RevPar, increased $4.68 from $72.37 to $77.05 or 6.5%.  Casino revenue increased as a result of an increase in our table game drop of $3 million and higher poker revenues.

Property EBITDA

 Property EBITDA in Las Vegas increased $2.1 million or 7.4% from $28.1 million in 2006 to $30.2 million in 2007 due to increased hotel and gaming revenues as described above and effects of decreased casino marketing costs of $272,000 in our gaming departments.

Riviera Black Hawk

Revenues

Net revenues for Riviera Black Hawk, which are primarily gaming revenues, increased $2.2 million, or 4.3%, from $51.7 million in 2006 to $54.0 million in 2007.  The increase is primarily due to an increase in slot revenues as a result of the increase in hold percentage.  The increase is a result of the entire market’s increase in hold percentage primarily from the popularity of lower denomination slot machines in the marketplace, which were installed throughout 2006.

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

Liquidity and Capital Resources

On June 8, 2007, we and our subsidiaries entered into the New Credit Facility.  The New Credit Facility includes the $225 million seven-year Term Loan, and has no amortization for the first three years, and a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined. The New Credit Facility also includes the $20 million five-year Revolving Credit Facility under which we can obtain extensions of credit in the form of cash loans or standby letters of credit (the "Standby L/Cs").  We are permitted to prepay the New Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans. The rate for the Term Loan and Revolving Credit Facility is LIBOR plus 2.0%.  Pursuant to a floating rate to fixed rate Swap Agreement that became effective June 29, 2007 that we entered into under the New Credit Facility, substantially the entire Term Loan portion of the New Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the Swap Agreement).  The New Credit Facility is guaranteed by the subsidiaries and is secured by a first priority lien on substantially all of our assets.

We used substantially all of the proceeds of the Term Loan to discharge our obligations under the Indenture, dated June 26, 2002 (the "Indenture"), with The Bank of New York as trustee (the "Trustee"), governing the 11% Notes. On June 8, 2007 we deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

We utilize derivative instruments for a substantial portion of our Term Loan to manage certain interest rate risk. Our Swap Agreement has a rate of 5.41% compared to the one month LIBOR rate in effect through December 31, 2008.  The interest rate on loans under the Revolving Credit Facility will depend on whether they are in the form of revolving loans or swing line loans.  For each revolving loan, the interest rate will depend on whether we elect to treat the loan as an "Alternate Base Rate" loan ("ABR Loan") or a LIBOR Rate loan.  Swing line loans will bear interest at a per annum rate equal to the Alternative Base Rate plus the applicable percentage for revolving loans that are ABR Loans. The applicable percentage for swing line loans ranges from 0.50% to 1%, depending on our consolidated leverage ratio.

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

As of December 31, 2008, we were in compliance with the financial covenant set forth in our New Credit Facility.  Our Consolidated Leverage Ratio was 8.4 for the four quarters ending December 31, 2008.  The maximum allowable Consolidated Leverage Ratio pursuant to the Revolving Credit Facility is 6.5 as of December 31, 2008.  However, the maximum Consolidated Leverage Ratio of 6.5 is applicable only if RHC has outstanding borrowings against its Revolving Credit Facility exceeding $2.5 million as of the end of the applicable quarter.  As of December 31, 2008, RHC had $2.5 million outstanding on its Revolving Credit Facility.

On February 26, 2009, the Company received a notice of default on its New Credit Facility from Wachovia, the administrative agent.  The notice of default, or Notice, relates to our New Credit Facility and is the result of the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provides that as a result of the default, the Company will no longer have the option to request LIBOR Rate loans.   As a result of losing the availability of LIBOR Rate loans under the New Credit Facility, the interest rate on the Term Loan will increase from approximately 7.5% to 8.5% and the interest rate for the Revolving Credit Facility will remain the same.

On March 25, 2009, we engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company not pay the accrued interest of approximately $4 million on our $245 million New Credit Facility, which was due March 30, 2009. Consequently we elected not to make the payment. The Company’s failure to pay interest due on any loan within our New Credit Facility within a three-day grace period from the due date is an event of default under our New Credit Facility.  We do not plan to pay the interest due within the three-day grace period.  As a result of this event of default, the Company's lenders have the right to seek to charge additional default interest in the amount of 2% on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest of 1% on any overdue amounts under the Swap Agreement.  These defaults rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.  We believe that the Company’s lenders will seek to apply these higher default interest rates as a result of the Company’s failure to make the interest payment due on March 30, 2009.

We entered into discussions with Wachovia to negotiate a waiver or forbearance regarding the Notice and the anticipated payment default and an anticipated going concern default (see discussion below).  If we are not successful in negotiating a waiver or forbearance agreement with the Company’s lenders regarding the Notice and the anticipated payment and going concern defaults, Wachovia and the lenders under the New Credit Facility would: have the ability to accelerate repayment of all amounts outstanding under the New Credit Facility ($227.5 million at December 31, 2008), to commence foreclose on some or all of our assets securing the debt, or exercise other rights and remedies granted under the New Credit Facility and as may be available pursuant to applicable law.  In addition, Wachovia under our Swap Agreement can terminate the agreement and accelerate repayment of the amount outstanding under that agreement ($30.2 million at December 31, 2008).  If the New Credit Facility and interest rate swap indebtedness were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or consensual out-of-court restructuring, if necessary.  If we were unable to do so, we would likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

As a result of these factors, we have concluded that there is substantial doubt about our ability to continue as a going concern and our auditors have issued a modified opinion, with an explanarory paragraph, on our financial statements within this Form 10-K that expresses substantial doubt of our ability to continue as a going concern because we are in default under the covenants of our New Credit Facily.

We had cash and cash equivalents of $13.5 million and $28.8 million as of December 31, 2008 and 2007, respectively.  Our cash and cash equivalents decreased by $15.4 million during the twelve months ended December 31, 2008 as a result of $22.1 million in net cash used in investing activities partially offset by $4.3 million in net cash provided by operating activities and $2.4 million in net cash provided by financing activities.  Cash and cash equivalents increased $3.5 million during the twelve months ended December 31, 2007 as a result of $19.1 million in net cash provided by operating activities partially offset by $14.9 million in net cash used in investing activities and $0.7 million in net cash used in financing activities.  Net cash used in investing activities included $17.2 million and $1.5 million in capital expenditures related to our Las Vegas hotel room renovation project for the twelve months ended December 31, 2008 and 2007, respectively.  Additionally, net cash used in investing activities included maintenance capital expenditures of $3.2 million and $7.5 million for Las Vegas and $1.3 million and $3.1 million for Black Hawk for the twelve months ended December 31, 2008 and 2007, respectively.  Net cash used in investing activities for the twelve months ended December 31, 2007 also included a $2.8 million deduction representing cash transferred to a restricted cash account required for our workers compensation self insurance.  Net cash provided by operating activities for the twelve months ended December 31, 2008 was $14.9 million less than the comparable period in the prior year primarily as a result of an $18.6 million decrease in income from operations offset by a $4.8 decrease in interest expense, net of interest income, due to lower interest rates associated with our New Credit Facility.  Net cash provided by financing activities for the twelve months ended December 31, 2008 included proceeds of $2.5 million from our Revolving Credit Facility.  Net cash used in financing activities for the twelve months ended December 31, 2007 included $223.9 million for payments to retire our 11% Notes, $1.9 million for deferred loan fees for our New Credit Facility and $225.1 million in loan proceeds from our New Credit Facility.  The retirement of our 11% Notes and our New Credit Facility are described below.

Our cash balances include amounts that could be required, upon five days' notice, to fund our CEO's (Mr. Westerman's) pension obligation in a rabbi trust.  We pay Mr. Westerman $250,000 per quarter from his pension plan. In exchange for these payments, Mr. Westerman has agreed to forbear on his right to receive full transfer of his pension fund balance to the rabbi trust. This does not limit his ability to give the five-day notice at any time, which would require us to fund the CEO pension obligation.  Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances, we may be required to disburse approximately $1.0 million for this purpose in a short period.

Our ability to continue as a going concern will be determined by our ability to obtain additional funding or restructure or negotiate waivers on our existing indebtedness and to generate sufficient revenue to cover our operating expenses.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Contractual Obligations

The table under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” summarizes our contractual obligations and commitments as of December 31, 2008.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes.  We periodically evaluate our policies, and our estimates and assumptions related to these policies.  We operate in a highly regulated industry.  For Riviera Las Vegas and Riviera Black Hawk, we are subject to regulations governing operating and internal control procedures.  The majority of our casino revenue is in the form of cash, personal checks or gaming chips, which by their nature do not require complex estimations.  We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include the liability associated with customer loyalty programs, the cost of workers compensation and property and casualty insurance settlements and the cost of litigation.  We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates.

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

Long-lived Assets

We have a significant investment in long-lived property and equipment.  We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

Income Taxes

We are subject to income taxes in the United States. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. This assessment included the evaluation of estimates of projected future taxable income and implementation of tax planning strategies.  Due to the current economic conditions, we have reevaluated its tax planning strategies and determined that it may not be prudent and feasible to implement the tax planning strategies at this time.  As a result, we have concluded that it is more likely than not that the net deferred tax assets will not be realized.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on the criteria of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which we adopted on January 1, 2007. The Interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result, our income tax recognition policy related to uncertain income tax positions is no longer covered by SFAS No. 5.

FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step I) occurs when we conclude that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. FIN 48’s use of the term “more likely than not” is consistent with how that term is used in SFAS No. 109 (i.e. likelihood of occurrence is greater than 50%).

The tax positions failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2008, 2007 and 2006, we recognized no amounts for interest or penalties.

Allowance for Credit Losses

We maintain an allowance for estimated credit losses based on historical experience and specific customer collection issues. Any unforeseen change in customers’ liquidity or financial condition could adversely affect our ability to collect account balances and our operating results.

Fair Value of Interest Rate Swap Liability

Long-term liabilities include the approximate cost to settle our interest rate swap instrument at the respective valuation dates less a discount based on our current credit default rate.  The fair value of the interest rate swap instrument is estimated based upon current and predictions of future interest rate levels along a yield curve, the remaining duration of the instrument and other market conditions and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Litigation Cost

We assess our exposures to loss contingencies including legal matters and we provide for an exposure if it is judged to be probable and estimable.  However, any accruals made in relation thereto do not include the estimated costs of defense for any legal services that we have not yet received.  If the actual loss from a contingency exceeds our estimate, our operating results could be adversely impacted.

Self-insurance Provisions

We are self-insured for various levels of general liability and workers’ compensation.  We were also self-insured for non-union employee medical insurance coverage through December 31, 2007. To resolve ongoing claims related to our previous self-insurance program, we maintained reinsurance coverage to cover us until all applicable claims were resolved.  Insurance claims and provisions include accruals of estimated settlements for known claims as well as accrued estimates of incurred but not reported claims.  In estimating these costs, we consider our historical claims experience and make judgments about the expected levels of costs per claim.  Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

Loyalty Club Program

We offer to our players club members the opportunity to earn points based on their level of gaming activities.  Points can be redeemed for cash, complimentary hotel rooms and food and beverage.  We accrue the cash value of points earned based upon expected redemption rates.

Recently Issued Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). Because SFAS 162 applies only to establishing hierarchy, it will not have a material impact on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The impact of the adoption of SFAS 141R on our consolidated financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. We do not expect the impact of this adoption to be material.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 will be effective for the financial statements issued by the Company beginning January 1, 2009.  Because SFAS 161 applies only to financial statement disclosures, it will not have an impact on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FSP 142-3. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to be material.

Forward-Looking Statements

Throughout this report we make "forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words "may," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect," “projections” or "anticipate" and similar words and include all discussions about our ongoing or future plans, objectives or expectations.  We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue.  These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates.  Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

Specific factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	the effect of the notice of default associated with our credit agreement;

•
the effect of the termination of our previously announced strategic process to explore alternatives for maximizing stockholder value and the possible resulting fluctuations in our stock price that will affect other parties’ willingness to make a proposal to acquire us;

•	fluctuations in the value of our real estate, particularly in Las Vegas;

•	the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;

•	our substantial indebtedness, debt service requirements and liquidity constraints;

•	the availability of additional capital to support capital improvements and development;

•	the smoking ban in Colorado on our Riviera Black Hawk property which became effective on January 1, 2008;

•
competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions, and the approval of an initiative that would allow slot machines in Colorado race tracks;

•	retirement or other loss of our senior officers;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	the effects of a continued or worsening global and national economic recession;

•	changes or developments in laws, regulations or taxes in the gaming industry, specifically in Nevada where initiatives have been proposed to raise the gaming tax;

•	actions taken or not taken by third parties, such as our customers, suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	changes in personnel or compensation, including federal minimum wage requirements;

•
our failure to obtain, delays in obtaining, or the loss of, any licenses, permits or approvals, including gaming and liquor licenses, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any of our licenses, permits or approvals on a timely basis;

•	the loss of any of our casino facilities due to terrorist acts, casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•
other adverse conditions, such as economic downturns, changes in general customer confidence or spending, increased transportation costs, travel concerns or weather-related factors, that may adversely affect the economy in general or the casino industry in particular;

•	changes in our business strategy, capital improvements or development plans;

•
the consequences of the war in Iraq and other military conflicts in the Middle East, concerns about homeland security and any future security alerts or terrorist attacks such as the attacks that occurred on September 11, 2001;

•	other risk factors discussed elsewhere in this report; and

•	a decline in the public acceptance of gaming.

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

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in US Treasury Bills with maturities of 30 days or less. Such investments are generally not affected by changes in interest rates.

As of December 31, 2008, we had $227.8 million in borrowings.  The borrowings include a balance of $225.0 million on our Term Loan which matures in 2014 and $2.5 million outstanding on our $20.0 million Revolving Credit Facility.  The borrowings also include a balance on a capital equipment lease, which matures in 2013, and a balance of $146,000 on our debt to the City of Black Hawk for their special improvement district bond (SID) offering.  Our share of the debt on the SID bonds of $1.2 million is payable over ten years beginning in 2000.  Both the capital equipment lease and the SID bonds bear interest at 5.5%.

We are not susceptible to interest rate risk because our outstanding debt is primarily at a fixed rate as a result of the interest rate swap associated with our Term Loan.  Under this Swap Agreement, we pay a fixed rate of 5.485% plus 2% on the notional amount, which was $213.6 million at December 31, 2008, and expires on June 8, 2014.  The interest rate swap arrangement has periodic step-downs beginning in 2008 and expiring June 8, 2014.  For the reasons described in “Recent Events” in Item 1 above, this interest rate swap now effectively fixes the interest rate on our Term Loan at approximately 8.5%.  Changes in fair value of our interest rate swap between the end of each reporting period are recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in Thousands)
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at 12/31/08

Long –Term Debt Including Current Portions
Equipment loans and capital leases-Black Hawk	$43	$44	$44	$45	$25		$201	$201
Average interest rate	5.5%	5.5%	5.5%	5.5%
$225 million Term Loan	$225,000						$225,000	$112,500
Average interest rate	8.5%

Notes Payable	$2,500						$2,500	$2,500
Average interest rate	6.0%

SID Bonds-Black Hawk,
Colorado casino project	$146						$146	$146
Average interest rate	5.5%

Total of all Long-Term Debt, Including Current Portions	$227,689	$44	$44	$45	$25	$0	$227,847	$115,347

Other Long - Term Liabilities Including Current Portion

CEO pension plan obligation	$1,028						$1,028	$1,028
Average interest rate	7.5%

Interest rate derivatives

Derivative instrument

Pay fixed						$213,560		$16,828

Average receivable rate						1.5%

Average payable rate						5.5%

Expected Interest payments	$17,273	$16,851	$16,307	$15,670	$15,633

A hypothetical one percent change in interest rates would not have a material effect on our financial statements as the interest rate swap we currently have effectively locks most of our debt at approximately 8.5%.

FIN 48 requires that we book any future unrealized tax payments.  However, the Company does not have any reserves for uncertain tax positions at this time.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 26, 2008 we received a letter dated March 25, 2008 from Deloitte & Touche LLP ("Deloitte") notifying the us that Deloitte was resigning as the our independent registered public accounting firm effective as of the date of such letter.

Deloitte's reports on the Company's financial statements for the fiscal years ended December 31, 2006 and 2007 contained no adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle.  During fiscal years ended December 31, 2006 and 2007 and through March 26, 2008, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference thereto in its report on the financial statements for such years.  During the fiscal years ended December 31, 2006 and 2007 and through March 26, 2008, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On March 27, 2008, we engaged Ernst & Young LLP ("E&Y") as our new independent registered public accounting firm. The engagement of E&Y was approved by the Audit Committee of our Board of Directors.  During the years ended December 31, 2006 and 2007 and through March 27, 2008, we did not consult with E&Y with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes In Internal Controls Over Financial Reporting

There were no changes in The Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following table presents information as of March 23, 2009 regarding our directors and the directors of Riviera Operating Corporation (“ROC”), our wholly-owned subsidiary:

Name	Age	Position

William L. Westerman	77	Our Chairman of the Board, CEO and President; Chairman of the Board and Chief Executive Officer of ROC

Jeffrey A. Silver	63	Our and ROC’s Director

Paul A. Harvey	71	Our and ROC’s Director

Vincent L. DiVito	49	Our and ROC’s Director

James N. Land, Jr.	79	Our and ROC’s Director

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

Jeffrey A. Silver has been one of our and ROC’s Directors since February 26, 2001.  Mr. Silver is a stockholder with the law firm of Gordon & Silver, Ltd., in Las Vegas, Nevada.  Mr. Silver served as a Chief Deputy District Attorney, Clark County, Nevada from 1972 to 1975 and was a Board Member with the Nevada Gaming Control Board from 1975 through 1978 before engaging in the private practice of law from 1979 to 1981 and 1984 to the present.  Mr. Silver was the Chief Operating Officer (“COO”) and General Counsel of the Landmark Hotel & Casino from 1981 to 1983, CEO of the Riviera, Inc. from 1983 to 1984 and Senior Vice President at Caesars Palace in 1984.  Mr. Silver served on the Board of the LVCVA from 1989 to 1992 as Secretary/Treasurer and also served as trustee.  He was a member of the Board of Directors of the Greater Las Vegas Chamber of Commerce from 1988 to 1995 and in 1988 was its Chairman.  Mr. Silver served for four years as a member of the United States Travel and Tourism Advisory Board.  He was President of the International Association of Gaming Attorneys from 1992 to 1994 and Chairman of the American Bar Association Section of Gaming Law from 1994 to 1996. Mr. Silver has been selected as a Gaming and Administrative Law Practitioner by numerous legal publications, including: "Best Lawyers in the United States,"  "Superlawyers," and "Chambers USA - Americas Leading Lawyers for Business."  He has also received the highest "AV" rating issued by Martindale-Hubbell," a prominent legal rating service.  Effective February 23, 2009, Mr. Silver voluntarily resigned from the Board of Directors of Riviera Holdings Corporation (the “Company”).  Mr. Silver resigned from the Company’s Board of Directors for personal reasons and not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

Major General Paul A. Harvey USAF (Ret) has been one of our and ROC’s Directors since May 18, 2001.  General Harvey is President and Chief Executive Officer of Pearl River Resort, which is the largest gaming and resort property in the State of Mississippi.  He also acts as a consultant to the gaming, hotel and resort industry.  General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East.  He flew 160 combat missions in Vietnam and Southeast Asia before retiring in 1991 as a command pilot with over 5,000 flying hours.  Following retirement, he was an Executive in Residence and Assistant to the President of William Carey College and taught MBA studies in management and leadership.  General Harvey was the Executive Director of the Mississippi Gaming Commission from 1993 through 1998 before becoming President and CEO of Signature Works, Inc., the largest employer of blind and visually impaired people in the world.  In 2000 Signature Works, Inc. merged with LCI, Inc.  His present company, PDH Associates, Inc., provides consulting service to the gaming, hotel and resort industry.  From 1996 through 2002, General Harvey served on the board of directors of the National Center for Responsible Gaming. He also serves on the board of directors of Elixir Gaming Technologies, Inc., which is headquartered in Las Vegas, Nevada and is a NYSE Amex listed company and on the board of directors of Mikohn Gaming Corporation, d/b/a Progressive International Corporation, also headquartered in Las Vegas, Nevada and a publicly reporting company under the Exchange Act.  General Harvey was a Commissioner on the Mississippi Band of Choctaw Indians Athletic and Boxing Commission from 2002 through 2007

Vincent L. DiVito was appointed as one of our and ROC’s Directors effective June 14, 2002. Mr. DiVito is President and Chief Financial Officer (“CFO”) of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey.  Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange.  Prior to September 2000, Mr. DiVito was the Vice President and CFO of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, after having served as the Director of Business Development.  From 1984 to 1990 Mr. DiVito was the Vice President of Miracle Adhesives Corp. (a division of Pratt & Lambert, an NYSE Amex listed manufacturer of paints, coatings and adhesives).  He also serves on the board of directors of Elixir Gaming Technology, Inc., which is headquartered in Las Vegas, Nevada and is an NYSE Amex-listed company. Prior to 1984, Mr. DiVito spent two years on an audit team at Ernst & Whinney (now Ernst & Young). Mr. DiVito is a certified public accountant and certified management accountant.

James N. Land, Jr., is a corporate consultant and was appointed as one of our and ROC’s Directors on April 12, 2004.  Mr. Land was first elected a Director of the Company and ROC on January 21, 1999 and served in that position until May 31, 2002.  From 1956 to 1976, Mr. Land was employed by The First Boston Corporation in various capacities, including Director, Senior Vice President, Co-Head of Corporate Finance, and head of International Operations.  From 1971 through 1999, he served as Director of various companies, including Kaiser Industries Corporation, Marathon Oil Company, Castle & Cooke, Inc., Manville Corporation, NWA, Inc., Northwest Airlines, and Raytheon Company.

Executive Officers

The following table presents information as of February 23, 2008 regarding our and ROC’s executive officers:

Name	Age	Position

William L. Westerman	77	Our and ROC’s Chairman of the Board andCEO, and our Pre sident and President of RBH

Phillip B. Simons	46	Our and ROC’s Treasurer and CFO andVice President of Finance of ROC

Tullio J. Marchionne	54	Our Secretary and General Counsel, and Secretaryand Executive Vice President of ROC

Robert A. Vannucci	61	President and Chief Operating Officer of ROC

For a description of the business experience of William L. Westerman, see “Directors” above.

Phillip B. Simons became our and ROC’s CFO and Treasurer and ROC’s Vice President of Finance on May 12, 2008.  From April 2006 to May 2008, Mr. Simons, who is a certified public accountant, was the Vice President of Finance and Chief Financial Officer for Wheeling Island Gaming, Inc., a wholly owned subsidiary of Delaware North Companies.  Prior to his employment with Wheeling Island Gaming, Inc., Mr. Simons spent ten years leading the financial divisions at various large resorts and casinos with Wyndham International, Carlson Hospitality Worldwide, Destination Hotels and Resorts and the Villa Group.  Prior to his experience in the hospitality and gaming industry, Mr. Simons spent three-years employed in public accounting and consulting and several years in a senior financial role with a major real estate developer.

Tullio J. Marchionne became our General Counsel on January 10, 2000, was appointed as our and ROC’s Secretary on February 17, 2000 and was elected Vice President of ROC on February 26, 2001 and Executive Vice President in June of 2005.  Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a casino dealer and served in various capacities including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when he was transferred to the Four Queens Hotel and Casino as Director of Casino Operations pursuant to the management agreement our subsidiary had with the Four Queens.  He served in that position until May 1997.  Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997.  Mr. Marchionne served as a Casino Supervisor with Bally’s Las Vegas from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort at Summerlin from November 1998 until December 1999.

Robert A. Vannucci was elected Vice President of Marketing and Entertainment of ROC on April 26, 1994, Executive Vice President of Marketing and Entertainment on July 1, 1998 and President of ROC on October 1, 2000.  Mr. Vannucci had been Director of Marketing of ROC since July 19, 1993.  Mr. Vannucci was Senior Vice President of Marketing and Operations at the Sands Casino Hotel in Las Vegas from April 1991 to February 1993. He was Vice President and General Manager of Fitzgerald’s Las Vegas (a casino/hotel) from 1988 to January 1991.

Our and ROC’s officers serve at the discretion of our and ROC’s respective Boards of Directors, and they are also subject to the licensing requirements of the Nevada Gaming Commission and Colorado Gaming Commission.

Audit Committee; Audit Committee Financial Expert

We have a separately-designated standing Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act.  The members of our Audit Committee are Vincent L. DiVito, Paul A. Harvey and James N. Land, Jr.

We have determined that the Chairman of our Audit Committee, Vincent L. DiVito, who meets the NYSE Amex audit committee independence requirements, is an “audit committee financial expert”, as defined in Item 407(d)(5)(ii) of SEC Regulation S-K.  Mr. DiVito is a certified public accountant and certified management accountant, spent two years on the audit team at Ernst & Whinney (now Ernst & Young) and is currently the President, CFO and treasurer of a global life sciences chemical business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (Section 16(a)) requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC certain reports regarding ownership of our common stock.  Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports that were furnished to us and written representations made to us by those reporting persons in connection with certain of those reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during 2008.

Code of Ethics

We have adopted certain ethical policies that apply to all of our employees at the level of Supervisor or higher, including our principal executive officer, principal financial officer and principal accounting officer.  Those policies, together with certain rules adopted by our Disclosure Committee, comprise what we consider to be our code of ethics.  Those policies and rules are available on our Internet web site at www.rivierahotel.com by clicking on the “Investor Relations” link.

Audit Committee

We have a separately-designated standing Audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act.  Our Audit Committee is composed of Messrs. DiVito, Harvey and Land.  Our Audit Committee recommends to our Board of Directors the selection of an auditor, reviews the plan and scope of our audits, reviews the auditors’ critique of management and internal controls and management’s response to such critique and reviews the results of our audit.  In 2008, our Audit Committee met nine times.  We have determined that the three members of our Audit Committee to be independent, based on NYSE Amex standards that apply to us.  Our Board of Directors has determined that Mr. DiVito, Chairman of the Audit Committee, is an “audit committee financial expert” as defined by the rules and regulations of the SEC.  A written charter, adopted and approved by the Board of Directors, is available on our website at www.rivierahotel.com by clicking on the “Investor Relations” link.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

Our executive compensation program is intended to meet three principal objectives: (1) attract, reward and retain executive officers and other key employees; (2) motivate these individuals to achieve short-term and long-term corporate goals that enhance stockholder value; and (3) support our core values and culture by promoting internal equity and external competitiveness. To meet these objectives, we have adopted the following overriding policies:

•	Pay compensation that is competitive with the practices of other mid-cap gaming companies; and

•	Pay for performance by:

•	establishing challenging performance goals for our executive officers and providing short-term incentives through an Incentive Compensation Program that is based upon achievement of these goals; and

•
providing long-term, significant incentives in the form of restricted stock, or stock options or both in order to retain individuals with the leadership abilities necessary for increasing long-term stockholder value while at the same time aligning the interests of our officers with those of our stockholders.

These policies guide our Compensation Committee (the “Committee”) in assessing the proper allocation among long-term compensation, current cash compensation and short-term bonus compensation. Other compensation considerations include our business objectives, fiduciary and corporate responsibilities, competitive practices and trends and regulatory requirements.

In determining the particular elements of compensation that will be used to implement our overall compensation policies, the Committee takes into consideration a number of factors related to performance, such as our EBITDA (as calculated below), earnings per share, profitability, the specific operational and financial performances of our two properties (Riviera Las Vegas and Riviera Black Hawk), competitive practices among our Peer Group (as defined below) and the effects of prior years’ long-term incentives, mainly stock options which were last awarded to executives in 2002.  We calculate EBITDA as follows: earnings before interest, income taxes, depreciation, amortization, equity-based compensation, asset impairment, and mergers, acquisitions and development costs, net.

Our executive compensation program, excluding the granting of stock options, is overseen and administered by the Committee.  The granting of stock options to executives is within the purview of our Stock Option Committee.  All of the members of the Committee meet NYSE Amex independence standards that apply to our directors.  Our Stock Option Committee is comprised of the two Committee members who meet those independence standards.

The Committee reviews all principal aspects of executive compensation, including base salaries and short-term and long-term incentives.  The Committee occasionally meets with our President and CEO, Mr. Westerman, or other executives to obtain recommendations with respect to our compensation programs, practices and compensation packages.  The Committee considers, but is not bound to and does not always accept, our management’s recommendations with respect to executive compensation. The Committee has changed several of our management’s proposals in recent years, including fiscal 2009 proposals.

The Committee has the ultimate authority to determine the compensation of our executive officers, except for compensation in the form of stock options, which is determined by our Stock Option Committee.  The Committee may, in its discretion, delegate some or all of its authority. The Committee, though, has not delegated any such authority in recent years.  The Committee has authorized Mr. Westerman to make salary adjustments and bonus decisions for all employees other than executive officers under guidelines established by the Committee.

Elements of Compensation

Although the final structure may vary from year to year and officer to officer, the Committee utilizes four major elements that comprise our executive compensation program: (1) base salary; (2) annual incentive opportunities, including performance and discretionary bonuses; (3) long-term incentives such as equity-based awards; (4) retirement benefits under our 401(k) plan; (5) severance agreements in the event of a change in control of the Company; and (6) executive perquisites and generally available benefit programs. We have selected these elements because we consider them to be useful or necessary to meet one or more of the principal objectives of our compensation policy. For instance, we establish base salary and annual target incentives with the goal of attracting qualified executives and other key employees and adequately compensating and rewarding them for day-to-day performance.  Our equity-based programs provide an incentive and reward for the achievement of long-term business objectives and retention of key executives.  We believe these elements of compensation are and will continue to be effective in achieving the objectives of our compensation program.  In an effort to retain key employees, the Committee has annually renewed change of control protections for certain executive officers and other key employees.  Those protections would only be triggered by a change in control of the Company.

The Committee reviews our compensation program annually, taking into account any decisions made by our Stock Option Committee regarding grants of stock options, to ensure that benefit levels remain competitive within our market.  In setting compensation levels for particular executives, the Committee considers the proposed compensation package as a whole as well as each element of the compensation package.  In addition, the Committee considers our stock ownership guidelines and each executive’s past and expected future contributions to our business. With the exception of Messrs. Westerman and Vannucci, we do not have employment agreements with executive officers or employees. The employment agreements with Messrs. Westerman and Vannucci are discussed below under “Further Information Concerning Summary Compensation and Grants of Plan-Based Awards Tables – Employment Agreements.”

Compensation Consultant

During 2007, the Committee retained Jane Quach, a compensation consultant with over eight years experience in executive and board compensation as well as general Human Resources experience.  The Committee defined the scope of the consultant’s engagement regarding executive and board compensation for the 2007 and 2008 fiscal years.  The consultant’s responsibilities included, among other things, advising the Committee on our current executive officer compensation packages as compared to similar companies, including our Peer Group, as defined below.

Base Salary and Annual Incentive Opportunities

Base salary and short-term incentive awards currently make up the significant portion of our executive compensation package.  We pay awards in order to motivate executives to achieve our business goals.  The Committee determines each executive’s target total annual cash compensation (salary and incentive awards) after considering many factors, including executive compensation information from a group of ten similar companies we consider to be within our peer group (“Peer Group”).  This review usually occurs in the first half of each year.  The Peer Group typically includes a range of companies in the small-and mid-cap gaming industry with whom we compete for executives.  For 2008, the Peer Group was comprised of companies of at least a similar size and scope of operations as we have, as measured by market capitalization, revenue, EBITDA and enterprise value.  The Committee intends to use a similar Peer Group for fiscal 2009.  The Peer Group consists of the following companies:

•	MTR Gaming Group, Inc.

•	Trump Entertainment Resorts, Inc.

•	Monarch Casino & Resort, Inc.

•	Isle of Capri Casinos, Inc.

•	Archon Corp.

•	Colony LVH Acquisitions Inc. d/b/a Las Vegas Hilton

•	Century Casinos, Inc.

•	Dover Downs Gaming & Entertainment, Inc.

•	YouBet.com

•	Empire Resorts, Inc.

We gather Peer Group data with respect to base salary, award targets and all equity-based awards (including stock options, restricted stock and long-term cash-based awards) generally through searches of publicly available information.  The Peer Group data does not include deferred compensation benefits or general, more commonly available benefits such as 401(k) plans and health care coverage.

Our goal is to target base pay at the mid-level and total cash compensation at the upper level of the Peer Group.  When determining base salary, the Committee also considers factors such as job performance, skill sets, prior experience, each executive’s time in his or her position, internal consistency regarding pay levels for similar positions or skill sets, and external pressures to attract and retain executives under current market conditions.  Positioning the base pay at the mid-level of our Peer Group aids us in controlling fixed costs and attracting key executives.  Targeting total short-term compensation at the upper level of the Peer Group provides higher incentive compensation opportunity, rewards goal achievement and allows total short-term compensation to be more competitive as a whole.  We analyze base pay and targeted short term-cash compensation to determine variances with our compensation targets, using the combination of publicly available information and survey data as described above.  We have not awarded stock options to executives since 2002 and given the recent accounting ramifications and the retirement of certain executives in 2006, such options will only be granted on a selective basis going forward.  Mr. Westerman’s recommendations regarding performance targets are a significant and useful tool for the Committee.

For fiscal year 2008, the final level and mix of compensation was based on the Committee’s understanding of the objective data related to our competitive environment, our financial performance, the recommendations made by our compensation consultant and the Peer Group analysis.

The Committee did not change the base salary for Messrs. Westerman, Vannucci,  Marchionne or Simons in 2008.  We amended Mr. Westerman’s employment agreement on March 4, 2008, to provide for Mr. Westerman’s participation in our performance based incentive compensation program applicable to other key executives.  The amendment also provided for an award of a discretionary bonus to Mr. Westerman in the amount of $300,000 paid in 2008 for his contribution to our success in 2007.  The foregoing is consistent with the Peer Group analysis performed by Jane Quash, our compensation consultant.  The Committee determined that the terms of the amended employment agreement with Mr. Westerman were appropriate.

In November 2008, due to uncertainties with the economy, the Committee and the Board determined not to set performance thresholds for 2009 in connection with bonus awards under our Incentive Compensation Program.  The Committee, if it chooses to do so, may award discretionary bonuses.  Because Mr. Westerman is involved with and maintains a close working relationship with all departments on a daily basis, the granting of any such discretionary awards would be based on recommendations and a formal proposal submitted to the Committee by the Company’s CEO.

Incentive Compensation Program

We maintain an annual Incentive Compensation Program for executives and key employees to encourage and reward achievement of our business goals and to assist in attracting and retaining key personnel.  Based on the objectives described above, the Committee annually develops and approves specific performance targets for the following year under our Incentive Compensation Program, in which Messrs. Westerman, Vannucci, Marchionne and Simons participate along with approximately 80 other key employees.

We pay cash awards under this program only when the performance goals that the Committee established prior to the applicable fiscal year are achieved.  The award formula is based on the anticipated difficulty and relative importance of achieving the performance goals.  A major component of the formula is EBITDA of each of our two properties (Riviera Las Vegas and Riviera Black Hawk) for property-specific personnel and combined EBITDA for corporate personnel.  Accordingly, any awards paid for any given fiscal year will vary depending on actual performance.  Each executive must remain an employee through the end of the year in order to be eligible for the award.  The Committee has discretion to increase or decrease awards when performance goals are achieved, and to make discretionary awards when performance goals are not achieved.

In December 2007, the Committee established the Incentive Compensation Program award formula and performance goals used to determine awards in 2008.  The major factor in determining whether an award would be paid was our actual performance during 2008 versus the predetermined goals.  The established goals for 2008 were based on property-level EBITDA and Company EBITDA and the participant’s employment position with us.  Under the approved formula, the 2008 award range: (i) for Messrs. Westerman and Vannucci was zero to $400,000 with a target of $200,000 if the EBITDA target was achieved, (ii) for Mr. Marchionne was zero to $200,000 with a target of $100,000 if the EBITDA target was achieved, and (iii) for Mr. Simons was zero to $150,000 with a target of $75,000 if the target was achieved.  In each case, if the percentage of the performance target achieved was less than 95%, the award was zero, increasing on a sliding scale up to the target award if 100% of the performance target was achieved; and with regard to Mr. Vannucci, up to the maximum award if 130% of the performance target was achieved; and with regards to Messrs. Westerman, Marchionne and Simons, up to a maximum award if 133% of the performance target was achieved.

Mr. Simons became the Company’s Chief Financial Officer on May 12, 2008, and was entitled to receive 50% of any 2008 bonus award that he would be eligible to receive based upon a full year’s employment with the Company and achieving the foregoing targets.  All participants in our Incentive Compensation Program had their respective awards calculated in accordance with the formula approved by the Committee.

For purposes of 2008 incentive compensation, property level EBITDA and Company EBITDA target goals were (i) for Riviera Las Vegas $31.5 million, (ii) for Riviera Black Hawk $19.5 million, and (iii) for Corporate ($4.8 million).  As none of these EBITDA target goals were achieved, there were no incentive bonus awards for 2008.

At the present time, no performance thresholds for 2009 have been set by the Committee in connection with bonus awards under our Incentive Compensation Program.  The Committee, if it chooses to do so, may award discretionary bonuses.

Long-Term Incentive Compensation

We provide long-term, equity-based incentive compensation through awards of stock options and restricted stock that generally vest over multiple years.  This form of compensation is intended to align the interests of our executives with those of our stockholders by creating an incentive for our executives to maximize stockholder value.  Our equity-based compensation is also designed to encourage our executives to remain employed with us despite a very competitive labor market.  Because of various reasons including accounting costs associated with awarding stock options, we target the value of our equity-based awards to be in the lower percentiles of the Peer Group.

Although we have not granted employee stock options since 2002, we are authorized to do so under our stockholder-approved Employee Plan.  Option grants approved during scheduled Stock Option Committee meetings become effective and are priced as of the date of approval or a predetermined future date.  Grants approved by unanimous written consent become effective and are priced as of the date the last Stock Option Committee member’s signature is obtained or as of a predetermined future date as established in the written consent.  Neither the Committee nor the Stock Option Committee grants equity-based awards in anticipation of the release of material nonpublic information such as a significant earnings announcement that is likely to affect the price of our stock.  Similarly, neither the Committee nor the Stock Option Committee times the release of material nonpublic information based on anticipated equity-based awards.  Also, because equity-based compensation awards typically vest over a period of time, the value to recipients of any immediate increase in the price of our stock following a grant is attenuated.

The Committee regularly monitors the environment in which we operate and makes changes to our equity-based compensation program to help us meet our goals, including achieving long-term stockholder value.  In order to continue to attract and retain highly skilled executives, the Committee approved changes to our equity-based compensation program in 2008 and prior years that were designed to reward our employees for hard work and long-term commitment to our success and growth.  During 2008, neither stock options nor restricted shares were granted to executives or other employees.  Nevertheless, we believe stock options can be an effective tool for meeting our goal of increasing long-term stockholder value by tying the value of the stock options to our performance in the future.  Employees are able to profit from stock options only if our stock price increases in value over the term of the option period.  We believe the price of our stock is more closely tied to land values in Las Vegas than operating performance.  However, we do believe that stock option awards could help us to retain certain key executives and, therefore, stock options may be awarded on a selected basis in the future.

The amount of options or restricted stock that we grant to each executive officer or key employee and the vesting schedule for each grant is determined by a variety of factors, including the range of equity-based awards granted by the Peer Group and our goal of having our equity-based awards fall within the lower percentiles of the Peer Group, as well as the performance rating each executive receives from Mr. Westerman, who considers a number of factors in his reviews of the performance of each executive. These include individual accomplishments, how effectively the executive reflects our values, and the feedback regarding the executive from other employees who have an interest in or are affected by the executive’s job performance.

Executive Compensation

The following table sets forth all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal year ended December 31, 2008, 2007, and 2006: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2008; (ii) individuals who served as, or acted in the capacity of, the Company’s principal financial officer for the fiscal year ended December 31, 2008; (iii) the Company’s most highly compensated executive officers, other than the chief executive officer and the chief financial officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2008 (of which there were two); and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2008 (of which there were none).  We refer to these individuals collectively as our “Named Executive Officers”.

Compensation of Chief Executive Officer

Mr. Westerman is party to an employment agreement with us and in 2008 received a salary of $1,000,000.  In setting Mr. Westerman’s salary, the Committee relied on market-competitive pay data and the strong belief that the Chief Executive Officer significantly and directly influences Riviera’s overall performance.  The Committee also took into consideration the overall compensation policies discussed above.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus[1]	Stock Awards		Non-Equity Incentive Plan Compensation[2]	Change in Pension Value and Non- qualified Deferred Compensation Earnings[5]	All Other Compensation [3,4]	Total

		($)		($)	($)		($)	($)	($)	($)

William L. Westerman	2008	$1,000,000		-	-		-	$93,285	$35,666	$1,128,951

Our Chairman of the
Board, President and	2007	$1,000,000		$300,000	-		-	$147,054	$30,264	$1,477,318
CEO; Chairman of the	2006	$1,000,000		-	-		-	$215,110	$29,253	$1,244,363
Board and CEO of ROC
and President of RBH

Robert A. Vannucci	2008	$400,000		-	$163,000	[7]	-	-	$17,169	$580,169

President and COO of	2007	$400,000		-	$163,000	[7]	$203,411	-	$12,518	$778,929
ROC	2006	$423,265	[6]	-	$163,000	[7]	$92,500	-	$10,307	$689,072

Phillip B. Simons[8]	2008	$111,712		-	-		-	-	$22,451	$134,163

Our Treasurer and CFO;	2007	-		-	-		-	-	-	-
Executive Vice President	2006	-		-	-		-	-	-	-
Finance; CFO and
Treasurer of ROC
(commenced 5/12/08)

Tullio J. Marchionne	2008	$250,000		-	$52,980	[7]	-	-	$15,498	$318,478

Our Secretary and	2007	$250,084		$35,239	$52,980	[7]	$114,761	-	$12,963	$466,027
General Counsel;	2006	$205,769		-	$42,975	[7]	$73,000	-	$10,768	$332,512
Secretary, General
Counsel and Executive
Vice President of ROC

Mark B. Lefever[9]	2008	$74,794		-	-		-	-	$4,803	$79,597

Former Treasurer and	2007	$280,633		$35,239	-		$114,761	-	$11,382	$442,015
CFO; Executive Vice	2006	$149,039		-	-		$73,000	-	$11,000	$233,039
President-Finance; CFO
and Treasurer of ROC
(resigned, 3/31/08)

1	The reported amounts are discretionary bonus awards paid under our Incentive Compensation Program.

2	The reported amounts are awards paid under our Incentive Compensation Program for achievements of our performance targets for the reported year.

3	Includes amounts contributed under our 401k plan.

4
Includes premiums we paid for auto allowance, long-term health care, maintaining a suite for Mr. Westerman at our Las Vegas property associated with his duties as CEO and moving expenses to Mr. Simons in 2008 associated with his acceptance of our offer of employment.

5
Includes the portion of the interest earned on Mr. Westerman’s retirement account that exceeds the interest, which would have been earned if the interest rate had been 120% of the applicable federal long-term rate, with compounding, prescribed under Section 1274d of the Internal Revenue Code.  Additional interest earned on Mr. Westerman’s retirement account that is not reported in the above table amounted to $72,977 in 2008, $134,055 in 2007 and $198,158 in 2006.

6
Includes quarterly awards to Mr. Vannucci under his former employment agreement.  Under that agreement, Mr. Vannucci had the choice of $25,000 in cash or in restricted Common Stock per quarter.   Mr. Vannucci entered into a new employment agreement effective September 1, 2006, under which he no longer receives the quarterly awards.

7
Includes shares granted on April 6, 2005 under our Restricted Stock Plan in substitution for stock options that we had attempted to grant but were unable to, due to expiration of the 1993 Plan.  Mr. Vannucci received 60,000 shares and Mr. Marchionne received 19,500 shares.  The dollar amounts reported in the table for 2006, 2007 and 2008 are the amounts that we recognized for financial reporting purposes with respect to each of those years in accordance with Statement of Financial Accounting Standards No. 123R “FAS”.  We included those amounts in the “Equity compensation” line item in our Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006, which are included in our financial statements in our Form 10-K for the year ended December 31, 2008.  Please refer also to notes 1 and 13 to those financial statements for further information regarding our calculation of these amounts.  Those amounts are based on the reported closing price of the Common Stock on NYSE Amex on the date we granted those shares, which was $12.37 per share.

8	Mr. Simons commenced his position effective May 12, 2008.

9	Mr. Lefever resigned his position effective March 31, 2008.

In 2008 no plan-based awards were granted.

At the present time, no performance thresholds for 2009 have been set by the Committee in connection with bonus awards under our Incentive Compensation Program.  The Committee, if it chooses to do so, may award discretionary bonuses.  To the extent that we award any incentive bonuses, our Incentive Compensation Program participants will be entitled to cash awards and we make a ESOP contribution, our ESOP participants will be entitled to contributions to their ESOP accounts.  Those awards and contributions will then be reported for 2009 in next year’s Summary Compensation Table in the Non-Equity Incentive Plan Compensation column.

GRANTS OF PLAN-BASED AWARDS

											All	All Other
											Other	Option
											Stock	Awards:
			Estimated Future Payouts Under					Estimated Future Payouts			Awards:	Number of
			Non-Equity Incentive Plan					Under Equity Incentive			Number	Securities	Exercise or
			Awards					Plan Awards			of Shares	Under-	Base Price
			Thres-					Thres-			of Stock	lying	of Option
			hold	Target		Max		hold	Target	Max	or Units	Options	Awards
Name	Grant Date		($)	($)		($)		(#)	(#)	(#)	(#)	(#)	($/Sh)
William L. Westerman		(1)	$0		(1)	$16,000	[2]	-	-	-	-	-	-
			$0			$400,000	[3]
Phillip B. Simons		(1)	$0		(1)	$7,000	[2]	-	-	-	-	-	-
(commenced employment 5/12/08)			$0			$150,000	[3]
Robert A. Vannucci		(1)	$0		(1)	$16,000	[2]	-	-	-	-	-	-
			$0			$400,000	[3]
Tullio J. Marchionne		(1)	$0		(1)	$10,000	[2]	-	-	-	-	-	-
			$0			$200,000	[3]
Mark B. Lefever	-		-			-		-	-	-	-	-	-
(resigned 3/31/08)

1
At the present time, no performance thresholds for 2009 have been set by the Committee in connection with bonus awards under our Incentive Compensation Program.  The Committee, if it chooses to do so, may award discretionary bonuses.

2	This line item represents the maximum ESOP plan-based award, if any, that may be paid in 2010 for performance in 2009.

3	This line item represents the maximum Incentive Compensation Program plan-based award, if any, that may be paid in 2010 for performance in 2009.

Further Information Concerning Summary Compensation and Grants of Plan-Based Awards Tables

The following descriptions of our compensation agreements, plans and programs are intended to assist in your reading and understanding of the information reported in the Summary Compensation and Grants of Plan-Based Awards tables above and the related footnotes.

Employment Agreements

Mr. Westerman serves as our Chairman of the Board, President and CEO, as Chairman of the Board and CEO of ROC and President and CEO of Riviera Black Hawk, Inc.

Under Mr. Westerman’s employment agreement, which was last amended on March 4, 2008, he is employed for one-year (calendar year) terms which automatically renew for successive one-year terms unless written notice is provided by Mr. Westerman upon at least 180 days, or by us upon at least 90 days, prior to the termination of the then current term.  Mr. Westerman’s base annual compensation is $1,000,000.  Under his employment agreement, Mr. Westerman is entitled to participate in our Incentive Compensation Program and any other executive bonus plan.  Mr. Westerman was granted a Discretionary Bonus in the amount of $300,000, paid in 2008 for his contribution to our performance in 2007.

Mr. Westerman’s employment agreement required us to fund a retirement account for him.  We no longer make principal contributions to the retirement account, but the account continues to accrue interest.  The retirement account had a balance, including accrued interest, of $1,028,000 as of December 31, 2008.

We credit Mr. Westerman’s retirement account quarterly with interest on the first day of each succeeding calendar quarter in an amount equal to the product of (1) our average borrowing cost for the immediately preceding fiscal year, as determined by our CFO, and (2) the average outstanding balance in the retirement account during the preceding calendar quarter.  At the recommendation of the Committee, in order to reduce the amount that would be payable immediately upon Mr. Westerman’s separation from employment with us, Mr. Westerman and we agreed that the following cash payments would be made to him commencing April 1, 2003, and continuing on the first day of each quarter thereafter:  (1) a distribution of $250,000 from the principal balance of his retirement account; and (2) the quarterly interest credited to his retirement account one quarter in arrears.  Total interest accrued to Mr. Westerman’s account in 2008 was $135,000 in 2007 was $311,000 and $400,000 in 2006.  The quarterly distributions of principal from Mr. Westerman’s retirement account in 2008 are reported in the Pension Benefits table below but are not reported in the Summary Compensation Table above.

We retain beneficial ownership of Mr. Westerman’s retirement account, which is earmarked to pay his retirement benefits.  However, upon (1) the vote of a majority of the outstanding shares of Common Stock approving a “Change of Control” (as discussed directly below), (2) the occurrence of a Change of Control of the Company without Mr. Westerman’s consent, (3) a breach by us of a material term of the employment agreement or (4) the expiration or earlier termination of the employment agreement for any reason other than cause, Mr. Westerman has the right to require us to establish a Rabbi Trust for his benefit and to require us to fund it with cash equal to the amount then credited to his retirement account, including any amount to be credited to his retirement account upon a Change of Control.

On February 5, 1998, Stockholders approved a merger agreement that constituted a Change of Control under Mr. Westerman’s employment agreement.  (That agreement was later terminated without consummation of the merger.)  On March 5, 1998, Mr. Westerman exercised his right to require us to establish and fund a Rabbi Trust for his benefit.  On March 20, 1998, Mr. Westerman waived his right to have us fund the Rabbi Trust in exchange for our agreement to fund it within five business days after notice from him.

If Mr. Westerman ceases to be employed by us (except for termination for cause, in which case Mr. Westerman would forfeit all rights to monies in the retirement account), he will be entitled to receive the amount in the retirement account (principal and interest) in 20 equal quarterly installments commencing as of the date he ceases to be employed.  In the event that Mr. Westerman’s Rabbi Trust has not yet been funded, the entire balance of principal and interest of the retirement account shall be paid directly to Mr. Westerman upon his retirement or termination (except for cause) or upon a Change of Control.

Mr. Westerman’s agreement also provides that for 24 months following termination of employment for any reason except cause, he shall not engage in any activity, which is in competition with us within a 75-mile radius from the location of any hotel or casino then operated by us.  As consideration for not competing, we will pay Mr. Westerman a total of $500,000 in two equal annual installments of $250,000.  The first installment will be payable within five business days of termination of employment, with the second installment payable on the first anniversary of termination.

In addition to his employment agreement, on August 12, 2008 we approved a salary continuation agreement for Mr. Westerman that expires on December 31, 2009.  The salary continuation agreement entitles Mr. Westerman to 24 months of base salary, paid in bi-weekly installments, and 24 months of health insurance benefits in the event Mr. Westerman is terminated without cause within 24 months after a change in control of the Company, as defined in the salary continuation agreement.  Any continued payments made to Mr Westerman pursuant to his employment agreement shall be applied so as to reduce payments to which he would be entitled under the salary continuation agreement.

Robert A. Vannucci serves as President and COO of ROC.  We entered into an employment agreement with Mr. Vannucci effective September 1, 2006. The agreement is for a one-year term and automatically renews for successive one-year terms.  Mr. Vannucci’s base compensation is $400,000.  His employment agreement also provides for a discretionary Incentive Compensation Program award of up to $200,000 if so determined by our Board and the Committee (or a prorated award, if so determined).  Mr. Vannucci or we may terminate the agreement at any time upon 30 days’ prior written notice, but if we terminate it without cause, then Mr. Vannucci will be entitled to one year’s salary, a prorated award under our Incentive Compensation Program, two years of health insurance benefits and a one-year automobile allowance of $6,000, plus reimbursement of all reasonable automobile expenses (excluding lease or loan payments).

Incentive Compensation Program

•
Approximately 110 executives and other significant employees participate in our Incentive Compensation Program.  Participants are eligible to receive an annual cash award based on our achievement of predetermined financial targets at Riviera Las Vegas or Riviera Black Hawk, as applicable, or at both locations combined for our corporate employees.

•
The employment position held by a participant determines the award level for which that participant would qualify if the predetermined financial targets are achieved.  Our Chairman of the Board and CEO has discretion to change the award level assigned to any non-executive officer position.

•
Before the beginning of each fiscal year, we determine the financial targets for that year, as described above.  By the time we do so, the Named Executive Officers and other persons who will participate in the Incentive Compensation Program for that year and their eligible award levels have already been determined (or are determined at that same time).  Therefore, we view the date in 2008 on which we set the 2009 financial targets as the date on which we granted the Incentive Compensation Program awards that can be earned in 2009.  Those awards are reported in the Grants of Plan-Based Awards table above and will be reported next year (to the extent that the awards are actually earned in 2009) in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.  At the present time, however, the Committee has not established the performance thresholds for 2009 in connection with bonus awards under our Incentive Compensation Program.  The Committee, if it chooses to do so, may award discretionary bonuses.  Any Incentive Plan Compensation awards, if any, will be reported for 2009 in next year’s Summary Compensation Table in the Non-Equity Incentive Plan Compensation column.

•	There are no Incentive Compensation Program awards reported for 2008 in the Summary Compensation Table.

•	We recorded accrued awards of zero, $1,715,000 and $581,000 under the Incentive Compensation Program for 2008, 2007 and 2006, respectively.

Profit-Sharing and 401(k) Plans

We have profit-sharing and 401(k) plans for employees who are at least 21 years of age and are not covered by a collective bargaining agreement after one year of service.

Under the terms of the 401(k) plan before it was amended effective January 1, 2008, we may contribute to the 401(k) plan an amount not to exceed 25% of the first 8% of each participant’s compensation.  We made contributions of $270,000 and $276,000 for the years ended December 31, 2007 and 2006, respectively.  Commencing January 1, 2008, we made contributions to the 401(k) plan in an amount not to exceed 50% of the first 6% of each participant’s compensation.  We made contributions of $452,000 for the year ended December 31, 2008.  Commencing January 1, 2009, we suspended the Company match to our 401(k) plan until further notice.  We also pay administrative costs of the plan, which are not material.

Prior to 2003, we suspended contributions to the profit-sharing plan, and substituted contributions to the ESOP.

Our contributions to the 401(k) plan for the Named Executive Officers are included in the All Other Compensation column of the Summary Compensation Table.

The Employee Stock Ownership Plan

We established the ESOP, effective January 1, 2000, to replace our contributions to the profit-sharing plan.  The ESOP provides that all employees in the plan year who completed a minimum of 1,000 hours of service in the plan year, were employed through December 31 of that plan year, were at least 21 years of age and were not covered by a collective bargaining agreement are eligible to participate.  We make contributions to the ESOP for participants at Riviera Las Vegas and Riviera Black Hawk relative to the combined economic performance of both properties.  The ESOP contributions are made in cash, which the ESOP trustee uses primarily to buy Common Stock.  For non-bargaining employees, we make a contribution equal to 1% of each eligible employee’s annual compensation if a prescribed annual operating results target is attained and an additional 1% thereof for each $2.2 million by which that target is exceeded, up to a maximum of 4% for 2008.  We contributed $126,000 for 2007.  We did not make any contributions to the ESOP for 2008 and 2006.  Our contributions to the ESOP for the Named Executive Officers are included in the Non-Equity Incentive Plan column of the Summary Compensation Table.

As with our Incentive Compensation Program awards discussed above, we establish operating results targets for the ESOP prior to commencement of the applicable year, at which time the participating Named Executive Officers and the potential minimum and maximum contribution amounts are already known to us.  At the present time, however, the Committee has not established 2009 operating results targets for the ESOP.   Any such contributions to Named Executive Officers will then be reported for 2009 in next year’s Summary Compensation Table in the All Other Compensation column of the Summary Compensation Table.

Deferred Compensation Plan

Our DCP gives eligible employees the opportunity to defer cash compensation.  Participation in the DCP is limited to employees who receive annual compensation of at least $100,000.  The deferred funds that are contributed to the DCP, but not the appreciation in the value of Common Stock that the DCP purchases with the deferred funds, are maintained on our books as liabilities.  All elections to defer the receipt of compensation must be made by December 1st of the preceding the plan year to which the election relates and are irrevocable for the duration of such year.  There were no participants in the DCP on December 31, 2008.

There were no contributions to the DCP through deferrals of cash compensation in 2008, 2007 or 2006.

Restricted Stock Plan

We have a Restricted Stock Plan to attract and retain highly competent persons as officers and key employees.  Participants consist of such officers and key employees as the Committee determines are significantly responsible for our success and future growth and profitability.  Awards of restricted stock are subject to such terms and conditions as we determine are appropriate at the time of the awards, including restrictions on the sale or other disposition of such stock, a vesting schedule under which the restrictions lapse, and provisions for the forfeiture of non-vested (i.e. restricted) stock upon termination of the participant’s employment within specified periods or under certain conditions.

Restricted Stock Plan grants are reported in the Stock Awards column of the Summary Compensation Table.  The amount we report for a specified year is the amount we recognized for financial statement reporting purposes for that year in accordance with FAS 123R, which amount was based on the reported closing price of the Common Stock on NYSE Amex on the date of the grant and the number of restricted shares that became vested in the specified year.

Stock Option Plans and Stock Grants

None of the Named Executive Officers were granted stock options in 2008.

The share amounts reported in the paragraph below and in the footnotes to the Summary Compensation Table are adjusted to give effect to the March 11, 2005 three-for-one Common Stock split.

In July 2003, we attempted to grant options for 385,500 shares of Common Stock under our 1993 Plan.  Subsequently, it was determined that the 1993 Plan had expired prior to those grants, which rendered them null and void. Two executives to whom we attempted to grant options for a total of 48,000 shares thereafter left our employment.  On April 6, 2005, we granted to 19 remaining executives a total of 337,500 shares under our Restricted Stock Plan in substitution for the 1993 Plan stock options that we had attempted to grant to them.  Those shares are subject to a five-year vesting schedule, vesting 20% each March 10, commencing in 2006.  The shares completely vest upon death, disability, retirement at or after age 62, termination of employment by us other than for cause, events of hardship as approved by the Committee or in the event of a change in control of the Company.

Although the 1993 Plan has expired, some options granted under the 1993 Plan are still outstanding.

Effective May 17, 2005, we implemented the Employee Plan.  One million shares of Common Stock are allocated to the Employee Plan, in which our executive officers and key employees are eligible to participate.  The Stock Option Committee has discretion as to whom Employee Plan options will be granted and the number of shares allocated to each option grant.  The option exercise price will be the closing market price of the Common Stock (110% of the closing market value in the case of an incentive option granted to an owner of more than 10% of the Common Stock) on the date of the option grant.  The options will vest over four years, with 20% vesting on the date of grant, and an additional 20% on each anniversary of the grant, subject to accelerated vesting upon the occurrence of certain events including a change in control of the Company.

We have not yet granted options under the Employee Plan.  Therefore, no amounts are reported in the tables above.

Additional Benefits

We offer a number of other benefits to executive officers pursuant to benefit programs that provide for broad-based employee participation.  These programs include long-term and short-term disability insurance, life and accidental death and dismemberment insurance, employee assistance and certain other benefits.

Our 401(k) plan and other generally available benefit programs allow us to remain competitive for employee talent, and we believe that the availability of the benefit programs generally enhances employee productivity and loyalty.  The main objectives of our benefit programs are to give our employees access to quality health care, financial protection from unforeseen events, assistance in achieving retirement financial goals and enhanced health and productivity, in compliance with applicable legal requirements.  These generally available benefits typically do not specifically factor into our calculation or evaluation of an individual executive’s total compensation or equity award-based package.

Outstanding Equity-Based Awards

The following table provides information as of December 31, 2008 concerning Named Executive Officers’ unexercised stock options and restricted Common Stock that was not vested.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2008

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William L. Westerman	-	-	-	-	-		-		-		-	-
Phillip B. Simons	-	-	-	-	-		-		-		-	-
Robert A. Vannucci	30,000			$2.5625	4/25/10	[1]	24,000	[3]	$72,000	[4]	-	-
	60,000	-	-	$2.45	5/14/12
Tullio J. Marchionne	12,000			$2.00	8/7/11	[2]	7,800	[3]	$23,400	[4]	-	-
	12,000	-	-	$2.45	5/14/12
Mark B. Lefever	-	-	-	-	-		-		-		-	-
(resigned 3/31/08)

1	Mr. Vannucci was awarded 30,000 options on April 25, 2000 and 60,000 options on May 14, 2002. The options expire on the ten-year anniversary of the date of grant.

2	Mr. Marchionne was awarded 12,000 options on each of August 7, 2001 and May 14, 2002. The options expire on the ten-year anniversary of the date of grant.

3
The reported number represents the non-vested portions of the April 6, 2005 Restricted Stock Plan awards of 60,000 shares and 19,500 shares to Messrs. Vannucci and Marchionne, respectively (See “Stock Option Plans and Stock Grants”).  12,000 and 3,900 shares vested on March 10, 2009 for Messrs. Vannucci and Marchionne, respectively.

4	The December 31, 2008 reported closing price of our Common Stock on NYSE Amex was $3.00 per share.

Stock Option Exercises and Stock Vesting

The following table provides information regarding exercises of options and vesting of restricted stock held by the Named Executive Officers during 2008.

OPTION EXERCISES AND STOCK VESTED

Option Awards				Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
William L. Westerman	-	-		-		-
Phillip B. Simons	-	-		-		-
Robert A. Vannucci	30,000	$581,600	[1]	12,000	[3]	$240,360	[4]
Tullio J. Marchionne	12,000	$231,450	[2]	3,900	[3]	$78,117	[4]
Mark B. Lefever (resigned 3/31/08)	-	-		-		-

1	As determined by the exercise price of $2.3333 per share and the reported closing price of $21.72 per share of the Common Stock on NYSE Amex on the exercise date of March 11, 2008.

2	As determined by the exercise price of $2.5625 per share and the reported closing price of $21.85 per share of the Common Stock on NYSE Amex on the exercise date of March 26, 2008.

3	Vesting of restricted stock awarded on April 6, 2005 (See “Stock Option Plans and Stock Grants”).

4	As determined by the reported closing price of $20.03 per share of the Common Stock on AMEX on the vesting date of March 10, 2008.

Pension Benefits

The following table provides information regarding Mr. Westerman’s retirement account.  No other Named Executive Officers have a retirement account or pension plan with us.

For further information regarding Mr. Westerman’s retirement account, see “Further Information Concerning Summary Compensation Table and Grants of Plan-Based Awards Tables-Employment Agreements” above.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
William L. Westerman	CEO Retirement Account	16	$1,028,000	$1,170,000	[1]
Phillip B. Simons	-	-	-	-
Robert A. Vannucci	-	-	-	-
Tullio J. Marchionne	-	-	-	-
Mark B. Lefever (resigned 3/31/08)	-	-	-	-

1.
In order to gradually reduce our obligation to Mr. Westerman, we and Mr. Westerman agreed that the following cash payments would be made to him commencing April 1, 2003, and continuing on the first day of each quarter thereafter:  (1) a distribution of $250,000 from the principal balance of his retirement account; and (2) the quarterly interest credited to his retirement account one quarter in arrears.

Nonqualified Deferred Compensation

There were no individuals who had DCP balance.  We make no contributions to the DCP on behalf of participants.

DCP accounts are held in a Rabbi Trust and the funds in those accounts are invested in Common Stock.  Shares of Common Stock that are held through the DCP (the “DCP Shares”) are fully vested when purchased.

We reported no earnings on the DCP account balances in 2008 because there were no account balances in the DCP in 2008.

Post Termination and Change in Control Arrangements

Salary Continuation Agreements

We have salary continuation agreements, effective through December 31, 2009, with Messrs. Westerman, Marchionne and Simons (as well as with approximately 65 other key employees and officers excluding Mr. Vannucci).  The salary continuation agreements with Messrs. Westerman and Marchionne entitles each of them to 24 months of base salary, payable in bi-weekly installments, and 24 months of health insurance benefits in the event their employment with the Company is terminated without cause within 24 months after a change in control of the Company, as defined in the salary continuation agreement.  Any continued payments made to Mr Westerman pursuant to his employment agreement shall be applied so as to reduce payments to which he would be entitled under the salary continuation agreement.  The salary continuation agreement with Mr. Simons entitles Mr. Simons to 12 months of base salary and 24 months of health insurance benefits in the event his employment with the Company is terminated within 24 months after a change in control of the Company.  This payment obligation of the Company would not be subject to a duty on the part of Messrs. Westerman, Marchionne or Simons to mitigate by obtaining other employment.  If this payment obligation was triggered on December 31, 2008, Messrs. Westerman, Marchionne and Simons would be entitled to payments and benefits from us of approximately $1,530,000, $530,000 and $205,000 respectively.  During the period that Messrs. Westerman, Marchionne or Simons receive the base salary payments, as the case may be, he must not hire or solicit for employment any of our then-current employees.

Compensation of Directors

In 2008, Mr. DiVito was paid $75,000 in fees for services as a director and as Chairman of our Audit Committee, consisting of a $50,000 annual fee for services as a director and $25,000 for services as Chairman of our Audit Committee; Mr. Harvey was paid $62,000 in fees for services as a director and as Chairman of our Compensation Committee and Chairman of our Nominating and Governance Committee, consisting of a $50,000 annual fee for services as a director, $10,000 for services as Chairman of our Compensation Committee (pro-rated in 2008 from the date of Mr. Harvey’s appointment as Chairman of our Compensation Committee on August 12, 2008) and $2,000 for services as Chairman of our Nominating and Governance Committee and Mr. Land was paid an annual fee of $50,000 for services as a director of the Company.  In addition to the annual fees, each director, except Mr. Westerman, receives a meeting fee (“Meeting Fee”) in the amount of $1,000 for each board and committee meeting attended except that the chairman of a committee shall not receive a Meeting Fee for attending his own committee meeting.  They are each also reimbursed for expenses incurred in connection with attendance at meetings of our Board of Directors and committee meetings.

Mr. Westerman is our only director who is also employed by us, and he receives no extra compensation for serving as a director.  We have reported for Mr. Westerman’s compensation as a Named Executive Officer in the Summary Compensation Table.

In 1996, we adopted a Nonqualified Stock Option Plan for Non Employee Directors (the “1996 Plan”), which expired in 2003.  Under the 1996 Plan, each individual elected, re-elected or continuing as a non-employee director would automatically receive options for 6,000 shares of Common Stock (as adjusted for the 2005 stock split), with an exercise price equal to the fair market value of the Common Stock on the date of grant.  In 2004, before it was determined that the 1996 Plan had expired, we attempted to grant options to non-employee directors for a total of 30,000 shares.  Because of the prior expiration of the 1996 Plan, though, those options were null and void.  At our 2005 annual meeting, Stockholders approved the issuance of 30,000 shares of Common Stock to the non-employee directors as substitute compensation for those options.  Messrs Silver, Harvey and DiVito each received 6,000 shares and Mr. Land received 12,000 shares.  Those shares are subject to restrictions on resales, assignments, pledges, encumbrances or other transfers prior to vesting.  The shares vest at the rate of 20% per year on each anniversary of the grant date.  However, accelerated vesting of all of the shares will occur upon death, disability, a change in control of the Company or under any other termination of directorship status, except resignation prior to reaching age 62 or declining to stand for reelection prior to reaching age 62 (which would result in forfeiture of the non-vested shares).  Mr. Silver had attained the age of 62 prior to his resignation from our Board on February 23, 2009 resulting in the accelerated vesting of his remaining 2,400 of these shares.

Also at the 2005 annual meeting, Stockholders approved our 2005 Stock Option Plan for Non-Employee Directors (the “Director Plan”).  The Director Plan provides that on each anniversary of the effective date of the Director Plan, each individual elected, re-elected or continuing as a non-employee director will receive a nonqualified stock option for 6,000 shares with an exercise price equal to the fair market value of the Common Stock on the date of grant.  These options vest at the rate of 20% per year commencing on the first anniversary of the grant.

Upon becoming a director, Mr. Harvey was granted options to purchase 6,000 shares at $2.20 per share on May 18, 2001. Mr. Harvey was subsequently granted options to purchase 6,000 shares at $2.58 per share on May 10, 2002, options to purchase 6,000 shares at $1.87 per share on May 12, 2003, options to purchase 6,000 shares at $21.60 per share on May 22, 2006, options to purchase 6,000 shares at $36.56 per share on May 17, 2007 and options to purchase 6,000 shares at $15.35 per share on May 19, 2008.

Upon becoming a director, Mr. DiVito was granted options to purchase 6,000 shares at $1.87 per share on July 12, 2002. Mr. DiVito was subsequently granted options to purchase 6,000 shares at $1.87 per share on May 12, 2003, options to purchase 6,000 shares at $21.60 per share on May 22, 2006, options to purchase 6,000 shares at $36.56 per share on May 17, 2007 and options to purchase 6,000 shares at $15.35 per share on May 19, 2008.

Mr. Land was granted options to purchase 6,000 shares at $21.60 per share on May 22, 2006, options to purchase 6,000 shares at $36.56 per share on May 17, 2007 and options to purchase 6,000 shares at $15.35 per share on May 19, 2008.

Upon becoming a director and prior to his resignation from our Board on February 23, 2009, Mr. Silver was granted options to purchase 6,000 shares at $2.35 per share on February 26, 2001. Mr. Silver was subsequently granted options to purchase 6,000 shares at $2.18 per share on May 10, 2001, options to purchase 6,000 shares at $2.58 per share on May 10, 2002, options to purchase 6,000 shares at $1.87 per share on May 12, 2003, options to purchase 6,000 shares at $21.60 per share on May 22, 2006, options to purchase 6,000 shares at $36.56 per share on May 17, 2007 and options to purchase 6,000 shares at $15.35 per share on May 19, 2008.

On December 30, 2005, in order to avoid expensing of the unvested portion of previously awarded options under FAS 123R, which became effective January 1, 2006, we accelerated the vesting of options granted under the 1996 Plan, allowing all such options to become fully vested effective December 30, 2005.  In order to prevent unintended personal benefits to the directors affected by this acceleration, we imposed a condition that each affected director agrees not to exercise any options subject to the acceleration until such time that those options would have become vested under the prior vesting schedule.  All of the options subject to this accelerated vesting would have now become vested under their prior vesting schedules.

We have a Stock Compensation Plan, under which directors who are members of the Committee have the right to receive all or part of their annual fees in the form of Common Stock having a fair market value equal to the amount of their fees. Of the 50,000 shares that are allocated to this plan, 46,020 remain available for issuance and none were issued in 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jeffrey A. Silver	$65,000	[1,2]	$22,680	[3]	$42,286	[4,5]	-	-	-	$129,966
(resigned February 23, 2009)
Paul A. Harvey	$73,000	[1,2]	$22,680	[3]	$42,286	[4,5]	-	-	-	$137,966
Vincent L. DiVito	$89,000	[1,2]	$22,680	[3]	$65,074	[4,5]	-	-	-	$176,754
James N. Land, Jr.	$70,000	[1,2]	$45,360	[3]	$42,286	[4,5]	-	-	-	$157,646
William L. Westerman[6]	-		-		-		-	-	-	-

1
In addition to the amounts reported the Director Compensation table above, the following cash fees were earned in 2007, but paid in 2008: for Messrs. Silver and Harvey, $4,500; for Mr. DiVito, $4,000 and for Mr. Land, $3,000.

2	The reported amounts represent the aggregate of the $50,000 fee earned for services as a director, fees earned as chairman of one or more of our committees and Meeting Fees.

3
The reported amounts are what we recognized for financial statement reporting purposes with respect to 2008, in accordance with FAS 123R, for the restricted shares that we granted in 2005 in substitution for stock options, as explained above. We included these amounts in the “Equity compensation” line item in our Consolidated Statement of Operations for the year ended December 31, 2008, which is included in the financial statements of our Form 10-K for the year ended December 31, 2008.  Please refer to notes 1 and 14 to those financial statements for further information regarding our calculation of these amounts.  Our calculations were based on the $15.19 per share reported closing price of the Common Stock on NYSE Amex (formerly AMEX) on May 27, 2008, the date when 20% of those restricted shares became vested.  1,200 of the restricted shares became vested for each of Messrs. Silver, Harvey and DiVito and 2,400 shares became vested for Mr. Land.

4
The reported amounts are what we recognized for financial statement reporting purposes with respect to 2008, in accordance with FAS 123R, for stock options that we granted. We included these amounts in the “Equity compensation” line item in our Consolidated Statement of Operations for the year ended December 31, 2008, which is included in the financial statements of our Form 10-K for the year ended December 31, 2008.  Please refer to notes 1 and 14 to those financial statements for further information regarding our calculation of these amounts.  Ours calculations were based on the Black-Scholes method of options valuation.

5
The May 17, 2008 fair value of the options for 6,000 shares that we granted to each of Messrs. Silver, Harvey, DiVito and Land, calculated in accordance with FAS 123R, was $20,700, $20,700, $59,955 and $20,700 This calculation was based on the Black-Scholes method of options valuation.

6
Mr. Westerman is our only director who is also employed by us, and he receives no extra compensation for serving as a director.  Mr. Westerman’s compensation as a Named Executive Officer is in the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and insider participation.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed “soliciting material” or “filed” with the SEC, nor shall the information in the report be incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference in a filing.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this proxy statement.  Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Date: March 23, 2009

Paul A. Harvey	Chairman
Vincent L. DiVito	Member
James N. Land, Jr.	Member

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table contains information regarding the beneficial ownership of Common Stock, as of March 30, 2009, by (i) each of our directors and each of our Named Executive Officers, (ii) all of our directors and executive officers as a group and (iii) each person who, to our knowledge, beneficially owns more than 5% of the outstanding Common Stock (based on reports filed with the SEC under section 13(d) or 13(g) of the Exchange Act or information furnished to us).  The percentage of outstanding Common Stock represented by each named person’s stock ownership assumes the exercise by such person of all of his stock options that are exercisable within 60 days of March 30, 2009, but does not assume the exercise of stock options by any other persons.  The percentage of outstanding Common Stock represented by the stock ownership of all of our directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of March 30, 2009, but does not assume the exercise of options by any persons outside of that group.  Except as indicated in the footnotes to the table, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

	Shares Beneficially Owned
Name	Number	Percentage

Directors and Executive Officers:

William L. Westerman(1)(2)	4,421	*
Paul A. Harvey(1)(3)	31,200	*
Vincent L. DiVito(1)(4)	28,200	*
James N. Land, Jr. (1)(5)	23,200	*
Robert A. Vannucci (1)(6)	248,410	2.0%
Tullio J. Marchionne(1)(7)	56,364	*
Phillip Simons(1)	0	*
All directors and executive officers as a group(8)	391,795	3.1%

Beneficial Owners of More Than 5% of Common Stock :

D.E. Shaw & Co., L.P. and related parties(9)	1,194,500	9.6%
Plainfield Special Situations Master Fund Limited and related parties(10)	1,874,783	15.0%
Desert Rock Enterprises LLC, the Derek J. Stevens Trust and the Gregory J. Stevens Trust(11)	1,874,783	15.0%
Wayzata Investment Partners LLC(12)	1,004,000	8.0%
Barry Sternlicht and related parties (collectively, the “Sternlicht/Starwood Parties”)(13)	1,016,970	8.2%

*	Less than 1%.

1.	The address for each director and executive officer is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

2.	Includes 3,065 shares held through the ESOP.

3.	Includes 25,200 shares which may be acquired within 60 days of March 30, 2009, upon the exercise of outstanding options.

4.	Includes 19,200 shares which may be acquired within 60 days of March 30, 2009, upon the exercise of outstanding options.

5.	Includes 7,200 shares which may be acquired within 60 days of March 30, 2009, upon the exercise of outstanding options.

6.	Includes 90,000 shares which may be acquired within 60 days of March 30, 2009, upon the exercise of outstanding options and 5,189 shares held through the ESOP.

7.	Includes 24,000 shares which may be acquired within 60 days of March 30, 2009, upon the exercise of outstanding options and 2,964 shares held through the ESOP.

8.
Includes a total of 165,600 shares which may be acquired by directors and executive officers as a group within 60 days of March 30, 2009 upon the exercise of outstanding options and 11,218 shares held through the ESOP.

9.
D. E. Shaw & Co., Inc. (“DESCO”), which is the general partner of D. E. Shaw & Co., L.P. (“DESCO LP”), which in turn is the investment adviser of D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the managing member of Laminar, David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 1,194,500 held in the name of Laminar and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 1,194,500 shares.  David E. Shaw is the President and sole shareholder of DESCO.  The address of Laminar, DESCO LLC, DESCO LP and Mr. Shaw is 120 W. 54th Street, Tower 45, 39th Floor, New York, NY 10036. This information is based on information reported by Laminar, DESCO LP, DESCO LLC and Mr. Shaw in a Schedule 13G amendment filed with the SEC on February 14, 2008.

10.
Plainfield Asset Management LLC (“Asset Management”) is the Manager of Plainfield Special Situations Master Fund Limited (“Master Fund”), which holds 1,874,783 shares.  Max Holmes, as managing member and the chief investment officer of Asset Management, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Master Fund Shares.  None of Asset Management or Max Holmes owns any common shares directly, and each disclaims beneficial ownership of the shares held by the Master Fund.  The address of Master Fund, Asset Management and Mr. Holmes is 55 Railroad Avenue, Greenwich, CT 06830.  This information is based on information reported by the above parties in a Schedule 13D and amendments thereto filed with the SEC through February 12, 2009.  See risk factor “There Are Requirements and Limitations On Changes In Control Of Our Company That Could Reduce The Ability To Sell Our Shares In Excess Of Current Market Prices” beginning on page __ for information regarding the Investment Agreement, dated  November 19, 2008, entered into with Master Fund, relating, among other things, to the acquisition of our common stock.

11.
The stock ownership reported in the table is comprised of 1,617,783 shares held by Desert Rock Enterprises, LLC (“Desert Rock”); 167,000 shares held by the Derek J. Stevens Trust under agreement dated July 16, 1993 (the “DJS Trust”); and 90,000 shares held by the Gregory J. Stevens Trust under agreement dated September 20, 1995 (the “GJS Trust”).  The DJS Trust and the GJS Trust are members of Desert Rock.  Derek J. Stevens is the Manager of Desert Rock and trustee of the DJS Trust, and he may be deemed to have shared voting and investment power over the shares held by Desert Rock or the DJS Trust.  Gregory J. Stevens is trustee of the GJS Trust and he may be deemed to have shared voting and investment power over the shares held by Desert Rock or the GJS Trust.  The address of Desert Rock is 3960 Howard Hughes Parkway, Suite 562, Las Vegas, NV 89109.  The address of Derek J. Stevens, the DJS Trust, Gregory J. Stevens and the GJS Trust is 21777 Hoover Road, Warren, MI 48089.  This information is based on information reported by the above parties in a Schedule 13D and amendments thereto filed with the SEC through February 23, 2009.   See risk factor “There Are Requirements and Limitations On Changes In Control Of Our Company That Could Reduce The Ability To Sell Our Shares In Excess Of Current Market Prices” beginning on page __ for information regarding the Investment Agreement, dated  November 19, 2008, entered into with Desert Rock, relating, among other things, to the acquisition of our common stock.

12.
Based on information filed in a Schedule 13G with the SEC on January 23, 2009, the stock ownership reported in the table is comprised of 1,004,000 shares beneficially owned by Wayzata Investment Partners LLC (“Wayzata LLC”) and Patrick J. Halloran.  Wayzata LLC serves as investment adviser to Wayzata Opportunities Fund, LLC and Wayzata Opportunities Fund Offshore, L.P., (collectively, the “Wayzata Funds”), with respect to the common shares directly owned by the Wayzata Funds.  Patrick J. Halloran is the managing member of the Wayzata LLC. The address of Wayzata LLC and Patrick J. Halloran is 701 East Lake Street, Suite 300, Wayzata, MN 55391.

13.
The following is based on information reported in a Schedule 13D and amendments thereto filed with the SEC, through December 11, 2008 by the Sternlicht/Starwood Parties.  The Sternlicht/Starwood Parties consist of Rivacq LLC; SOF U.S. Hotel Co-Invest Holdings, L.L.C.; SOF-VII U.S. Hotel Holdings, L.L.C.; I-1/I-2 U.S. Holdings, L.L.C.; Starwood Global Opportunity Fund VII-A, L.P.; Starwood Global Opportunity Fund VII-B, L.P.; Starwood U.S. Opportunity Fund VII-D, L.P.; Starwood U.S. Opportunity Fund VII-D2, L.P.; Starwood Capital Hospitality Fund I-1, L.P.; Starwood Capital Hospitality Fund I-2, L.P.; SOF-VII Management, L.L.C.; SCG Hotel Management, L.L.C.; Starwood Capital Group Global, LLC; and Barry Sternlicht.  Each of the Sternlicht/Starwood Parties is a beneficial owner of 893,770 shares except for Barry Sternlicht, who beneficially owns 1,016,970 shares.  Voting and investment power over 893,770 of the shares is shared among the Sternlicht/Starwood Parties.  Voting and investment power over 123,200 of the shares is held solely by Barry Sternlicht.  The address of the Sternlicht/Starwood Parties except Rivacq LLC is 591 W. Putnam Ave., Greenwich, CT 06830.  The address of Rivacq LLC is One World Financial Center, New York, NY 10281.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Jeffrey A. Silver, a former director who resigned from our Board on February 23, 2009, is a shareholder in the law firm of Gordon & Silver, Ltd., which we retained for various legal matters during our last fiscal year.  During 2008, we paid approximately $5,000 to Gordon & Silver, Ltd. for legal fees and related expenses.

Please see the “Stock Ownership of Certain Beneficial Owners and Management” section of this proxy statement for information concerning the beneficial ownership of Common Stock as of March 30, 2009 by Plainfield Special Situations Master Fund Limited and related parties and Desert Rock Enterprises LLC, the Derek J. Stevens Trust and the Gregory J. Stevens Trust.

Other than as noted above, there were no reportable relationships or transactions for 2008.

Although not in writing, our Board of Directors engages in discussions regarding related party transactions reflecting our Board’s understanding of policies and procedures which gives our Board the power to approve or disapprove potential related party transactions of our directors and executive officers, their immediate family members and entities where they hold a 5% or greater beneficial ownership interest. Our Board is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related party’s interest in the transaction.

Director Independence

We have adopted Corporate Governance Guidelines and a Code of Conduct applicable to each of our directors, officers and employees.  Our Corporate Governance Guidelines and Code of Conduct are posted on our Internet website at www.rivierahotel.com under the “Investor Relations” link on our home page.  The non-management members of our Board of Directors regularly meet in executive sessions in conjunction with each regularly scheduled meeting of the Board.

A majority of our directors are independent directors, based on NYSE Amex standards that apply to us. Our Board of Directors determines whether a director is independent through a broad consideration of all relevant facts and circumstances, including an assessment of the materiality of any relationship between the Company and a director not merely from the director’s standpoint, but also from the standpoint of persons or organizations with which the director has an affiliation. In making its determination, our Board of Directors adheres to the standards of the SEC and NYSE Amex.

Using these standards, and based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has affirmatively determined that Messrs. Harvey, DiVito and Land do not have a material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and therefore they each qualify as independent directors.  Mr. Westerman, an executive officer of the Company, has not been determined to be independent.

Our Board of Directors committees include standing Audit and Compensation Committees.

Our Audit Committee is comprised of three members, each whom we have determined to be independent, based on NYSE Amex standards that apply to us.  Our Board of Directors has determined that Mr. DiVito, Chairman of the Audit Committee, is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our Compensation Committee is comprised of three members, each of whom we have determined to be independent based on NYSE Amex standards that apply to us.

Our Nominating and Governance Committee is comprised of three members, each of whom we have determined to be independent based on NYSE Amex standards that apply to us. See “Nominating and Governance Committee” below for further information.

Item 14.	Principal Accounting Fees and Services

Audit Fees

We were billed by our principal accountants, namely Ernst & Young, a total of $500,700 for fiscal year 2008, and Deloitte & Touche LLP, the member firms of Deloitte Touche, Tohmatsu and their respective affiliates (collectively "Deloitte"), a total of $602,000 for fiscal year 2007 for each of their audits of our annual consolidated financial statements, their reviews of our consolidated financial statements in our quarterly reports on Form 10 Q and Sarbanes-Oxley Act compliance for the respective years.

Audit-Related Fees

We were not billed by Ernst & Young in 2008 for audit-related fees that are not reported above in "Audit Fees".  We were not billed by Deloitte in 2007 for audit-related fees that are not reported above in "Audit Fees."

Tax Fees

We were billed by Ernst & Young $47,609 in 2008 and by Deloitte $69,618 in 2007 for tax advice or tax planning services.

All Other Fees

We were not billed by either Ernst & Young or Deloitte for other professional services in fiscal years 2008 and 2007, respectively.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	List of Financial Statements

The following is the list of Registered Public Accounting Firm’s Reports and the consolidated Financial Statements of the Company:

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements for the Year Ended December 31, 2008

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements for the Year Ended December 31, 2007

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

(a)(2)	List of Financial Statement Schedules

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

March 31, 2009	RIVIERA HOLDINGS CORPORATION

	By:	/s/ WILLIAM L. WESTERMAN
William L. Westerman
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. WESTERMAN	Chairman of the Board, Chief	March 31, 2009
William L. Westerman	Executive Officer and President

/s/ PHILLIP B. SIMONS	Treasurer (Principal Financial	March 31, 2009
Phillip S. Simons	and Accounting Officer)

/s/ JEFFREY A. SILVER	Director	March 31, 2009
Jeffrey A. Silver

/s/ PAUL A. HARVEY	Director	March 31, 2009
Paul A. Harvey

/s/ VINCENT L. DIVITO	Director	March 31, 2009
Vincent L. DiVito

/s/ JAMES N. LAND, JR.	Director	March 31, 2009
James N. Land, Jr.

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Articles of Incorporation of the Company (see Exhibit 3 to Quarterly Report on Form 10-Q filed on November 10, 2003, Commission File No. 0-21430)

3.2*	Bylaws of the Company (see Exhibit 3.1 to Form 10-Q filed on November 9, 2007, Commission File No. 0-21430)

3.3*	Amendment to the Company Bylaws (see Exhibit 3.1 to Form 8-K filed on August 18, 2008. Commission File No. 0-21430)

3.4*	Articles of Incorporation of Riviera Operating Corporation (see Exhibit 3.3 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.5*	Bylaws of Riviera Operating Corporation (see Exhibit 3.4 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.6*	Articles of Incorporation of Riviera Gaming Management, Inc. (see Exhibit 3.5 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.7*	Bylaws of Riviera Gaming Management, Inc. (see Exhibit 3.6 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.8*
Articles of Incorporation of Riviera Black Hawk, Inc. (see Exhibits 3.01 and 3.02 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. on August 31, 1999, Commission File No. 333-81613)

3.9*	Bylaws of Riviera Black Hawk, Inc. (see Exhibit 3.03 to Amendment No. 1 to Registration Statement on Form S-4 filed by Riviera Black Hawk, Inc. on August 31, 1999, Commission File No. 333-81613).

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

10.10*(A)	Amendment to Employment Agreement between the Company and William L. Westerman effective January 1, 2001 (see Exhibit 10.40 to Form 10-K filed March 23, 2001, Commission File No. 0-21430)

10.11*(A)	Deferred Compensation Plan dated November 1, 2000 (see Exhibit 10.19 to Form 10-K filed March 25, 2005, Commission File No. 0-21430)

10.12*(A)	Restricted Stock Plan (see Exhibit 10.20 to Form 10-K filed March 25, 2005, Commission File No. 0-21430)

10.13*(A)	Non-Qualified Stock Option Plan for Non-Employee Directors (see Exhibit 4.6 to Registration Statement on Form S-8 filed on May 13, 1996, Commission File No. 333-03631)

10.14*(A)	Second Amendment to Employment Agreement between the Company and William L. Westerman effective July 15, 2003 (see Exhibit 10.46 to Form 10-K filed on March 16, 2004, Commission File No. 0-21430)

10.15*(A)	Amendment of 1993 Stock Option Plan (see Exhibit 10.47 to Form 10-K filed on March 25, 2005, Commission File No. 0-21430)

10.16*	Purchase and License Agreement, dated September 25, 2003, between Bally Gaming, Inc. and Riviera Operating Corporation (see Exhibit 10.49 filed on March 25, 2005, Commission File No. 0-21430)

10.17*(A)	2005 Incentive Stock Option Plan (see Exhibit A To Schedule 14A filed on April 22, 2005, Commission File No. 0-21430)

10.18*(A)	2005 Non-Qualified Stock Option Plan for Non-Employee Directors (see Exhibit B to Schedule 14A filed on April 22, 2005, Commission File No. 0-21430)

10.19*(A)	Incentive Compensation Program as amended August 3, 1995 (see Exhibit 10.51 to Form 10-K filed on March 15, 2006, Commission File No. 0-21430.

10.20* (A)	Form of Restricted Stock Agreement under the Company’s Restricted Stock Plan (see Exhibit 10.52 to Form 10-K filed on March 15, 2006, Commission File No. 0-21430)

10.21*
Agreement and Plan of Merger, dated April 5, 2006, among Riv Acquisition Holdings Inc., Riv Acquisition Inc. and the Company (see Appendix A to revised definitive proxy materials on Schedule 14A filed on July 3, 2006, Commission File No. 0-21430)

10.22* (A)	Employment Agreement among Riviera Holdings Corporation, Riviera Operating Corporation and Robert A. Vannucci (see Exhibit 10.1 to Form 10-Q filed on November 6, 2006, Commission File No. 0-21430

10.23* (A)
Forms of Salary Continuation Agreements with Riviera Operating Corporation and Riviera Black Hawk, Inc. dated May 15, 2007 (see Exhibit 10.1 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.24*
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

10.28*	Environmental Indemnity dated as of June 8, 2007 between the Company and Wachovia Bank, National Association (see Exhibit 10.6 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

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

10.31*	Gaming Pledge Agreement dated June 8, 2007, between the Company and Wachovia Bank, National Association (see Exhibit 10.9 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.32*
Security Agreement, dated June 8, 2007, among the Company, the Company's restricted subsidiaries, Wachovia Bank, National Association and the Lenders that are parties thereto (see Exhibit 10.10 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.33* (A)	Third Amendment to Employment Agreement between the Company and William L. Westerman effective March 4, 2008 (see Exhibit 10.01 to Form 8-K filed on March 10, 2008. Commission File No. 0-21430)

10.34*	Material Definitive Agreement between the Company and Plainfield Special Situations Master Fund Limited (see Exhibit 10.1 to Form 8-K filed on November 19, 2008. Commission File No. 0-21430)

10.35*	Material Definitive Agreement between the Company and Desert Rock Enterprises LLC (see Exhibit 10.2 to Form 8-K filed on November 19, 2008. Commission File No. 0-21430)

10.36* (A)	Forms of Salary Continuation Agreements with Riviera Operating Corporation and Riviera Black Hawk, Inc. (see Exhibit 10.1 to Form 10-Q filed on November 10, 2008, Commission File No. 0-21630)

16.1*	Letter from Deloitte & Touche LLP, dated March 28, 2008 (see Exhibit 16 to Form 8-K/A filed April 8, 2008).

21.1*	Subsidiaries of the Company (see Exhibit 21.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 USC. 1350

32.2	Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 USC. 1350

*           These are incorporated herein by reference as exhibits hereto.  Following the description of each such exhibit is a reference to it as it appeared in a specified document previously filed with the Securities and Exchange Commission, to which there have been no amendments or changes, unless otherwise indicated.

(A) Management contract or compensatory plan or arrangement

RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS	F-2

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING	F-3

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON CONSOLIDATED FINANCIAL STATEMENTS	F-4

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2008 and 2007	F-5
Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	F-6
Statements of Stockholders’ Deficit for the Years Ended
December 31, 2008, 2007 and 2006	F-7
Statements of Cash Flows for the Years Ended
December 31, 2008, 2007 and 2006	F-8

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Riviera Holdings Corporation

We have audited the accompanying consolidated balance sheet of Riviera Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riviera Holdings Corporation and subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has a working capital deficiency and has an accumulated deficit.  In addition, subsequent to December 31, 2008, as discussed in Note 2, the Company was in violation of certain provisions of its debt covenants and has received notification of default from the administrative agent and also expects to be in violation of certain other covenants which will require waivers from the lenders in order for the debt not to be considered in default.  The Company has also elected to not make its schedule interest payments on its Credit Facility. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2.  The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Riviera Holdings Corporation

We have audited Riviera Holdings Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended and our report dated March 31, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Riviera Holdings Corporation
Las Vegas, NV

We have audited the accompanying consolidated balance sheet of Riviera Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riviera Holdings Corporation and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, in 2007, the Company changed its method of accounting for income taxes to conform to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP

Las Vegas, NV
March 31, 2009

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
(Dollars In Thousands)

	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,461	$28,819
Restricted cash and investments	2,772	2,772
Accounts receivable—net of allowance of $559 and $436	2,457	3,563
Inventories	718	1,455
Prepaid expenses	2,976	3,602

Total current assets	22,384	40,211

PROPERTY AND EQUIPMENT—net	179,918	172,865

OTHER ASSETS	2,658	2,940

DEFERRED INCOME TAXES—net	-	2,446
Total assets	$204,960	$218,462

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$227,689	$226
Current portion of fair value of interest rate swap liabilities	16,828	-
Current portion of obligation to officers	1,028	1,000
Accounts payable	7,751	10,972
Accrued interest	98	188
Accrued expenses	10,201	14,279
Total current liabilities	263,595	26,665

LONG-TERM DEBT - Net of current portion	158	225,288

FAIR VALUE OF INTEREST RATE SWAP LIABILITIES	-	13,272

OBLIGATION TO OFFICERS - Net of current portion	-	1,063
Total liabilities	263,753	266,288

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value—60,000,000 shares authorized; 17,161,824 and 17,124,624 shares issued at December 31, 2008 and 2007, respectively,	17	17
12,493,755 and 12,456,555 shares outstanding
Additional paid-in capital	19,820	18,925
Treasury stock, 4,668,069 shares at December 31, 2008 and 2007, respectively	(9,635)	(9,635)
Acumulated deficit	(68,995)	(57,133)
Total stockholders’ deficit	(58,793)	(47,826)
Total liabilities and stockholders’ deficit	$204,960	$218,462

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(In Thousands, Except Per Share Amounts)

	2008	2007	2006
REVENUES
Casino	$91,261	$114,340	$111,459
Rooms	52,408	59,890	56,700
Food and beverage	28,433	32,353	33,125
Entertainment	13,424	13,498	13,672
Other	6,815	6,632	6,431
Total revenues	192,341	226,713	221,387
Less - promotional allowances	(22,581)	(21,218)	(20,443)
Net revenues	169,760	205,495	200,944

COSTS AND EXPENSES
Direct costs and expenses of operating departments:
Casino	47,752	56,197	57,311
Rooms	25,418	28,121	27,100
Food and beverage	20,506	23,848	24,144
Entertainment	8,049	8,687	9,377
Other	1,241	1,360	1,437
Other operating expenses
General and administrative
Stock-based compensation	795	966	813
Other general and administrative	39,694	42,728	41,318
Mergers, acquisitions and development costs	191	611	1,318
Asset impairments	-	72	19
Depreciation and amortization	14,883	13,116	12,691
Total costs and expenses	158,529	175,706	175,528

INCOME FROM OPERATIONS	11,231	29,789	25,416

Loss on early retirement of bonds	-	(12,878)	-
Change in fair value of derivative instruments	(3,556)	(13,272)	-
Interest expense, net, including related party interest of $135 $281 and $400 in 2008, 2007 and 2006, respectively	(17,091)	(21,897)	(25,751)

Total interest expense, net	(20,647)	(48,047)	(25,751)

NET LOSS BEFORE INCOME TAX PROVISION	(9,416)	(18,258)	(335)

INCOME TAX PROVISION	(2,446)	-	-

NET LOSS	$(11,862)	$(18,258)	$(335)

EARNINGS PER SHARE DATA—Loss per share, basic and diluted	$(0.96)	$(1.48)	$(0.03)
Weighted-average common and common equivalent shares	12,393	12,309	12,134

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars In Thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

BALANCE—January 1, 2006	17,082,324	$17	$17,301	$(38,540)	(4,859,091)	$(10,047)	$(31,269)

Stock issued under executive option plan	97,500	-	257	-	-	-	257
Stock-based compensation - stock options	-	-	72	-	-	-	72
Restricted Stock – forfeited	(48,000)	-	-	-	-	-	-
Distribution of treasury stock—deferred compensation trust	-	-	(206)	-	96,698	206	-
Stock-based compensation - restricted stock	-	-	741	-	-	-	741
Net loss	-	-	-	(335)	-	-	(335)

BALANCE—December 31, 2006	17,131,824	17	18,165	(38,875)	(4,762,393)	(9,841)	(30,534)

Stock-based compensation - stock options	-	-	223	-	-	-	223
Restricted stock – forfeited	(7,200)	-	-	-	-	-	-
Stock-based compensation - restricted stock	-	-	743	-	-	-	743
Distribution of treasury stock - deferred compensation	-	-	(206)	-	94,324	206	-
Net loss	-	-	-	(18,258)	-	-	(18,258)

BALANCE—December 31, 2007	17,124,624	17	18,925	(57,133)	(4,668,069)	(9,635)	(47,826)

Stock-based compensation - stock options	-	-	191	-	-	-	191
Restricted stock – forfeited	(4,800)	-	-	-	-	-	-
Stock-based compensation - restricted stock	-	-	604	-	-	-	604
Stock issued under executive option plan	42,000	-	100	-	-	-	100
Net loss	-	-	-	(11,862)	-	-	(11,862)

BALANCE—December 31, 2008	17,161,824	$17	$19,820	$(68,995)	(4,668,069)	$(9,635)	$(58,793)

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In Thousands)

	2008	2007	2006

OPERATING ACTIVITIES:
Net loss	$(11,862)	$(18,258)	$(335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,883	13,116	12,691
Stock-based compensation - restricted stock	604	743	741
Stock-based compensation - stock options	191	223	72
Provision for bad debts	530	377	146
Asset impairment	-	72	19
Loss on early retirement of debt	-	12,878	-
Amortization of deferred loan fees	338	956	1,999
Change in fair value of derivative instruments	3,556	13,272	-
Change in operating assets and liabilities:
Accounts receivable—net	576	(877)	335
Inventories	737	337	693
Prepaid expenses	626	400	195
Accounts payable	(3,221)	(794)	(1,979)
Accrued expenses	(4,168)	(2,526)	906
Other assets	97	185	(3)
Deferred income taxes—net	2,446	-	-
Deferred compensation plan obligation	(35)	(31)	(32)
Obligation to officers	(1,000)	(1,000)	(1,000)

Net cash provided by operating activities	4,298	19,073	14,448

INVESTING ACTIVITIES:
Capital expenditures for property and equipment—Las Vegas	(20,020)	(8,993)	(5,651)
Capital expenditures for property and equipment—Black Hawk	(2,069)	(3,099)	(3,495)
Restricted cash and investments	-	(2,772)	-

Net cash used in investing activities	(22,089)	(14,864)	(9,146)

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31,
(In Thousands)

	2008	2007	2006

FINANCING ACTIVITIES:
Proceeds from long-term borrowings	-	225,112	-
Repayments on long-term borrowings	(167)	(223,885)	(844)
Proceeds from line of credit	2,500	-	-
Cash paid for deferred loan fees	-	(1,902)	-
Exercise of employee stock options	100	-	257

Net cash provided by (used in) financing activities	2,433	(675)	(587)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,358)	3,534	4,715

CASH AND CASH EQUIVALENTS—Beginning of year	28,819	25,286	20,571

CASH AND CASH EQUIVALENTS—End of year	$13,461	$28,819	$25,286

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Property acquired with accounts payable—Las Vegas, Nevada	$3	$1,800	$812

Property acquired with accounts payable—Black Hawk, Colorado	-	$841	$619

Non-cash item Main Street expansion Black Hawk	-	-	$2,763

Cash interest paid	$17,050	$22,494	$24,329

Distribution of deferred compensation treasury shares	-	$206	$206

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31,

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Riviera Holdings Corporation (“RHC”) and its wholly-owned subsidiaries (together, the “Company”) own and operate the Riviera Hotel & Casino (“Riviera Las Vegas”) on the Strip in Las Vegas, Nevada and the Riviera Black Hawk Casino (“Riviera Black Hawk”) in Black Hawk, Colorado.

The Company’s operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies. Management believes that the Company’s procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation — The consolidated financial statements include the accounts of Riviera Holdings Corporation and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents — Amounts classified as cash and cash equivalents consist of cash held in our concentration account and money market accounts with original maturities of 90 days or less and had a value of $5,420,000 and $15,724,000 at December 31, 2008 and 2007, respectively.

Restricted Cash — This cash is held as a certificate of deposit for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for Workers Compensation.  The cash is held in a one-year certificate of deposit, which matures in 2009.

Inventories — Inventories consist primarily of food, beverage, and promotional items and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment — Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets with lives ranging from:

Buildings and improvements	7 to 40 years
Land improvements	15 to 20 years
Furniture, fixtures and equipment	3 to 7 years

The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.  There were no asset impairment costs in 2008.  Included in income from operations in the fourth quarter of 2007 was $72,000 in asset impairment costs.  The 2007 impairment costs related to the write down and subsequent disposal of costs associated with certain slot machines in Black Hawk, which were no longer compliant with local gaming laws.

Other Assets — Other assets include deferred loan offering costs, which are amortized over the estimated life of the debt using the straight line method. Such amortized costs are included in interest expense.

Stock-Based Compensation — As of December 31, 2008, the Company has five active stock-based compensation plans and two expired stock-based compensation plans. Under the Company’s active stock compensation plans, the Company shall at the discretion of the Company’s Compensation Committee, issue option grants of Company common stock to those directors in lieu of cash compensation.  The option grants issued under this plan are valued at the market value of the shares at the date of issuance on each regularly scheduled date for paying directors’ fees.

Income Taxes — We are subject to income taxes in the United States. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

SFAS No. 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.  The Company has performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. This assessment included the evaluation of estimates of projected future taxable income and implementation of tax planning strategies.  Due to the current economic conditions, the Company has reevaluated its tax planning strategies and determined that it may not be prudent and feasible to implement the tax planning strategies at this time.  As a result, the Company has concluded that it is more likely than not that the net deferred tax assets will not be realized.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on the criteria of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which we adopted on January 1, 2007. The Interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result, our income tax recognition policy related to uncertain income tax positions is no longer covered by SFAS No. 5.

FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step I) occurs when we conclude that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. FIN 48’s use of the term “more likely than not” is consistent with how that term is used in SFAS No. 109 (i.e. likelihood of occurrence is greater than 50%).

The tax positions failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2008, 2007 and 2006, we recognized no amounts for interest or penalties.

Fair Value Disclosures

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Expenses—The carrying value of these items is a reasonable estimate of their fair value due to their short term nature.

Long-Term Debt — The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the quoted market prices, the estimated fair value of long-term debt outstanding is approximately $112,847,000 and $225,514,000 as of December 31, 2008 and 2007, respectively.

Interest Rate Swaps — From time to time, we enter into interest rate swaps in order to manage interest rate risks associated with our current and future borrowings. As such, the Company have adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and as amended by SFAS 138 and 149, to account for interest rate swaps. The pronouncements require us to recognize the interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the consolidated statement of operations.

Derivative instruments that are designated as fair value hedges and qualify for the "shortcut" method under SFAS 133, and as amended by SFAS 138 and 149, allow for an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.

As of December 31, 2008, the Company has one interest rate swap agreement for the notional amount of $214 million. The Company has determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded a $3.6 million loss and a $13.3 million loss for the change in fair value of this derivative instrument in the condensed consolidated statements of operations for the twelve month period ended December 31, 2008 and 2007, respectively.
.
Fair Value Measurement — Effective January 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, we have not made any fair value elections with respect to any eligible assets or liabilities as permitted under the provisions of SFAS 159 to date.  We also adopted SFAS 157, “Fair Value Measurements” for financial and nonfinancial assets and liabilities measured on a recurring basis. We currently do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis (see note 8).

Treasury Stock

Treasury shares are stated at cost. The Company’s Deferred Compensation Plan distributed the remaining shares to plan participants in 2007.  No shares were distributed under the Deferred Compensation Plan in 2008 and 94,324 shares were issued to plan participants in 2007.

Revenue Recognition

Casino Revenue — Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses less slot club cash points, cash vouchers, free play and other related customer cash incentives.

Room Revenue, Food and Beverage Revenue, Entertainment Revenue, and Other Revenue — The Company recognizes room, food and beverage, entertainment revenue, and other revenue at the time that goods or services are provided.

Promotional Allowances — Revenues include the estimated retail value of rooms, food and beverage, and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is reclassified to the casino department in the following amounts in thousands:

	Year Ended December 31
	2008	2007	2006

Food and beverage	$8,447	$8,882	$9,147
Rooms	3,455	2,763	2,693
Entertainment	1,007	918	629

Total costs allocated to casino departments	$12,909	$12,563	$12,469

Estimates and Assumptions — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by the Company include estimates for the recoverability and useful lives of depreciable and amortizable assets, estimates for certain asset and liability accruals (including self-insurance reserves and customer loyalty programs), estimates of the ability to realize deferred tax assets, estimates for valuing stock based compensation and estimates of the collectability of certain receivables.  Actual results may differ materially from estimates.

Self-Insurance Reserves — The Company is self-insured for various levels of general liability and workers’ compensation insurance. Insurance claims and reserves include accruals of estimated settlements for known claims as well as accrued estimates of incurred but not reported claims. In estimating these costs, the Company considers its historical claims experience and makes judgments about the expected levels of costs per claim.  Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.  The Company was self-insured for non-union medical claims through December 31, 2007.  Effective January 1, 2008, the Company is using a third party insurer for non-union medical claims.

Loyalty Club Program — The Company provides our guests the opportunity to earn points redeemable for cash based on their level of gaming and non-gaming activities while at our properties. An accrual is recorded as points are earned based upon expected redemption rates.

Advertising — The costs of advertising are expensed as incurred and are allocated to each revenue department based upon content.  Advertising expense was $2,897,000, $2,782,000 and $2,814,000 in 2008, 2007, and 2006, respectively.

Recently Issued Accounting Standards — In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). Because SFAS 162 applies only to establishing hierarchy, it will not have a material impact on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The impact of the adoption of SFAS 141R on our consolidated financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. We do not expect the impact of this adoption to be material.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 will be effective for the financial statements issued by the Company beginning January 1, 2009.  Because SFAS 161 applies only to financial statement disclosures, it will not have an impact on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FSP 142-3. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to be material.

2.	GOING CONCERN

The accompanying financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

On February 26, 2009, the Company received a notice of default on its New Credit Facility from Wachovia Bank, National Association (“Wachovia”), the administrative agent.  The notice of default (the “Notice”) relates to our New Credit Facility and is the result of the Company’s failure to provide a Deposit Account Control Agreement (a “DACA”) from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.

In addition, based on extensive analyses of the Company’s current and projected liquidity, we elected to not pay the accrued interest of approximately $4 million on the New Credit Facility, which was due March 30, 2009.  The Company’s failure to pay interest due on any loan within our New Credit Facility within a three-day grace period from the due date constitutes an event of default under our New Credit Facility agreement. We do not plan to pay the interest due within the three-day grace period.

We have entered into discussions with Wachovia to negotiate a waiver or forbearance regarding the Notice and the anticipated payment default.  If we are not successful in negotiating a waiver or forbearance agreement with our lenders regarding the Notice and the anticipated payment default, Wachovia and the lenders under our credit agreement would: have the ability to accelerate repayment of all amounts outstanding under the New Credit Facility ($227.5 million at December 31, 2008), to foreclose on some or all of our assets securing the debt, or exercise other rights and remedies granted under the New Credit Facility and as may be available pursuant to applicable law.  In addition, Wachovia, under our interest rate swap agreement, can terminate the interest rate swap agreement and accelerate repayment of the amount outstanding which was $30.2 million at December 31, 2008.  If the New Credit Facility and interest rate swap indebtedness were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or restructuring, if necessary.  If we were unable to do so, we would likely be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code.  As a result, the outstanding obligations under the Company’s New Credit Facility and interest rate swap agreement were reclassified from long-term to current (see Note 10).

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (in thousands):

	2008	2007

Casino	$279	$353
Hotel	2,737	3,646

Total	3,016	3,999
Less - Collection allowances	(559)	(436)

Accounts receivable - net	$2,457	$3,563

Collection allowances activity for the years ending December 31 consist of the following (in thousands):

	2008	2007

Beginning balance	$436	$163
Write-offs	(431)	(114)
Recoveries	24	10
Provision for doubtful collection	530	377

Ending balance	$559	$436

The Company manages its credit risk by evaluating customers’ credit worthiness before extending credit.  The maximum credit losses that might be sustained are limited to the recorded receivables less any amounts reserved.

4.	PREPAID EXPENSES

Prepaid expenses consist of the following at December 31 (in thousands):

	2008	2007

Prepaid gaming taxes	$1,186	$1,110
Prepaid insurance	785	806
Vendor deposits	28	542
Prepaid equipment maintenance	338	254
Other	639	890

Total	$2,976	$3,602

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

	2008	2007

Land and improvements	$40,752	$40,752
Buildings and improvements	144,898	144,795
Equipment, furniture, and fixtures	174,283	155,818
Construction in progress	30	280

Total cost	359,963	341,645
Less - Accumulated depreciation and amortization	(180,045)	(168,780)

Property and equipment-net	$179,918	$172,865

Substantially all of the Company’s property and equipment are pledged as collateral to secure debt (see Note 10).

6.	OTHER ASSETS

Other assets consist of the following at December 31 (in thousands):

	2008	2007

Deposits	$128	$69
Deferrend loan fees, net of accumulated amortization
of $532 and $194	1,370	1,708
Base Stock	1,160	1,163

Total	$2,658	$2,940

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of the following at December 31 (in thousands):

	2008	2007

Accounts payable vendors	$3,587	$6,898
Customer deposits, non-gaming	899	1,289
Other	481	500
Sub total	4,967	8,687

Insurance contracts	553	-
Outstanding chip and token liability	392	517
Customer loyality liabilities	631	677
Progressive jackpot liabilities	1,009	745
Customer deposits and other	199	346

Total gaming customer-related payables	2,784	2,285

Total	$7,751	$10,972

Accrued expenses consist of the following at December 31 (in thousands):

	2008	2007

Payroll and related taxes and benefits	$5,884	$7,805
Property and gaming taxes	2,632	2,948
Incentive and ESOP	111	2,166
Professional fees, deferred revenues and deposits	1,574	1,360
Total	$10,201	$14,279

8.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS 157 and effective October 10, 2008, we adopted FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents, investments, and interest rate swaps at fair value. Our cash equivalents and investments are classified within Level 1 or Level 2. This is because our cash equivalents and investments are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Balance at	Quoted prices in	Significant	Significant
	December 31,	Active Markets	Other	Unobservable
	2008	For Identical Assets	Observable	Inputs
		(Level 1)	Inputs	(Level 3)
			(Level 2)
Assets:
Cash Equivalents	$863	$863	$—	$—
Investments	2,772	—	2,772	—
Total Assets	$3,635	$863	$2,772	$—
Liabilities:
Interest rate swaps	$16,828	$—	$16,828	$—

The fair values of cash equivalent assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of investments are based on quoted prices in active markets.

The fair value of interest rate swaps are based on quoted market prices from various banks for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of our interest rate swap agreement and interest rate curves and are adjusted for the non-performance risk of either us or our counterparties, as applicable.  If we had terminated our interest rates swap as of December 31, 2008, we would have been required to pay a total of $30.2 million based on the mark-to-market values of such derivative instruments.  However, the fair value of our derivative instrument at December 31, 2008 incorporated a $13.4 million credit valuation adjustment to reflect the impact of the credit ratings of the Company based on the market value of its credit default swap.   As a result, the credit valuation adjustment reduced the fair value of our liability.

9.	OBLIGATION TO OFFICERS

Obligation to officers consists of the nonqualified pension plan obligation to the Company’s Chief Executive Officer (“CEO”), including accrued interest and deferred compensation plan liabilities, payable upon expiration of his employment contract or a change of control of the Company.  See Note 14 for a description of this plan.

Obligation to officers consists of the following at December 31, (in thousands);

	2008	2007

Accrued interest on pension—CEO, unfunded	$1,028	$2,063
Less-current portion	(1,028)	(1,000)
Obligation to officers - net of current portion	$-	$1,063

10.	LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2008	2007

$225 million Term Loan currently due	$225,000	$225,000

$20 million Revolving Credit Facility	2,500	-

Interest Rate Swap	16,828

Capitalized lease obligations (Note 11)	201	231

5.5% Special Improvement District Bonds - issued by the City of Black Hawk, Colorado, interest and principal payable monthly over 10 years beginning in 2000	146	283

Total long-term debt	244,675	225,514
Less-Current maturities by terms of debt	(244,517)	(226)

Total	$158	$225,288

Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2009	$244,517
2010	44
2011	44
2012	45
2013	25
Thereafter	-
Total	$244,675

On June 8, 2007, RHC and its Subsidiaries entered into the New Credit Facility.

The New Credit Facility includes a $225 million seven-year term loan (“Term Loan”) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined.  The New Credit Facility also includes a $20 million five-year revolving credit facility (“Revolving Credit Facility”) under which the Company can obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  The Company is permitted to prepay the New Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans.  The rate for the Term Loan and revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement that became effective June 29, 2007 that the Company entered into under the New Credit Facility, substantially the entire Term Loan portion of the New Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement).  The New Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

The Company used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the “Indenture”), with The Bank of New York as trustee (the “Trustee”), governing the 11% Notes.  On June 8, 2007 the Company deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

The interest rate on loans under the Revolving Credit Facility will depend on whether they are in the form of revolving loans or swing line loans.  For each revolving loan, the interest rate will depend on whether we elect to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate loan.  Swing line loans will bear interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that are ABR Loans.

As of December 31, 2008, the Company had $2.5 million outstanding against the Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

The Company also pays fees under the Revolving Credit Facility as follows:  (i) a commitment fee in an amount equal to either 0.50% or 0.375% (depending on the Consolidated Leverage Ratio) per annum on the average daily unused amount of the Revolving Credit Facility; (ii) Standby L/C fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration; and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C.  In addition to the Revolving Credit Facility fees, the Company pays an annual administrative fee of $35,000.

The New Credit Facility contains non-financial affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on incurrence of other indebtedness.

The New Credit Facility contains events of default customary for financings of this nature including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under our other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a “change of control”; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses.  Some of these events of default provide for grace periods and materiality thresholds.  For purposes of these default provisions, a “change in control” includes:  a person’s acquisition of beneficial ownership of 35% or more of our stock coupled with a gaming license and/or approval to direct any of our gaming operations, a change in a majority of the members of the Company’s board of directors other than as a result of changes supported by its current board members or by successors who did not stand for election in opposition to our current board, or our failure to maintain 100% ownership of the Subsidiaries.

The New Credit Facility is guaranteed by the Subsidiaries, which are all of the Company’s restricted subsidiaries. These guaranties are full, unconditional, and joint and several.  RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to the Company’s financial position or results of operations, are not guarantors of the New Credit Facility.

As of December 31, 2008, we were in compliance with the financial covenants associated with our New Credit Facility.  Our Consolidated Leverage Ratio was 8.4 for the four quarters ending December 31, 2008.  The maximum allowable Consolidated Leverage Ratio pursuant to the Revolving Credit Facility is 6.5 as of December 31, 2008.  However, the maximum Consolidated Leverage Ratio of 6.5 is applicable only if RHC has outstanding borrowings against its Revolving Credit Facility exceeding $2.5 million as of the end of the applicable quarter.  As of December 31, 2008, RHC had $2.5 million outstanding on its Revolving Credit Facility.

On February 26, 2009, the Company received a notice of default on its New Credit Facility from Wachovia, the administrative agent.  The notice of default, or Notice, relates to our New Credit Facility and is the result of the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provides that as a result of the default, the Company will no longer have the option to request LIBOR Rate loans.   As a result of losing the availability of LIBOR Rate loans under the New Credit Facility, the interest rate on the Term Loan will increase from approximately 7.5% to 8.5% and the interest rate for the Revolving Credit Facility will remain the same.

On March 25, 2009, we engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the accrued interest of approximately $4 million on our $245 million New Credit Facility, which was due March 30, 2009. Consequently, we elected not to make the payment. The Company’s failure to pay interest due on any loan within our New Credit Facility within a three-day grace period from the due date is an event of default under our New Credit Facility.  We do not plan to pay the interest due within the three-day grace period.  As a result of this event of default, the Company's lenders have the right to seek to charge additional default interest in the amount of 2% on the Company’s outstanding principal and interest under our credit agreement (the “Credit Agreement”), and automatically charge additional default interest of 1% on any overdue amounts under the interest rate swap agreement (the “Swap Agreement”) we entered in conjunction with our New Credit Facility.  These defaults rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.  We believe that the Company’s lenders will seek to apply these higher default interest rates as a result of the Company’s failure to make the interest payment due on March 30, 2009.

We entered into discussions with Wachovia to negotiate a waiver or forbearance regarding the Notice and the anticipated payment default and an anticipated going concern default (see discussion below).  If we are not successful in negotiating a waiver or forbearance agreement with the Company’s lenders regarding the Notice and the anticipated payment and going concern defaults, Wachovia and the lenders under the New Credit Facility would: have the ability to accelerate repayment of all amounts outstanding under the New Credit Facility ($227.5 million at December 31, 2008), to commence foreclose on some or all of our assets securing the debt, or exercise other rights and remedies granted under the New Credit Facility and as may be available pursuant to applicable law.  In addition, Wachovia, under our interest rate swap agreement, can terminate the interest rate swap agreement and accelerate repayment of the amount outstanding under that agreement ($30.2 million at December 31, 2008).  If the New Credit Facility and interest rate swap indebtedness were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or consensual out-of-court restructuring, if necessary.  If we were unable to do so, we would likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

The 5.5% Special Improvement District Bonds were issued by the City of Black Hawk, Colorado. The proceeds were used for road improvements and other infrastructure projects benefiting Riviera Black Hawk and a nearby casino. The Company’s share of the debt was $1.2 million payable over a ten-year period that began in 2000.

11.	LEASING ACTIVITIES

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

The following is a schedule by year of the minimum rental payments due under capital leases as of December 31, 2008 (in thousands):

Capital
Years ending December 31,	Leases

2009	$45
2010	45
2011	45
2012	45
2013	26
Thereafter	-

Total minimum lease payments	206
Less-Interest portion of payments	(5)

Present value of net minimum lease payments	$201

Property and equipment under capital lease as of December 31, 2008 and 2007 were $236,000 and $437,000 with accumulated amortization of $23,600 and $207,000, respectively.

Rental expense for equipment under operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $269,000, $1,230,000 and $503,000, respectively. All are cancelable within a year.

In addition, the Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of non-cancelable operating leases that expire in various years through 2013, and have options to extend at the tenant’s option.  Rental income, which is included in other revenue, for the years ended December 31, 2008, 2007 and 2006 was approximately $3,388,000, $2,448,000 and $2,069,000 respectively.
At December 31, 2008, the Company had future minimum annual rental income due under non-cancelable operating leases as follows (in thousands):

2009	$3,037
2010	2,090
2011	1,631
2012	393
2013	73

Total	$7,224

Certain lease arrangements at the Riviera Las Vegas contain a buyout/liquidated damages provision. This provision provides that in the event of a major renovation or certain other events, the Company has the right, according to an agreed-upon formula, to buy out any remaining term of the lease by providing the tenant twelve months written notice.

12.	INCOME TAXES

Components of our provision for income taxes are as follows:

Years ended December 31,	2008	2007	2006
(In thousands)
Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-
Federal	2,446	-	-
State	-	-	-
Total deferred	2,446	-	-
Provision for income taxes	$2,446	$-	$-

The effective income tax rates differ from statutory US federal income tax rates as follows:

Years ended December 31,	2008	2007	2006
	Rate	Rate	Rate
Taxes at federal statutory rate	-35.0%	-35.0%	-35.0%
State income tax, net	-0.5%	-0.6%	0.0%
Employee benefits	6.0%	3.5%	189.0%
FICA credit	-1.9%	-0.2%	-66.3%
Other, net	-3.7%	0.7%	0.0%
Effect of rate change	0.0%	0.5%	0.0%
Valuation allowance	61.1%	31.1%	-87.7%
Provision for income taxes	26.0%	0.0%	0.0%

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset consisted of the following:

December 31,	2008	2007
(In thousands)
Deferred Tax Assets
Reserves and accruals	$2,005	$2,161
Fair value of SWAP	6,003	4,645
Share-based compensation	622	187
Federal net operating loss carry forwards	24,197	23,116
State net operating loss carry forwards	359	8
AMT and other tax credits	3,732	3,531
Other	44	43
	$36,962	$33,691
Valuation allowance	(29,974)	(24,225)
Total Deferred Tax Asset	$6,988	$9,466

Deferred Tax Liabilities
Prepaid expenses	$(436)	$(1,168)
Property and equipment	(6,552)	(5,852)
Total Deferred Tax Liability	$(6,988)	$(7,020)

Net Deferred Tax Asset (Liability)	$-	$2,446

Our U.S. net operating loss carry forwards in the amount of $69.1 million at December 31, 2008 will expire in tax years ending 2012 through 2028.   Our AMT credits of $1.8 million have no expiration date.  Our other general business tax credits of $1.9 million will expire in tax years ending 2009 through 2028.  Our state net operating loss carry forwards in the amount of $11.9 million at December 31, 2008 will expire in tax years ending 2020 through 2028.  Due to certain significant changes in ownership in prior years, some of the net operating losses may be subject to limitation under Internal Revenue Code Section 382.

We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. This assessment included the evaluation of estimates of projected future taxable income and implementation of tax planning strategies.  Due to the current economic conditions, we have reevaluated our tax planning strategies and determined that it may not be prudent and feasible to implement the tax planning strategies at this time.  As a result, we have concluded that it is more likely than not that the net deferred tax assets without valuation allowance as of December 31, 2007 will not be realized. As such, we increased our valuation allowance.  Our valuation allowance was $30.0 million at December 31, 2008 and $24.2 million at December 31, 2007.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Management does not believe that the amounts of unrecognized tax benefits will increase within the next twelve months.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 1994.

13.	COMMITMENTS AND CONTINGENCIES

The Company is party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

14.	EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

William L. Westerman serves as Chairman of the Board, President and CEO, and as Chairman of the Board and CEO of the Company’s wholly-owned subsidiary, Riviera Operating Corporation (“ROC”), and CEO of Riviera Black Hawk Inc.

Under Mr. Westerman’s employment agreement, which was last amended by the Third Amendment to the employment agreement on March 4, 2008, he is employed for one-year (calendar year) terms, which automatically renew for successive one-year terms unless written notice is provided by Mr. Westerman at least 180 days, or by us at least 90 days, prior to termination of the current term. Mr. Westerman’s base annual compensation is $1,000,000. The Third Amendment provides that, effective January 1, 2008, Mr. Westerman is eligible to participate in the Company’s senior management incentive compensation plan.  Mr. Westerman received a discretionary bonus of $300,000 in 2008 for the Company’s 2007 performance.  Mr. Westerman did not receive an award under the Incentive Compensation Program for the Company’s 2008 performance.

On February 5, 1998, Stockholders approved a merger agreement that constituted a change of control under Mr. Westerman’s employment agreement.  (That merger agreement was terminated without consummation of the merger.)  On March 5, 1998, Mr. Westerman exercised his right to require the Company to establish and fund a Rabbi Trust for his benefit.  On March 20, 1998, Mr. Westerman waived his right to have the Company fund the Rabbi Trust in exchange for an agreement to fund it within five business days after notice from him.

Mr. Westerman’s employment agreement required the Company to fund a retirement account for him.  The Company no longer makes principal contributions to the retirement account, but the account continues to accrue interest. The retirement account had a balance, including accrued interest, of $1,028,000 as of December 31, 2008.

The Company credits Mr. Westerman’s retirement account quarterly with interest on the first day of each succeeding calendar quarter in an amount equal to the product of (i) the Company’s average borrowing rate for the immediately preceding fiscal year, as determined by the Chief Financial Officer, and (ii) the average outstanding balance in the retirement account during the preceding calendar quarter.  At the recommendation of the Committee, in order to reduce the amount that would be payable immediately upon Mr. Westerman’s separation from employment with the Company, Mr. Westerman and the Company agreed that commencing April 1, 2003, and continuing the first day of each quarter thereafter, he be paid the following in cash:  (i) a distribution of $250,000 from the principal balance of his retirement account; and (ii) the quarterly interest credited to his retirement account one quarter in arrears.

The Company retains beneficial ownership of Mr. Westerman’s retirement account, which is earmarked to pay his retirement benefits.  However, upon (1) the vote of a majority of the outstanding shares of common stock approving a “change of control” (as discussed in the next paragraph), (2) the occurrence of a change of control without Mr. Westerman’s consent, (3) a breach by the Company of a material term of the employment agreement or (4) the expiration or earlier termination of the employment agreement for any reason other than cause, Mr. Westerman has the right to require the Company to establish a “Rabbi Trust” for his benefit and to require the Company to fund it with cash equal to the amount then credited to his retirement account, including any amount to be credited to his retirement account upon a change of control.

In the event that Mr. Westerman ceases to be employed by the Company (except for termination for cause, in which case Mr. Westerman would forfeit all rights to monies in the retirement account), he will be entitled to receive the amount in the retirement account (principal and interest) in 20 equal quarterly installments commencing as of the date he ceases to be employed.  In the event that Mr. Westerman’s Rabbi Trust has not yet been funded, the balance of principal and interest of the retirement account shall be paid directly to Mr. Westerman upon his retirement or termination (except for cause) or upon a change of control.

Mr. Westerman’s agreement also provides that for a period of 24 months following termination for any reason except cause, he shall not engage in any activity, which is in competition with the Company within a 75-mile radius from the location of any hotel or casino then operated by the Comany.  As consideration for not competing, the Company will pay to Mr. Westerman a total of $500,000 in two equal annual installments of $250,000.  The first installment is payable within five business days of termination of employment with the second installment payable on the first anniversary of termination.

In addition to Mr. Westerman, one other executive, Robert Vannucci, has an employment agreement with the Company.

Mr. Vannucci serves as President and COO of ROC.  The Company entered into an employment agreement with Mr. Vannucci effective September 1, 2006.  The agreement is for a one-year term and automatically renews for successive one-year terms.  Mr. Vannucci’s base compensation is $400,000.   His employment agreement also provides for an annual incentive award of $200,000 plus an amount for a stretch bonus under the Company’s Incentive Compensation Program if Riviera Las Vegas fully achieves our financial targets at Riviera Las Vegas in 2009 (or a prorated award, if we partially achieve those targets).  For 2008, Mr. Vannucci did not receive an award under the Incentive Compensation Program.  Mr. Vannucci received an Incentive Compensation Program award of $203,458 and $92,500 for 2007 and 2006, respectively.  Mr. Vannucci or the Company may terminate the employment agreement at any time upon 30 days prior written notice, but if the Company terminates it without cause, then Mr. Vannucci will be entitled to one year’s salary, a prorated award under the Company’s Incentive Compensation Program, two years of health insurance benefits and a one-year automobile allowance of $6,000, plus reimbursement of all reasonable automobile expenses (excluding lease or loan payments).

Incentive Compensation Program — the Company has an Incentive Compensation Program covering employees who, in the opinion of the Company’s Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with the Company, or who have made a significant contribution to the successful and profitable operation of the Company. The amount of each bonus is based upon a sliding targeted scale of earnings established annually.  During the years ended December 31, 2008, 2007 and 2006, the Company recorded accrued bonuses of $111,000, $1,716,000 and $581,000 respectively.  Accrued bonuses in 2008 were for sales management personnel.

Pension Plan Contributions — the Company contributes to multi-employer pension plans under various union agreements in Las Vegas to which the Company is a party.  Contributions, based on wages paid to covered employees, were approximately $2,020,000, $1,989,000 and $1,952,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Profit Sharing and 401(k) Plans — the Company has profit sharing and 401(k) plans (the “Profit Sharing and 401(k) Plans”) for employees of Riviera Las Vegas and Riviera Black Hawk who are at least 21 years of age and who are not covered by a collective bargaining agreement and are eligible after ninety days of service.

Effective January 1, 2008 the Company amended its 401(k) Plans to an amount not to exceed 50% of the first 6% of each participant’s compensation.  Prior to January 1, 2008 the Company match was 25% of the first 8%.  The Company made contributions of $452,000, $279,000 and $276,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also pays administrative costs of the Profit Sharing and 401(k) Plans, which are not significant.  Effective January 1, 2009, the Company suspended the Company match to the 401(k) Plans indefinitely.

Prior to 2003, the Company suspended contributions to the profit sharing component of the Profit Sharing and 401(k) Plans and the Company substituted contributions to an Employee Stock Ownership Plan (“ESOP”), (see “Employee Stock Ownership Plan,” directly below).

Employee Stock Ownership Plan — The ESOP was established prior to 2003 to replace the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged.  The ESOP provides that all employees of Riviera Las Vegas and Riviera Black Hawk who were employed on and completed a minimum of 1,000 hours of service by, December 31 of that plan year, were at least 21 years of age, and were not covered by a collective bargaining agreement are eligible to participate in the ESOP.  The ESOP provides that the Company will make a contribution to the ESOP’s participants at Riviera Las Vegas and Riviera Black Hawk relative to the economic performance of each property and for the corporate participants relative to the economic performance of the entire Company.  The Company will make a contribution equal to 1% of each eligible employee’s annual compensation if a prescribed annual operating earnings target is attained and an additional 1% thereof for each $2 million by which operating earnings are exceeded, up to a maximum of 4% for 2007.  Under the ESOP, the Company’s contributions are made in cash, which may be used to buy our common stock and pay participants upon separation of service.  The Company contributed $316,000 in 2007 to the ESOP.  No contributions were made in 2006 and 2008.

Deferred Compensation Plan — Prior to 2003, the Company adopted a Deferred Compensation Plan (the “DCP”). The purpose of the DCP is to provide eligible employees with the opportunity to defer the receipt of cash compensation. Participation in the DCP is limited to employees who receive annual compensation of at least $100,000. The deferred funds, other than the common stock component, were maintained on the Company books as funded liabilities under Rabbi Trusts for the benefit of the participants. All elections to defer the receipt of compensation must be made no later than December 1st preceding the plan year to which the election relates and are irrevocable for the duration of that plan year. No deferrals have been made since 2004 and the plan distributed the remaining common stock to participants during 2007.  There was no balance in the Deferred Compensation Plan as of December 31, 2008 and 2007, respectively.

Restricted Stock Plan — Prior to 2003, the Company adopted a Restricted Stock Plan to provide incentives, to attract and retain highly competent persons as officers and key employees. Participants consist of such officers and key employees as the Company’s Compensation Committee determines to be significantly responsible for its success and future growth and profitability.  Awards of restricted stock are subject to such terms and conditions as we determine to be appropriate at the time of the grant, including restrictions on the sale or other disposition of such shares and provisions for the forfeiture of unvested shares for no consideration upon termination of the participant’s employment within specified periods or under certain conditions (Note 13).

Salary Continuation Agreements — Approximately 62 executive officers and certain other employees (excluding Mr. Vannucci) of ROC and RBH have salary continuation agreements effective through December 2009.  The agreements entered into with 53 significant ROC employees entitle 51 such employees to six months of base salary and health insurance benefits, subject to such employees’ duty to mitigate by obtaining similar employment elsewhere, in the event of a Company Termination within 12 months after a change in control.  Two ROC employees are entitled to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control with no duty to mitigate.  Substantially similar agreements were entered into with six RBH employees, which include in such agreements definition of “change in control” regarding the sale of RBH by RHC and/or ROC to a non-affiliate of either the Company or ROC.  In addition, the Company entered into agreements with William Westerman and Tullio J. Marchionne, RHC’s Secretary and General Counsel and ROC’s Secretary and Executive Vice President which entitle Mr. Westerman and Mr. Marchionne to 24 months of base salary and 24 months of health insurance benefits in the event of a Company termination within 24 months after a change in control of RHC.  The Company also entered into an agreement with Phillip B. Simons, RHC’s Treasurer and CFO and ROC’s Vice President of Finance which entitles Mr. Simons to 12 months of base salary and 24 months of health insurance benefits in the event of a Company termination within 24 months after a change of control of RHC.  The estimated total amount payable under all such agreements was approximately $5.7 million, which includes $710,000 in benefits, as of December 31, 2008.

15.	STOCK OPTION PLANS

Stock Compensation Plans — At December 31, 2008, the Company had two active stock option plans and two expired stock option plans, which are described below.  Under the 1993 Employee Stock Option Plan (the “1993 Option Plan”), the Company was authorized to grant options to employees for up to one million shares of its common stock. Under the Non-Qualified Stock Option Plan for Non-Employee Directors (the “1996 Option Plan”), the Company was authorized to grant options to non-employee directors for up to 150,000 shares of common stock.  Under these plans, the exercise price of each option equaled the market price of the Company stock on the date of grant.  All options have become vested under the 1996 Option Plan.  Although the 1993 Option Plan and 1996 Option Plan have expired, some options granted under these plans are still outstanding.

Effective May 17, 2005, the Company implemented two new stock option plans and reserved a total of 1,150,000 shares for options issuable under the plans.  The Company allocated 150,000 shares to a new option plan for non-employee directors.  The Company will grant options for 6,000 shares to each non-employee director on each anniversary of the effective date of the plan.  Also, the Company will grant options for 6,000 shares to each person who becomes a non-employee director after May 17, 2005.  The option exercise price will be the closing market price of the Company stock on the date of the option grant.  The options will vest over five years at 20% per year, commencing on the first anniversary of the grant.

In 2005, the Company allocated one million shares to a new incentive stock option plan for its officers and key employees.  Our Compensation Committee will have discretion as to whom those options will be granted and the number of shares to be allocated to each option grant.  The option exercise price will be the closing market price of the Company stock on the date of the option grant.  The options will vest over four years, with 20% vesting on the date of grant, and an additional 20% on each anniversary of the grant.

In March of 2005 the Company granted 385,500 restricted shares to 21 executives under its Restricted Stock Plan.  On December 31, 2008, 87,000 restricted shares remained outstanding.  As of December 31, 2008, $714,086 remained to be realized as expense related to these shares.  This amount will be recognized straight line over the remaining 2 years.  On the 2008 anniversary of the grant, 43,500 shares vested and the restrictions were lifted.

One executive left the Company in 2008 and forfeited 4,800 restricted shares.  Except for accelerated vesting in the event of an executive’s death or disability, retirement at or after age 62, termination of employment by us other than for cause, or certain events of hardship, or in the event of a change in control of the Company, the vesting schedule for the shares is as follows.

March 10, 2006	20%
March 10, 2007	40%
March 10, 2008	60%
March 10, 2009	80%
March 10, 2010	100%

On May 27, 2005, the Company granted a total of 30,000 shares of stock to its non-employee directors.  Those shares are subject to restrictions on re-sales, assignments, pledges, encumbrances or other transfers prior to vesting.  The shares vest at the rate of 20% per year on each anniversary of the grant date.  However, accelerated vesting will occur upon death, disability, a change of control of the Company or under any other termination of directorship status, except resignation prior to reaching age 62 or declining to stand for reelection prior to reaching age 62 (which would result in forfeiture of the non-vested shares).

The activity of the 1993 Option Plan and the two director option plans (the 1996 Option Plan and the 2005 Stock Option Plan for Non-employee Directors) is as follows:

		Weighted-
		Average
		Per Share
		Exercise
Stock Options	Shares	Price

Outstanding, December 31, 2005	310,500	$2.45
Automatic grant to directors	24,000	$21.60
Exercised	(97,500)	$2.63
Forfeited	(3,000)	$2.45
Outstanding, December 31, 2006	234,000	$4.33
Automatic grant to directors	24,000	$36.56
Outstanding, December 31, 2007	258,000	$7.33
Exercised	(42,000)	$2.45
Automatic grant to directors	24,000	$15.35
Outstanding, December 31, 2008	240,000	$8.99

	Outstanding	Average	Weighted-
	at	Remaining	Average
Range of	December 31,	Contractual	Exercise
Exercise Prices	2008	Life	Price

$1.33 to $2.00	36,000	3.82 years	$1.91
$2.18 to $20.00	156,000	4.93 years	$4.44
$20.00 to $36.56	48,000	7.92 years	$29.08

	Shares	Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Shares exercisable 12/31/08	168,000	$2.34	2.71 years	$110,880

42,000 options were exercised in 2008 at a weighted average exercise price of $2.45.  The total intrinsic value of options exercised during 2008 was $23,100 as of December 31, 2008.

Option expense recorded in 2008, 2007 and 2006 was $192,000, $223,000 and $72,000, respectively.  Restricted stock expense recorded in 2008, 2007 and 2006 was $603,000, $744,000 and $741,000, respectively.   As of December 31, 2008, $92,000 remains to be recorded as expense for outstanding options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008, respectively: dividend yield of 0%; average expected volatility 58% based on history of the stock price; risk-free interest rates of 3.23%; and average expected life of 2.4 years. The average weighted fair value of options granted in 2008, 2007 and 2006 was $5.09, $11.06 and $14.30 per share, respectively.

16.	GUARANTOR INFORMATION

The New Credit Facility is guaranteed by the Subsidiaries, which are all of the Company’s restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to its financial position or results of operations, are not guarantors of the New Credit Facility.

17.	LOSS PER SHARE

Basic loss per share is computed by dividing net loss per share by the weighted-average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net income by the weighted number of common and common-equivalent shares outstanding for the period.  Options to purchase common stock, whose exercise price was greater than the average market price for the period have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. Such anti-dilutive options excluded from the calculation of diluted loss per share for the years ended December 31, 2008, 2007 and 2006 were 141,177, 265,486; and 171,353, respectively based on the treasury method.

18.	RELATED PARTY TRANSACTIONS

Jeffrey A. Silver, a former member of the Company’s board of directors who resigned from the board effective February 23, 2009, is a shareholder in the law firm of Gordon & Silver, Ltd. (“Gordon & Silver”).  The Company engaged Gordon & Silver for various securities issues and other legal matters since 1993.  We continue to utilize the services of Gordon & Silver. The Company incurred legal expenses to the firm which are included in mergers, acquisitions and development cost of $174,000 and $495,000 in 2007 and 2006, respectively. No legal expenses for mergers, acquisitions and development were incurred in 2008. The Company incurred legal expenses to the firm, which are included in other general and administrative costs, of $5,000, $67,000 and $56,000 in 2008, 2007 and 2006, respectively.

The Company incurred legal expenses to the firm, which are included in our refinancing costs of $124,000 for 2007.

19.	SEGMENT DISCLOSURES

We review our operations by our geographic gaming market segments:  Riviera Las Vegas and Riviera Black Hawk. All inter-segment revenues have been eliminated.

(in thousands)	2008	2007	2006

Net revenues:
Riviera Las Vegas	$128,031	$151,505	$149,202
Riviera Black Hawk	41,729	53,990	51,742

Total net revenues	$169,760	$205,495	$200,944

Property EBITDA(1)
Riviera Las Vegas	$18,748	$30,166	$28,075
Riviera Black Hawk	12,209	19,133	16,825

Other costs and expenses:
Corporate expense
Share-based compensation	795	966	813
Other corporate expenses	3,857	4,745	4,644
Depreciation and amortization	14,883	13,116	12,691
Mergers, acquisitions and development costs, net	191	611	1,318
Asset impairments	-	72	18
Loss on retirement of bonds	-	12,878	-
Change in fair value of derivative instruments	3,556	13,272	-
Interest expense	17,429	23,756	26,366
Interest income	(338)	(1,859)	(615)
	40,373	67,557	45,235
Net loss before income tax provision	(9,416)	(18,258)	(335)
Income tax provision	(2,446)	-	-
Net loss	$(11,862)	$(18,258)	$(335)

Interest expense:
Riviera Las Vegas	$12,164	$16,851	$18,643
Riviera Black Hawk	5,265	6,905	7,723
	$17,429	$23,756	$26,366

Depreciation Expense
Riviera Las Vegas	$10,599	$9,143	$9,032
Riviera Black Hawk	4,284	3,973	3,659
	$14,883	$13,116	$12,691

Asset Impairment:
Riviera Las Vegas	$-	$-	$19
Riviera Black Hawk	-	72	-
	$-	$72	$19

	December 31
Property and equipment (2):	2008	2007

Riviera Las Vegas	$119,155	$109,885
Riviera Black Hawk	60,763	62,980
	$179,918	$172,865

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

20.  UNAUDITED QUARTERLY FINANCIAL DATA

RIVIERA HOLDINGS CORPORATION

UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in Thousands, Except per Share Data)

	March 31	June 30	September 30	December 31
Year ended December 31, 2008
Net revenues	$47,962	$45,615	$40,208	$35,975
Operating income	6,700	5,044	195	(708)
Income (loss) before tax provision	(5,783)	10,073	(3,464)	(10,242)
Net Income (loss)	(5,783)	10,073	(3,464)	(12,688)
Income (loss) per share—basic	$(0.46)	$0.81	$(0.28)	$(1.02)
Income (loss) per share—diluted	$(0.46)	$0.80	$(0.27)	$(1.02)

Year ended December 31, 2007
Net revenues	$52,027	$53,665	$52,380	$47,423
Operating income	8,961	9,439	6,664	4,725
Income (loss) before tax benefit	2,562	3,574	(18,254)	(6,140)
Net Income (loss)	2,562	3,574	(18,254)	(6,140)
Income (loss) per share—basic	$0.21	$0.29	$(1.48)	$(0.50)
Income (loss) per share—diluted	$0.20	$0.28	$(1.47)	$(0.49)