Form 10-K/A
period 2008-12-31
RIVIERA HOLDINGS CORP
filed 2009-04-08
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Riviera Holdings Corporation (the “Company”) for the year ended December 31, 2008, originally filed on March 31, 2009 (the “Original Filing”), is being filed to correct the signatories to the Original Filing.  The correct signatories to the Original Filing are indicated on the signature page of this Amendment No. 1.

This Amendment No. 1 does not reflect events occurring after March 31, 2009 and does not update or modify in any way the results of operations, financial position, cash flows or other disclosures in the Company’s Original Filing.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits 31.1 and 31.2 to this Amendment No. 1 to the Company’s Original Filing.

Item 15.    Exhibits, Financial Statement Schedules

(a)(3) List of Exhibits

The following exhibits are filed herewith:

Exhibit	Description of Exhibit

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 6, 2009	RIVIERA HOLDINGS CORPORATION

	By:	/s/ William L. Westerman
William L. Westerman
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Westerman	Chairman of the Board, Chief	April 6, 2009
William L. Westerman	Executive Officer and President

/s/ Phillip S. Simons	Treasurer (Principal Financial	April 6, 2009
Phillip S. Simons	and Accounting Officer)

/s/ Paul A. Harvey	Director	April 6, 2009
Paul A. Harvey

/s/ Vincent L. DiVito	Director	April 6, 2009
Vincent L. DiVito

/s/ James N. Land, Jr.	Director	April 6, 2009
James N. Land, Jr.