Form 10-Q
period 2009-03-31
RIVIERA HOLDINGS CORP
filed 2009-05-08
CIK 899647

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  000-21430

Riviera Holdings Corporation
(Exact name of Registrant as specified in its charter)

Nevada	88-0296885
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

(702) 794-9527
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of May 8, 2009, there were 12,477,855 shares of Common Stock, $.001 par value per share, outstanding.

RIVIERA HOLDINGS CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Consolidated Financial Statements of Riviera Holdings Corporation have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States.  The results from the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results.

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the entire year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
ASSETS	March 31 2009 (unaudited)	December 31 2008
CURRENT ASSETS:
Cash and cash equivalents	$16,300	$13,461
Restricted cash and investments	2,772	2,772
Accounts receivable, net of allowances of $423 and $559, respectively	2,815	2,457
Inventories	507	718
Prepaid expenses and other assets	3,356	2,976
Total current assets	25,750	22,384

PROPERTY AND EQUIPMENT-net	176,284	179,918
OTHER ASSETS-net	2,584	2,658
TOTAL	$204,618	$204,960

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$227,543	$227,689
Current portion of fair value of interest rate swap liabilities	15,156	16,828
Current portion of obligation to officers	767	1,028
Accounts payable	5,544	7,751
Accrued interest	4,217	98
Accrued expenses	10,885	10,201
Total current liabilities	264,112	263,595
LONG-TERM DEBT-Net of current portion	151	158
Total liabilities	264,263	263,753

COMMITMENTS and CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIENCY:
Common stock $(.001 par value; 60,000,000 shares authorized, 17,145,924 and 17,161,824 shares issued at March 31, 2009 and December 31, 2008, respectively, and 12,477,855 and 12,493,755 shares outstanding at March 31, 2009 and December 31, 2008, respectively)	17	17
Additional paid-in capital	20,005	19,820
Treasury stock (4,668,069 shares at March 31, 2009 and
December 31, 2008, respectively)	(9,635)	(9,635)
Accumulated deficit	(70,032)	(68,995)
Total stockholders' deficiency	(59,645)	(58,793)
TOTAL	$204,618	$204,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(In thousands, except per share amounts)
REVENUES:	2009	2008
Casino	$20,231	$23,966
Rooms	10,336	15,870
Food and beverage	5,564	8,045
Entertainment	2,043	3,377
Other	1,600	1,876
Total revenues	39,774	53,134
Less - promotional allowances	(5,118)	(5,172)
Net revenues	34,656	47,962

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	10,635	12,421
Rooms	4,888	6,864
Food and beverage	3,640	5,826
Entertainment	933	2,283
Other	296	328
Other operating expenses:
Share-based compensation	185	183
Other general and administrative	8,710	9,911
Mergers, acquisitions and development costs	-	23
Depreciation and amortization	3,899	3,423
Total costs and expenses	33,186	41,262
INCOME FROM OPERATIONS	1,470	6,700

OTHER EXPENSE:
Change in fair value of derivative instrument	1,672	(8,307)
Gain on extinguishment of debt	146	-
Restructuring fees	(91)	-
Interest expense-net	(4,234)	(4,176)
Total other expense	(2,507)	(12,483)
NET LOSS	$(1,037)	$(5,783)

NET LOSS PER SHARE DATA:
Basic	$(0.08)	$(0.47)
Diluted	$(0.08)	$(0.47)
Weighted-average common shares outstanding	12,492	12,341
Weighted-average common and common equivalent shares	12,492	12,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(in thousands)
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(1,037)	$(5,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,899	3,423
Provision for bad debts	88	131
Stock based compensation - restricted stock	151	154
Stock based compensation – stock options	34	29
Change in fair value of derivative instruments	(1,672)	8,307
Gain on extinguishment of debt	(146)	-
Changes in operating assets and liabilities:
Accounts receivable-net	(446)	(384)
Inventories	211	256
Prepaid expenses and other assets	(306)	(1,326)
Accounts payable	(2,207)	(3,093)
Accrued interest	4,119	(50)
Accrued expenses	684	(1,761)
Deferred compensation plan liability	(11)	(60)
Obligation to officers	(250)	(500)
Net cash provided by (used in) operating activities	3,111	(657)

INVESTING ACTIVITIES:
Capital expenditures for property and equipment-Las Vegas	(151)	(1,862)
Capital expenditures for property and equipment-Black Hawk	(114)	(375)
Net cash used in investing activities	(265)	(2,237)

FINANCING ACTIVITIES:
Payments on long-term borrowings	(7)	(21)
Proceeds from exercise of stock options	-	100
Net cash (used in) provided by financing activities	(7)	79

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,839	(2,815)
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	13,461	28,820
CASH AND CASH EQUIVALENTS-END OF PERIOD	$16,300	$26,005

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Property acquired with debt and accounts payable	$103	$912
Cash paid for interest	$142	$4,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Riviera Holdings Corporation (“RHC”) and its wholly-owned subsidiary, Riviera Operating Corporation (“ROC”) (together with their wholly-owned subsidiaries, the “Company”), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.  The Company operates the Riviera Hotel & Casino (the “Riviera Las Vegas”) on the Strip in Las Vegas, Nevada.

In February 2000, the Company opened its casino in Black Hawk, Colorado, which is owned through Riviera Black Hawk, Inc. (“RBH”), a wholly-owned subsidiary of ROC.

Casino operations are subject to extensive regulation in the states of Nevada and Colorado by the respective Gaming Control Boards and various other state and local regulatory agencies.  Our management believes that the Company’s procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.

2.	GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 5 below, the Company is currently in default on its $245 million Credit Facility (as defined in Note 5 below) as of March 31, 2009.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.  If the Company’s debt is accelerated and the Company’s long-term assets must be liquidated, these assets may be impaired in comparison to current recovery values.  The Company is carrying long-term assets based upon management’s assumptions related to its current intentions and plans.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications, having no effect on net loss have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

Earnings Per Share

Basic net income (loss) per share amounts are computed by dividing net income (loss) by weighted average shares outstanding during the period.  Diluted net income (loss) per share amounts are computed by dividing net income (loss) by weighted average shares outstanding, plus, the dilutive effect of common share equivalents during the period.  There were no potentially dilutive common share equivalents during the period.

Income Taxes

The income tax provision, if any, for the three months ended March 31, 2009 and 2008, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided.  Based on the history of net operating losses, it is more likely than not that the Company will not be able to recognize the deferred assets.  As such, a valuation allowance has been established and the current year tax benefit has not been recognized.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company is subject to the provisions of FIN 48 as of January 1, 2007.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  Management does not believe that the amounts of unrecognized tax benefits will increase within the next twelve months.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 1994.

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowances for receivables, estimated fair value for stock-based compensation, estimated fair value of derivative instruments and deferred tax assets.  Actual results may differ from estimates.

Restricted Cash

This cash is held as a certificate of deposit for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for Workers Compensation.  The cash is held in a one-year certificate of deposit, which matures August 2009.

Mergers, Acquisitions and Development Costs

Mergers, acquisitions and development costs consist of associated legal fees.

Derivative Instruments

From time to time, the Company enters into interest rate swaps.  The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  We do not use derivative financial instruments for trading or speculative purposes.  As such, the Company has adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as amended by SFAS 138 and 149, to account for interest rate swaps.  The pronouncements require us to recognize the interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value.  The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the consolidated statement of operations.

Derivative instruments that are designated as fair value hedges and qualify for the “shortcut” method under SFAS 133, and as amended by SFAS 138 and 149, allow for an assumption of no ineffectiveness.  As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument.  Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.

As of March 31, 2009, the Company has one interest rate swap agreement for the notional amount of $210.4 million.  The Company has determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded a $1.7 million gain and an $8.3 million loss for the change in fair value of this derivative instrument in the consolidated statements of operations for the three month periods ended March 31, 2009 and 2008, respectively.

Gain on Extinguishment of Debt

In 2000, the Company incurred debt totaling $1.2 million associated with Special Improvement District Bonds issued by the City of Black Hawk, Colorado for road improvements and other infrastructure projects benefiting Riviera Black Hawk and neighboring casinos.  The remaining balance of the debt was $146,000 at December 31, 2008 and this amount was forgiven by the City of Black Hawk in February 2009.  As a result, the $146,000 was recorded as a gain on extinguishment of debt within the accompanying consolidated statement of operations during the three months ended March 31, 2009.

Restructuring Fees

During the three months ended March 31, 2009, the Company incurred $91,000 in professional fees associated with a potential restructuring of the Company’s Credit Facility (see Note 5).

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), a revision of SFAS 141, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective for us beginning January 1, 2009.  The impact of the adoption of SFAS 141R on our consolidated financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In accordance with FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), the provisions of SFAS 157 became effective for the Company’s nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis on January 1, 2009. The Company’s nonfinancial assets for which the provisions of SFAS 157 are now effective include property, plant and equipment, goodwill and other intangible assets. The impact of applying the provisions of SFAS 157 to the Company’s nonfinancial assets was not material.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  It requires entities to provide greater transparency about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 will be effective for the financial statements issued by the Company beginning January 1, 2009.  Because SFAS 161 applies only to financial statement disclosures, it did not have an impact on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FSP 142-3.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension.  Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors.  FSP 142-3 is effective for us beginning January 1, 2009.  The impact of the adoption of FSP 142-3 was not material.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1,” Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires the disclosure of the fair value of financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” (“SFAS 157”) when there is no active market or where the price inputs being used to determine fair value represent distressed sales. It reemphasizes that the objective of fair-value measurement remains an exit price. It also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. The Company plans to adopt the provisions of SFAS 157-4 during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and significantly changes the existing impairment model for debt securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities. FSP FAS 115-2 is effective for interim periods ending after June 15, 2009. The Company plans to adopt the provisions of this Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies.

4.	DEFERRED FINANCING COSTS

Deferred loan fees of $1.3 million and $1.4 million were included in other assets as of March 31, 2009 and December 31, 2008, respectively.  The deferred loan fees were associated with refinancing our debt on June 8, 2007.  The Company is amortizing the deferred loan fees on a straight line basis, which approximates the effective interest method, over the term of the loan.

5.	LONG TERM DEBT AND COMMITMENTS

2007 Credit Facility and Swap Agreement

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the “Subsidiaries”) entered into a $245 million Credit Agreement  (the “Credit Agreement” together with related security agreements and other credit-related agreements, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as administrative agent.  On June 29, 2007, in conjunction with the Credit Facility, the Company entered into an interest rate swap agreement with Wachovia as the counterparty (the “Swap Agreement”).

The Credit Facility includes a $225 million seven-year term loan (“Term Loan”), with no amortization for the first three years, a one percent amortization for each of years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down of 50% of excess cash flows, as defined therein.  The Credit Facility also includes a $20 million five-year Revolver (“Revolver”) under which RHC can obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of any LIBOR rate loans.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

Prior to certain events of default that occurred in the first fiscal quarter of 2009 (the “First Quarter Defaults”) described below, the rate for the Term Loan was LIBOR plus 2.0%.  Pursuant to a floating rate to fixed rate swap agreement that became effective June 29, 2007 (the “Swap Agreement”) that RHC entered into with Wachovia under the Credit Facility, substantially the entire Term Loan, with quarterly step-downs, bore interest at an effective fixed rate of 7.485% (7.405% for 2008) per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the Swap Agreement) prior to the First Quarter Defaults.  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $210.4 million as of March 31, 2009.

RHC used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the “Indenture”), with The Bank of New York as trustee (the “Trustee”), governing the 11% Notes.  On June 8, 2007 RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was executed on July 9, 2007.

Prior to the First Quarter Defaults, the interest rate on loans under the Revolver depended on whether they were in the form of revolving loans or swingline loans (“Swingline Loans”).  Prior to the First Quarter Defaults, the interest rate for each revolving loan depended on whether RHC elects to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.  Prior to the First Quarter Defaults, the applicable percentage for Swingline Loans ranged from 0.50% to 1% depending on the Consolidated Leverage Ratio as defined in our Credit Facility Credit Agreement.  Our Consolidated Leverage Ratio was 10.2 for the four quarters ending March 31, 2009, which exceeded the maximum allowable Consolidated Leverage Ratio set forth in the Credit Agreement.  This ratio test is only applicable if we have more than $2.5 million in Revolver borrowings at the end of the applicable quarter.

Fees payable under the Revolver include: (i) a commitment fee in an amount equal to either .50% or 0.375% (depending on the Consolidated Leverage Ratio) per annum on the average daily unused amount of the Revolver; (ii) Standby L/C fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration; and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C.  An annual administrative fee of $35,000 is also payable in connection with the Revolver.

The Credit Facility contains affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on RHC’s incurrence of other indebtedness.

The Credit Facility contains events of default customary for financings of this nature including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under RHC’s other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a “change of control” of RHC; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses.  Some of these events of default provide for grace periods and materiality thresholds.  For purposes of these default provisions, a “change in control” of RHC includes: a person’s acquisition of beneficial ownership of 35% or more of RHC’s stock coupled with a gaming license and/or approval to direct any of RHC’s gaming operations, a change in a majority of the members of RHC’s board of directors other than as a result of changes supported by RHC’s current board members or by successors who did not stand for election in opposition to RHC’s current board, or RHC’s failure to maintain 100% ownership of the Subsidiaries.

First Quarter Defaults

As previously disclosed on a Form 8-K filed with the SEC on March 4, 2009, the Company received a notice of default on February 26, 2009 (the “February Notice”), from Wachovia with respect to the Credit Facility in connection with the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provided that as a result of the default, the Company would no longer have the option to request the LIBOR Rate loans described above.  Consequently, the Term Loan was converted to an ABR Loan effective March 31, 2009.

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the accrued interest of approximately $4 million on our $245 million Credit Facility, which was due March 30, 2009.  Consequently, we elected not to make the payment.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of this event of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These defaults rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the “Additional Default Notice”) from Wachovia.  The Additional Default Notice alleges that subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a “going concern” modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The Additional Default Notice also states that in addition to the foregoing events of default that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR rate loan on March 30, 2009 (the “LIBOR Payment”), (ii) the commitment fee on March 31, 2009 (the “Commitment Fee Payment”), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the “ABR Payment” and together with the LIBOR Payment and Commitment Fee Payment, the “March 31st Payments”).  The Company has not paid the March 31st Payments and the applicable grace period to make these payments has expired.  The Additional Default Notice states that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans are available to the Company at this time.

As a result of the February Notice and the Additional Default Notice, effective March 31, 2009, the Term Loan interest rate is now approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate is approximately 6.25% per annum.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (the “Swap Default Notice”) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleges that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments totaling $2.1 million to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company has not paid this overdue amount and the applicable grace period to make this payment has expired.  As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.  As of March 31, 2009, the mark-to-market amount outstanding under the Swap Agreement was $28.0 million, excluding any credit risk adjustment.

With the aid of our financial advisors and outside counsel, we are continuing to negotiate with our various creditor constituencies to refinance or restructure our debt.  We cannot assure you that we will be successful in completing a refinancing or consensual out-of-court restructuring, if necessary.  If we were unable to do so, we would likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

As a result of the defaults discussed above and the potential risk of Bankruptcy, there is substantial doubt about the Company’s ability to continue as a going concern.

Special Improvement District Bonds

In 2000, the Company incurred debt totaling $1.2 million associated with Special Improvement District Bonds issued by the City of Black Hawk, Colorado for road improvements and other infrastructure projects benefiting Riviera Black Hawk and neighboring casinos.  The remaining balance of the debt was $146,000 at December 31, 2008 and this amount was forgiven by the City of Black Hawk in February 2009.  As a result, the $146,000 was recorded as a gain on extinguishment of debt within the accompanying consolidated statement of operations during the three months ended March 31, 2009.

Guarantor Information

The New Credit Facility is guaranteed by the Subsidiaries, which are all of the restricted subsidiaries.  These guaranties are full, unconditional, and joint and several.  RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to the financial position or results of operations, are not guarantors of the New Credit Facility.

6.	SHARE-BASED PAYMENTS

The Company expensed $34,000 and $29,000 for options during the three months ended March 31, 2009 and 2008, respectively.  To recognize the cost of option grants, the Company estimates the fair value of each director or employee option grant on the date of the grant using the Black-Scholes option pricing model.

Additionally, the Company expensed $151,000 and $154,000 for restricted stock during the three months ended March 31, 2009 and 2008, respectively.  Restricted stock was issued to several key management team members and directors in 2005 and is recognized on a straight line basis over a five year vesting period commencing on the date of issuance.

The activity for all stock options currently outstanding is as follows;

	Weighted Average		Aggregate
	Shares	Share Exercise Price	Remaining Life	Intrinsic Value
Outstanding, December 31, 2008	240,000	$8.99
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding, March 31, 2009	240,000	$8.99	6.75 years	$-0-
Exercisable March 31, 2009	168,000	$2.34	2.46 years	$-0-

7.	FAIR VALUE MEASUREMENT

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

Level 3—Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents, investments, and interest rate swaps at fair value.  Our cash equivalents, investments and interest rate swaps are classified within Level 1 or Level 2.  This is because our cash equivalents, investments and interest rate swaps are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Balance at March 31, 2009	Quoted prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents	$2,623	$2,623	$-	$-
Investments	2,772	-	2,772	-
Total Assets	$5,395	$2,623	$2,772	$-
Liabilities:
Interest rate swaps	$15,156	$-	$15,156	$-

The fair values of cash equivalent assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of investments are based on quoted prices in active markets.

The fair value of interest rate swaps are based on quoted market prices from various banks for similar instruments.  These quoted market prices are based on relevant factors such as the contractual terms of our interest rate swap agreement and interest rate curves and are adjusted for the non-performance risk of either us or our counterparties, as applicable.  If we had terminated our interest rates swap as of March 31, 2009, we would have been required to pay a total of $28.0 million based on the mark-to-market values of such derivative instruments.  However, the fair value of our derivative instrument at March 31, 2009 incorporated a $1.7 million credit valuation adjustment based on credit comparables in the gaming industry given that there were no credit default swaps underlying the Company.

8.	COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

Approximately 56 executive officers and certain other employees (excluding Mr. Vannucci) of ROC and RBH have salary continuation agreements effective through December 2009.  The agreements entered into with 44 significant ROC employees entitle 43 such employees to six months of base salary and health insurance benefits, subject to such employees’ duty to mitigate by obtaining similar employment elsewhere, in the event ROC or RBH, as applicable, terminated their employment without cause (a “Company Termination”) within 12 months after a change in control.  One ROC employee is entitled to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of RHC with no duty to mitigate.  Substantially similar agreements were entered into with nine RBH employees, which include in such agreements definition of “change in control” the sale of RBH by RHC and/or ROC to a non-affiliate of either the Company or ROC.  In addition, the Company entered into salary continuation agreements with William Westerman, RHC’s Chief Executive Officer and Tullio J. Marchionne, RHC’s Secretary and General Counsel and ROC’s Secretary and Executive Vice President which entitle Mr. Westerman and Mr. Marchionne to 24 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of RHC.  The Company also entered into an agreement with Phillip B. Simons, RHC’s Treasurer and CFO and ROC’s Vice President of Finance which entitles Mr. Simons to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change of control of RHC.  The estimated total amount payable under all such agreements was approximately $5.4 million, which includes $640,000 in benefits, as of March 31, 2009.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax.  In July 2008, the Court denied the State’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of March 31, 2009, the Company had not recorded a receivable related to this matter.

Legal Proceedings and Related Events

The Company is party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino.  We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of the operations.

9.	SEGMENT DISCLOSURE

The Company determines our segments based upon the review process of the Company's Chief Financial Officer who reviews by geographic gaming market segments:  Riviera Las Vegas and Riviera Black Hawk.  The key indicator reviewed by the Company's Chief Financial Officer is "property EBITDA", as defined below.  All intersegment revenues and expenses have been eliminated.

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Net Revenues:
Riviera Las Vegas	$24,462	$36,450
Riviera Black Hawk	10,194	11,512
Total net revenues	$34,656	$47,962

Property EBITDA (1):
Riviera Las Vegas	$3,318	$7,371
Riviera Black Hawk	3,236	3,903

Other Costs and Expenses
Equity-based compensation	185	183
Other corporate expenses	1,000	945
Depreciation and amortization	3,899	3,423
Mergers, acquisitions and development costs	-	23
Gain on estinguishment of debt	(146)	-
Restructuring fees	91	-
Interest Expense-net	4,234	4,176
Change in fair value of derivative instruments	(1,672)	8,307
Total Other Costs and Expenses	7,591	17,057
Net Loss	$(1,037)	$(5,783)

	March 31	December 31
Total Assets	2009	2008
Las Vegas	$139,246	$139,200
Black Hawk	65,372	65,760
Total Consolidated Assets	$204,618	$204,960

Property and Equipment-net
Las Vegas	$116,434	$119,155
Black Hawk	59,850	60,763
Total Property and Equipment-net	$176,284	$179,918

Capital Expenditures
Las Vegas	$151	$2,563
Black Hawk	114	586
Total Capital Expenditures	$265	$3,149

(1)
Property EBITDA consists of earnings before interest, income taxes, depreciation, and amortization.  Property EBITDA is presented solely as a supplemental disclosure because we believe that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors.  We use property-level EBITDA (property EBITDA before corporate expense) as the primary measure of our business segment properties' performance, including the evaluation of operating personnel.  Property EBITDA should not be construed as an alternative to operating income, as an  indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure  determined in accordance with U.S. Generally Accepted Accounting Principles.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA.  Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do.  A reconciliation of property EBITDA to net income (loss) is included to evaluate items not included in EBITDA and their affect on the operations of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada (“Riviera Las Vegas”), and the Riviera Black Hawk Casino in Black Hawk, Colorado (“Riviera Black Hawk”).

Riviera Las Vegas’ is comprised of a hotel with 2,075 guest rooms, a convention, meeting and banquet space totaling 160,000 square feet, a casino with approximately 900 slot machines and 35 gaming tables, a poker room, a race and sports book and various bars and restaurants.  Our capital expenditures for Riviera Las Vegas are primarily geared toward maintaining the hotel rooms and amenities in sufficient condition to compete for customers in the convention and mature adult markets.  Room rental rates and slot revenues are the primary factors driving our operating margins.  We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in, slot club activities and slot ticket redemptions.

Riviera Black Hawk is comprised of a casino with approximately 800 slot machines and 6 gaming tables, a buffet, a delicatessen, a casino bar and a ballroom.  Riviera Black Hawk caters primarily to the “locals” slot customer.  Until recently, only limited stakes gaming, which is defined as a maximum single bet of $5.00, was legal in the Black Hawk/Central City market.  However, Colorado Amendment 50, which was approved by voters on November 4, 2008, allowed residents of Black Hawk and Central City to vote to extend casino hours, approve additional games, and increase the maximum bet limit.  On January 13, 2009, residents of Black Hawk voted to enable Black Hawk casino operators to extend casino hours, add craps and roulette gaming and increase the maximum betting limit to $100.  July 2, 2009 is the earliest we are permitted to implement increased betting limits, extended hours and craps and roulette gaming.  Our capital expenditures in Black Hawk are primarily geared toward maintaining competitive slot machines in comparison to the market.  We are also making limited capital expenditures in Black Hawk to prepare for the implementation of increased betting limits, extended hours and new games in accordance with the approval of Amendment 50 as referenced above.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  Income from operations does not include intercompany management fees.

	First Quarter		Incr	Incr
(In Thousands)	2009	2008	$(Decr)	% (Decr)
Net Revenues:
Riviera Las Vegas	$24,462	$36,450	$(11,988)	(32.9%)
Riviera Black Hawk	10,194	11,512	(1,318)	(11.4%)
Total Net Revenues	$34,656	$47,962	$(13,306)	(27.7%)

Property Income from Operations:
Riviera Las Vegas	743	5,539	(4,796)	(86.6%)
Riviera Black Hawk	1,912	2,312	(400)	(17.3%)
Total Property Income from Operations	2,655	7,851	(5,196)	(66.2%)

Other Operating Expenses:
Equity Compensation	(185)	(183)	(2)	(1.1%)
Other Corporate Expense	(1,000)	(945)	(55)	(5.8%)
Mergers Acquisitions and Development Costs	-	(23)	23	100.0%
Total Corporate Expenses	(1,185)	(1,151)	(34)	(3.0%)

Total Income from Operations	$1,470	$6,700	$(5,230)	(78.1%)

Operating Margins (1)
Riviera Las Vegas	3.0%	15.2%		(12.2%)
Riviera Black Hawk	18.8%	20.1%		(1.3%)

(1)	Operating margins represent income from operations by property as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the three months ended March 31, 2009 were $24.5 million, a decrease of $12.0 million, or 32.9%, from $36.5 million for the comparable period in the prior year.

Casino revenues for the three months ended March 31, 2009 were $10.3 million, a decrease of $2.4 million, or 19.5%, from $12.7 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $8.2 million, a decrease of $1.7 million, or 15.5%, from $9.9 million and table game revenue was $1.9 million, a decrease of $0.9 million, or 32.3% from $2.8 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy, less walk-in business due to construction at neighboring projects and an increase in cash incentives provided to our high-value slot players in order to stimulate slot machine play.  Slot machine win per unit per day for the three months ended March 31, 2009 was $99.94, a decrease of $13.14, or 11.6%, from $113.08 for the comparable period in the prior year.

Rooms revenues for the three months ended March 31, 2009 were $10.3 million, a decrease of $5.6 million, or 34.9%, from $15.9 million for the comparable period in the prior year.  The decrease in room rental revenues was primarily due to a decrease in average daily room rates primarily as a result of lower leisure segment room rates in comparison to the first quarter of 2008 and a shift in the occupied room mix from higher rated convention segment occupancy to lower rated leisure segment occupancy.  During the three months ended March 31, 2009, leisure segment and convention segment occupied rooms were 61.6% and 19.4% of total occupied rooms, respectively, and during the three months ended March 31, 2008, leisure segment and convention segment occupied rooms were 39.8% and 42.6% of total occupied rooms, respectively.

Hotel room occupancy percentage for the three months ended March 31, 2009, was 76.8% compared to 81.6% for the same period in the prior year.  The average daily room rate, or ADR, was $69.30, a decrease of $30.33, or 30.4%, from $99.63 for the comparable period in the prior year.  The decrease in ADR was due primarily to a decrease in leisure segment room rental rates, which were $45.24, a decrease of $37.60, or 45.4%, from $82.84 for the comparable period in the prior year.  Revenue per available room, or RevPar, was $53.06, a decrease of $34.63, or 39.5%, from $87.69 for the comparable period in the prior year.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  The decrease in RevPar was the result of decreases in occupied rooms and average daily room rates as described above.

Food and beverage revenues for the three months ended March 31, 2009 was $4.3 million, a decrease of $2.4 million, or 36.1%, from $6.7 million for the comparable period in the prior year.  The decrease in food and beverage revenue was due to $1.8 million and $0.6 million decreases in food and beverage revenues, respectively.  Food covers decreased 19.4% and the average check decreased 21.9% from the comparable period in the prior year as a result of the weak economy, reduced hotel occupancy and the strategic closure of select food and beverage outlets during low hotel occupancy periods.  Beverage revenues decreased as a result of a 25.6% reduction in drinks served primarily due to less complimentary drinks served from our casino bars due to reduced casino patronage.   Food and beverage revenues include $1.2 million in revenues related to items offered to high-value guests on a complimentary basis.

Entertainment revenues for the three months ended March 31, 2009 were $2.0 million, a decrease of $1.4 million, or 39.5%, from $3.4 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the permanent and temporary closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  During the three months ended March 31, 2009, the La Cage Revue closed permanently and the Crazy Girls Revue closed temporarily in January until economic conditions improve.

Other revenues for the three months ended March 31, 2009 were $1.5 million, a decrease of $0.3 million, or 14.5%, from $1.8 million for the same period in the prior year.  The decrease in other revenues was due to a $0.1 million current year reduction in telephone revenues as a result of less occupancy and call volume combined with a $0.2 million prior year increase as a result of the reclassification of unclaimed slot token liabilities to income and the sale of select lower performing slot machines.

Promotional allowances for the three months ended March 31, 2009 and the three months ended March 31, 2008 were $4.0 million.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players.  Promotional allowances did not decrease in proportion to decreases in revenues primarily due to continued efforts to aggressively promote the casino and hotel room rentals with complimentary offerings.

Costs and Expenses

Casino costs and expenses for the three months ended March 31, 2009 were $6.0 million, a decrease of $1.4 million, or 18.2%, from $7.4 million for the comparable period in the prior year.  The decrease in casino expenses was primarily due to a reduction in slot and table game payroll and related costs which partially offset the $2.4 million decrease in casino revenue.

Room rental costs and expenses for the three months ended March 31, 2009 were $4.9 million, a decrease of $2.0 million, or 28.8%, from $6.9 million for the comparable period in the prior year.  The decrease in room rental expenses partially offsets the $5.6 million decrease in room rental revenues and is primarily due to reduced payroll and related costs as a result of management layoffs and a 4.6% decrease in occupied rooms.

Food and Beverage costs and expenses for the three months ended March 31, 2009 were $3.4 million, a decrease of $2.1 million, or 38.5%, from $5.5 million for the comparable period in the prior year.  The decrease in food and beverage costs and expenses correlated with the $2.4 million decrease in food and beverage revenue and was due to lower cost of sales, payroll and related costs and operating expenses.

Entertainment department costs and expenses for the three months ended March 31, 2009 were $0.9 million, a decrease of $1.4 million, or 59.1%, from $2.3 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is primarily due to a reduction in contractual payments to the entertainment producers as a result of less ticket sales due to the weak economy and the temporary and permanent closure of select entertainment acts.

Other general and administrative expenses for the three months ended March 31, 2009 were $5.6 million, a decrease of $1.1 million, or 16.6%, from $6.7 million for the comparable period in the prior year.  The decrease in other general and administrative expenses was due primarily to a $0.6 million decrease in payroll and related costs to offset revenue declines, a $0.2 million decrease in marketing promotional expense and a $0.2 million decrease in utilities expenses.

Depreciation and amortization expenses for the three months ended March 31, 2009 were $2.9 million, an increase of $0.5 million, or 22.1%, from $2.4 million for the comparable period in the prior year.  The increase in depreciation and amortization expenses was due primarily to asset additions related to our hotel room renovation during the last 12 months.

Income from Operations

Income from operations for the three months ended March 31, 2009 were $0.7 million, a decrease of $4.8 million, or 86.6%, from $5.5 million for the comparable period in the prior year.  The decrease is principally due to decreased net revenues that were not offset with equivalent reductions in costs and expenses.

Operating margins were 3.0% for the three months ended March 31, 2009 in comparison to 15.2% for the comparable period in the prior year.  Operating margins decreased primarily due the $30.33, or 30.4%, decrease in ADR, resulting in a $4.3 million reduction in income from operations, and the $16.83, or 14.3%, decrease in slot machine win per unit per day, resulting in a $1.1 million decrease in income from operations.

Riviera Black Hawk

Revenues

Net revenues for the three months ended March 31, 2009 were $10.2 million, a decrease of $1.3 million, or 11.4%, from $11.5 million for the comparable period in the prior year.  The decrease was primarily due to a slot machine revenue decrease of $1.1 million, or 10.2%, to $9.8 million from $10.9 million for the comparable period in the prior year.  Slot machine revenues decreased primarily as a result of less wagering due to the weaker economy and its effect on discretionary spending and increased cash incentives, which are netted against slot revenues, to our high-value slot players.  Amounts wagered on slot machines decreased $20.4 million to $181.1 million from $201.5 million for the comparable period in the prior year.  Slot machine win per unit per day increased $6.99, or 4.2%, to $175.09 from $168.11 for the same period in the prior year.  The increase in slot win per unit per day was due primarily to the removal of approximately 90 lower performing slot machines since the first quarter of 2008.  There was an average of 791 slot machines on the casino floor during the three months ended March 31, 2009.

Table games revenue decreased $0.1 million from $0.3 million to $0.2 million primarily as a result of the worsening economy.

Food and beverage revenues were $1.3 million for the three months ending March 31, 2009 and 2008.  Food and beverage revenues include $1.1 million in revenues related to items offered to high-value guests on a complimentary basis.  Food and beverage revenues did not decrease in conjunction with casino revenues as food and beverage complimentary offerings were used aggressively to increase customer volume.

Costs and Expenses

Costs and expenses for the three months ended March 31, 2009 were $8.3 million, a decrease of $0.9 million, or 10.0%, from $9.2 million for the comparable period in the prior year.  Cost and expenses decreased primarily due to lower casino and general and administrative expenses mostly as a result of reduced gaming taxes, payroll and contract labor costs which partially offset the reduction in net revenues.

Income from Operations

Income from operations for the three months ended March 31, 2009 were $1.9 million, a decrease of $0.4 million, or 17.3%, from $2.3 million for the comparable period in the prior year.  The decrease is related primarily to the decreased slot revenues as described above.

Operating margins were 18.8% for the three months ended March 31, 2009 in comparison to 20.1% for the comparable period in the prior year.  Operating margins decreased primarily due to the $1.1 million decrease in slot machine revenues without correlating reductions in costs and expenses.

Consolidated Operations

Income from Operations

Income from operations for the three months ended March 31, 2009 were $1.5 million, a decrease of $5.2 million, or 78.1%, from $6.7 million for the same period in the prior year.  The decrease in income from operations was due to a $13.3 million decrease in consolidated net revenues partially offset by an $8.1 million decrease in consolidated costs and expenses.  Consolidated net revenues decreased as a result of a $12.0 million net revenue decrease in Riviera Las Vegas and a $1.3 million net revenue decrease in Riviera Black Hawk.  Consolidated costs and expenses decreased as a result of a $7.2 million costs and expense decrease in Riviera Las Vegas and a $0.9 million costs and expense decrease in Riviera Black Hawk.

Other Expense

Other expense was $2.5 million for the three months ended March 31, 2009 compared to other expense of $12.5 million for the three months ended March 31, 2008.  The primary reason for the $10.0 million improvement was changes in the fair value of the derivative instrument.  During the three month period ended March 31, 2009, the change in the fair value of derivatives resulted in a gain of $1.7 million compared to a loss of $8.3 million for the comparable period in the prior year.

Net Loss

Net loss for the three months ended March 31, 2009 was $1.0 million, an improvement of $4.8 million, from net loss of $5.8 million for the comparable period in the prior year.  The improvement is primarily due to the $10.0 million improvement in other expense partially offset by a $5.2 million decrease in consolidated income from operations.

Liquidity and Capital Resources

Our independent registered public accounting firm included an explanatory paragraph that expresses doubt as to our ability to continue as a going concern in their audit report contained in our Form 10-K report for the year ended December 31, 2008.  We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow.

Our ability to continue as a going concern will be determined by our ability to obtain additional funding or restructure or negotiate waivers on our existing indebtedness and to generate sufficient revenue to cover our operating expenses.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

We had cash and cash equivalents of $16.3 million and $13.5 million as of March 31, 2009 and December 31, 2008, respectively.  Our cash and cash equivalents increased $2.8 million during the three months ended March 31, 2009 as a result of $3.1 million in net cash provided by operating activities partially offset by $0.3 million in net cash used in investing activities due to maintenance capital expenditures at both Riviera Las Vegas and Black Hawk.  However, cash and cash equivalents would have decreased by approximately $1.2 million had we paid quarterly interest on our Credit Facility of approximately $4 million due by March 31, 2009.  The $3.1 million in net cash provided by operating activities was due primarily to $1.5 million in income from operations plus $3.9 million in non-cash depreciation and amortization partially offset by a $2.2 million accounts payable reduction with no offsetting reduction in accrued interest (see Note 5).  Cash and cash equivalents decrease by $2.8 million during the three months ended March 31, 2008 primarily due to $2.2 million in net cash used in investing activities.

Our cash balances include amounts that could be required, upon five days’ notice, to fund our CEO’s (Mr. Westerman’s) pension obligation in a rabbi trust.  We pay Mr. Westerman $250,000 per quarter from his pension plan.  In exchange for these payments, Mr. Westerman has agreed to forbear on his right to receive full transfer of his pension fund balance to the rabbi trust.  This does not limit his ability to give the five-day notice at any time, which would require us to fund the CEO pension obligation.  Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances, we may be required to disburse approximately $0.8 million for this purpose in a short period.

2007 Credit Facility and Swap Agreement

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the Subsidiaries) entered into a $245 million Credit Agreement  (the Credit Agreement together with related security agreements and other credit-related agreements, the Credit Facility) with Wachovia Bank, National Association (Wachovia), as administrative agent.  On June 29, 2007, in conjunction with the Credit Facility, the Company entered into an interest rate swap agreement with Wachovia as the counterparty (the Swap Agreement).

The Credit Facility includes a $225 million seven-year term loan (Term Loan), with no amortization for the first three years, a one percent amortization for each of years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down of 50% of excess cash flows, as defined therein.  The Credit Facility also includes a $20 million five-year Revolver (Revolver) under which RHC can obtain extensions of credit in the form of cash loans or standby letters of credit (Standby L/Cs).  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of any LIBOR rate loans.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

Prior to certain events of default that occurred in the first fiscal quarter of 2009 (the First Quarter Defaults) described below, the rate for the Term Loan was LIBOR plus 2.0%.  Pursuant to a floating rate to fixed rate swap agreement that became effective June 29, 2007 (Swap Agreement) that RHC entered into with Wachovia under the Credit Facility, substantially the entire Term Loan, with quarterly step-downs, bore interest at an effective fixed rate of 7.485% (7.405% for 2008) per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the Swap Agreement) prior to the First Quarter Defaults.  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $210.4 million as of March 31, 2009.

RHC used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the Indenture), with The Bank of New York as trustee (the Trustee), governing the 11% Notes.  On June 8, 2007 RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was executed on July 9, 2007.

Prior to the First Quarter Defaults, the interest rate on loans under the Revolver depended on whether they were in the form of revolving loans or swingline loans (Swingline Loans).  Prior to the First Quarter Defaults, the interest rate for each revolving loan depended on whether RHC elects to treat the loan as an Alternate Base Rate loan (ABR Loan) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.  Prior to the First Quarter Defaults, the applicable percentage for Swingline Loans ranged from 0.50% to 1% depending on the Consolidated Leverage Ratio as defined in our Credit Facility Credit Agreement.  Our Consolidated Leverage Ratio was 10.2 for the four quarters ending March 31, 2009, which exceeded the maximum allowable Consolidated Leverage Ratio set forth in the Credit Agreement.  This ratio test, is only applicable if we have more than $2.5 million in Revolver borrowings at the end of the applicable quarter.

Fees payable under the Revolver include: (i) a commitment fee in an amount equal to either .50% or 0.375% (depending on the Consolidated Leverage Ratio) per annum on the average daily unused amount of the Revolver; (ii) Standby L/C fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration; and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C.  An annual administrative fee of $35,000 is also payable in connection with the Revolver.

The Credit Facility contains affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on RHC’s incurrence of other indebtedness.

The Credit Facility contains events of default customary for financings of this nature including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under RHC’s other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a change of control of RHC; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses.  Some of these events of default provide for grace periods and materiality thresholds.  For purposes of these default provisions, a change in control of RHC includes: a person’s acquisition of beneficial ownership of 35% or more of RHC’s stock coupled with a gaming license and/or approval to direct any of RHC’s gaming operations, a change in a majority of the members of RHC’s board of directors other than as a result of changes supported by RHC’s current board members or by successors who did not stand for election in opposition to RHC’s current board, or RHC’s failure to maintain 100% ownership of the Subsidiaries.

First Quarter Defaults

As previously disclosed on a Form 8-K filed with the SEC on March 4, 2009, the Company received a notice of default on February 26, 2009 (the February Notice), from Wachovia with respect to the Credit Facility in connection with the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provided that as a result of the default, the Company would no longer have the option to request the LIBOR Rate loans described above.  Consequently, the Term Loan was converted to an ABR Loan effective March 31, 2009.

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the accrued interest of approximately $4 million on our $245 million Credit Facility, which was due March 30, 2009.  Consequently, we elected not to make the payment.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of this event of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These defaults rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the Additional Default Notice) from Wachovia.  The Additional Default Notice alleges that subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a going concern modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The Additional Default Notice also states that in addition to the foregoing events of default that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR rate loan on March 30, 2009 (the LIBOR Payment), (ii) the commitment fee on March 31, 2009 (the Commitment Fee Payment), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the ABR Payment and together with the LIBOR Payment and Commitment Fee Payment, the March 31st Payments).  The Company has not paid the March 31st Payments and the applicable grace period to make these payments has expired.  The Additional Default Notice states that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans are available to the Company at this time.

As a result of the February Notice and the Additional Default Notice, effective March 31, 2009, the Term Loan interest rate is now approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate is approximately 6.25% per annum.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (Swap Default Notice) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleges that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments totaling $2.1 million to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company has not paid this overdue amount and the applicable grace period to make this payment has expired.  As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.  As of March 31, 2009, the mark-to-market amount outstanding under the Swap Agreement was $28.0 million, excluding any credit risk adjustment.

With the aid of our financial advisors and outside counsel, we are continuing to negotiate with our various creditor constituencies to refinance or restructure our debt.  We cannot assure you that we will be successful in completing a refinancing or consensual out-of-court restructuring, if necessary.  If we were unable to do so, we would likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

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

As a result of the economic factors and the defaults on the Credit Facility, there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes.  Consequently, we have no off-balance sheet arrangements.

Contractual Obligations

The table under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” summarizes our contractual obligations and commitments as of March 31, 2009.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2008.  For a further discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Forward-Looking Statements

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”).  Forward looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections.  We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue.  These forward looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates.  Although we believe that our forward looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations.  You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.  Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	the effect of events of default or alleged events of default associated with our Credit Agreement, Credit Facility and Swap Agreement;

•
the effect of the termination of our previously announced strategic process to explore alternatives for maximizing stockholder value and the possible resulting fluctuations in our stock price that will affect other parties’ willingness to make a proposal to acquire us;

•	fluctuations in the value of our real estate, particularly in Las Vegas;

•	the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;

•	our substantial indebtedness, debt service requirements and liquidity constraints;

•	our ability to meet the affirmative and negative covenants set forth in our Credit Facility;

•	the availability of additional capital to support capital improvements and development;

•	the smoking ban in Colorado on our Riviera Black Hawk property which became effective on January 1, 2008;

•
competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions, and the approval of an initiative that would allow slot machines in Colorado race tracks;

•	retirement or other loss of our senior officers;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	the effects of a continued or worsening global and national economic recession;

•	changes or developments in laws, regulations or taxes in the gaming industry, specifically in Nevada where initiatives have been proposed to raise the gaming tax;

•	actions taken or not taken by third parties, such as our customers, suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	changes in personnel or their compensation, including federal minimum wage requirements;

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

As of March 31, 2009, we had $227.7 million in borrowings.  The borrowings include a balance of $225.0 million on our Term Loan that matures in 2014 and $2.5 million outstanding on our $20.0 million Revolving Credit Facility.  The borrowings also include a balance on a capital equipment lease, which matures in 2013 and bears interest at 5.5%.

We are not susceptible to interest rate risk because our outstanding debt is primarily at a fixed rate as a result of the interest rate swap associated with our Term Loan.  Under this Swap Agreement, we pay a fixed rate of 5.485% plus 2% on the notional amount, which was $210.4 million at March 31, 2009, and expires on June 8, 2014.  The Swap Agreement has periodic step-downs beginning in 2008 and expiring June 8, 2014.  For the reasons described in Note 5 above, effective March 31, 2009, the Term Loan interest rate is approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate is approximately 6.25% per annum plus the interest rate swap incurs additional interest of 1% per annum on any overdue amounts under the Swap Agreement.

Changes in fair value of our interest rate swap between the end of each reporting period are recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.

A hypothetical one percent change in interest rates would not have a material effect on our financial statements as the interest rate swap we currently have effectively locks most of our debt at approximately 10.5% for the Term Loan and 6.25% for the Revolver.

In addition, FIN 48 requires that we book any future unrealized tax payments.  However, the Company does not have any reserves for uncertain tax positions at this time.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in Thousands)
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value at 3/31/09
Long –Term Debt Including Current Portions
Equipment loans and capital leases-Black Hawk	$37	$44	$45	$25			$151	$151
Average interest rate	5.5%	5.5%	5.5%	5.5%
$225 million Term Loan	$225,000						$225,000	$90,000
Average interest rate	10.5%

Notes Payable	$2,500						$2,500	$2,500
Average interest rate	6.25%

Total of all Long-Term Debt, Including Current Portions	$227,537	$44	$45	$25	$0	$0	$227,651	$92,651

Other Long - Term Liabilities Including Current Portion

CEO pension plan obligation	$767						$767	$767
Average interest rate	7.5%

Interest rate derivatives

Derivative instrument						$27,970		$15,156
Average receivable rate						2.2%
Average payable rate						5.5%

Expected Interest	$24,769	$25,222	$25,689	$21,249	$1,900

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino.  We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on The Company’s financial position or results of our operations.

Item 1A.	Risk Factors

Our annual report on Form 10-K for the fiscal year ended December 31, 2008 (our “2008 Form 10-K”) contains a detailed discussion of our risk factors.  No new risk factors have arisen since filing our 2008 Form 10-K.

Item 6.	Exhibits

See list of exhibits on page 32.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

By:	/s/ William L. Westerman
William L. Westerman
Chairman of the Board and Chief Executive Officer

By:	/s/ Phillip B. Simons
Phillip B. Simons
Treasurer and Chief Financial Officer

Date: May 8, 2009

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