Form 10-Q
period 2009-06-30
RIVIERA HOLDINGS CORP
filed 2009-08-10
CIK 899647

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of August 5, 2009, there were 12,473,055 shares of Common Stock, $.001 par value per share, outstanding.

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

The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the entire year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,298	$13,461
Restricted cash and investments	2,772	2,772
Accounts receivable-net of allowances of $521 and $559, respectively	1,433	2,457
Inventories	516	718
Prepaid expenses and other assets	4,046	2,976
Total current assets	27,065	22,384

PROPERTY AND EQUIPMENT-net	173,528	179,918
OTHER ASSETS-net	2,622	2,658
TOTAL	$203,215	$204,960

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$227,543	$227,689
Current portion of mark to market and fair value of interest rate swap liabilities	22,148	16,828
Current portion of obligation to officers	513	1,028
Accounts payable	7,181	7,751
Accrued interest	10,062	98
Accrued expenses	8,693	10,201
Total current liabilities	276,140	263,595
LONG-TERM DEBT-net of current portion	137	158
Total liabilities	276,277	263,753

COMMITMENTS and CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIENCY:
Common stock ($.001 par value; 60,000,000 shares authorized, 17,141,124 and 17,161,824 shares issued at June 30, 2009 and December 31, 2008, respectively, and 12,473,055 and 12,493,755 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	17	17
Additional paid-in capital	20,091	19,820
Treasury stock (4,668,069 shares at June 30, 2009 and
December 31, 2008, respectively)	(9,635)	(9,635)
Accumulated deficit	(83,535)	(68,995)
Total stockholders' deficiency	(73,062)	(58,793)
TOTAL	$203,215	$204,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Casino	$21,833	$25,580	$42,064	$49,546
Rooms	8,673	13,553	19,009	29,423
Food and beverage	6,211	7,503	11,775	15,548
Entertainment	1,914	3,256	3,957	6,633
Other	1,348	1,603	2,948	3,479
Total revenues	39,979	51,495	79,753	104,629
Less-promotional allowances	(5,337)	(5,880)	(10,454)	(11,052)
Net revenues	34,642	45,615	69,299	93,577

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	11,106	12,418	21,740	24,839
Rooms	4,796	6,404	9,684	13,268
Food and beverage	4,153	5,516	7,793	11,342
Entertainment	867	2,078	1,800	4,361
Other	298	328	594	656
Other operating expenses:
Share-based compensation	87	249	272	432
Other general and administrative	8,675	10,019	17,386	19,930
Mergers, acquisitions and development costs	-	22	-	45
Restructuring fees	1,448	-	1,537	-
Depreciation and amortization	3,812	3,537	7,710	6,960
Total costs and expenses	35,242	40,571	68,516	81,833
INCOME (LOSS) FROM OPERATIONS	(600)	5,044	783	11,744

OTHER INCOME (EXPENSE):
Change in fair value of derivative instrument	(6,992)	9,309	(5,320)	1,002
Gain on extinguishment of debt	-	-	146	-
Interest expense-net	(5,927)	(4,280)	(10,149)	(8,456)
Total other income (expense)-net	(12,919)	5,029	(15,323)	(7,454)
NET (LOSS) INCOME	$(13,519)	$10,073	$(14,540)	$4,290

NET (LOSS) INCOME PER SHARE DATA:
Basic	$(1.08)	$0.81	$(1.16)	$0.35
Diluted	$(1.08)	$0.80	$(1.16)	$0.34
Weighted-average common shares outstanding	12,475	12,408	12,484	12,375
Weighted-average common and common equivalent shares	12,475	12,570	12,484	12,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(in thousands)
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(14,540)	$4,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,710	6,960
Provision for bad debts	197	166
Stock based compensation-restricted stock	215	308
Stock based compensation-stock options	57	124
Change in fair value of derivative instruments	5,320	(1,002)
Gain on extinguishment of debt	(146)	-
Changes in operating assets and liabilities:
Accounts receivable-net	826	942
Inventories	202	267
Prepaid expenses and other assets	(1,034)	58
Accounts payable	(872)	(2,794)
Accrued interest	9,964	(108)
Accrued expenses	(1,508)	(4,255)
Obligation to officers	(515)	(523)
Net cash provided by operating activities	5,876	4,433

INVESTING ACTIVITIES:
Capital expenditures-Las Vegas	(330)	(8,649)
Capital expenditures-Black Hawk	(688)	(1,310)
Net cash used in investing activities	(1,018)	(9,959)

FINANCING ACTIVITIES:
Payments on long-term borrowings	(21)	(105)
Proceeds from exercise of stock options	-	100
Net cash used in financing activities	(21)	(5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,837	(5,531)
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	13,461	28,820
CASH AND CASH EQUIVALENTS-END OF PERIOD	$18,298	$23,289

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property acquired with debt and accounts payable	$302	$2,763
Cash paid for interest	$40	$8,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

We have evaluated subsequent events through August 10, 2009, the date of issuance of the condensed consolidated financial statements as discussed in Note 9.

2.	GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 5 below, the Company is currently in default on its Credit Facility (as defined in Note 5 below) as of June 30, 2009.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.  If the Company’s debt is accelerated and the Company’s long-term assets must be liquidated, these assets may be impaired in comparison to current recovery values.  The Company is carrying long-term assets based upon management’s assumptions related to its current intentions and plans.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications, having no effect on net income have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

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

Income Taxes

The income tax provision, if any, for the three and six months ended June 30, 2009 and 2008, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided.  Based on the history of net operating losses, it is more likely than not that the Company will not be able to recognize the deferred assets.  As such, a valuation allowance has been established and the current year tax benefit has not been recognized.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company is subject to the provisions of FIN 48 as of January 1, 2007.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  Management does not believe that the amounts of unrecognized tax benefits will increase within the next twelve months.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 1994.

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

Derivative Instruments

From time to time, the Company enters into interest rate swaps.  The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  We do not use derivative financial instruments for trading or speculative purposes.  As such, the Company has adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as amended by SFAS 138 and 149, to account for interest rate swaps.  The pronouncements require us to recognize the interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value.  The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

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

As of June 30, 2009, the Company had one interest rate swap agreement for the notional amount of $207.1 million.  The Company has determined that the interest rate swap does not meet the requirements to qualify for hedge accounting.  Therefore, the Company recorded losses of $7.0 million and $5.3 million for the change in the value of derivative instruments for the three and six month periods ended June 30, 2009, respectively, and gains of $9.3 million and $1.0 million for the change in fair value of derivative instruments for the three and six months ended June, 2008, respectively (see Notes 5 and 9 below regarding interest rate swap agreement defaults).

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

Restructuring Fees

During the three and six months ended June 30, 2009, the Company incurred restructuring fees of $1.4 million and $1.5 million, respectively.  These professional fees are associated with a potential restructuring of the Company’s Credit Facility (see Note 5 below).

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

In accordance with FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”), the provisions of SFAS 157 became effective for the Company’s nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis on January 1, 2009. The Company’s nonfinancial assets for which the provisions of SFAS 157 are now effective include property, plant and equipment, goodwill and other intangible assets. The impact of applying the provisions of SFAS 157 to the Company’s nonfinancial assets was not material.

In March 2008, the FASB issued Statement of Financial Accounting Standards(“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  It requires entities to provide greater transparency about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 will be effective for the financial statements issued by the Company beginning January 1, 2009.  Because SFAS 161 applies only to financial statement disclosures, it did not have an impact on our consolidated financial position, results of operations, and cash flows.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1,” Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1”). FAS 107-1 requires the disclosure of the fair value of financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. The Company adopted SFAS 107-1 and APB 28-1 during the second quarter 2009 and provided the additional disclosure requirements.

In April 2009, the FASB issued FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”). FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” (“SFAS 157”) when there is no active market or where the price inputs being used to determine fair value represent distressed sales. It reemphasizes that the objective of fair-value measurement remains an exit price. It also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FAS 157-4 is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of SFAS 157-4 during second quarter 2009.  The impact of the adoption of SFAS 157-4 was not material.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2”). FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and significantly changes the existing impairment model for debt securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities. FAS 115-2 is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of this Staff Position during second quarter 2009.  The impact of the adoption of FAS 115-5 was not material.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies.

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 modifies the definition of what qualifies as a subsequent event - those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it was evaluated subsequent events and the basis for determining the date.  The Company adopted the provisions of SFAS 165 for the second quarter 2009, in accordance with the effective date.  See Note 1.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"). The Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have a significant impact on the consolidated financial statements of the Company.

4.	DEFERRED FINANCING COSTS

Deferred loan fees of $1.2 million and $1.4 million were included in other assets as of June 30, 2009 and December 31, 2008, respectively.  The deferred loan fees were associated with refinancing our debt on June 8, 2007.  The Company is amortizing the deferred loan fees on a straight line basis, which approximates the effective interest method, over the term of the loan.

5.	LONG TERM DEBT AND COMMITMENTS

2007 Credit Facility and Swap Agreement

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the “Subsidiaries”) entered into a $245 million Credit Agreement  (the “Credit Agreement” together with related security agreements and other credit-related agreements, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as administrative agent.  On June 29, 2007, in conjunction with the Credit Facility, the Company entered into an interest rate swap agreement, dated as of May 31, 2007 with Wachovia as the counterparty (the “Swap Agreement”).

The Credit Facility includes a $225 million seven-year term loan (“Term Loan”), with no amortization for the first three years, a one percent amortization for each of years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down of 50% of excess cash flows, as defined therein.  The Credit Facility included a $20 million five-year Revolver (“Revolver”) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolver commitment from $20 million to $3 million.  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of any LIBOR rate loans.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

Prior to certain events of default that occurred in fiscal 2009 (the “2009 Credit Defaults”) described below, the rate for the Term Loan was LIBOR plus 2.0%.  Pursuant to the Swap Agreement that RHC entered into with Wachovia under the Credit Facility, substantially the entire Term Loan, with quarterly step-downs, bore interest at an effective fixed rate of 7.485% (7.405% for 2008) per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the Swap Agreement) prior to the Credit Facility Defaults.  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $207.1 million as of June 30, 2009.

RHC used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the “Indenture”), with The Bank of New York as trustee (the “Trustee”), governing the 11% Notes.  On June 8, 2007 RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was executed on July 9, 2007.

Prior to the 2009 Credit Defaults, the interest rate on loans under the Revolver depended on whether they were in the form of revolving loans or swingline loans (“Swingline Loans”).  Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elects to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.  Prior to the 2009 Credit Defaults, the applicable percentage for Swingline Loans ranged from 0.50% to 1% depending on the Consolidated Leverage Ratio as defined in our Credit Facility Agreement.  Our Consolidated Leverage Ratio was 13.6 for the four quarters ending June 30, 2009, which exceeded the maximum allowable Consolidated Leverage Ratio set forth in the Credit Agreement.  This ratio test is only applicable if we have more than $2.5 million in Revolver borrowings at the end of the applicable quarter.

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

2009 Credit Defaults

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

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the accrued interest related to the Credit Facility and Swap Agreement of approximately $4 million, which was due March 30, 2009 and $6 million, which was due on June 30, 2009.  Consequently, we elected not to make these payments.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the “April Default Notice”) from Wachovia.  The April Default Notice alleges that subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a “going concern” modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The April Default Notice also states that in addition to the foregoing events of default that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR rate loan on March 30, 2009 (the “LIBOR Payment”), (ii) the commitment fee on March 31, 2009 (the “Commitment Fee Payment”), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the “ABR Payment” and together with the LIBOR Payment and Commitment Fee Payment, the “March 31st Payments”).  The Company has not paid the March 31st Payments and the applicable grace period to make these payments has expired.  The April Default Notice states that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans are available to the Company at this time.

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate is approximately 6.25% per annum.  Consequently, the Company has incurred approximately $2 million in default interest related to the 2009 Credit Defaults for the six months ended June 30, 2009.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (the “Swap Default Notice”) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleges that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company did not pay the overdue amount and the applicable grace period to make this payment has expired.  As previously announced by the Company, any default under the Swap Agreement automatically resulted in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate was in addition to the interest rate that would otherwise be applicable under the Swap Agreement.  As of June 30, 2009, the mark-to-market amount outstanding under the Swap Agreement was $22.1 million.  On July 23, 2009, we received a Notice of Early Termination for Event of Default from Wachovia in connection with the Swap Agreement, which is more fully described in Note 9 (Subsequent Events) below.

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

Special Improvement District Bonds

In 2000, the Company incurred debt totaling $1.2 million associated with Special Improvement District Bonds issued by the City of Black Hawk, Colorado for road improvements and other infrastructure projects benefiting Riviera Black Hawk and neighboring casinos.  The remaining balance of the debt was $146,000 at December 31, 2008 and this amount was forgiven by the City of Black Hawk in February 2009 and recorded within our consolidated statement of operations during first quarter 2009.

Guarantor Information

The Credit Facility is guaranteed by the Subsidiaries, which are all of the restricted subsidiaries.  These guaranties are full, unconditional, and joint and several.  RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to the financial position or results of operations, are not guarantors of the Credit Facility.

6.	SHARE-BASED PAYMENTS

The Company expensed $22,000 and $56,000 for options during the three and six months ended June 30, 2009, respectively, and $95,000 and $124,000 for options during the three and six months ended June 30, 2008, respectively.  To recognize the cost of option grants, the Company estimates the fair value of each director or employee option grant on the date of the grant using the Black-Scholes option pricing model.

Additionally, the Company expensed $65,000 and $216,000 for restricted stock during the three and six months ended June 30, 2009, respectively, and $154,000 and $308,000 for restricted stock during the three and six months ended June 30, 2008, respectively.  Restricted stock was issued to several key management team members and directors in 2005 and is recognized on a straight line basis over a five year vesting period commencing on the date of issuance.

The activity for all stock options currently outstanding is as follows;

	Weighted Average		Aggregate
	Shares	Share Exercise Price	Remaining Life	Intrinsic Value
Outstanding, December 31, 2008	240,000	$8.99
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding, March 31, 2009	240,000	$8.99	6.75 years	$-0-
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	(42,000)	$(0.49)
Outstanding, June 30, 2009	198,000	$8.40	6.55 years	$-0-
Exercisable June 30, 2009	$144,000	$-0-		$-0-

7.	FAIR VALUE MEASUREMENT

Effective January 1, 2008, we adopted SFAS 157 “Fair Value Measurement” (“SFAS 157”) and effective October 10, 2008, we adopted FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with SFAS 157, we measure our investments at fair value.  Our investments are classified within Level 2.  This is because investments are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Balance at June 30, 2009	Quoted prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments	$2,772	$-	$2,772	$-

The fair values of investments are based on quoted prices in active markets.

In connection with the Swap Agreement, on July 23, 2009 the Company received from Wachovia a Notice of Early Termination for Event of Default and on July 27, 2009, the Company received from Wachovia a Notice of Amount Due Following Early Termination.  The Notice of Amount Due Following Early Termination claimed that the Company owed Wachovia an amount due and payable under the Swap Agreement of $26.6 million, which included $4.4 million in accrued interest (see Note 9 below).

For the first quarter ended March 31, 2009, in accordance with SFAS 157, the Company recorded its interest rate swap liability based on quoted market prices from various banks for similar instruments and incorporated a credit valuation adjustment based on credit comparables in the gaming industry given that there were no credit default swaps underlying the Company.  For the second quarter ended June 30, 2009, the Company adjusted its swap liability to $22.1 million equaling the amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above and in Note 9 below.

8.	COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

Approximately 55 executive officers and certain other employees (excluding Mr. Vannucci) of ROC and RBH have salary continuation agreements effective through December 2009.  The agreements entered into with 43 significant ROC employees entitle 42 such employees to six months of base salary and health insurance benefits, subject to such employees’ duty to mitigate by obtaining similar employment elsewhere, in the event ROC or RBH, as applicable, terminated their employment without cause (a “Company Termination”) within 12 months after a change in control.  One ROC employee is entitled to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of RHC with no duty to mitigate.  Substantially similar agreements were entered into with eight RBH employees, which include in such agreements definition of “change in control” the sale of RBH by RHC and/or ROC to a non-affiliate of either the Company or ROC.  In addition, the Company entered into salary continuation agreements with William Westerman, RHC’s Chief Executive Officer and Tullio J. Marchionne, RHC’s Secretary and General Counsel and ROC’s Secretary and Executive Vice President which entitle Mr. Westerman and Mr. Marchionne to 24 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of RHC.  The Company also entered into an agreement with Phillip B. Simons, RHC’s Treasurer and CFO and ROC’s Vice President of Finance which entitles Mr. Simons to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change of control of RHC.  The estimated total amount payable under all such agreements was approximately $5.4 million, which includes $525,000 in benefits, as of June 30, 2009.  See Item 5, below, regarding salary continuation agreements that were entered into by the Company on August 4, 2009, and which, once effective, will supersede certain of the salary continuation agreements described above.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax.  In July 2008, the Court denied the State’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of June 30, 2009, the Company had not recorded a receivable related to this matter.

Legal Proceedings and Related Events

The Company is party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino.  We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of the operations.

9.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through August 10, 2009, which is the issuance date of these condensed consolidated financial statements, and concluded no subsequent events occurred that required recognition or disclosure except as described below.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (the “Early Termination Notice”) from Wachovia in connection with an alleged event of default that occurred under our Swap Agreement.  Receipt of the Early Termination Notice was previously disclosed on a Form 8-K filed with the SEC on July 29, 2009, The Early Termination Notice alleges that an event of default has occurred and is continuing pursuant to Sections 5(a)(i) and 5(a)(vi)(1) of our Swap Agreement.  Section 5(a)(i) of the Swap Agreement addresses payments and deliveries specified under the Swap Agreement and Section 5(a)(vi)(1) of the Swap Agreement addresses cross defaults. The Early Termination Notice provides that Wachovia designated an early termination date of July 27, 2009 in respect of all remaining transactions governed by the Swap Agreement, including an interest rate swap transaction with a trade date of May 31, 2007.

On July 28, 2009, in connection with the Early Termination Notice, we received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which includes $4.4 million in accrued interest.

10.	SEGMENT DISCLOSURE

The Company determines our segments based upon the review process of the Company's Chief Financial Officer who reviews by geographic gaming market segments:  Riviera Las Vegas and Riviera Black Hawk.  The key indicator reviewed by the Company's Chief Financial Officer is "property EBITDA", as defined below.  All intersegment revenues and expenses have been eliminated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net Revenues:
Riviera Las Vegas	$24,904	$34,525	$49,366	$70,975
Riviera Black Hawk	9,738	11,090	19,933	22,602
Total net revenues	$34,642	$45,615	$69,299	$93,577

Property EBITDA (1):
Riviera Las Vegas	$3,551	$6,249	$6,868	$13,620
Riviera Black Hawk	2,026	3,530	5,263	7,433

Other Costs and Expenses
Equity-based compensation	87	249	272	432
Other corporate expenses	830	927	1,829	1,872
Depreciation and amortization	3,812	3,537	7,710	6,960
Mergers, acquisitions and development costs	-	22	-	45
Gain on extinguishment of debt	-	-	(146)	-
Restructuring fees	1,448	-	1,537	-
Interest Expense-net	5,927	4,280	10,149	8,456
Change in fair value of derivative instruments	6,992	(9,309)	5,320	(1,002)
Total Other Costs and Expenses	19,096	(294)	26,671	16,763
Net Income (Loss)	$(13,519)	$10,073	$(14,540)	$4,290

	June 30,	December 31,
	2009	2008
Total Assets
Las Vegas	$137,777	$139,200
Black Hawk	65,438	65,760
Total Consolidated Assets	$203,215	$204,960

Property and Equipment-net
Las Vegas	$113,850	$119,155
Black Hawk	59,678	60,763
Total Property and Equipment-net	$173,528	$179,918

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
Capital Expenditures
Las Vegas	$369	$11,104
Black Hawk	951	1,618
Total Capital Expenditures	$1,320	$12,722

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

Riviera Las Vegas’ is comprised of a hotel with 2,075 guest rooms, a convention, meeting and banquet space totaling 160,000 square feet, a casino with approximately 900 slot machines and 33 gaming tables, a poker room, a race and sports book and various bars and restaurants.  Our capital expenditures for Riviera Las Vegas are primarily geared toward maintaining the hotel rooms and amenities in sufficient condition to compete for customers in the convention and mature adult markets.  Room rental rates and slot revenues are the primary factors driving our operating margins.  We use technology to maintain labor costs at a reasonable level, including kiosks for hotel check-in, slot club activities and slot ticket redemptions.

Riviera Black Hawk is comprised of a casino with approximately 750 slot machines and 7 gaming tables, a buffet, a delicatessen, a casino bar and a ballroom.  Riviera Black Hawk caters primarily to the “locals” slot customer.  Until recently, only limited stakes gaming, which is defined as a maximum single bet of $5.00, was legal in the Black Hawk/Central City market.  However, Colorado Amendment 50, which was approved by voters on November 4, 2008, allowed residents of Black Hawk and Central City to vote to extend casino hours, approve additional games, and increase the maximum bet limit.  On January 13, 2009, residents of Black Hawk voted to enable Black Hawk casino operators to extend casino hours, add craps and roulette gaming and increase the maximum betting limit to $100.  On July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced roulette gaming.  Our capital expenditures in Black Hawk are primarily geared toward maintaining competitive slot machines in comparison to the market.  We also made limited capital expenditures in Black Hawk associated with the implementation of increased betting limits, extended hours and new games in accordance with the approval of Amendment 50 as referenced above.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  Income from operations does not include intercompany management fees.

	Second Quarter		Incr	Incr
(In Thousands)	2009	2008	$(Decr)	% (Decr)
Net Revenues:
Riviera Las Vegas	$24,904	$34,525	$(9,621)	(27.9%)
Riviera Black Hawk	9,738	11,090	(1,352)	(12.2%)
Total Net Revenues	$34,642	$45,615	$(10,973)	(24.1%)

Property Income from Operations:
Riviera Las Vegas	843	4,215	(3,372)	(80.0%)
Riviera Black Hawk	922	2,027	(1,105)	(54.5%)
Total Property Income from Operations	1,765	6,242	(4,477)	(71.7%)

Other Operating Expenses:
Equity Compensation	(87)	(249)	162	65.1%
Other Corporate Expense	(830)	(927)	97	10.5%
Mergers Acquisitions and Development Costs	-	(22)	22	100.0%
Restructuring Fees	(1,448)	-	(1,448)	(100.0%)
Total Corporate Expenses	(2,365)	(1,198)	(1,167)	(97.4%)

Total Income (Loss) from Operations	$(600)	$5,044	$(5,644)	(111.9%)

Operating Margins (1)
Riviera Las Vegas	3.4%	12.2%		(8.8%)
Riviera Black Hawk	9.5%	18.3%		(8.8%)

(1)	Operating margins represent income from operations by property as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the three months ended June 30, 2009 were $24.9 million, a decrease of $9.6 million, or 27.9%, from $34.5 million for the comparable period in the prior year.

Casino revenues for the three months ended June 30, 2009 were $12.3 million, a decrease of $2.5 million, or 16.6%, from $14.8 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $9.7 million, a decrease of $1.4 million, or 12.6%, from $11.1 million and table game revenue was $2.2 million, a decrease of $0.8 million, or 25.7% from $3.0 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy.  Slot machine win per unit per day for the three months ended June 30, 2009 was $114.19, a decrease of $20.15, or 15.0%, from $134.34 for the comparable period in the prior year.

Room revenues for the three months ended June 30, 2009 were $8.7 million, a decrease of $4.9 million, or 36.0%, from $13.6 million for the comparable period in the prior year.  The decrease in room revenues was primarily due to a shift in the occupied room mix from higher rated convention segment occupancy to lower rated leisure segment occupancy.  During the three months ended June 30, 2009, leisure segment and convention segment occupied rooms were 59.4% and 19.8% of total occupied rooms, respectively, and during the three months ended June 30, 2008, leisure segment and convention segment occupied rooms were 34.1% and 43.0% of total occupied rooms, respectively.  Convention segment demand decreased substantially due to the effects of the ongoing recession and increased competition.

Hotel room occupancy percentage (per available room) for the three months ended June 30, 2009, was 76.5% compared to 84.6% for the same period in the prior year.  During the second quarter of 2008, on average, approximately 10% of the hotel rooms were unavailable due to construction related to our room renovation project.  Hotel room occupancy, including rooms unavailable due to construction, was 75.0% for the three months ended June 30, 2008.  The average daily room rate, or ADR, was $58.02, a decrease of $32.51, or 35.9%, from $90.53 for the comparable period in the prior year.  The decrease in ADR was due primarily to a decrease in leisure segment room rental rates, which were $41.06, a decrease of $41.76, or 50.4%, from $82.82 for the comparable period in the prior year.  Revenue per available room, or RevPar, was $44.39, a decrease of $32.24, or 42.1%, from $76.63 for the comparable period in the prior year.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  The decrease in RevPar was the result of decreases in occupied rooms and average daily room rates as described above.

Food and beverage revenues for the three months ended June 30, 2009 was $4.9 million, a decrease of $1.4 million, or 23.0%, from $6.3 million for the comparable period in the prior year.  The decrease was due to $1.1 million decrease in food revenues and $0.3 million decrease in beverage revenues.  The decrease in food revenues was primarily due to a 20.8% reduction in the average check compared to the same period in the prior year.  The average check was down primarily due to lower banquet average checks as convention guests held lower costing food and beverage functions.  Beverage revenues decreased as a result of a 25.9% reduction in drinks served primarily due to less complimentary drinks served from our casino bars due to reduced casino patronage and select casino bar closures.   Food and beverage revenues include $1.2 million in revenues related to items offered to high-value guests on a complimentary basis.

Entertainment revenues for the three months ended June 30, 2009 were $1.9 million, a decrease of $1.4 million, or 41.2%, from $3.3 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  The La Cage Revue closed permanently in the first quarter 2009.  A new show, “Charo in Concert” opened in July 2009.

Other revenues for the three months ended June 30, 2009 were $1.3 million, a decrease of $0.2 million, or 15.6%, from $1.5 million for the same period in the prior year.  The decrease in other revenues was due to a $0.1 million reduction in telephone revenues primarily as a result of less call volume and a $0.1 million reduction in tenant rental income.

Promotional allowances were $4.1 million and $4.7 million for the three months ended June 30, 2009 and 2008, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.  The decrease was primarily due to a $0.4 million decrease in food and beverage promotional allowances, a $0.2 million decrease in hotel room promotional allowances and a $0.1 million decrease in convention service promotional allowances.

Costs and Expenses

Casino costs and expenses for the three months ended June 30, 2009 were $5.9 million, a decrease of $1.6 million, or 21.1%, from $7.5 million for the comparable period in the prior year.  The decrease in casino expenses was primarily due to a $0.9 million reduction in slot and table game payroll and related costs, a $0.2 million reduction in gaming related taxes and a $0.5 million reduction in promotional expenses.

Room rental costs and expenses for the three months ended June 30, 2009 were $4.8 million, a decrease of $1.6 million, or 25.7%, from $6.4 million for the comparable period in the prior year.  The decrease in room rental expenses partially offsets the $4.9 million decrease in room rental revenues and is primarily due to a $1.0 million reduction in rooms payroll and related costs, a $0.4 million reduction in convention rebates and commissions and a $0.1 million reduction in credit card related fees.

Food and Beverage costs and expenses for the three months ended June 30, 2009 were $3.9 million, a decrease of $1.3 million, or 24.9%, from $5.2 million for the comparable period in the prior year.  The decrease was primarily due to a $1.2 million food and beverage payroll and related costs reduction and a $0.2 million reduction in other operating expenses.

Entertainment department costs and expenses for the three months ended June 30, 2009 were $0.9 million, a decrease of $1.2 million, or 58.3%, from $2.1 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is primarily due to a reduction in contractual payments to the entertainment producers as a result of less ticket sales due to the weak economy and the closure of select entertainment acts.

Other general and administrative expenses for the three months ended June 30, 2009 were $5.6 million, a decrease of $1.2 million, or 17.2%, from $6.8 million for the comparable period in the prior year.  The decrease in other general and administrative expenses was due primarily to a $0.7 million reduction in general and administrative, payroll and related costs, a $0.2 million reduction in utility costs, a $0.1 million reduction in other property maintenance costs and a $0.1 million reduction in general marketing costs.

Depreciation and amortization expenses for the three months ended June 30, 2009 were $2.8 million, an increase of $0.3 million, or 13.4%, from $2.5 million for the comparable period in the prior year.  The increase in depreciation and amortization expenses was due primarily to asset additions during 2008 related to our hotel room renovation.

Income from Operations

Income from operations for the three months ended June 30, 2009 were $0.8 million, a decrease of $3.4 million, or 80.0%, from $4.2 million for the comparable period in the prior year.  The decrease is principally due to decreased net revenues that were not offset with equivalent reductions in costs and expenses.

Operating margins were 3.4% for the three months ended June 30, 2009 in comparison to 12.2% for the comparable period in the prior year.  Operating margins decreased primarily due to the $32.51, or 35.9%, decrease in ADR, resulting in a $4.6 million reduction in income from operations and a $1.4 million revenue decrease in our high margin slot profit center.

Riviera Black Hawk

Revenues

Net revenues for the three months ended June 30, 2009 were $9.7 million, a decrease of $1.4 million, or 12.2%, from $11.1 million for the comparable period in the prior year.  The decrease was primarily due to a slot machine revenue decrease of $1.2 million, or 11.2%, to $9.3 million from $10.5 million for the comparable period in the prior year.  Slot machine revenues decreased primarily as a result of less wagering due to the weaker economy and its effect on discretionary spending and a $0.4 million increase in cash incentives, which are netted against slot revenues, to our high-value slot players.  Amounts wagered on slot machines decreased $8.8 million to $179.2 million from $188.0 million for the comparable period in the prior year.  Slot machine win per unit per day increased $9.57, or 7.4%, to $139.35 from $129.78 for the same period in the prior year.  The increase in slot win per unit per day was due primarily to the removal of approximately 100 lower performing slot machines since the second quarter of 2008.  There were 734 slot machines on the casino floor as of June 30, 2009.

Table games revenue decreased $0.1 million from $0.3 million to $0.2 million for the three months ended June 30, 2009 primarily as a result of decreased wagering due to the worsening economy.

Food and beverage revenues were $1.3 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively.  Food and beverage revenues include $1.2 million in revenues related to items offered to high-value guests on a complimentary basis.  Food and beverage revenues did not decrease in conjunction with casino revenues as food and beverage complimentary offerings were used aggressively to increase customer volume.

Promotional allowances were $1.2 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively.  Promotional allowances are comprised of food and beverage and other items provided on a complimentary basis primarily to our high-value casino players.  Promotional allowances increased due to additional food and beverage items provided to high-value guests on a complimentary basis as described above.

Costs and Expenses

Costs and expenses for the three months ended June 30, 2009 were $8.8 million, a decrease of $0.3 million, or 2.7%, from $9.1 million for the comparable period in the prior year.  Costs and expenses decreased primarily due to a $0.2 million reduction in property operations and maintenance payroll and other operating costs.

Income from Operations

Income from operations for the three months ended June 30, 2009 were $0.9 million, a decrease of $1.1 million, or 54.5%, from $2.0 million for the comparable period in the prior year.  The decrease is related primarily to the decreased slot revenues as described above.

Operating margins were 9.5% for the three months ended June 30, 2009 in comparison to 18.3% for the comparable period in the prior year.  Operating margins decreased primarily due to increased payroll and related costs, training and advertising related to the July 2, 2009 implementation of increased betting limits, extended hours and roulette gaming as permitted with the passage of Colorado Amendment 50 as described above.

Consolidated Operations

Income (Loss) from Operations

Loss from operations for the three months ended June 30, 2009 was $0.6 million, a decrease of $5.6 million, or 111.9%, from income from operations of $5.0 million for the same period in the prior year.  The decrease in income from operations was due to an $11.0 million decrease in consolidated net revenues partially offset by a $5.4 million decrease in consolidated costs and expenses.  Consolidated net revenues decreased as a result of a $9.6 million net revenue decrease in Riviera Las Vegas and a $1.4 million net revenue decrease in Riviera Black Hawk.  The decrease in consolidated costs and expenses was due primarily to costs and expenses reductions of $6.2 million and $0.3 million in Riviera Las Vegas and Riviera Black Hawk, respectively, partially offset by a corporate expenses increase of $1.2 million due primarily to restructuring fees of $1.4 million (see Notes 3 and 5 to the Condensed Consolidated Financial Statements).

Other Income (Expense)

Other income (expense) was expense of $12.9 million for the three months ended June 30, 2009 and income of $5.0 million for the three months ended June 30, 2008.  The reason for the $17.9 million decrease was a $16.3 million decline in the fair value of the derivative instrument and a $1.6 million increase in interest expense due primarily to the imposition of default interest rates (see Note 5 to the Condensed Consolidated Financial Statements).  During the three month period ended June 30, 2009, the change in the fair value of derivatives resulted in a loss of $7.0 million compared to a gain of $9.3 million for the comparable period in the prior year.

Net Income (Loss)

Net loss for the three months ended June 30, 2009 was $13.5 million and net income for the three months ended June 30, 2008 was $10.1 million.  The $23.6 million decline was primarily due to the $5.6 decrease in income from operations combined with the $17.9 million decrease in other income (expense).

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  Income from operations does not include intercompany management fees.

	Six Months		Incr	Incr
(In Thousands)	2009	2008	$(Decr)	% (Decr)
Net Revenues:
Riviera Las Vegas	$49,366	$70,975	$(21,609)	(30.4%)
Riviera Black Hawk	19,933	22,602	(2,669)	(11.8%)
Total Net Revenues	$69,299	$93,577	$(24,278)	(25.9%)

Property Income from Operations:
Riviera Las Vegas	1,587	9,754	(8,167)	(83.7%)
Riviera Black Hawk	2,834	4,339	(1,505)	(34.7%)
Total Property Income from Operations	4,421	14,093	(9,672)	(68.6%)

Other Operating Expenses:
Equity Compensation	(272)	(432)	160	37.0%
Mergers Acquisitions and Development Costs	-	(45)	45	100%
Other Corporate Expense	(1,829)	(1,872)	43	2.3%
Restructuring Fees	(1,537)	-	(1,537)	(100%)
Total Corporate Expenses	(3,638)	(2,349)	(1,289)	(54.9%)

Total Income from Operations	$783	$11,744	$(10,961)	(93.3%)

Operating Margins (1)
Riviera Las Vegas	3.2%	13.7%		(10.5%)
Riviera Black Hawk	14.2%	19.2%		(5.0%)

(1)	Operating margins represent income from operations by property as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the six months ended June 30, 2009 were $49.4 million, a decrease of $21.6 million, or 30.4%, from $71.0 million for the comparable period in the prior year.

Casino revenues for the six months ended June 30, 2009 were $22.6 million, a decrease of $4.9 million, or 18.0%, from $27.5 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $17.8 million, a decrease of $2.6 million, or 12.7%, from $20.4 million and table game revenue was $4.1 million, a decrease of $1.7 million, or 28.9%, from $5.8 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy and less walk-in business.  Slot machine win per unit per day for the six months ended June 30, 2009 was $107.25, a decrease of $16.50, or 13.3%, from $123.76 for the comparable period in the prior year.

Room revenues for the six months ended June 30, 2009 were $19.0 million, a decrease of $10.4 million, or 35.4%, from $29.4 million for the comparable period in the prior year.  The decrease in room rental revenues was primarily due to a decrease in average daily room rates mostly as a result of lower leisure segment room rates in comparison to the first six months of 2008 and a shift in the occupied room mix from higher rated convention segment occupancy to lower rated leisure segment occupancy.  During the six months ended June 30, 2009, leisure segment and convention segment occupied rooms were 60.5% and 19.6% of total occupied rooms, respectively, and during the six months ended June 30, 2008, leisure segment and convention segment occupied rooms were 37.0% and 42.8% of total occupied rooms, respectively.  Convention segment demand decreased substantially due to the effects of the ongoing recession and increased competition.

Hotel room occupancy per available room for the six months ended June 30, 2009, was 76.7% compared to 83.0% for the same period in the prior year.  During the six months ended June 30, 2008, on average, approximately 6% of the hotel rooms were unavailable due to construction related to our room renovation project.  Hotel room occupancy, including rooms unavailable due to construction, was 77.0% for the six months ended June 30, 2008.  The average daily room rate, or ADR, was $63.64, a decrease of $31.53, or 33.1%, from $95.17 for the comparable period in the prior year.  The decrease in ADR was due primarily to a $39.63, or 47.8%, decrease in leisure segment room rental rates to $43.20 from $82.83 for the comparable period in the prior year.  Revenue per available room, or RevPar, was $48.79, a decrease of $30.26, or 38.3%, from $79.05 for the comparable period in the prior year.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  The decrease in RevPar was the result of decreases in occupied rooms and average daily room rates as described above.

Food and beverage revenues for the six months ended June 30, 2009 was $9.2 million, a decrease of $3.8 million, or 29.8%, from $13.0 million for the comparable period in the prior year.  The decrease was due to a $2.8 million decrease in food revenues and a $1.0 million decrease in beverage revenues.  Food covers decreased 11.3% and the average check decreased 21.1% from the comparable period in the prior year as a result of the weak economy, reduced hotel occupancy and the strategic closure of select food and beverage outlets during low hotel occupancy periods.  Beverage revenues decreased primarily as a result of less complimentary drinks served from our casino bars due to reduced casino patronage.   Food and beverage revenues include $2.3 million in revenues related to items offered to high-value guests on a complimentary basis.

Entertainment revenues for the six months ended June 30, 2009 were $4.0 million, a decrease of $2.6 million, or 40.3%, from $6.6 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  The La Cage Revue closed during the first quarter of 2008.  A new show, “Charo in Concert” opened in July 2009.

Other revenues for the six months ended June 30, 2009 were $2.8 million, a decrease of $0.5 million, or 15.0%, from $3.3 million for the same period in the prior year.  The decrease in other revenues was due primarily to a $0.1 million reduction in telephone revenues as a result of less occupancy and call volume and a $0.1 million reduction in business center revenues as a result of less convention activity.  Additionally, the six months ended June 30, 2008 included $0.1 million in income from the reclassification of unclaimed slot token liabilities and $0.1 million in income from the sale of fully depreciated equipment.

Promotional allowances were $8.1 million and $8.9 million for the six months ended June 30, 2009 and 2008, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.  The decrease in promotional allowances was primarily due to decreases in food and beverage and convention services promotional allowances.

Costs and Expenses

Casino costs and expenses for the six months ended June 30, 2009 were $12.0 million, a decrease of $2.9 million, or 19.7%, from $14.9 million for the comparable period in the prior year.  The decrease in casino expenses was due primarily to a $2.0 million reduction in slot and table game payroll and related costs, a $0.4 million decrease in marketing and promotional costs and a $0.3 million reduction in gaming related taxes.

Room rental costs and expenses for the six months ended June 30, 2009 were $9.6 million, a decrease of $3.7 million, or 27.3%, from $13.3 million for the comparable period in the prior year.  The decrease in room rental costs and expenses is primarily due to a decrease of $2.1 million in rooms payroll and related costs, a reduction of $0.6 million in convention commissions and rebates and a decline of $0.3 million in credit card fees.

Food and Beverage costs and expenses for the six months ended June 30, 2009 were $7.3 million, a decrease of $3.4 million, or 31.9%, from $10.7 million for the comparable period in the prior year.  The decrease was due primarily to a $2.6 million decrease in food and beverage payroll and related costs and a $1.3 million reduction in food and beverage cost of sales.  To manage costs during low occupancy periods, select food and beverage venue were closed.

Entertainment department costs and expenses for the six months ended June 30, 2009 were $1.8 million, a decrease of $2.6 million, or 58.7%, from $4.4 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is primarily due to a reduction in contractual payments to the entertainment producers as a result of less ticket sales due to the weak economy and the closure of select entertainment acts.

Other general and administrative expenses for the six months ended June 30, 2009 were $11.2 million, a decrease of $2.3 million, or 16.9%, from $13.5 million for the comparable period in the prior year.  The decrease in other general and administrative expenses was due primarily to a $1.3 million decrease in general and administrative payroll and related costs, a $0.4 million decrease in utilities expenses and a $0.6 million decrease in other general and administrative expenses.

Depreciation and amortization expenses for the six months ended June 30, 2009 were $5.7 million, an increase of $0.9 million, or 17.6%, from $4.8 million for the comparable period in the prior year.  The increase in depreciation and amortization expenses was due primarily to asset additions during 2008 related to our hotel room renovation.

Income from Operations

Income from operations for the six months ended June 30, 2009 were $1.6 million, a decrease of $8.2 million, or 83.7%, from $9.8 million for the comparable period in the prior year.  The decrease is principally due to the $21.6 million decrease in net revenues with insufficient offsetting reductions in costs and expenses.

Operating margins were 3.2% for the six months ended June 30, 2009 in comparison to 18.7% for the comparable period in the prior year.  Operating margins decreased primarily due the $31.53, or 33.1%, decrease in ADR, resulting in an $8.9 million reduction in income from operations and a $2.6 million decrease in revenue in the high margin slot profit center.

Riviera Black Hawk

Revenues

Net revenues for the six months ended June 30, 2009 were $19.9 million, a decrease of $2.7 million, or 11.8%, from $22.6 million for the comparable period in the prior year.  The decrease was primarily due to a slot machine revenue decrease of $2.3 million, or 10.7%, to $19.2 million from $21.5 million for the comparable period in the prior year.  Slot machine revenues decreased primarily as a result of less wagering due to the weaker economy and its effect on discretionary spending and a $0.5 million increase in cash incentives, which are netted against slot revenues, to our high-value slot players.  Amounts wagered on slot machines decreased $29.3 million to $360.3 million from $389.6 million for the comparable period in the prior year.  Slot machine win per unit per day increased $4.30, or 3.2%, to $138.56 from $134.26 for the same period in the prior year.  The increase in slot win per unit per day was due primarily to the removal of approximately 100 lower performing slot machines since the second quarter of 2008.  There were 734 slot machines on the casino floor as of June 30, 2009.

Table games revenue decreased $0.3 million from $0.6 million for the six months ended June 30, 2008 to $0.3 million for the three months ended June 30, 2009 primarily as a result of the worsening economy.

Food and beverage revenues were $2.6 million for the six months ended June 30, 2009 and were $2.5 million for the six months ended June 30, 2008.   Food and beverage revenues increased due to additional items offered to high-value casino customers on a complimentary basis.  Food and beverage revenues related to items offered on a complimentary basis were $2.3 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively.  The increase was the result of a concerted effort to increase customer visitations and casino revenues.

Promotional allowances were $2.3 million for the six months ended June 30, 2009 and were $2.2 million for the six months ended June 30, 2008.  Promotional allowances are comprised of food and beverage and other items provided on a complimentary basis primarily to our high-value casino players.  Promotional allowances increased primarily due to additional food and beverage items provided to high-value casino customers on a complimentary basis as referenced above.

Costs and Expenses

Costs and expenses for the six months ended June 30, 2009 were $17.1 million, a decrease of $1.2 million, or 6.4%, from $18.3 million for the comparable period in the prior year.  Costs and expenses decreased mostly as a result of a $0.6 million reduction in gaming related taxes, a $0.3 million reduction in casino payroll and related costs and a $0.3 million reduction in general and administrative payroll and related costs.

Income from Operations

Income from operations for the six months ended June 30, 2009 were $2.8 million, a decrease of $1.5 million, or 34.7%, from $4.3 million for the comparable period in the prior year.  The decrease is related primarily to the decreased slot revenues as described above.

Operating margins were 14.2% for the three months ended March 31, 2009 in comparison to 19.2% for the comparable period in the prior year.  Operating margins decreased primarily due to the $2.3 million decrease in slot machine revenues without offsetting reductions in costs and expenses.

Consolidated Operations

Income from Operations

Income from operations for the six months ended June 30, 2009 was $0.8 million, a decrease of $10.9 million, or 93.3%, from $11.7 million for the same period in the prior year.  The decrease in income from operations was due to a $24.3 million decrease in consolidated net revenues partially offset by a $13.4 million decrease in consolidated costs and expenses.

Other Expense

Other expense was $15.3 million and $7.5 million for the six months ended June 30, 2009 and 2008, respectively.  The primary reason for the $7.8 million increase in other expense was a decrease in the fair value of derivatives of $6.3 million and a $1.6 million increase in interest expense.  During the six month period ended June 30, 2009, the change in the fair value of derivatives resulted in a loss of $5.3 million compared to a gain of $1.0 million for the comparable period in the prior year.  The increase in interest expense was due primarily to the assessment of default interest expense as described in Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Net Income (Loss)

Net loss for the six months ended June 30, 2009 was $14.5 million, a decline of $18.8 million, from net income of $4.3 million for the comparable period in the prior year.  The decline was primarily due to the $10.9 million decrease in consolidated income from operations combined with the $7.8 million increase in other expense.

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

We had cash and cash equivalents of $18.3 million and $13.5 million as of June 30, 2009 and December 31, 2008, respectively.  Our cash and cash equivalents increased $4.8 million during the six months ended June 30, 2009 primarily as a result of $5.9 million in net cash provided by operating activities partially offset by $1.0 million in net cash used in investing activities due to maintenance capital expenditures at both Riviera Las Vegas and Black Hawk.  Cash and cash equivalents would have decreased by approximately $5.3 million had we paid accrued first and second quarter interest of $10.1 million due on our Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements).  The $5.9 million in net cash provided by operating activities was due primarily to $14.5 million in net loss plus $7.7 million in non-cash depreciation and amortization, $5.3 million in non-cash changes in the fair value of derivatives and $10.0 million in interest expense recorded but not paid partially offset by $2.9 million in changes in operating assets and liabilities (excluding changes in accrued interest liability).

Cash and cash equivalents decreased by $5.5 million during the six months ended June 30, 2008 primarily due to $10.0 million in net cash used in investing activities partially offset by $4.4 million in net cash provided by operating activities.  Net cash used in investing activities included $8.6 million in capital expenditures for Riviera Las Vegas primarily as a result of expenditures related to our hotel room renovation project.  The $4.2 million in net cash provided by operating activities was due primarily to $4.3 million in net income plus $7.0 million in depreciation and amortization partially offset by $1.0 million in changes in the fair value of derivative instruments and $6.4 million in changes in operating assets and liabilities due mostly to reductions in accounts payable and accrued expense liabilities.

Our cash balances include amounts that could be required, upon five days’ notice, to fund our CEO’s (Mr. Westerman’s) pension obligation in a rabbi trust.  We pay Mr. Westerman $250,000 per quarter from his pension plan.  In exchange for these payments, Mr. Westerman has agreed to forbear on his right to receive full transfer of his pension fund balance to the rabbi trust.  This does not limit his ability to give the five-day notice at any time, which would require us to fund the CEO pension obligation.  Although Mr. Westerman has expressed no current intention to require this funding, under certain circumstances, we may be required to disburse approximately $0.5 million for this purpose in a short period.

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

The Credit Facility includes a $225 million seven-year term loan (Term Loan), with no amortization for the first three years, a one percent amortization for each of years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down of 50% of excess cash flows, as defined therein.  The Credit Facility also includes a $20 million five-year Revolver (Revolver) under which RHC can obtain extensions of credit in the form of cash loans or standby letters of credit (Standby L/Cs).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolver commitment from $20 million to $3 million.  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of any LIBOR rate loans.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

Prior to certain events of default that occurred in fiscal 2009 (the 2009 Credit Defaults) described below, the rate for the Term Loan was LIBOR plus 2.0%.  Pursuant to a floating rate to fixed rate swap agreement that became effective June 29, 2007 (Swap Agreement) that RHC entered into with Wachovia under the Credit Facility, substantially the entire Term Loan, with quarterly step-downs, bore interest at an effective fixed rate of 7.485% (7.405% for 2008) per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the Swap Agreement) prior to the Credit Facility Defaults.  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $207.1 million as of June 30, 2009.

RHC used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the Indenture), with The Bank of New York as trustee (the Trustee), governing the 11% Notes.  On June 8, 2007 RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was executed on July 9, 2007.

Prior to the 2009 Credit Defaults, the interest rate on loans under the Revolver depended on whether they were in the form of revolving loans or swingline loans (Swingline Loans).  Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elects to treat the loan as an Alternate Base Rate loan (ABR Loan) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.  Prior to the 2009 Credit Defaults, the applicable percentage for Swingline Loans ranged from 0.50% to 1% depending on the Consolidated Leverage Ratio as defined in our Credit Facility Credit Agreement.  Our Consolidated Leverage Ratio was 13.6 for the four quarters ending June 30, 2009, which exceeded the maximum allowable Consolidated Leverage Ratio set forth in the Credit Agreement.  This ratio test is only applicable if we have more than $2.5 million in Revolver borrowings at the end of the applicable quarter.

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

2009 Credit Defaults

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

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the accrued interest related to the Credit Facility and Swap Agreement of approximately $4 million, which was due on March 30, 2009, and $6 million, which was due on June 30, 2009.  Consequently, we elected not to make these payments.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the April Default Notice) from Wachovia.  The April Default Notice alleges that subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a going concern modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The April Default Notice also states that in addition to the foregoing events of default that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR rate loan on March 30, 2009 (the LIBOR Payment), (ii) the commitment fee on March 31, 2009 (the Commitment Fee Payment), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the ABR Payment and together with the LIBOR Payment and Commitment Fee Payment, the March 31st Payments).  The Company has not paid the March 31st Payments and the applicable grace period to make these payments has expired.  The April Default Notice states that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans are available to the Company at this time.

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate is approximately 6.25% per annum.  Consequently, the Company has incurred approximately $2 million in default interest related to the Credit Facility and Swap Agreement for the six months ended June 30, 2009.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (Swap Default Notice) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleges that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company has not paid the overdue amount and the applicable grace period to make this payment has expired.  As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.  As of June 30, 2009, the mark-to-market amount outstanding under the Swap Agreement was $22.1 million.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (the Early Termination Notice) from Wachovia in connection with an alleged event of default that occurred under our Swap Agreement.  Receipt of the Early Termination Notice was previously disclosed on a Form 8-K filed with the SEC on July 29, 2009, The Early Termination Notice alleges that an event of default has occurred and is continuing pursuant to Sections 5(a)(i) and 5(a)(vi)(1) of our Swap Agreement.  Section 5(a)(i) of the Swap Agreement addresses payments and deliveries specified under the Swap Agreement and Section 5(a)(vi)(1) of the Swap Agreement addresses cross defaults. The Early Termination Notice provides that Wachovia designated an early termination date of July 27, 2009 in respect of all remaining transactions governed by the Swap Agreement, including an interest rate swap transaction with a trade date of May 31, 2007.

On July 28, 2009, in connection with the Early Termination Notice, we received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which includes $4.4 million in accrued interest.

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

Contractual Obligations

The table under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” summarizes our contractual obligations and commitments as of June 30, 2009.

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

•
the effect of the Company’s announcement that trading of its common stock on the NYSE AMEX LLC was suspended as of the close of trading on June 25, 2009 as previously disclosed on Form 8-K filed with the SEC on June 25, 2009.  Effective June 26, 2009 the Company’s common stock was available for quotation on the Pink OTC Markets, Inc. under the symbol “RVHL”;

•
the impact of Colorado Amendment 50, which enabled Black Hawk casino operators to extend casino hours, add craps and roulette gaming and increase the maximum betting limit to $100 effective July 2, 2009;

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

As of June 30, 2009, we had $227.7 million in borrowings.  The borrowings include a balance of $225.0 million on our Term Loan that matures in 2014 and $2.5 million outstanding on our $3.0 million Revolving Credit Facility.  The borrowings also include a balance on a capital equipment lease, which matures in 2013 and bears interest at 5.5%.

Prior to July 27, 2009, we were not susceptible to interest rate risk because our outstanding debt was primarily at a fixed rate as a result of the interest rate swap associated with our Term Loan.  Under our Swap Agreement, we paid a fixed rate of 5.485% plus 2% on the notional amount, which was $207.1 million at June 30, 2009, with a June 8, 2014 expiration date.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (See Note 9 to the Condensed Consolidated Financial Statements) from Wachovia in connection with an alleged event of default that occurred under our Swap Agreement.  The Early Termination Notice provides that Wachovia designated an early termination date of July 27, 2009 (the “Early Termination Date”).  On July 28, 2009, in connection with the Early Termination Notice, we received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which includes $4.4 million recorded in accrued interest.  Pursuant to the Swap Agreement, upon the occurrence of an Early Termination Date, no further payments by either party under the Swap Agreement are required to be made other than the total amounts owing to Wachovia by the Company, which were accelerated and are due immediately.

Prior to the Early Termination Date, for the reasons described in Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q, effective March 31, 2009, the Term Loan interest rate was increased to and locked at approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate was locked at approximately 6.25% per annum, plus the interest rate swap incurred additional interest of 1% per annum on any overdue amounts under the Swap Agreement.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolver balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins (see Note 5 to the Condensed Consolidated Financial Statements).  As of August 1, 2009, our Term Loan and Revolver bear interest at approximately 6.25%.

As of the Early Termination Date, a hypothetical one percent change in interest rates would result in additional annual interest expense of approximately $2.3 million, which would have material effect on our financial statements.  Prior to receipt of the Early Termination Notice, a hypothetical one percent change in interest rates would not have a material effect on our financial statements as the borrowings bore interest primarily at fixed interest rates as described above.

Changes in value of our interest rate swap between the end of each reporting period were recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.

In addition, FIN 48 requires that we book any future unrealized tax payments.  However, the Company does not have any reserves for uncertain tax positions at this time.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in Thousands)
	2009	2010	2011	2012	2013	There- after	Total	Fair Value at 6/30/09
Long –Term Debt Including Current Portions
Equipment loans and capital leases-Black Hawk	$43	$43	$44	$45	$5		$180	$180
Average interest rate	5.5%	5.5%	5.5%	5.5%	5.5%
$225 million Term Loan	$225,000						$225,000	$108,000
Average interest rate	10.5%

Notes Payable	$2,500						$2,500	$2,500
Average interest rate	6.25%

Total of all Long-Term Debt, Including Current Portions	$227,543	$43	$44	$45	$5	$0	$227,680	$110,680

Other Long - Term Liabilities Including Current Portion

CEO pension plan obligation	$513						$513	$513
Average interest rate	7.5%

Interest rate derivatives

Derivative instrument	$22,147							$22,147
Average receivable rate	1.25%
Average payable rate	5.5%

Expected Interest		$14,640	$15,086	$15,535	$12,930	$1,073

Item 4.	Controls and Procedures

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On February 9, 2009, multiple plaintiffs commenced an action in the Superior Court of the State of California, Los Angeles County, against the Company and seven other defendants.   The action stems from a tour bus accident that occurred in Arizona on January 30, 2009, in which 7 passengers died and 10 other passengers were injured.  On May 12, 2009, the plaintiffs filed a First Amended Complaint for Damages (the “Complaint”) in which the plaintiffs allege, among other things, that the Company had a contractual relationship with the other defendants, including the tour bus operator.  The plaintiffs are seeking monetary damages in connection with this matter. On June 23, 2009, the Company filed a Motion to Quash the matter on a jurisdictional basis.  The hearing on this Motion took place on July 27, 2009, at which time the Plaintiffs requested an opportunity to file a supplemental brief after conducting additional discovery.  The Court will rehear this Motion and entertain supplemental points and authorities on August 17, 2009.

We are also party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino.  We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of our operations.

Item 1A.	Risk Factors

Our annual report on Form 10-K for the fiscal year ended December 31, 2008 (our “2008 Form 10-K”) contains a detailed discussion of our risk factors.  No new risk factors have arisen since filing our 2008 Form 10-K.

Item 5.	Other Information

On August 4, 2009, the Company, ROC and RBH, entered into Salary Continuation Agreements (the “2009 Agreements”) with three named executive officers and other significant employees. The 2009 Agreements are effective upon execution and delivery by each officer or employee and will expire on December 31, 2010, and replace substantially similar salary continuation agreements entered into in 2008, as described in Note 8 to the condensed consolidated financial statements.

The 2009 Agreements entitle such officers and employees to certain compensation and benefits if ROC or RBH, as applicable, terminates their employment without cause (a Company Termination) within a specified time period after a change in control of the Company, as follows:

 (i) The Agreements entered into by ROC and the Company with each of Messrs. Westerman, Marchionne and Simons; and two other significant employees, entitle each such named executive officer or significant employee to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control of the Company, subject to the terms provided therein.

 (ii) The Agreements entered into by ROC and the Company with other significant ROC employees entitle each such employee to six months of base salary and health insurance benefits in the event of a Company Termination within 12 months after a change in control of the Company, subject to the terms provided therein.  Substantially similar agreements were also entered into with certain RBH employees, which include in such Agreements’ definition of a “change in control” the sale of RBH by the Company and/or ROC to a non-affiliate of either the Company or ROC.

On August 4, 2009, the Company’s Board of Directors (the “Board”) reinstated performance targets under the Company’s Incentive Compensation Plan (the “Plan”).  Prior to the reinstatement of EBITDA targets, awards under the Plan for fiscal 2009 were discretionary.

Under the Board approved formula, the Plan’s 2009 award range for: (i) Mr. Westerman, is zero to a $200,000 target bonus if the EBITDA target is achieved; (ii) Robert A. Vannucci, the President and Chief Operating Officer of ROC, is zero to a $200,000 target bonus if the EBITDA target is achieved; (iii) Mr. Marchionne, is zero to a $100,000 target bonus if the EBITDA target is achieved; and (iv) Mr. Simons, is zero to a $100,000 target bonus if the EBITDA target is achieved.  In each case, if the percentage of the EBITDA performance target achieved is less than 100% but higher than 95%, the award is 50% of the target bonus; if, at or between 95% and 90%, the award is 25% of the target bonus.  The EBITDA performance target is based on three components: an RBH EBITDA target, an ROC EBITDA target and a consolidated EBITDA target, each of which carry a different weight.

If the full EBITDA threshold for a particular Company property is exceeded, a bonus pool of 7.5% of that property’s excess EBITDA, capped at 100% of the full bonus potential for the property, is payable to and shared by eligible participants.  Mr. Vannucci is eligible to participate in such bonus pools.  Messrs. Westerman, Marchionne and Simons share in a separate bonus pool equal to 2.5% of any excess EBITDA achieved by a Company property.

Under the discretionary portion of the Company’s Incentive Compensation Plan the Board established three milestones, each of which, upon achievement by certain of the Company’s executives, will trigger the right to receive a payment of 25% of the eligible participant’s annual salary.  The named executive officers who are eligible to receive these milestone payments are Messrs. Westerman, Simons, Marchionne and Vannucci.

Item 6.	Exhibits

See list of exhibits below.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

By:	/s/ William L. Westerman
William L. Westerman
Chairman of the Board and Chief Executive Officer

By:	/s/ Phillip B. Simons
Phillip B. Simons
Treasurer and Chief Financial Officer

Date: August 10, 2009

Exhibits

Exhibits:

10.1(A)	Forms of Salary Continuation Agreements with Riviera Operating Corporation and Riviera Black Hawk, Inc. dated August 4, 2009.

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

(A) Management contract or compensatory plan or arrangement