Form 10-Q
period 2009-09-30
RIVIERA HOLDINGS CORP
filed 2009-11-09
CIK 899647

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of November 6, 2009, there were 12,473,055 shares of Common Stock, $.001 par value per share, outstanding.

RIVIERA HOLDINGS CORPORATION

- i -

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

The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the entire year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
ASSETS	September 30, 2009 (unaudited)	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$21,244	$13,461
Restricted cash and investments	2,772	2,772
Accounts receivable-net of allowances of $266 and $559, respectively	1,973	2,457
Inventories	490	718
Prepaid expenses and other assets	3,217	2,976
Total current assets	29,696	22,384

PROPERTY AND EQUIPMENT-net	171,071	179,918
OTHER ASSETS-net	2,594	2,658
TOTAL	$203,361	$204,960

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$227,543	$227,689
Current portion of mark to market and fair value of interest rate swap liabilities	22,148	16,828
Current portion of obligation to officers	253	1,028
Accounts payable	6,509	7,751
Accrued interest	13,656	98
Accrued expenses	10,707	10,201
Total current liabilities	280,816	263,595
LONG-TERM DEBT-net of current portion	126	158
Total liabilities	280,942	263,753

COMMITMENTS and CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIENCY:
Common stock ($.001 par value; 60,000,000 shares authorized, 17,141,124 and 17,161,824 shares issued at September 30, 2009 and December 31, 2008, respectively, and 12,473,055 and 12,493,755 shares outstanding at September 30, 2009 and December 31, 2008, respectively)	17	17
Additional paid-in capital	20,245	19,820
Treasury stock (4,668,069 shares at September 30, 2009 and
December 31, 2008, respectively)	(9,635)	(9,635)
Accumulated deficit	(88,208)	(68,995)
Total stockholders' deficiency	(77,581)	(58,793)
TOTAL	$203,361	$204,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES:	2009	2008	2009	2008
Casino	$21,437	$21,516	$63,501	$71,062
Rooms	8,668	12,138	27,677	41,561
Food and beverage	6,184	6,939	17,959	22,487
Entertainment	2,554	3,549	6,511	10,182
Other	1,346	1,657	4,294	5,136
Total revenues	40,189	45,799	119,942	150,428
Less-promotional allowances	(5,557)	(5,591)	(16,011)	(16,643)
Net revenues	34,632	40,208	103,931	133,785

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	11,671	11,494	33,411	36,333
Rooms	4,800	6,377	14,484	19,645
Food and beverage	4,249	5,007	12,042	16,349
Entertainment	813	2,023	2,613	6,384
Other	297	315	891	971
Other operating expenses:
Share-based compensation	153	188	425	620
Other general and administrative	9,497	10,631	26,883	30,561
Mergers, acquisitions and development costs	—	59	—	104
Restructuring fees	569	—	2,106	—
Depreciation and amortization	3,590	3,919	11,300	10,879
Total costs and expenses	35,639	40,013	104,155	121,846
(LOSS) INCOME FROM OPERATIONS	(1,007)	195	(224)	11,939

OTHER EXPENSE:
Change in value of derivative instrument	—	615	(5,320)	1,617
Gain on extinguishment of debt	—	—	146	—
Interest expense-net	(3,666)	(4,274)	(13,815)	(12,730)
Total other expense-net	(3,666)	(3,659)	(18,989)	(11,113)
NET (LOSS) INCOME	$(4,673)	$(3,464)	$(19,213)	$826

NET (LOSS) INCOME PER SHARE DATA:
Basic	$(0.38)	$(0.28)	$(1.54)	$0.07
Diluted	$(0.38)	$(0.28)	$(1.54)	$0.07
Weighted-average common shares outstanding	12,340	12,412	12,480	12,387
Weighted-average common and common equivalent shares	12,340	12,412	12,480	12,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(in thousands)
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(19,213)	$826
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,543	11,134
Provision for bad debts	(29)	222
Stock based compensation-restricted stock	358	462
Stock based compensation-stock options	67	158
Change in value of derivative instruments	5,320	(1,617)
Gain on extinguishment of debt	(146)	—
Changes in operating assets and liabilities:
Accounts receivable-net	513	825
Inventories	228	487
Prepaid expenses and other assets	(420)	539
Accounts payable	(1,722)	(2,551)
Accrued interest	13,558	(119)
Accrued expenses	506	(2,389)
Obligation to officers	(775)	(778)
Net cash provided by operating activities	9,788	7,199

INVESTING ACTIVITIES:
Capital expenditures-Las Vegas	(408)	(16,349)
Capital expenditures-Black Hawk	(1,565)	(1,610)
Net cash used in investing activities	(1,973)	(17,959)

FINANCING ACTIVITIES:
Payments on long-term borrowings	(32)	(127)
Proceeds from line of credit	—	2,500
Proceeds from exercise of stock options	—	100
Net cash (used in) provided by financing activities	(32)	2,473

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,783	(8,287)
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	13,461	28,819
CASH AND CASH EQUIVALENTS-END OF PERIOD	$21,244	$20,532

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property acquired with debt and accounts payable	$480	$3,338
Cash paid for interest	$6	$12,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company’s management reviewed events that occurred from September 30, 2009 until the issuance of the financial statements on November 9, 2009.

2.	GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 5 below, the Company is currently in default on its Credit Facility (as defined in Note 5 below) as of September 30, 2009.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.  If the Company’s debt is accelerated and the Company’s long-term assets must be liquidated, these assets may be impaired in comparison to current recovery values.  The Company is carrying long-term assets based upon management’s assumptions related to its current intentions and plans.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications, having no effect on net (loss) income have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

Earnings Per Share

Basic net (loss) income per share amounts are computed by dividing net (loss) income by weighted average shares outstanding during the period.  Diluted net (loss) income per share amounts are computed by dividing net (loss) income by weighted average shares outstanding, plus, the dilutive effect of common share equivalents during the period.  There were no potentially dilutive common share equivalents as of September 30, 2009.

Income Taxes

The income tax provision, if any, for the three and nine months ended September 30, 2009 and 2008, were fully offset by the utilization of loss carryforwards for which a valuation allowance had been previously provided.  Based on the history of net operating losses, it is more likely than not that the Company will not be able to recognize the deferred assets.  As such, a valuation allowance has been established and the current year tax benefit has not been recognized.

Commencing January 1, 2007, the Company is subject to authoritative guidance pertaining to accounting for uncertainty in income taxes.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, the Company has not established any reserves or recorded a cumulative effect adjustment related to the adoption of the guidance.  Moreover, with respect to the adoption of the guidance, management does not believe that there will be a settlement or change in the Company’s tax liability related to uncertain tax positions or unrecognized tax benefits within the next twelve months.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 1994.

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

Restricted Cash

This cash is held as a certificate of deposit for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for Workers Compensation.  The cash was held in a one-year certificate of deposit which matured during the three months ended September 30, 2009.  Subsequently, the cash was transferred into a similar one-year certificate of deposit which matures August 2010.

Mergers, Acquisitions and Development Costs

Mergers, acquisitions and development costs consist of associated legal fees.

Derivative Instruments

From time to time, the Company enters into interest rate swaps.  The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  We do not use derivative financial instruments for trading or speculative purposes.  As such, the Company has adopted Financial Accounting Standards Board Accounting Standards Codification Topic 815, to account for interest rate swaps.  The pronouncements require us to recognize the interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value.  The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the consolidated statement of operations.

Derivative instruments that are designated as fair value hedges and qualify for the “shortcut” method allow for an assumption of no ineffectiveness.  As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument.  Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.

On July 28, 2009, the Company received an early termination notice which claims a termination amount due and payable under the swap agreement equal to $26.6 million, which includes $4.4 million in accrued interest (see Note 5).  As a result, the Company adjusted its June 30, 2009 swap liability to reflect the amount claimed due and payable at termination.

The Company recorded no gain or loss as a result of a change in the fair value of derivative instruments for the three months ended September 30, 2009 in comparison to a $0.6 million gain as a result of a change in the fair value of derivative instruments for the comparable period in the prior year.  The Company recorded a $5.3 million loss as a result of the change in the fair value of derivative instruments for the nine months ended September 30, 2009 in comparison to a $1.6 gain million gain as a result of the change in the value of derivative instruments for the comparable period in the prior year.

Gain on Extinguishment of Debt

In 2000, the Company incurred debt totaling $1.2 million associated with Special Improvement District Bonds issued by the City of Black Hawk, Colorado for road improvements and other infrastructure projects benefiting Riviera Black Hawk and neighboring casinos.  The remaining balance of the debt was $146,000 at December 31, 2008 and this amount was forgiven by the City of Black Hawk in February 2009.  As a result, the $146,000 was recorded as a gain on extinguishment of debt within the accompanying consolidated statement of operations during the nine months ended September 30, 2009.

Restructuring Fees

During the three and nine months ended September 30, 2009, the Company incurred restructuring fees of $0.6 million and $2.1 million, respectively.  These professional fees are associated with a potential restructuring of the Company’s Credit Facility (see Note 5).

New Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The adoption of the ASC did not have an impact on the financial statements included herein.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009.  The Company has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets.  This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets.  In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities.  This guidance must be applied to transfers occurring on or after the effective date.  The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009.  The adoption of this guidance does not have any impact on the financial statements included herein.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities.  Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  The adoption of this guidance does not have any impact on the financial statements included herein.

Other Standards Recently Adopted

Effective January 1, 2009, the Company prospectively adopted ASC guidance related to disclosures about derivative instruments and hedging activities and new ASC guidance related to fair value measurements required for the Company’s nonfinancial assets and nonfinancial liabilities.  See Note 7 for disclosures related to the adoption of these ASC updates.

4.	DEFERRED FINANCING COSTS

Deferred loan fees of $1.2 million and $1.4 million were included in other assets as of September 30, 2009 and December 31, 2008, respectively.  The deferred loan fees were associated with refinancing our debt on June 8, 2007.  The Company is amortizing the deferred loan fees using the effective interest method over the term of the loan.

5.	LONG TERM DEBT AND COMMITMENTS

2007 Credit Facility and Swap Agreement

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the “Subsidiaries”) entered into a $245 million Credit Agreement  (the “Credit Agreement” together with related security agreements and other credit-related agreements, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as administrative agent.  On June 29, 2007, in conjunction with the Credit Facility, the Company entered into an interest rate swap agreement with Wachovia as the counterparty that became effective June 29, 2007 (the “Swap Agreement”).

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

Prior to certain events of default that occurred in fiscal 2009 (the “2009 Credit Defaults”) described below, the rate for the Term Loan was LIBOR plus 2.0%.  Pursuant to the Swap Agreement that RHC entered into with Wachovia under the Credit Facility, substantially the entire Term Loan, with quarterly step-downs, bore interest at an effective fixed rate of 7.485% (7.405% for 2008) per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the Swap Agreement) prior to the Credit Facility Defaults.  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $203.9 million as of September 30, 2009.

RHC used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the “Indenture”), with The Bank of New York as trustee (the “Trustee”), governing the Senior Secured Notes issued by the Company on June 26, 2002 (the “11% Notes”).  On June 8, 2007 RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was executed on July 9, 2007.

Prior to the 2009 Credit Defaults, the interest rate on loans under the Revolver depended on whether they were in the form of revolving loans or swingline loans (“Swingline Loans”).  Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elects to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.  Prior to the 2009 Credit Defaults, the applicable percentage for Swingline Loans ranged from 0.50% to 1% depending on the Consolidated Leverage Ratio as defined in our Credit Facility Credit Agreement.  Our Consolidated Leverage Ratio was 14.99 for the four quarters ending September 30, 2009, which exceeded the maximum allowable Consolidated Leverage Ratio set forth in the Credit Agreement.  This ratio test is only applicable if we have more than $2.5 million in Revolver borrowings at the end of the applicable quarter.

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

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest of $13.7 million for the nine months ended September 30, 2009.  Consequently, we elected not to make these payments.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

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

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate is approximately 6.25% per annum.  Consequently, the Company has incurred approximately $3 million in default interest related to the Credit Facility and Swap Agreement for the nine months ended September 30, 2009.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (the “Swap Default Notice”) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleges that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company has not paid the overdue amount and the applicable grace period to make this payment has expired.  As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate was in addition to the interest rate that would otherwise be applicable under the Swap Agreement.    As of September 30, 2009, the amount outstanding under the Swap Agreement was $22.1 million.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (the “Early Termination Notice”) from Wachovia in connection with an alleged event of default that occurred under the Swap Agreement.  Receipt of the Early Termination Notice was previously disclosed on a Form 8-K filed with the SEC on July 29, 2009. The Early Termination Notice alleges that an event of default has occurred and is continuing pursuant to Sections 5(a)(i) and 5(a)(vi)(1) of the Swap Agreement.  Section 5(a)(i) of the Swap Agreement addresses payments and deliveries specified under the Swap Agreement and Section 5(a)(vi)(1) of the Swap Agreement addresses cross defaults. The Early Termination Notice provides that Wachovia designated an early termination date of July 27, 2009 in respect of all remaining transactions governed by the Swap Agreement, including an interest rate swap transaction with a trade date of May 31, 2007.

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which includes $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolver balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of September 30, 2009, our Term Loan and Revolver bear interest at approximately 6.25%.

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

The Company expensed $11,000 and $67,000 for options during the three and nine months ended September 30, 2009, respectively, and $34,000 and $158,000 for options during the three and nine months ended September 30, 2008, respectively.  To recognize the cost of option grants, the Company estimates the fair value of each director or employee option grant on the date of the grant using the Black-Scholes option pricing model.

Additionally, the Company expensed $142,000 and $358,000 for restricted stock during the three and nine months ended September 30, 2009, respectively, and $154,000 and $462,000 for restricted stock during the three and nine months ended September 30, 2008, respectively.  Restricted stock was issued to several key management team members and directors in 2005 and is recognized on a straight line basis over a five year vesting period commencing on the date of issuance.

The activity for all stock options currently outstanding is as follows;

	Weighted Average		Aggregate
	Shares	Share Exercise Price	Remaining Life	Intrinsic Value
Outstanding, December 31, 2008	240,000	$8.99
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—
Outstanding, March 31, 2009	240,000	$8.99	6.75 years	$-0-
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(42,000)	$(0.49)
Outstanding, June 30, 2009	198,000	$8.50	6.55 years	$-0-
Options Granted	—
Options Exercised	—
Options Forfeited	—
Outstanding, September 30, 2009	198,000	$8.50	6.30 years	$-0-
Exercisable September 30, 2009	144,000	$-0-		$-0-

7.	FAIR VALUE MEASUREMENT

Effective January 1, 2008 and October 10, 2008, the Company adopted authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The adoption did not have a material effect on the Company’s results of operations.

The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Balance at September 30, 2009	Quoted prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments	$2,772	$—	$2,772	$—

The fair values of investments are based on quoted prices in active markets.

In connection with the Swap Agreement, on July 23, 2009 the Company received from Wachovia a Notice of Early Termination for Event of Default and on July 27, 2009, the Company received from Wachovia a Notice of Amount Due Following Early Termination.  The Notice of Amount Due Following Early Termination claimed that the Company owed Wachovia an amount due and payable under the Swap Agreement of $26.6 million, which included $4.4 million in accrued interest (see Note 5 above).  As of September 30, 2009, the Company’s swap liability is $22.1 million, equaling the amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.

8.	COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

56 executive officers and certain other employees (excluding Mr. Vannucci) of RHC, ROC and RBH have salary continuation agreements effective through December 31, 2010.  The agreements entered into with 51 significant ROC and RBH employees, respectively, entitles such employees to six months of base salary and health insurance benefits, subject to such employees’ duty to mitigate by obtaining similar employment elsewhere, in the event ROC or RBH, as applicable, terminated their employment without cause (a “Company Termination”) within 12 months after a change in control.  One ROC and one RBH employee are entitled to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control with no duty to mitigate.  In addition, the Company entered into salary continuation agreements with William Westerman, RHC’s Chief Executive Officer, Tullio J. Marchionne, RHC’s Secretary and General Counsel and ROC’s Secretary and Executive Vice President and Phillip B. Simons, RHC’s Treasurer and CFO and ROC’s Vice President of Finance which entitles each of them to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change of control of RHC with no duty to Mitigare.  The estimated total amount payable under all such agreements was approximately $4.2 million, which includes $533,000 in benefits, as of September 30, 2009.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax.  In July 2008, the Court denied the State’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of September 30, 2009, the Company had not recorded a receivable related to this matter.

Legal Proceedings and Related Events

On February 9, 2009, multiple plaintiffs commenced an action in the Superior Court of the State of California, Los Angeles County, against the Company and seven other defendants.   The action stems from a tour bus accident that occurred in Arizona on January 30, 2009, in which 7 passengers died and 10 other passengers were injured.  On May 12, 2009, the plaintiffs filed a First Amended Complaint for Damages (the “Complaint”) in which the plaintiffs allege, among other things, that the Company had a contractual relationship with the other defendants, including the tour bus operator.  The plaintiffs are seeking monetary damages in connection with this matter. On June 23, 2009, the Company filed a Motion to Quash the matter on a jurisdictional basis.  The hearing on this Motion took place on July 27, 2009, at which time the Plaintiffs requested an opportunity to file a supplemental brief after conducting additional discovery.  The Court reheard this Motion on September 28, 2009, and granted the Company’s Motion to Quash at that time.

The Company is also a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino.  We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

9.	SEGMENT DISCLOSURE

The Company determines our segments based upon the review process of the Company's Chief Financial Officer who reviews by geographic gaming market segments:  Riviera Las Vegas and Riviera Black Hawk.  The key indicator reviewed by the Company's Chief Financial Officer is "property EBITDA", as defined below.  All intersegment revenues and expenses have been eliminated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net Revenues:
Riviera Las Vegas	$22,629	$30,231	$71,995	$101,206
Riviera Black Hawk	12,003	9,977	31,936	32,579
Total net revenues	$34,632	$40,208	$103,931	$133,785

Property EBITDA (1):
Riviera Las Vegas	$1,599	$2,931	$8,467	$16,551
Riviera Black Hawk	2,639	2,458	7,902	9,891

Other Costs and Expenses
Equity-based compensation	153	188	425	620
Other corporate expenses	933	1,028	2,762	2,900
Depreciation and amortization	3,590	3,919	11,300	10,879
M&A and development costs	—	59	—	104
Gain on extinguishment of debt	—	—	(146)	—
Restructuring fees	569	—	2,106	—
Interest Expense-net	3,666	4,274	13,815	12,730
Change in fair value of derivatives	—	(615)	5,320	(1,617)
Total Other Costs and Expenses	8,911	8,853	35,582	25,616
Net (Loss) Income	$(4,673)	$(3,464)	$(19,213)	$826

	September 30,	December 31,
Total Assets	2009	2008
Las Vegas	$137,832	$139,200
Black Hawk	65,529	65,760
Total Consolidated Assets	$203,361	$204,960

Property and Equipment-net
Las Vegas	$111,511	$119,155
Black Hawk	59,560	60,763
Total Property and Equipment-net	$171,071	$179,918

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Capital Expenditures
Las Vegas	$587	$19,358
Black Hawk	1,866	1,939
Total Capital Expenditures	$2,453	$21,297

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

Riviera Las Vegas’ is comprised of a hotel with 2,075 guest rooms, a convention, meeting and banquet space totaling 160,000 square feet, a casino with approximately 950 slot machines and 33 gaming tables, a poker room, a race and sports book and various bars and restaurants.  Our capital expenditures for Riviera Las Vegas are primarily geared toward maintaining competitive slot machines in comparison to the market and maintaining the hotel rooms and amenities in sufficient condition to compete for customers in the convention and mature adult markets.  Room rental rates and slot revenues are the primary factors driving our operating margins.

Riviera Black Hawk is comprised of a casino with approximately 750 slot machines and 9 gaming tables, a buffet, a delicatessen, a casino bar and a ballroom.  Riviera Black Hawk caters primarily to the “locals” slot customer.  Until recently, only limited stakes gaming, which is defined as a maximum single bet of $5, was legal in the Black Hawk/Central City market.  However, Colorado Amendment 50, which was approved by voters on November 4, 2008, allowed residents of Black Hawk and Central City to vote to extend casino hours, approve additional games, and increase the maximum bet limit.  On January 13, 2009, residents of Black Hawk voted to enable Black Hawk casino operators to extend casino hours, add craps and roulette gaming and increase the maximum betting limit to $100.  On July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced roulette gaming.  Our capital expenditures in Black Hawk are primarily geared toward maintaining competitive slot machines in comparison to the market.  We also made limited capital expenditures in Black Hawk associated with the implementation of increased betting limits, extended hours and new games in accordance with the approval of Amendment 50 as referenced above.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  Income from operations does not include intercompany management fees.

	Third Quarter		Incr	Incr
(In Thousands)	2009	2008	$(Decr)	% (Decr)
Net Revenues:
Riviera Las Vegas	$22,629	$30,231	$(7,602)	(25.1%)
Riviera Black Hawk	12,003	9,977	2,026	20.3%
Total Net Revenues	$34,632	$40,208	$(5,576)	(13.9%)

Property Income from Operations:
Riviera Las Vegas	(696)	229	(925)	(403.9%)
Riviera Black Hawk	1,344	1,241	103	8.3%
Total Property Income from Operations	648	1,470	(822)	(55.9%)

Other Corporate Expenses:
Equity Compensation	(153)	(188)	35	18.6%
Other Corporate Expense	(933)	(1,028)	95	9.2%
M&A and Development Costs	—	(59)	59	100.0%
Restructuring Fees	(569)	—	(569)	(100.0%)
Total Corporate Expenses	(1,655)	(1,275)	(380)	(29.8%)

Total (Loss) Income from Operations	$(1,007)	$195	$(1,202)	(616.4%)

Operating Margins (1)
Riviera Las Vegas	(3.1%)	0.8%		(3.9%)
Riviera Black Hawk	11.2%	12.4%		(1.2%)

(1)	Operating margins represent income from operations by property as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the three months ended September 30, 2009 were $22.6 million, a decrease of $7.6 million, or 25.1%, from $30.2 million for the comparable period in the prior year.

Casino revenues for the three months ended September 30, 2009 were $9.8 million, a decrease of $2.0 million, or 16.9%, from $11.8 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $7.8 million, a decrease of $1.3 million, or 13.7%, from $9.1 million and table game revenue was $1.8 million, a decrease of $0.6 million, or 27.3% from $2.4 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy.  Slot machine win per unit per day for the three months ended September 30, 2009 was $85.49, a decrease of $22.19, or 20.6%, from $107.68 for the comparable period in the prior year.  There were 994 slot machines on the floor, on average, during the quarter ended September 30, 2009 compared with 914 slot machines on the floor, on average, during the same period in the prior year.

Room revenues for the three months ended September 30, 2009 were $8.7 million, a decrease of $3.4 million, or 28.6%, from $12.1 million for the comparable period in the prior year.  The decrease in room revenues was primarily due to a $15.66, or 20.8%, reduction in average daily room rates, or ADR, to $59.51 for the three months ended September 30, 2009 from $75.17 for the comparable period in the prior year.  The decrease in ADR was largely the result of a $13.26, or 25.0%, decrease in leisure segment room rates and a $7.23, or 7.3%, decrease in convention segment room rates.  Moreover, average daily room rates decreased as a result of a shift in the occupied room mix from higher rated convention segment occupancy to lower rated leisure segment occupancy.  During the three months ended September 30, 2009, leisure segment and convention segment occupied rooms were 62.4% and 25.4% of total occupied rooms, respectively and during the three months ended September 30, 2008, leisure segment and convention segment occupied rooms were 49.5% and 35.0% of total occupied rooms, respectively.  Convention segment demand decreased due to the effects of the ongoing recession and increased competition.

Hotel room occupancy percentage (per available room) for the three months ended September 30, 2009, was 76.7% compared to 87.1% for the same period in the prior year.  During the third quarter of 2008, on average, approximately 7% of the hotel rooms were unavailable due to construction related to our room renovation project.  Hotel room occupancy, including rooms unavailable due to construction, was 79.8% for the three months ended September 30, 2008.   Revenue per available room, or RevPar, was $45.61 for the three months ended September 30, 2009, a decrease of $19.83, or 30.3%, from $65.44 for the comparable period in the prior year.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  The decrease in RevPar was the result of decreases in occupied rooms and average daily room rates as described above.  Room revenues include $1.4 million in revenues related to hotel room nights offered to high-value guests on a complimentary basis.

Food and beverage revenues for the three months ended September 30, 2009 was $4.2 million, a decrease of $1.4 million, or 24.9%, from $5.6 million for the comparable period in the prior year.  The decrease was due to $0.8 million decrease in food revenues and $0.6 million decrease in beverage revenues.  The decrease in food revenues was due to a 22.1% reduction in food covers and a 2.1% reduction in the average check compared to the same period in the prior year.  Food covers decreased primarily as a result of strategic closures of food and beverage outlets in conjunction with periods of low hotel occupancy.   Beverage revenues decreased as a result of a 28.4% reduction in drinks served, which was primarily due to fewer complimentary drinks served from our casino bars correlating with reduced casino patronage.  Food and beverage revenues include $0.9 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.

Entertainment revenues for the three months ended September 30, 2009 were $2.6 million, a decrease of $0.9 million, or 28.0%, from $3.5 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  Entertainment revenues include $1.4 million in revenues related to show tickets offered to high-value guests on a complimentary basis.

Other revenues for the three months ended September 30, 2009 were $1.2 million, a decrease of $0.3 million, or 19.5%, from $1.5 million for the same period in the prior year.  The decrease in other revenues was due primarily to lower tenant rental income as a result of vacancies and rent concessions.

Promotional allowances were $3.8 million and $4.4 million for the three months ended September 30, 2009 and 2008, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.  Promotional allowances decreased due to a concerted effort to reduce promotional costs and due to less complimentary offering redemptions.

Costs and Expenses

Casino costs and expenses for the three months ended September 30, 2009 were $5.2 million, a decrease of $1.5 million, or 22.0%, from $6.7 million for the comparable period in the prior year.  The decrease in casino expenses was primarily due to a $0.7 million reduction in gaming marketing and promotional expenses, a $0.6 million reduction in slot and table game payroll and related costs and a $0.1 million reduction in gaming taxes.

Room rental costs and expenses for the three months ended September 30, 2009 were $4.8 million, a decrease of $1.6 million, or 24.7%, from $6.4 million for the comparable period in the prior year.  The decrease in room rental expenses partially offsets the $3.4 million decrease in room rental revenues and correlates with the 7.6% reduction in occupied rooms.  The decrease is primarily due to a $1.3 million reduction in room division payroll and related costs and a $0.2 million reduction in convention rebates and credit card processing fees.

Food and Beverage costs and expenses for the three months ended September 30, 2009 were $3.7 million, a decrease of $0.9 million, or 20.1%, from $4.6 million for the comparable period in the prior year.  The decrease was primarily due to a $0.8 million food and beverage payroll and related costs reduction.

Entertainment department costs and expenses for the three months ended September 30, 2009 were $0.8 million, a decrease of $1.2 million, or 59.8%, from $2.0 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is primarily due to a $1.0 million reduction in contractual payments to the entertainment producers as a result of less ticket sales due to the weak economy and the closure of select entertainment acts.

Other general and administrative expenses for the three months ended September 30, 2009 were $6.2 million, a decrease of $1.0 million, or 14.6%, from $7.2 million for the comparable period in the prior year.  The decrease in other general and administrative expenses was due primarily to a $0.7 million reduction in general and administrative and property maintenance payroll and related costs due primarily to workforce reductions and the elimination of the 401k matching contribution and a $0.3 million reduction in insurance, legal and professional costs.

Depreciation and amortization expenses for the three months ended September 30, 2009 were $2.6 million, a decrease of $0.2 million, or 9.7%, from $2.8 million for the comparable period in the prior year.  The decrease in depreciation and amortization expenses was due primarily to the full depreciation of select assets since the third quarter of 2008.

Income (Loss) from Operations

Loss from operations for the three months ended September 30, 2009 was $0.7 million compared to income from operations of $0.2 million for the comparable period in the prior year.  The decrease of $0.9 million is principally due to decreased net revenues that were not offset with equivalent reductions in costs and expenses.

Operating margin for the three months ended September 30, 2009 was a negative 3.1% due to the loss from operations.  Operating margin for the three months ended September 30, 2008 was 0.8%.  Operating margins decreased primarily due to the $15.66, or 20.8%, reduction in average daily room rates and the $1.3 million decrease in slot machine revenues.

Riviera Black Hawk

Revenues

Net revenues for the three months ended September 30, 2009 were $12.0 million, an increase of $2.0 million, or 20.3%, from $10.0 million for the comparable period in the prior year.  The increase was primarily due to a $1.9 million increase in casino revenues to $11.6 million for the three months ended September 30, 2009 from $9.7 million for the same period in the prior year.  Casino revenues are comprised of revenues from slot machines and table games.

Slot machine revenues increased $1.4 million, or 14.8%, to $10.9 million from $9.5 million for the comparable period in the prior year.  Slot machine revenues increased primarily due to additional wagering as a result of the passage of Colorado Amendment 50 permitting increased betting limits and extended hours.  Increased betting and extended hours were implemented July 2, 2009.   Amounts wagered on slot machines increased $33.7 million to $214.7 million from $181.0 million for the comparable period in the prior year.  Additionally, slot machine win per unit per day increased $32.18, or 25.7%, to $157.42 from $125.24 for the same period in the prior year.  The increase in slot win per unit per day was due primarily to additional amounts wagered and approximately 70 less slot machines during the third quarter of 2009 in comparison to the same period in the prior year.  There were 750 slot machines on the casino floor as of September 30, 2009.  Cash incentives given to slot machine players, which are deducted from slot machine winnings to arrive at slot machine revenues, increased $1.1 million, or 56.0%, to $3.2 million for the three months ended September 30, 2009 compared to $2.1 million for the same period in the prior year.  Cash incentives increased as a result of a concerted effort to retain and build our market share.

Table games revenue increased $0.5 million from $0.2 million to $0.7 million for the three months ended September 30, 2009 primarily as a result of increased wagering due to the July 2, 2009 implementation of increased betting limits, extended hours and roulette gaming as permitted with the passage of Colorado Amendment 50.

Food and beverage revenues were $2.0 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively.  Food and beverage revenues for the three months ended September 30, 2009 include $1.6 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.  Food and beverage revenues improved primarily as a result of additional complimentary offerings to high-value guests in an effort to increase visitations and casino revenues.

Promotional allowances were $1.7 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively.  Promotional allowances are comprised of food and beverage and other items provided on a complimentary basis primarily to our high-value casino players.  Promotional allowances increased due to additional food and beverage items provided to high-value guests on a complimentary basis as described above.

Costs and Expenses

Costs and expenses for the three months ended September 30, 2009 were $10.7 million, an increase of $2.0 million, or 22%, from $8.7 million for the comparable period in the prior year.

Costs and expenses increased primarily due to a $1.7 million increase in casino costs and expenses and a $0.2 million increase in food and beverage costs and expenses.

Casino costs and expenses increased primarily due to a $1.0 million increase in marketing, advertising and promotional expenses and a $0.5 million increase in gaming taxes as a result of higher casino revenues.  The increase in marketing, advertisement and promotional expenses was due to additional costs associated with implementing increased betting limits, extended hours and roulette gaming on July 2, 2009 as permitted with the passage of Colorado Amendment 50 and additional costs associated with efforts to retain and grow our slot machine player customer base.

Food and beverage costs and expenses increased primarily as a result of higher food costs and payroll and related expenses correlating with the $0.6 million increase in food and beverage revenues.

Income from Operations

Income from operations for the three months ended September 30, 2009 were $1.3 million, an increase of $0.1 million, or 8.3%, from $1.2 million for the comparable period in the prior year.  The increase is related primarily to increased casino revenues as described above.

Operating margins were 11.2% for the three months ended September 30, 2009 in comparison to 12.4% for the comparable period in the prior year.  Operating margins decreased primarily due to increased costs associated with the implementation of increased betting limits, extended hours and roulette gaming as permitted with the passage of Colorado Amendment 50 as described above.

Consolidated Operations

(Loss) Income from Operations

Loss from operations for the three months ended September 30, 2009 was $1.0 million, a decline of $1.2 million, or 616.4%, from income from operations of $0.2 million for the same period in the prior year.  The decline was due to a $5.6 million decrease in consolidated net revenues partially offset by a $4.4 million decrease in consolidated costs and expenses.  Consolidated net revenues decreased as a result of a $7.6 million net revenue decrease in Riviera Las Vegas partially offset by a $2.0 million net revenues increase in Riviera Black Hawk.  The decrease in consolidated costs and expenses was due primarily to a costs and expenses reduction of $6.7 million in Riviera Las Vegas partially offset by costs and expenses increases of $2.0 million and $0.4 million in Riviera Black Hawk and Corporate, respectively.  Corporate costs and expenses increased primarily due to restructuring fees of $0.6 million incurred during the three months ended September 30, 2009 (see Notes 3 and 5 to the Condensed Consolidated Financial Statements).

Other Expense

Other expense was of $3.7 million for the three months ended September 30, 2009 and the three months ended September 30, 2008.  Interest expense decreased $0.6 million during the three months ended September 30, 2009 but was fully offset by a $0.6 million gain in the fair value of derivative instruments during the three months ended September 30, 2008.  The decrease in interest expense was the result of lower interest rates primarily due to the termination of our swap fixed interest rate on July 27, 2009.   Interest rates for the Term Loan and Revolver balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins which were lower than our swap fixed interest rate during the three months ended September 30, 2009.

Net Loss

Net losses for the three months ended September 30, 2009 and 2008 were $4.7 million and $3.5 million, respectively.  The $1.2 million additional loss in comparison to the same period in the prior year was due to the $1.2 decline in (loss) income from operations.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  Income from operations does not include intercompany management fees.

	Nine Months		Incr	Incr
(In Thousands)	2009	2008	$ (Decr)	% (Decr)
Net Revenues:
Riviera Las Vegas	$71,995	$101,206	$(29,211)	(28.9%)
Riviera Black Hawk	31,936	32,579	(643)	(2.0%)
Total Net Revenues	$103,931	$133,785	$(29,854)	(25.9%)

Property Income from Operations:
Riviera Las Vegas	891	9,983	(9,092)	(91.1%)
Riviera Black Hawk	4,178	5,580	(1,402)	(25.1%)
Total Property Income from Operations	5,069	15,563	(10,494)	(67.4%)

Other Corporate Expenses:
Equity Compensation	(425)	(620)	195	31.5%
M&A and Development Costs	—	(104)	104	100%
Other Corporate Expense	(2,762)	(2,900)	138	4.8%
Restructuring Fees	(2,106)	—	(2,106)	(100%)
Total Corporate Expenses	(5,293)	(3,624)	(1,669)	(46.1%)

Total Income from Operations	$(224)	$11,939	$(12,163)	(101.9%)

Operating Margins (1)
Riviera Las Vegas	1.2%	9.9%		(8.7%)
Riviera Black Hawk	13.1%	17.1%		(4.0%)

(1)	Operating margins represent income from operations by property as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the nine months ended September 30, 2009 were $72.0 million, a decrease of $29.2 million, or 28.9%, from $101.2 million for the comparable period in the prior year.

Casino revenues for the nine months ended September 30, 2009 were $32.4 million, a decrease of $6.9 million, or 17.6%, from $39.3 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $25.7 million, a decrease of $3.8 million, or 13.0%, from $29.5 million and table game revenue was $5.9 million, a decrease of $2.3 million, or 28.4%, from $8.2 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy and less walk-in business.  Slot machine win per unit per day for the nine months ended September 30, 2009 was $99.56, a decrease of $18.30, or 15.5%, from $117.86 for the comparable period in the prior year.

Room revenues for the nine months ended September 30, 2009 were $27.7 million, a decrease of $13.9 million, or 33.4%, from $41.6 million for the comparable period in the prior year.  The decrease in room rental revenues was primarily due to a decrease in average daily room rates. The average daily room rate, or ADR, was $62.27, a decrease of $26.02, or 29.5%, from $88.29 for the comparable period in the prior year.  The decrease in ADR was due mostly to lower leisure segment rates in the first nine months of 2009 in comparison to the same period in the prior year and a shift in the occupied room mix from higher rated convention segment occupancy to lower rated leisure segment occupancy.  Leisure segment average daily room rates were $42.01 for the nine months ended September 30, 2009, a decrease of $28.45, or 40.4%, from $70.46 for the same period in the prior year.  Additionally, leisure segment and convention segment occupied rooms comprised 61.1% and 21.5% of total occupied rooms, respectively, for the nine months ended September 30, 2009 in comparison to 41.3% and 40.2%, respectively, for the same period in the prior year.  Convention segment demand decreased substantially due to the effects of the ongoing recession and increased competition.

Hotel room occupancy per available room for the nine months ended September 30, 2009 was 76.7% compared to 84.4% for the same period in the prior year.  During the nine months ended September 30, 2008, on average, approximately 7% of the hotel rooms were unavailable due to construction related to our room renovation project.  Hotel room occupancy, including rooms unavailable due to construction, was 77.9% for the nine months ended September 30, 2008.  Revenue per available room, or RevPar, was $47.73 a decrease of $26.78, or 35.9%, from $74.51 for the comparable period in the prior year.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  The decrease in RevPar was the result of decreases in occupied rooms and average daily room rates as described above.  Room revenues include $5.3 million in revenues related to hotel room nights offered to high-value guests on a complimentary basis.

Food and beverage revenues for the nine months ended September 30, 2009 was $13.3 million, a decrease of $5.3 million, or 28.3%, from $18.6 million for the comparable period in the prior year.  The decrease was due to a $3.7 million decrease in food revenues and a $1.6 million decrease in beverage revenues.  Food covers decreased 14.8% and the average check decreased 15.6% from the comparable period in the prior year as a result of the weak economy, reduced hotel occupancy and the strategic closure of select food and beverage outlets during low hotel occupancy periods.  Beverage revenues decreased primarily as a result of less complimentary drinks served from our casino bars due to reduced casino patronage.   Food and beverage revenues include $3.3 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.

Entertainment revenues for the nine months ended September 30, 2009 were $6.5 million, a decrease of $3.7 million, or 36.1%, from $10.2 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  Entertainment revenues include $2.8 million in revenues related to show tickets offered to high-value guests on a complimentary basis.

Other revenues for the nine months ended September 30, 2009 were $4.0 million, a decrease of $0.8 million, or 16.4%, from $4.8 million for the same period in the prior year.  The decrease in other revenues was due primarily to a $0.4 million reduction in tenant rental income as a result of vacancies and rent concessions and a $0.2 million reduction in telephone revenues as a result of less occupancy and call volume.  Additionally, the nine months ended September 30, 2008 included $0.2 million in income from the reclassification of unclaimed slot token liabilities and the sale of fully depreciated equipment.

Promotional allowances were $11.9 million and $13.3 million for the nine months ended September 30, 2009 and 2008, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.  Promotional allowances decreased due to a concerted effort to reduce promotional costs and as a result of less complimentary offering redemptions.

Costs and Expenses

Casino costs and expenses for the nine months ended September 30, 2009 were $17.2 million, a decrease of $4.4 million, or 20.5%, from $21.6 million for the comparable period in the prior year.  The decrease in casino expenses was due primarily to a $2.6 million reduction in slot and table game payroll and related costs, a $1.3 million decrease in marketing and promotional costs and a $0.5 million reduction in gaming related taxes.

Room rental costs and expenses for the nine months ended September 30, 2009 were $14.5 million, a decrease of $5.1 million, or 26.3%, from $19.6 million for the comparable period in the prior year.  The decrease in room rental costs and expenses is primarily due to a decrease of $3.3 million in room division payroll and related costs, a reduction of $0.9 million in convention commissions and rebates, a decrease of $0.4 million in rooms division and convention services operating expenses, a decline of $0.3 million in credit card processing fees and a reduction of $0.1 million in travel agent commissions.

Food and Beverage costs and expenses for the nine months ended September 30, 2009 were $11.0 million, a decrease of $4.3 million, or 28.5%, from $15.3 million for the comparable period in the prior year.  The decrease was due primarily to a $3.3 million decrease in food and beverage payroll and related costs, a $0.6 million reduction in food and beverage cost of sales and a $0.4 million reduction in food and beverage operating expenses.  To manage costs during low occupancy periods, select food and beverage venues were closed.

Entertainment department costs and expenses for the nine months ended September 30, 2009 were $2.6 million, a decrease of $3.8 million, or 59.1%, from $6.4 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is primarily due to a $2.9 million reduction in contractual payments to the entertainment producers and reductions in payroll and related costs as a result of less ticket sales due to the weak economy and the closure of select entertainment acts.

Other general and administrative expenses for the nine months ended September 30, 2009 were $17.4 million, a decrease of $3.3 million, or 16.1%, from $20.7 million for the comparable period in the prior year.  The decrease in other general and administrative expenses was due primarily to a $2.0 million reduction in general and administrative and property maintenance payroll and related costs primarily due to workforce reductions and the elimination of the 401k matching contribution, a $0.4 million reduction in utilities expenses primarily due to lower natural gas costs and a $0.6 million reduction in various general and administrative and property maintenance operating expenses.

Depreciation and amortization expenses for the nine months ended September 30, 2009 were $8.2 million, an increase of $0.5 million, or 7.5%, from $7.7 million for the comparable period in the prior year.  The increase in depreciation and amortization expenses was due primarily to asset additions during 2008 related to our hotel room renovation.

Income from Operations

Income from operations for the nine months ended September 30, 2009 were $0.9 million, a decrease of $9.1 million, or 91.1%, from $10.0 million for the comparable period in the prior year.  The decrease is principally due to the $29.2 million decrease in net revenues with insufficient offsetting reductions in costs and expenses.

Operating margins were 1.2% for the nine months ended September 30, 2009 in comparison to 9.9% for the comparable period in the prior year.  Operating margins decreased primarily due to the $26.02 decrease in ADR and a $3.8 million decrease in revenue in the high margin slot profit center.

Riviera Black Hawk

Revenues

Net revenues for the nine months ended September 30, 2009 were $31.9 million, a decrease of $0.7 million, or 2.0%, from $32.6 million for the comparable period in the prior year.  The decrease was primarily due to a $0.6 decrease in casino revenues to $31.1 million from $31.7 million in the comparable period in the prior year.  Casino revenues are comprised of revenues from slot machines and revenues from table games.

Slot machine revenues were $30.0 million, a decrease of $0.9 million, or 2.9%, from $30.9 million for the comparable period in the prior year.  Slot machine revenues decreased primarily as a result of higher cash incentives to our high-value slot machine players.  Cash incentives given to slot machine players, which are deducted from slot machine winnings, increased $1.7 million, or 25.6%, to $8.1 million for the nine months ended September 30, 2009.  Cash incentives increased as a result of a concerted effort to retain and build market share.   Amounts wagered on slot machines during the nine months ended September 30, 2009 were $575.0 million, an increase of $4.4 million, or 0.8%, from $570.6 million for the comparable period in the prior year.  Additionally, slot machine win per unit per day increased $13.34, or 10.2%, to $144.68 from $131.34 for the same period in the prior year.  The increase in slot win per unit per day was the result of approximately 100 fewer slot machines on the casino floor during the nine months ended September 30, 2009 in comparison to the same period in the prior year. There were 750 slot machines on the casino floor as of September 30, 2009.

Table games revenue increased $0.3 million to $1.1 million for million for the nine months ended September 30, 2009 from $0.8 million for the comparable period in the prior year.  The increase was the result of increased wagering due to the July 2, 2009 implementation of increased betting limits, extended hours and roulette gaming as permitted with the passage of Colorado Amendment 50.

Food and beverage revenues were $4.6 million for the nine months ended September 30, 2009 and were $3.9 million for the comparable period in the prior year.   Food and beverage revenues increased due to additional items offered to high-value casino customers on a complimentary basis.  Food and beverage revenues related to items offered on a complimentary basis were $3.7 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase was the result of a concerted effort to increase customer visitations and casino revenues.

Promotional allowances were $4.1 million for the nine months ended September 30, 2009 and $3.4 million for the comparable period in the prior year.  Promotional allowances are comprised of food and beverage and other items provided on a complimentary basis primarily to our high-value casino players.  Promotional allowances increased primarily due to additional food and beverage items provided to high-value casino customers on a complimentary basis as referenced above.

Costs and Expenses

Costs and expenses for the nine months ended September 30, 2009 were $27.8 million, an increase of $0.8 million, or 2.8%, from $27.0 million for the comparable period in the prior year.

Costs and expenses increased primarily as a result of a $1.5 million increase in casino costs and expenses offset by lower general and administrative costs and expenses.

Casino costs and expenses increased as a result of a $0.9 million increase in advertising expenses, a $0.2 million increase in payroll and related expenses, a $0.1 million increase in gaming taxes and a $0.1 million increase in contract labor.  Advertising expenses increased as a result of additional costs associated with a marketing awareness campaign to launch increased betting limits, extended hours and roulette gaming on July 2, 2009 as permitted with the passage of Colorado Amendment 50.

General and administrative expenses decreased primarily due to the elimination of the 401k matching contribution, reduced legal and consulting fees and the realization of a workers compensation insurance refund.

Income from Operations

Income from operations for the nine months ended September 30, 2009 were $4.2 million, a decrease of $1.4 million, or 25.1%, from $5.6 million for the comparable period in the prior year.  The decrease is related primarily to the lower casino revenues and higher casino costs as described above.

Operating margins were 13.1% for the nine months ended September 30, 2009 in comparison to 17.1% for the comparable period in the prior year.  Operating margins decreased primarily due to increased implementation costs associated with increasing betting, extending hours and commencing roulette gaming on July 2, 2009 as permitted with the passage of Colorado Amendment 50.

Consolidated Operations

(Loss) Income from Operations

Loss from operations for the nine months ended September 30, 2009 was $0.2 million, a decline of $12.1 million, or 101.9%, from income from operations of $11.9 million for the same period in the prior year.

The decrease in income from operations was due to a $29.9 million decrease in consolidated net revenues partially offset by a $17.8 million decrease in consolidated costs and expenses.  Consolidated net revenues decreased as a result of a $29.2 million net revenue decrease in Riviera Las Vegas and a $0.6 million net revenues increase in Riviera Black Hawk.  The decrease in consolidated costs and expenses was due primarily to a costs and expenses reduction of $20.1 million in Riviera Las Vegas partially offset by costs and expenses increases of $0.8 million and $1.7 million in Riviera Black Hawk and Corporate, respectively.  Corporate costs and expenses increased primarily due to restructuring fees of $2.1 million incurred during the nine months ended September 30, 2009 (see Notes 3 and 5 to the Condensed Consolidated Financial Statements).

Other Expense

Other expense was $19.0 million and $11.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The primary reason for the $7.9 million increase in other expense was a decrease in the fair value of derivatives of $6.9 million and a $1.1 million increase in interest expense.  During the nine month period ended September 30, 2009, the change in the fair value of derivatives resulted in a loss of $5.3 million compared to a gain of $1.6 million for the comparable period in the prior year.  The increase in interest expense was due primarily to the assessment of default interest expense as described in Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Net (Loss) Income

Net loss for the nine months ended September 30, 2009 was $19.2 million, a decline of $20.0 million, from net income of $0.8 million for the comparable period in the prior year.  The decline was due to the $12.1 million decrease in consolidated income from operations combined with the $7.9 million increase in other expense.

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

We had cash and cash equivalents of $21.2 million and $13.5 million as of September 30, 2009 and December 31, 2008, respectively.  Our cash and cash equivalents increased $7.8 million during the nine months ended September 30, 2009 as a result of $9.8 million in net cash provided by operating activities partially offset by $2.0 million in net cash used in investing activities due to maintenance capital expenditures at both Riviera Las Vegas and Black Hawk.  Cash and cash equivalents would have decreased by approximately $5.9 million had we paid accrued interest of $13.7 million related to our Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements).  The $9.8 million in net cash provided by operating activities was due primarily to $19.2 million in net loss plus $11.3 million in non-cash depreciation and amortization, $5.3 million in non-cash changes in the fair value of derivatives and $13.6 million in interest expense recorded but not paid partially offset by $1.4 million in changes in operating assets and liabilities (excluding changes in accrued interest liability).

Cash and cash equivalents decreased by $8.3 million during the nine months ended September 30, 2008 due to $18.0 million in net cash used in investing activities partially offset by $7.2 million in net cash provided by operating activities and $2.5 million in net cash provided by financing activities.  Net cash used in investing activities included $16.3 million in capital expenditures for Riviera Las Vegas primarily as a result of expenditures related to our hotel room renovation project and $1.6 million in capital expenditure for Riviera Black Hawk maintenance capital expenditures.  The $7.2 million in net cash provided by operating activities was due primarily to $0.8 million in net income plus $11.1 million in non-cash depreciation and amortization and $0.6 million in non-cash stock based compensation partially offset by $1.6 million in non-cash changes in the fair value of derivative instruments and $4.0 million in changes in operating assets and liabilities due mostly to reductions in accounts payable and accrued expense liabilities.  The $2.5 million in net cash provided by financing activities was primarily the result of a $2.5 million draw on our revolving credit facility during the three months ended September 30, 2008.

Our cash and cash equivalents includes amounts that could be required, upon five days’ notice, to fund our CEO’s (Mr. Westerman’s) pension obligation in a rabbi trust.  As of September 30, 2009, the pension obligation due Mr. Westerman was $250,000 plus interest.  The entire pension obligation, plus interest, was paid to Mr. Westerman on October 2, 2009.

2007 Credit Facility and Swap Agreement

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the Subsidiaries) entered into a $245 million Credit Agreement  (the Credit Agreement together with related security agreements and other credit-related agreements, the Credit Facility) with Wachovia Bank, National Association (Wachovia), as administrative agent.  On June 29, 2007, in conjunction with the Credit Facility, the Company entered into an interest rate swap agreement with Wachovia as the counterparty that became effective June 29, 2007 (the Swap Agreement).

The Credit Facility includes a $225 million seven-year term loan (Term Loan), with no amortization for the first three years, a one percent amortization for each of years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down of 50% of excess cash flows, as defined therein.  The Credit Facility included a $20 million five-year Revolver (Revolver) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (Standby L/Cs).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolver commitment from $20 million to $3 million.  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of any LIBOR rate loans.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

Prior to certain events of default that occurred in fiscal 2009 (the 2009 Credit Defaults) described below, the rate for the Term Loan was LIBOR plus 2.0%.  Pursuant to the Swap Agreement that RHC entered into with Wachovia under the Credit Facility, substantially the entire Term Loan, with quarterly step-downs, bore interest at an effective fixed rate of 7.485% (7.405% for 2008) per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the Swap Agreement) prior to the Credit Facility Defaults.  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $203.9 million as of September 30, 2009.

RHC used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the Indenture), with The Bank of New York as trustee (the Trustee), governing the 11% Notes.  On June 8, 2007 RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was executed on July 9, 2007.

Prior to the 2009 Credit Defaults, the interest rate on loans under the Revolver depended on whether they were in the form of revolving loans or swingline loans (Swingline Loans).  Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elects to treat the loan as an Alternate Base Rate loan (ABR Loan) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.  Prior to the 2009 Credit Defaults, the applicable percentage for Swingline Loans ranged from 0.50% to 1% depending on the Consolidated Leverage Ratio as defined in our Credit Facility Credit Agreement.  Our Consolidated Leverage Ratio was 14.99 for the four quarters ending September 30, 2009, which exceeded the maximum allowable Consolidated Leverage Ratio set forth in the Credit Agreement.  This ratio test is only applicable if we have more than $2.5 million in Revolver borrowings at the end of the applicable quarter.

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

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest of $13.9 million for the nine months ended September 30, 2009.  Consequently, we elected not to make these payments.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

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

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate is approximately 6.25% per annum.  Consequently, the Company has incurred approximately $3 million in default interest related to the Credit Facility and Swap Agreement for the nine months ended September 30, 2009.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (Swap Default Notice) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleges that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company has not paid the overdue amount and the applicable grace period to make this payment has expired.  As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.  As of September 30, 2009, the amount outstanding under the Swap Agreement was $22.1 million.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (the Early Termination Notice) from Wachovia in connection with an alleged event of default that occurred under the Swap Agreement.  Receipt of the Early Termination Notice was previously disclosed on a Form 8-K filed with the SEC on July 29, 2009.  The Early Termination Notice alleges that an event of default has occurred and is continuing pursuant to Sections 5(a)(i) and 5(a)(vi)(1) of the Swap Agreement.  Section 5(a)(i) of the Swap Agreement addresses payments and deliveries specified under the Swap Agreement and Section 5(a)(vi)(1) of the Swap Agreement addresses cross defaults. The Early Termination Notice provides that Wachovia designated an early termination date of July 27, 2009 in respect of all remaining transactions governed by the Swap Agreement, including an interest rate swap transaction with a trade date of May 31, 2007.

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which includes $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolver balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of September 30, 2009, our Term Loan and Revolver bear interest at approximately 6.25%.

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

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2008.  For a further discussion of our accounting policies, see Note 3, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

As of September 30, 2009, we had $227.7 million in borrowings.  The borrowings include a balance of $225.0 million on our Term Loan and $2.5 million outstanding on our $3.0 million Revolving Credit Facility both of which were in default as of September 30, 2009.  The borrowings also include a balance on a capital equipment lease, which matures in 2013 and bears interest at 5.5%.

Prior to July 27, 2009, we were not susceptible to interest rate risk because our outstanding debt was primarily at a fixed rate as a result of the interest rate swap associated with our Term Loan.  Under our Swap Agreement, we paid a fixed rate of 5.485% plus 2% on the notional amount, which was $203.9 million at September 30, 2009, with a June 8, 2014 expiration date.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (See Note 5 to the Condensed Consolidated Financial Statements) from Wachovia in connection with an alleged event of default that occurred under our Swap Agreement.  The Early Termination Notice provides that Wachovia designated an early termination date of July 27, 2009 (the “Early Termination Date”).  On July 28, 2009, in connection with the Early Termination Notice, we received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which includes $4.4 million recorded in accrued interest.  Pursuant to the Swap Agreement, upon the occurrence of an Early Termination Date, no further payments by either party under the Swap Agreement are required to be made other than the total amounts owing to Wachovia by the Company, which were accelerated and are due immediately.

Prior to the Early Termination Date, for the reasons described in Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q, effective March 31, 2009, the Term Loan interest rate was increased to and locked at approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate was locked at approximately 6.25% per annum, plus the interest rate swap incurred additional interest of 1% per annum on any overdue amounts under the Swap Agreement.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolver balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins (see Note 5 to the Condensed Consolidated Financial Statements).  As of September 30, 2009, our Term Loan and Revolver bear interest at approximately 6.25%.

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

In addition, authoritative guidance for accounting for uncertainty in income taxes requires that we book any future unrealized tax payments (see Note 3 to the Condensed Consolidated Financial Statements above).  However, the Company does not have any reserves for uncertain tax positions at this time.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Dollars in Thousands)
	2009	2010	2011	2012	2013	There- after	Total	Fair Value at 9/30/09
Long –Term Debt Including Current Portions
Equipment loans and capital leases-Black Hawk	$44	$43	$44	$39			$170	$170
Average interest rate	5.5%	5.5%	5.5%	5.5%
$225 million Term Loan	$225,000						$225,000	$108,000
Average interest rate	6.25%

Notes Payable	$2,500						$2,500	$1,200
Average interest rate	6.25%

Total of all Long-Term Debt, Including Current Portions	$227,544	$43	$44	$39	$0	$0	$227,670	$109,370

Other Long - Term Liabilities Including Current Portion

CEO pension plan obligation	$253						$253	$253
Average interest rate	5.5%

Interest rate derivatives

Derivative instrument	$22,148							$22,148
Average receivable rate	1.25%
Average payable rate	5.5%

Expected Interest		$14,590	$15,035	$15,484	$12,879	$1,051

Item 4.	Controls and Procedures

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On February 9, 2009, multiple plaintiffs commenced an action in the Superior Court of the State of California, Los Angeles County, against the Company and seven other defendants.   The action stems from a tour bus accident that occurred in Arizona on January 30, 2009, in which 7 passengers died and 10 other passengers were injured.  On May 12, 2009, the plaintiffs filed a First Amended Complaint for Damages (the Complaint) in which the plaintiffs allege, among other things, that the Company had a contractual relationship with the other defendants, including the tour bus operator.  The plaintiffs are seeking monetary damages in connection with this matter. On June 23, 2009, the Company filed a Motion to Quash the matter on a jurisdictional basis.  The hearing on this Motion took place on July 27, 2009, at which time the Plaintiffs requested an opportunity to file a supplemental brief after conducting additional discovery.  The Court reheard this Motion on September 28, 2009, and granted the Company’s Motion to Quash at that time.

We are also party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino.  We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 3.	Defaults Upon Senior Securities

See Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 6.	Exhibits

See list of exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

By:	/s/ William L. Westerman
William L. Westerman
Chairman of the Board and Chief Executive Officer

By:	/s/ Phillip B. Simons
Phillip B. Simons
Treasurer and Chief Financial Officer

Date: November 9, 2009

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