Form 10-K
period 2009-12-31
RIVIERA HOLDINGS CORP
filed 2010-03-26
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-21430

RIVIERA HOLDINGS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0296885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (702) 734-5110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

Based on the closing sale price of the registrant's common stock on the Pink OTC Markets over-the-counter electronic quotation system on June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $6,361,258.

As of March 25, 2010, the number of outstanding shares of the registrant's common stock was 12,452,355.

Page 1 of 94 pages
Exhibit Index Appears on Page 91 hereof

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

Item 1.	Business	1

	General	1
	Significant Events	1
	Riviera Las Vegas	4
	Riviera Black Hawk	7
	Competitive Environment	8
	Employees and Labor Relations	11
	Regulation and Licensing	11
	Federal Registration	21

Item 1A.	Risk Factors	21

Item 1B.	Unresolved Staff Comments	35

Item 2.	Properties	35

Item 3.	Legal Proceedings	36

Item 4.	Reserved	36

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36

Item 6.	Selected Financial Data	37

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38

	Results of Operations	42
	2009 Compared to 2008	42
	2008 Compared to 2007	49
	Liquidity and Capital Resources	54
	Current Economic Environment	56
	Off-Balance Sheet Arrangements	57
	Critical Accounting Policies and Estimates	57
	Recently Issued Accounting Standards	59
	Forward-Looking Statements	60

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	62

Item 8.	Financial Statements and Supplementary Data	62

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62

Item 9A.	Controls and Procedures	62

i

ii

PART I

Item 1.	Business

General

Riviera Holdings Corporation, a Nevada corporation (the “Company”), through its wholly-owned subsidiary, Riviera Operating Corporation (“ROC”), owns and operates the Riviera Hotel & Casino (“Riviera Las Vegas”) located on the Las Vegas Boulevard in Las Vegas, Nevada. Riviera Las Vegas, which opened in 1955, has a long-standing reputation for delivering traditional Las Vegas-style gaming, entertainment and other amenities.  The Company was incorporated in Nevada on January 27, 1993.

The Company, through its wholly owned subsidiary, Riviera Black Hawk, Inc. (“RBH”), owns and operates the Riviera Black Hawk Casino (“Riviera Black Hawk”), a casino in Black Hawk, Colorado, which opened on February 4, 2000.

The Company determines segments based upon geographic gaming markets and reviews corporate expenses separately.  The Company has two segments: the Las Vegas, Nevada market and the Black Hawk, Colorado market.  Operating results for each segment are disclosed in Note 19 of the Notes to the Consolidated Financial Statements included in this document.

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

Significant Events

2009 Credit Defaults

On June 8, 2007, the Company and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the “Subsidiaries”) entered into a $245 million Credit Agreement (the “Credit Agreement” together with related security agreements and other credit-related agreements, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as administrative agent.   On February 22, 2010, the Company received a notice from Wachovia informing the Company that Wachovia was resigning as administrative agent, subject to the appointment of a successor administrative agent by the Required Lenders under the Credit Agreement within 30 days of the notice or by Wachovia, and that Wachovia was resigning as the Issuing Lender under the Credit Agreement effective as of the date of the notice.  The Credit Facility consists of a $225 million term loan that matures on June 8, 2014 (the “Term Loan”) and a $20 million five-year revolving credit facility that was reduced to $3 million (“Revolving Credit Facility”).  On June 29, 2007, in conjunction with the Credit Facility, the Company entered into an interest rate swap agreement with Wachovia as the counterparty that became effective June 29, 2007 (the “Swap Agreement”).

As previously disclosed on a Form 8-K filed with the SEC on March 4, 2009, the Company received a notice of default on February 26, 2009 (the “February Notice”) from Wachovia with respect to the Credit Facility in connection with the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provided that as a result of the default, the Company would no longer have the option to request LIBOR Rate Loans as defined in the Credit Agreement.  Consequently, the Term Loan was converted to an Alternative Base Rate Loan, as defined in the Credit Agreement, effective March 31, 2009.

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest including default interest as described below of $17.8 million for the twelve months ended December 31, 2009.  Consequently, we elected not to make these payments.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the “April Default Notice”) from Wachovia.  The April Default Notice alleges that subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a “going concern” modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statements; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The April Default Notice also states that in addition to the foregoing events of default that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR rate loan on March 30, 2009 (the “LIBOR Payment”), (ii) the commitment fee on March 31, 2009 (the “Commitment Fee Payment”), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the “ABR Payment” and together with the LIBOR Payment and Commitment Fee Payment, the “March 31st Payments”).  The Company has not paid the March 31st Payments and the applicable grace period to make these payments has expired.  The April Default Notice states that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans are available to the Company at this time.

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate is approximately 6.25% per annum.  The Company has incurred approximately $5 million in default interest related to the Credit Facility and Swap Agreement for the twelve months ended December 31, 2009.

On April 1, 2009, the Company also received Notice of Event of Default and Reservation of Rights (the “Swap Default Notice”) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleges that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company has not paid the overdue amount and the applicable grace period to make this payment has expired.  Any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate was in addition to the interest rate that would otherwise be applicable under the Swap Agreement.

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

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which includes $4.4 million in accrued interest.  As of December 31, 2009, the interest rate swap liability was $22.1 million which equals the mark to market amount reflected in the Notice of Amount Due Following Early Termination.  Additionally, accrued interest as of December 31, 2009 includes $5.0 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination and $0.6 million in default interest pursuant to the Swap Agreement termination.

As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolver balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of December 31, 2009, our Term Loan and Revolver bear interest at approximately 6.25%.

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

Due to the defaults discussed above (the “2009 Credit Defaults”) and the potential risk of Bankruptcy, there is substantial doubt about the Company’s ability to continue as a going concern.  As a result, our independent registered public accounting firm has included an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern in their audit reports contained in this Annual Report on Form 10-K for the year ended December 31, 2009 and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Voluntary Delisting from NYSE AMEX LLC

As previously disclosed on a Form 8-K filed with the SEC on June 5, 2009, the Company received a deficiency letter (the “Deficiency Letter”) on June 1, 2009 from NYSE Amex LLC (the “Exchange”), which was formerly known as the NYSE Alternext US LLC and the American Stock Exchange, indicating that the Company did not meet certain of the Exchange’s continued listing standards, as set forth in the NYSE Amex Company Guide (the “Company Guide”), and had therefore become subject to the continued listing evaluation and follow-up procedures and requirements of the Company Guide.  Specifically, the Deficiency Letter provided notice that the Company had sustained losses which were so substantial in relation to its overall operations or its existing financial resources, or its financial condition had become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

In order to maintain its listing on the Exchange, the Company was required to submit a plan of compliance to the Exchange by July 1, 2009, advising the Exchange of action it has taken, or will take, that would bring the Company into compliance with the Company Guide by November 27, 2009.  As the Company did not believe that it could take the steps necessary to satisfy the continued listing criteria of the Exchange within the prescribed time frame, the Company’s Board of Directors approved a plan to voluntarily withdraw the Company’s common stock from trading on the Exchange.  On June 5, 2009, the Company provided notice to the Exchange of its intent to voluntarily delist its common stock from the Exchange and filed a Form 25 to inform the Securities and Exchange Commission accordingly on June 15, 2009.  Trading of the Company’s common stock on the NYSE AMEX exchange was suspended as of the close of trading on June 25, 2009.  Effective June 26, 2009, the Company’s common stock is available for quotation on the Pink OTC Markets, Inc. (the “Pink Sheets”) under the symbol “RVHL”.

Riviera Las Vegas

General

Riviera Las Vegas is located on the corner of Las Vegas Boulevard and Riviera Boulevard in Clark County, Nevada, across Las Vegas Boulevard from the Circus Circus Las Vegas Resort and Casino and the Echelon construction project and just south of the Fontainebleau project.  Boyd Gaming Corporation, the owner of the Echelon project, suspended construction on the project indefinitely as a result of economic issues.  The Fontainebleau project was owned by Fontainebleau Las Vegas LLC which filed for Chapter 11 bankruptcy protection in June 2009.  The property was acquired by Icahn Nevada Gaming Acquisition LLC January 2010, pending bankruptcy court approval.  Plans for the project are unknown.

Gaming

Riviera Las Vegas has approximately 100,000 square feet of casino space.  The casino currently has approximately 900 slot machines, 32 gaming tables and 8 poker tables.  The casino also includes a race and sports book, which is operated by Leroy’s, a subsidiary of American Wagering, Inc.

Hotel

Riviera Las Vegas’ hotel is comprised of five towers with 2,075 guest rooms, including 177 suites, as follows:

Tower Description	Year Built	Std. Rooms	Suites	Total	Latest Remodel Year

North Tower	1955	379	11	390	2008
South Tower	1967	132	30	162	2008
Monte Carlo	1974	216	81	297	2005
San Remo	1977	241	6	247	2008
Monaco	1988	930	49	979	2008
Total		1,898	177	2,075

Restaurants

Riviera Las Vegas offers four bars and four restaurants and offers banquet event service as well as room service.  The following outlines the type of service provided and total seating capacity for each restaurant:

Name	Type	Seating Capacity

Kady's	Coffee Shop	290
Kristofer's	Steak and Seafood	162
Ristorante Italiano *	Italian	126
World's Fare Buffet	All-you-can-eat	366

Total		944

* closed indefinitely commencing February 2009

In addition, Riviera Las Vegas operates three snack bars and has a 200 seat fast-food “food court” which had several fast food locations operating during 2009.  The food court operation was managed by and leased to a third party until November 2008 when we commenced leasing out the food court locations to independent fast food operators.  As of December 31, 2009, seven of nine food court locations were leased to independent fast food operators.  In addition, Riviera Las Vegas leases space to the operator of The Banana Leaf Restaurant which is a full service restaurant serving Asian cuisine.  The Banana Leaf Restaurant, which is located adjacent to the casino floor, opened in the first quarter of 2007.

Convention Center

Riviera Las Vegas features approximately 160,000 square feet of convention, meeting and banquet space.  The convention center is one of the larger convention facilities in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people.  Features include ample convention, meeting and banquet facilities in addition to teleconferencing, wireless internet, satellite uplink capabilities and 12 skyboxes.

Entertainment

Riviera Las Vegas has an extensive entertainment program.  The following outlines the type of service provided and total seating capacity for each entertainment center:

Name	Type	Seating Capacity

Versailles	Variety	875
La Cage	Variety	575
Crazy Girls	Adult Revue	375
Comedy Club	Comedy	350
Le Bistro	Variety	190

A majority of our shows are owned and operated by third parties.  We receive ticket sales commissions and a predetermined number of complimentary tickets that we use primarily for marketing and promotions.  In addition, we receive any gaming and food and beverage revenues from show patrons.

Marketing Strategies - Gaming

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

Generating customer loyalty is a critical component of our business strategy as retaining customers is less expensive than attracting new ones.  Consequently, we store all of our Club Riviera player’s information in a proprietary database program which we use for sending special offerings to Club Riviera members based on a variety of criteria.   We frequently use discounted or complimentary meals at our restaurants, accommodations at our hotel and tickets at our shows to incentivize Club Riviera members and other prospective customers to come and game at our property.   All slot machine and table game players are encouraged to join Club Riviera.  We entice customers to enroll in the players club with a variety of incentives including free slot machine play offers.  Once a player joins Club Riviera, we can track their level of play and gain useful information about their preferences.  We offer qualifying customers personalized service, credit availability and access to a variety of complimentary or reduced-rate hotel room, dinner and entertainment options.  We have found that an individualized marketing approach has been successful in generating revenue and repeat business.

We also seek to maximize the number of people who patronize the Riviera Las Vegas but who are not guests in the hotel by capitalizing on Riviera Las Vegas’ Las Vegas Strip location and proximity to the Las Vegas Convention Center, the Circus Circus, the Sahara, the Las Vegas Hilton, the Wynn Las Vegas, the Wynn Encore and various time-share and condominium properties.  To attract walk-in traffic, we added the 11,000 square foot Leroy’s Race & Sports Book, Bar & Grill which opened February 2008 adjacent to the Las Vegas Strip sidewalk.  However, the dormant Echelon and Fontainebleau projects have resulted in and continue to cause a significant reduction in walk-in traffic.

Marketing Strategies - Rooms

We continue to focus on our convention customer.  To better market to these customers, we have conducted extensive research to better understand their preferences.  We have learned that an upgraded hotel room is a primary differentiator.  As a result, we upgraded most of our rooms during 2007 and 2008.  Our marketing team uses our recently remodeled hotel rooms to sell prospective convention customers.

The convention market consists of two groups:  (1) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (2) those attending city-wide events, usually held at the Las Vegas Convention Center.  We target convention business because it typically provides patrons willing to pay higher room rates and we are able to capitalize on certain advance planning benefits because conventions are often booked one to two years in advance of the event date.  We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rates, banquet and function spending habits.  We also benefit from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip.  In 2009, we derived approximately 22% of our hotel occupancy and approximately 35% of our room revenues from convention customers and we consider them to be a critical component of our customer base.

In addition to our convention customer, we have found that our customers also use tour and travel “package” options to reduce the cost of travel, lodging and entertainment.  These packages are produced by wholesale operators and travel agents and often emphasize mid-week and longer duration stays.  Tour and Travel patrons often book at off-peak periods, helping us to maintain occupancy levels throughout the year.  We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market.  We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat slot customers.

Finally, we are increasingly focused on customers that book their stay using the internet.  These customers are in search of convenience, a bargain, and the ability to reserve a hotel room shortly before arrival.  This market segment continues to grow as consumers grow increasingly comfortable using the internet.  Approximately 39% of our 2009 occupied rooms were from customers that booked their stay using the internet compared to 21% in the prior year.  We can quickly and efficiently adjust our room rate offerings on various internet websites.  As a result, we often utilize the internet as a vehicle for quickly booking hotel room reservations on dates with lower occupancy.

Riviera Black Hawk

Business

Riviera Black Hawk, which opened on February 4, 2000, is located in Black Hawk, Colorado, approximately 40 miles west of Denver.  Our casino is the first casino encountered by visitors arriving from Denver on Highway 119.  It features the fourth largest number of gaming devices in the market with approximately 750 slot machines and 9 table games.  For Colorado gaming and tax law purposes, each slot machine or table game is considered one gaming device.

We also offer a variety of non-gaming amenities designed to help differentiate our casino, including:

•	parking spaces for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options;

•	a 252 seat casual buffet-styled restaurant;

•	a delicatessen;

•	one casino bar; and

•	a ballroom with seating for approximately 200 people.

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

We benefit from strong walk-in traffic, which is primarily the result of our proximity to the Colorado Central Station and Isle of Capri properties.  We have and continue to develop specific marketing programs designed to attract these walk-in customers.  We emphasize that the Riviera Black Hawk offers quality food and beverage, friendly service and promotions designed specifically for the Black Hawk/Central City consumer.

Until recently, only limited stakes gaming, which is defined as a maximum single bet of $5, was legal in the Black Hawk/Central City market.  However, Colorado Amendment 50, which was approved by voters on November 4, 2008, allowed residents of Black Hawk and Central City to vote to extend casino hours, approve additional games, and increase the maximum bet limit.  On January 13, 2009, residents of Black Hawk voted to enable Black Hawk casino operators to extend casino hours, add the table games of craps and roulette and increase the maximum betting limit to $100.  On July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced operating roulette.  To increase awareness of the increased betting limits, extended hours and the addition of roulette at Riviera Black Hawk, we aggressively promoted the property employing several media sources including television.  We continue to refine our marketing and promotional strategies in order to maximize the benefits associated with the passage of Colorado Amendment 50.

Competitive Environment

Las Vegas, Nevada

Las Vegas is a highly competitive environment offering a variety of hospitality and entertainment options.   Additionally, during 2009, more options became available with several casinos/hotels openings or expansions.  Additional casino/hotel openings are planned for 2010.  Available room inventory increased 8,412, or 6.0%, from 140,529 as of December 31, 2008 to 148,941 as of December 31, 2009.

While the supply of new casinos/hotels continues to grow, demand has not kept pace.  According to the Las Vegas Convention and Visitors Authority (LVCVA), the number of people visiting Las Vegas declined 3% to 36.4 million visitors in 2009 from 37.5 million visitors in 2008.  To attract customers to their properties, casino/hotel operators reduced hotel room rates and marketed gaming customers aggressively with various offerings.  Regardless, Las Vegas hotel room occupancy, which is defined as occupied hotel rooms divided by total available hotel rooms, declined 4.5% to 85.3% for the year ended December 31, 2009.  In addition, average daily room rate, which is defined as hotel room revenue divided by occupied hotel rooms, declined 22% to $92.93 for the twelve months ended December 31, 2009.

Riviera Las Vegas competes with all Las Vegas area casinos but primarily with certain large casino/hotels located on or near the Las Vegas Strip.  Many of these properties offer more and better amenities than those offered by Riviera Las Vegas and many of our direct competitors have significantly greater resources than we do.  To compete, we have to lower our average daily room rates as these properties lower their average daily room rates.  Because of our position within the market, the increase in hotel room supply and impact of the weak economy on consumer spending, our average daily rates declined $22.21, or 26.8%, to $60.60 from $82.81 in the prior year.  Moreover, our hotel room occupancy declined to 77.4% from 83.8% in the prior year.

We also compete for people who come and spend money at Riviera Las Vegas who are not guests in our hotel.  We capitalize on our location on the Las Vegas Strip across from the Circus Circus Hotel and Casino.  However, the dormant Echelon and Fontainebleau projects have resulted in and continue to cause a significant reduction in walk-in traffic.

In addition to competing with other casinos/hotels in the Las Vegas area, we compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on and off track wagering, card parlors and other forms of cruise ship gaming and other forms of legalized gaming in the United States.  To a lesser extent, we also compete with gaming on cruise ships and gaming in other parts of the world.  In addition, certain states recently legalized or are considering legalizing casino gaming in specific geographical areas within those states and internationally.  Any future development of casinos, lotteries or other forms of gaming in other states and internationally could have a material adverse effect on our results of operations.

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

As a result of the abovementioned competitive environment challenges in the Las Vegas market, there can be no assurance that we will compete successfully in the future.

Black Hawk, Colorado

The Black Hawk gaming market is characterized by intense competition.  The primary competitive market differentiators are location, availability and convenience of parking, number of gaming devices, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere.  We have determined that our primary competitors are the Ameristar Black Hawk, the Isle of Capri/Lady Luck (“Central City” property was renamed “Lady Luck” in 2009), the Lodge and the Mardi Gras.  These are the larger gaming facilities located in our immediate area offering considerable amenities with established reputations in the local market.

As described above, effective July 2, 2009, due to the passage of Colorado Amendment 50, Black Hawk casino operators were permitted to increase betting limits, extend hours and implement additional games.  To capitalize on these changes, our primary competitors invested and continue to invest in their properties.  The Ameristar Black Hawk added a 536 room hotel tower, expanded its parking garage to 1,550 parking spaces and added a diner.  The Isle of Capri/Lady Luck added four craps tables and three roulette tables and plan to invest an additional $35 million to upgrade the casino floor.  The Lodge expanded its gaming space and added 100 slot machines, two craps tables and a roulette table.    Lastly, the Mardi Gras remodeled two of its restaurants and added two craps tables and a roulette table.

Currently, Ameristar Black Hawk has 1,640 slot machines, 33 gaming tables, 536 hotel rooms and several food and beverage outlets.  The Isle of Capri/Lady Luck has 1,900 slot machines, 42 gaming tables, 402 hotel rooms and various food and beverage outlets.  The Lodge has 1,000 slot machines, 39 gaming tables, 50 hotel rooms and various food and beverage outlets.  Finally, the Mardi Gras has 680 slot machines, 16 gaming tables and various food and beverage outlets.

While the passage of Colorado Amendment 50 benefited the Black Hawk/Central City gaming market, the Colorado smoking ban, which became effective for Black Hawk/Central City casinos on January 1, 2008, has had an adverse effect on our results of operations.  While we have installed outdoor smoking decks to accommodate our guests who smoke, we believe that that the smoking ban in Colorado has had and will continue to have an adverse affect.

The competitive environment in Colorado continues to change and the future is uncertain.  Limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado.  However, gaming could be approved in other Colorado communities in the future.  The legalization of gaming closer to Denver would likely have a material adverse effect on our results of operations.

We compete with other forms of gaming in Colorado, including the state lottery, horse and dog racing, as well as other forms of entertainment.  Colorado voters previously rejected a proposal that would have authorized video lottery terminals in five racetracks in Colorado.  However, there is no guarantee that such a proposal or similar one will be rejected in the future.  If these or similar initiatives are pursued in Colorado and gain the necessary approvals, then our Colorado operations would likely be adversely affected.

As a result of the abovementioned competitive environment challenges in the Black Hawk gaming market, there can be no assurance that we will compete successfully in the future.

Employees and Labor Relations

Riviera Las Vegas

As of December 31, 2009, Riviera Las Vegas had 893 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 600 employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians and painters.  Riviera Las Vegas’ agreements with the Painters’ Union and Carpenters’ Union expire on May 31, 2010 and July 31, 2011, respectively.  Agreements with the Southern Nevada Culinary and Bartenders Union, which cover the majority of our unionized employees, were renewed in 2007 and expire in 2013 (term of agreement was extended for one year during 2009).  Our agreement with the Stagehands Union was renewed in 2009 and expires in 2012.  Our agreement with the Teamsters Union (primarily covers rooms department employees) was renewed in 2008 and expires in 2013.  Our Operating Engineers Union agreement was renewed in 2009 and expires in 2011 and our Electrician Union agreement was renewed in 2009 and expires in 2012.  Our collective bargaining agreement with the Musicians Union expired in 1999 and we continue to operate under the terms of that agreement.  Although unions have been active in Las Vegas, Riviera Las Vegas considers its employee relations to be satisfactory.  There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Las Vegas.

Riviera Black Hawk

As of December 31, 2009, Riviera Black Hawk had 233 full-time equivalent employees none of whom are covered by collective bargaining agreements.  There can be no assurance that unions will not succeed in organizing parts or all of our labor force at Riviera Black Hawk.  If any union is successful in organizing at Riviera Black Hawk, there can be no assurance that an agreement will be reached without union action or on mutually satisfactory terms.

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

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission.  The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing.  However, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 11% of our voting securities as a result of a stock repurchase by us may not be required to file such an application.  Further, an institutional investor that acquires more than 10% but not more than 25% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only.  An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of our voting securities and maintain its waiver where the additional ownership results from a stock repurchase by us.  An institutional investor shall not be deemed to hold our voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities which are deemed consistent with holding our voting securities for investment purposes only include:  (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent.  If the beneficial holder of our voting securities who must be found suitable is a business entity or trust, it must submit detailed business and financial information including a list of beneficial owners.  The applicant is required to pay all costs of investigation.

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

Trademarks, Service Marks and Logos

Pursuant to a license agreement, Riviera Las Vegas licenses the use at Riviera Black Hawk of all of the trademarks, service marks and logos used by Riviera Las Vegas.  The license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Federal Registration

Riviera Operating Corporation is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines.  All requisite filings for 2009 have been made.

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

Risks Relating To Our Business And Our Capital Structure

We Are in Breach of Covenants Under Our Credit Facility Including Timely Payments of Interest

During 2009, the Company did not comply with all covenants under the Credit Facility, including its obligation to make payments under the Credit Facility (see “Significant Events – 2009 Credit Defaults” within Item 1 above).   With the aid of our financial advisors and outside counsel, we are continuing to negotiate with our various creditor constituencies to refinance or restructure our debt.  We are not sure if we will be successful in completing a refinancing or consensual out-of-court restructuring.  If we are unable to do so, we will likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.  As a result of the 2009 Credit Defaults described in Item 1 and the potential risk of Bankruptcy, there is substantial doubt about the Company’s ability to continue as a going concern (see Note 2 to the consolidated financial statements below).

Our Independent Registered Public Accounting Firm Has Expressed Doubt About Our Ability To Continue As A Going Concern.  This Could Make It More Difficult For Us To Raise Funds and Adversely Affect Our Relationships With Lenders, Investors And Suppliers

Our independent registered public accounting firm included an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern in their audit reports contained in this Annual Report on Form 10-K for the year ended December 31, 2009 and in our Annual Report on Form 10-K for the year ended December 31, 2008.  We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow.

Our ability to continue as a going concern will be determined by our ability to obtain additional funding or restructure or negotiate waivers on our existing indebtedness and to generate sufficient revenue to cover our operating expenses.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Current Disruption in the Credit Markets and its Effects on the Global and Domestic Economies Could Adversely Affect our Business.

Recent substantial volatility in the global capital markets and widely-documented commercial credit market disruptions had a significant negative impact on financial markets, as well as the global and domestic economies.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global financial markets will improve.  There is now general consensus among economists that the economies of the U.S. and much of the rest of the world have been in a deep recession.  As a result, we have and are continuing to experience reduced demand for our hotel rooms, gaming products and other services.  Continued declines in demand and in consumer and commercial spending may drive us and our competitors to continue to reduce pricing, in particularly room rates, which would have a negative impact on our gross profit.  These adverse effects would likely be exacerbated if current global economic conditions persist or worsen resulting in wide-ranging, adverse and prolonged effects on general business conditions and our operations, financial results and liquidity.

Our Significant Indebtedness Could Adversely Affect Our Financial Health And Prevent Us From Fulfilling Our Obligations Under Our Outstanding Indebtedness

We have a significant amount of debt, which could have important consequences to our stockholders and significant effects on our business and our ability to satisfy our debt obligations.  Our significant amount of debt could;

•
cause an event of default if we fail to comply with the restrictive covenants in our Credit Facility, as is the case with the 2009 Credit Defaults, which could result in all of our indebtedness becoming immediately due and payable and would permit certain lenders to foreclose on our assets securing that indebtedness (We may not be able to restructure or refinance our indebtedness should this occur);

•	cause us to seek protection under Chapter 11 of the U. S. Bankruptcy Code if we are unsuccessful in completing a refinancing or consensual out-of-court restructuring;

•	increase our vulnerability to adverse economic or industry conditions or a downturn in our business;

•	limit our ability to repay our Credit Facility if we are required to do so as a result of a change in control of our company or regulatory requirements;

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

The fair market value of the collateral securing our Credit Facility may not be sufficient to pay the amounts owed under our Credit Facility.  As a result, holders of our Credit Facility may not receive full payment following an event of default.

 Our Credit Facility and the guarantees thereof are secured by a security interest in substantially all of our existing and future assets (other than certain excluded assets), subject to certain limitations.

 The proceeds of any sale of collateral following an event of default with respect to our Credit Facility may not be sufficient to satisfy, and may be substantially less than, amounts due under the Credit Facility.  The total value of the collateral may be less than the amount due under the Credit Facility.

 The value of the collateral in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  The collateral does not include contracts, agreements, licenses (including gaming, and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein.  Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral.  By its nature, some or all of the collateral may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in its liquidation.  To the extent that liens, security interests and other rights granted to other parties (including the lenders under our senior secured credit facility) encumber assets owned by us, those parties have or may exercise rights and remedies with respect to the property subject to their liens that could adversely affect the value of that collateral and the ability of the trustee under the indenture governing the Credit Facility or the holders of the Credit Facility to realize or foreclose on that collateral.  Consequently, we cannot assure the lenders that liquidating the collateral securing the Credit Facility would produce proceeds in an amount sufficient to pay any amounts due under the Credit Facility after also satisfying the obligations to pay any creditors with prior claims on the collateral.

The gaming licensing process, along with bankruptcy laws and other laws relating to foreclosure and sale, as discussed below, also could substantially delay or prevent the ability of the trustee or any holder of the Credit Facility to obtain the benefit of any collateral securing the Credit Facility.  Such delays could have a material adverse effect on the value of the collateral.

If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Credit Facility, the holders of the Credit Facility (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.

Gaming laws, bankruptcy laws and other factors may delay or otherwise impede the trustee’s ability to foreclose on the collateral securing the Credit Facility.

 The gaming laws of the States of Nevada and Colorado and the licensing processes, along with other laws relating to foreclosure and sale, could substantially delay or prevent the ability of the trustee or any lender of the Credit Facility to obtain the benefit of any collateral securing the Credit Facility.  For example, if the trustee sought to operate, or retain an operator for, any of our gaming properties, the trustee would be required to obtain Nevada gaming licenses.  Potential purchasers of our gaming properties or the gaming equipment would also be required to obtain a Nevada gaming license.  This could limit the number of potential purchasers in a sale of our gaming properties or gaming equipment, which may delay the sale of and reduce the price paid for the collateral.

In addition, the trustee’s ability to repossess and dispose of collateral is subject to the procedural and other restrictions of state real estate, commercial and gaming law, as well as the prior approval of the lenders under our Credit Facility.  Among other things, if the trustee did conduct a foreclosure sale, and if the proceeds of the sale were insufficient, after expenses, to pay all amounts due under the Credit Facility, the trustee might, under certain circumstances, be permitted to assert a deficiency claim against us.  There can be no assurance that the trustee would be able to obtain a judgment for the deficiency or that we would have sufficient other assets to pay a deficiency judgment.

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

 The bankruptcy court might permit us to continue to use the collateral while the bankruptcy case was pending, even with the Credit Facility being in default.  Under the Bankruptcy Code, lenders of Credit Facility and the trustee would be entitled to “adequate protection” of the interest of lenders of Credit Facility in the collateral, if necessary to protect against any diminution in value during the case.  Because the Bankruptcy Code does not define “adequate protection,” and because the bankruptcy court has broad discretion, however, there can be no assurance that the court would require us to provide lenders of Credit Facility with any form of “adequate protection,” or that any protection so ordered would, in fact, be adequate.

 In a bankruptcy case, the court would allow a claim for all amounts due under the Credit Facility, including all accrued and unpaid interest through the date of bankruptcy.  Under the Bankruptcy Code, interest stops accruing on the date of bankruptcy except under certain specified circumstances, and there can be no assurance that the court would allow a claim for post-bankruptcy interest.  If the court held that the value of the collateral securing the Credit Facility was less than the amount due, the trustee would be permitted to assert a secured claim in an amount equal to the collateral’s value and an unsecured claim for the deficiency.

For these and other reasons, if we or our subsidiaries become debtors in cases under the Bankruptcy Code, there can be no assurance:

•	whether any payments under the notes would be made;

•	whether or when the trustee could foreclose upon or sell the collateral;

•	whether the term or other conditions or any rights of the lenders could be altered in a bankruptcy case without the trustee’s or the lenders’ consent;

•	whether the trustee or the lenders would be able to enforce the note holders’ rights against the guarantors under their guarantees; or

•	whether or to what extent holders of the Credit Facility would be compensated for any delay in payment or decline in the collateral’s value.

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

The number of casinos on Native American lands has increased since enactment of the Indian Gaming Regulatory Act of 1988.  In 2000, California voters approved an amendment to the California Constitution that allows Las Vegas-style gaming on Native American lands in that state.  Additionally, California voters recently passed Propositions 94, 95, 96 and 97 which allow two tribes near San Diego to each increase their slot machine volume from 2,000 slot machines to 7,500 slot machines and two tribes near Palm Springs to each increase their slot machine volume from 2,000 slot machines to 5,000 slot machines.  While it is difficult to determine the impact of these new gaming jurisdictions, the continued expansion of gaming in California poses a more serious threat to the continued growth of Las Vegas.  We also compete, to some extent, with other forms of gaming on both a local and national level, including state sponsored lotteries, Internet gaming, on- and off-track wagering and card parlors.

In particular, the legalization of gaming or the expansion of legalized gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition, results of operations and future prospects.

Increased competition may also require us to make substantial capital expenditures to maintain or enhance the competitive positions of our two properties.  Because we are highly leveraged and have considerable constraints on our available cash, we might not have sufficient financing to make such expenditures.  If we are unable to make such expenditures, our competitive position, results of operations and future prospects could be materially and adversely affected.

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

•	a decline in the number of visitors to Las Vegas or the number of Colorado residents who visit Black Hawk;

•	a decline in hotel room rates in Las Vegas due to increased hotel room supply without offsetting hotel room demand;

•	a decline in the number of hotel guest in Las Vegas due to the 3% hotel room tax increase bill which was approved by the Nevada Legislature in March 2009; and

•	a potential increase in the gaming tax rate in any jurisdiction in which we operate.

We Are Dependent On Key Personnel Whom We Might Have Difficulty Replacing Due To  Market Perceptions About Our Prospects

Our ability to operate successfully is dependent, in part, upon the continued services of certain of our executive personnel.  Our loss of any of them or our inability to attract or retain key employees in the future could have a material adverse effect on us.

Market perceptions about our future prospects due to the 2009 Credit Defaults described in Item 1 above and the possibility that we may have to seek protection under Chapter 11 of the U. S. Bankruptcy Code if we are unsuccessful in completing a refinancing or consensual out-of-court restructuring may make it more difficult for us to find suitable replacements if we lose the services of our executives or other key personnel, which in turn might make it more difficult for us to attract and retain qualified personnel at that high level.

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

Our Business, Financial Condition, Results Of Operations And Future Prospects Are Dependent On Many Factors That Are Beyond Our Control

The economic health of our business is generally affected by a number of factors that are beyond our control, including:

•	the ability to successfully complete a refinancing or out-of-court restructuring our Credit Facility;

•	the ability of our secured lenders to commence foreclosure proceedings as a result of the 2009 Credit Defaults described in Item 1 above;

•	general economic conditions including the impact of a continued or worsening economic recession;

•	economic conditions specific to our primary markets;

•	general condition of the banking and credit markets;

•	decline in tourism and travel due to concerns about homeland security, terrorism or other destabilizing events;

•	decline in the Las Vegas convention business;

•	the ability to renegotiate union contracts in Las Vegas;

•
intense competitive conditions in the gaming industry including the possibility of the approval of video lottery terminals and/or slot machines at racetracks in and around the Denver area and the effect such conditions may have on the pricing of our games and products;

•	changes in the regulatory regimes affecting our business, including changes to applicable gaming, employment, environmental or tax regulations;

•	inaccessibility to our property due to construction on adjoining or nearby properties, streets or walkways;

•	substantial increases in the cost of electricity, natural gas and other forms of energy;

•	local conditions in key gaming markets, including seasonal and weather-related factors;

•	increased transportation costs;

•	levels of disposable income of casino customers;

•	continued increases in health care costs;

•	increases in gaming taxes or fees;

•	increases in Clark County facilities inspection fees and resulting remedial actions;

•	the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar;

•	an outbreak or suspicion of an outbreak of an infectious communicable disease; and

•	the impact of the smoking ban in Colorado on our Riviera Black Hawk property which became effective January 1, 2008 and the possible adoption of additional anti-smoking regulations.

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

In addition to concerns about war, homeland security and terrorism, other factors affecting discretionary consumer spending include; consumers’ confidence in general or regional economic conditions, consumers’ disposable income, consumers fears of a continued or worsening economic recession or an economic depression.  Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on our pricing and harming our operations.

If the State of Nevada or Clark County increases gaming taxes and fees, our results of operations could be adversely affected.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  If the State of Nevada or Clark County, Nevada were to increase gaming taxes and fees, our results of operations could be adversely affected.  There are several gaming tax increase proposals currently circulating in Nevada. One such proposal, a 3% increase in the room tax, was approved in March 2009 by the Nevada legislature. These proposals would take the form of voter referendum.  If successfully implemented, such an increase would have a material adverse affect on our financial condition, results of operations or cash flows.

If Clark County increases facilities inspection fees and such inspections result in significant remedial actions, our results of operations could be adversely affected.

During the last several months, Clark County Authorities commenced a program to inspect the facilities at Las Vegas hotels and casinos primarily for building code compliance and life and safety issues.  Inspections of Riviera Las Vegas are scheduled for 2010 and we are responsible for the inspection costs as well as the cost to correct any significant issues outlined in the inspector’s report.  If the costs of these inspections and related corrective actions are significant, it could have a material adverse affect on our financial condition, results of operations or cash flows.

Risks Relating To Our Common Stock

Our Stock Price Has Been Volatile Which Could Result In Substantial Losses For Our Stockholders.

As described “Significant Events - Voluntary Delisting from NYSE AMEX LLC” within Item 1 above, we voluntarily delisted our stock from the NYSE AMEX exchange.  As a result, trading of the Company’s common stock on the NYSE AMEX exchange was suspended as of the close of trading on June 25, 2009.  Effective June 26, 2009, the Company’s common stock was available for quotation on the Pink OTC Markets, Inc. (the “Pink Sheets”) under the symbol “RVHL”.

During the 52 weeks ended January 6, 2010, our stock’s average closing sale price as reported on either the NYSE AMEX exchange or the Pink OTC Markets quotation system fluctuated from a high of $4.79 per share to a low of $0.30 per share.  On average, 26,155 shares traded per day for the three months ended January 6, 2010.  The volatility of the trading price of our stock could be due to many factors including, but not limited to:

•	the effect of the 2009 Credit Defaults, as described in Item 1 above;

•	the possibility that the Company may have to seek protection under Chapter 11 of the U. S. Bankruptcy Code;

•	the effect of our independent auditors expressing doubt about our ability to continue as a going concern;

•	the effect of the voluntary delisting from the NYSE AMEX as described in Item 1 above;

•	the relatively low liquidity and marketability associated with trading in the over-the-counter market;

•	the relatively low trading price of and trading volume for our stock;

•	current economic conditions and expectation regarding future economic conditions;

•	quarterly fluctuations in our financial results;

•	the effect that fluctuations in our stock price will have on other parties’ willingness to make a proposal to acquire us;

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

Our Credit Facility consists of a seven year $225 million term loan which matures on June 8, 2014 and a $3 million five year revolving credit facility.  The terms of the Credit Facility restrict the ability of anyone to effect a change in control of our company.  If anyone acquires 35% or more of our outstanding stock or if other events occur that constitute a change in control according to our Credit Facility, we have to make a prompt offer to repay the Credit Facility.  It is unlikely that we would have the funds to repay the Credit Facility within the required time frame unless we obtained the necessary funding as part of the change in control transaction which adds significantly to the funding that a buyer would need to acquire our company.  Our Credit Facility also would require us to obtain the consent of holders of a majority of the outstanding principal amount of the Credit Facility in order for us to be a party to a merger or to sell all or substantially all of our assets unless, after giving effect to the transaction, we meet certain net worth or financial ratio tests, which might be difficult or impossible for us to meet.

In addition to the above, a buyer would be required to pay our Swap balance of $22.1 million.  Moreover, a buyer would be required to pay accrued interest on the Credit Facility and Swap which was $17.2 million as of December 31, 2009.

Furthermore, our Articles of Incorporation and bylaws contain provisions that could reduce the likelihood of a change in control or acquisition of our company.  These could limit your ability to sell your shares at a premium or otherwise affect the price of our common stock.  These provisions:

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

We Have Never Paid Dividends, Do Not Intend To Pay Dividends In The Foreseeable Future And Cannot Pay Dividends To Any Unsuitable Person

We have never paid dividends on our stock, nor do we anticipate paying dividends in the foreseeable future.  We intend to retain our cash flow or earnings, if any, to use in our ongoing operations.  Also, due to gaming law considerations, our Articles of Incorporation prohibit the payment of dividends to anyone who is deemed an “unsuitable person” or is an affiliate of an “unsuitable person.”

Certain Owners Of Our Stock May Have To File An Application With, And Be Investigated By, The Nevada And/Or Colorado Gaming Authorities.  If That Owner Is Deemed “Unsuitable,” That Stockholder Could Lose Most Of The Attributes Of Being A Stockholder And It Could have a Detrimental Effect On Us

As defined in Nevada gaming regulations, any person who acquires more than 5% of a Registered Corporation's voting securities must report the acquisition to the Nevada Commission.  Nevada gaming regulations also require that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing.  However, an "institutional investor," as defined in the Nevada gaming regulations, which acquires more than 10%, but not more than 11% of our voting securities as a result of a stock repurchase by us may not be required to file such an application.  Further, an institutional investor that acquires more than 10% but not more than 25% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only.  An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of our voting securities and maintain its waiver where the additional ownership results from a stock repurchase by us.  However, any beneficial owner of our voting securities, regardless of the number of shares owned, may be required, at the discretion of the Nevada Commission, to apply for a finding of suitability.  A finding of suitability is comparable to licensing, and the applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting the investigation.

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

Riviera Las Vegas

Riviera Las Vegas is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres.  The building comprises approximately 1.8 million square feet. The building includes approximately 100,000 square feet of casino space, approximately 160,000 square feet of convention, meeting and banquet facility space, 2,075 hotel rooms, three restaurants, a buffet, three snack bars, four showrooms, a lounge and approximately 2,300 parking spaces.  In addition, the building houses Riviera Las Vegas executive and administrative offices.

There are approximately 35 food and retail concessions operated under individual leases with third parties. The leases are for periods from one month to several years.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective June 26, 2009, our common stock was available for quotation on the Pink Sheets under the symbol “RVHL”.  Prior to that, our common stock had been traded on the NYSE AMEX under the symbol “RIV”.  The “pink sheets” is an over-the-counter market which generally provides significantly less liquidity than established stock exchanges such as the NYSE AMEX, and quotes for stocks included in the “pink sheets” are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely in the “pink sheets” may be difficult to obtain, and shareholders may find it difficult to resell their shares. As of March 11, 2009, we had approximately 492 stockholders of record and individual participants in security position listings.  There are a significantly greater number of stockholders whose shares are held in street name. Based on information we collected as of March 11, 2009, we estimate that we have at least 2,141 beneficial holders in total.

As described in “Significant Events - Voluntary Delisting from NYSE AMEX” in Item 1 above, we voluntarily delisted our common stock from the NYSE AMEX due to our belief that we could not take the steps necessary to satisfy the continued listing criteria of the NYSE AMEX within the prescribed time frame that the NYSE AMEX gave the Company to cure certain listing deficiencies.  In order to be re-listed, we will need to meet certain listing requirements. There can be no assurance that we will be able to meet such listing requirements.

The table below sets forth (a) the high and low sale prices of the Common Stock by quarter for the year ended December 31, 2008 and the first  two fiscal quarters of 2009, based on closing prices of Common Stock reported on the NYSE AMEX exchange and (b) the high and low bid prices of the Common Stock by quarter for the last two fiscal quarters of 2009, based on closing prices of Common Stock reported on the Pink Sheets, which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
HIGH	$4.79	$2.42	$0.79	$0.74
LOW	1.05	0.34	0.40	0.30

2008
HIGH	$29.73	$21.72	$12.31	$6.87
LOW	18.62	10.00	7.35	2.50
Equity Compensation Plan Information (as of December 31, 2009)

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	220,800	$7.82	1,078,000

Equity compensation plans not approved by security holders (2)	35,100	N/A	188,172	(1)

Total	255,900	$7.82	1,266,172

(1)
Of the 188,172 shares referenced in column C of the above table, 142,152 are from our Restricted Stock Plan and 46,020 are from our Stock Compensation Plan for Directors Serving on the Compensation Committee, which are described in Notes 14 and 15 of our consolidated financial statements included in this report.  We have a Stock Compensation Plan, under which directors who are members of the Compensation Committee have the right to receive all or part of their annual fees in the form of Common Stock having a fair market value equal to the amount of their fees.  Of the 50,000 shares that are allocated to this plan, 46,020 remain available for issuance.

(2)	Restricted Stock for employees issued in 2005 which was not approved by security holders.

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

2009 Credit Defaults

Our Credit Facility consists of a $225 million term loan that matures on June 8, 2014 and a $20 million five-year revolving credit facility that was reduced to $3 million.  Wachovia Bank, National Association, is the administrative agent in connection with the Credit Facility.  On June 29, 2007, in conjunction with the Credit Facility, the Company entered into an interest rate swap agreement with Wachovia as the counterparty that became effective June 29, 2007.  On February 22, 2010, the Company received a notice from Wachovia informing the Company that Wachovia was resigning as administrative agent, subject to the appointment of a successor administrative agent by the Required Lenders under the Credit Agreement within 30 days of the notice or by Wachovia, and that Wachovia was resigning as the Issuing Lender under the Credit Agreement effective as of the date of the notice.

As previously disclosed on a Form 8-K filed with the SEC on March 4, 2009, the Company received a notice of default on February 26, 2009 from Wachovia with respect to the Credit Facility in connection with the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provided that as a result of the default, the Company would no longer have the option to request LIBOR Rate Loans as defined in the Credit Agreement.  Consequently, the Term Loan was converted to an Alternative Base Rate Loan, as defined in the Credit Agreement, effective March 31, 2009.

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest including default interest as described below of $17.8 million for the twelve months ended December 31, 2009.  Consequently, we elected not to make these payments.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 from Wachovia.  The April Default Notice alleges that subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a “going concern” modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The April Default Notice also states that in addition to the foregoing events of default that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR rate loan on March 30, 2009, (ii) the commitment fee on March 31, 2009, and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the ABR Payment and together with the LIBOR Payment and Commitment Fee Payment, the are referred to as the March 31st Payments).  The Company has not paid the March 31st Payments and the applicable grace period to make these payments has expired.  The April Default Notice states that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans are available to the Company at this time.

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate is approximately 6.25% per annum.  The Company has incurred approximately $5 million in default interest related to the Credit Facility and Swap Agreement for the twelve months ended December 31, 2009.

On April 1, 2009, the Company also received Notice of Event of Default and Reservation of Rights in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleges that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company has not paid the overdue amount and the applicable grace period to make this payment has expired.  Any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate was in addition to the interest rate that would otherwise be applicable under the Swap Agreement.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default from Wachovia in connection with an alleged event of default that occurred under the Swap Agreement.  Receipt of the Early Termination Notice was previously disclosed on a Form 8-K filed with the SEC on July 29, 2009. The Early Termination Notice alleges that an event of default has occurred and is continuing pursuant to Sections 5(a)(i) and 5(a)(vi)(1) of the Swap Agreement.  Section 5(a)(i) of the Swap Agreement addresses payments and deliveries specified under the Swap Agreement and Section 5(a)(vi)(1) of the Swap Agreement addresses cross defaults. The Early Termination Notice provides that Wachovia designated an early termination date of July 27, 2009 in respect of all remaining transactions governed by the Swap Agreement, including an interest rate swap transaction with a trade date of May 31, 2007.

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which includes $4.4 million in accrued interest.  As of December 31, 2009, the interest rate swap liability was $22.1 million which equals the mark to market amount reflected in the Notice of Amount Due Following Early Termination.  Additionally, accrued interest as of December 31, 2009 includes $5.0 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination and $0.6 million in default interest pursuant to the Swap Agreement termination.

As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolver balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of December 31, 2009, our Term Loan and Revolver bear interest at approximately 6.25%.

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

Due to the defaults discussed above and the potential risk of Bankruptcy, there is substantial doubt about the Company’s ability to continue as a going concern.  As a result, our independent registered public accounting firm has included an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern in their audit reports contained in this Annual Report on Form 10-K for the year ended December 31, 2009 and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We own and operate Riviera Las Vegas on the Las Vegas Strip in Las Vegas, Nevada, and Riviera Black Hawk in Black Hawk, Colorado.

Our capital expenditures for Riviera Las Vegas are geared primarily toward maintaining and upgrading our hotel rooms, gaming products, convention space, restaurants, bars and entertainment venues.  In November 2007, we began a comprehensive hotel room remodeling project in Las Vegas.  The hotel room remodel project was suspended during 2008 after spending $18.7 million on the project and completed four of our five hotel towers.  Remodeled hotel rooms feature new Euro beds, flat screen televisions, furniture, carpeting, marble floors and granite countertops.

Our capital expenditures for Riviera Black Hawk are geared primarily toward maintaining and upgrading our gaming products, food and beverage venues and overall facility.  During 2009, in addition to several slot machine purchases, we remodeled our cashiers’ cage and relocated our player’s club function to the new cage.

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

In addition to the above, we continuously strive to maximize the number of people who patronize Las Vegas but who are not guests in our hotel.  We achieve this by capitalizing on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities.  We are well situated for walk-in traffic on the Las Vegas Strip near several major properties including Circus Circus, Las Vegas Hilton, Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects.  While we benefit from our proximity to several major properties, the dormant Echelon and Fontainebleau construction projects have caused a major reduction in walk-in traffic.  We anticipate that our walk-in traffic will be adversely impacted for the foreseeable future.

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

Until recently, only limited stakes gaming, which is defined as a maximum single bet of $5.00, was legal in the Black Hawk/Central City market.  However, Colorado Amendment 50, which was approved by voters on November 4, 2008, allowed residents of Black Hawk and Central City to vote to extend casino hours, approve additional games, and increase the maximum bet limit.  On January 13, 2009, residents of Black Hawk voted to enable Black Hawk casino operators to extend casino hours, add craps and roulette gaming and increase the maximum betting limit to $100 per bet.  On July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced roulette gaming.  We are continuing to evaluate our strategy pertaining to the passage of Colorado Amendment 50.

While the passage of Colorado Amendment 50 benefited the Black Hawk/Central City gaming market, the Colorado smoking ban, which became effective for Black Hawk/Central City casinos on January 1, 2008, has had an adverse effect on our results of operations.  We have installed outdoor smoking decks to accommodate our guests who smoke, however, we believe that that the smoking ban in Colorado has had and will continue to have an adverse affect.

Results of Operations

2009 Compared to 2008

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. EBITDA from properties is presented on the following schedule:

(Dollars in thousands)	2009	2008	Variance $	Variance %
Net Revenues:
Riviera Las Vegas	$91,880	$128,031	$(36,151)	-28.2%
Riviera Black Hawk	42,169	41,729	440	1.1%
Total Net Revenues	$134,049	$169,760	$(35,711)	-21.0%

Property EBITDA
Riviera Las Vegas	$9,635	$18,748	$(9,113)	-48.6%
Riviera Black Hawk	9,892	12,209	(2,317)	-19.0%
Property EBITDA (1)	$19,527	$30,957	$(11,430)	-36.9%

Other costs and expenses:
Corporate expenses
Share-based compensation	579	795	(216)	-27.2%
Other corporate expense	3,496	3,857	(361)	-9.4%
Depreciation and amortization	14,870	14,883	(13)	-0.0%
Mergers, acquisitions and development costs, net	-	191	(191)	NM
Restructuring fees	2,233	-	2,233	NM
Gain on retirement of bonds	(161)	-	(161)	NM
Change in fair value of derivative instruments	5,320	3,556	1,764	49.6%
Interest expense, net	18,049	17,091	958	5.6%
	44,386	40,373	4,013	9.9%

Net loss before income tax provision	(24,859)	(9,416)	(15,443)	-164.0%
Income tax provision	-	(2,446)	2,446	NM
Net loss	$(24,859)	$(11,862)	$(12,997)	-109.6%

Property EBITDA Margins (2)
Riviera Las Vegas	10.5%	14.6%	-4.1%
Riviera Black Hawk	23.5%	29.3%	-5.8%

(1)
Property EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors.  We use property-level EBITDA (EBITDA before corporate expenses) as the primary measure of operating performance of our properties, including the evaluation of operating personnel.  EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments that are not reflected in EBITDA.  Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than we do (see footnote 19 for reconciliation to net loss).

(2)	Property EBITDA margins represent property EBITDA as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the twelve months ended December 31, 2009 were $91.9 million, a decrease of $36.1 million, or 28.2%, from $128.0 million for the comparable period in the prior year.

Casino revenues for the twelve months ended December 31, 2009 were $41.2 million, a decrease of $9.4 million, or 18.6%, from $50.6 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $32.9 million, a decrease of $6.1 million, or 15.6%, from $39.0 million and table game revenue was $7.3 million, a decrease of $3.1 million, or 30.0%, from $10.4 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy, reduced hotel occupancy and less walk-in business.  Slot machine win per unit per day for the twelve months ended December 31, 2009 was $94.84, a decrease of $20.16, or 17.5%, from $115.00 for the comparable period in the prior year.

Room revenues for the twelve months ended December 31, 2009 were $35.5 million, a decrease of $16.9 million, or 32.4%, from $52.4 million for the comparable period in the prior year.  The decrease in room rental revenues was primarily due to a decrease in average daily room rates. The average daily room rate, or ADR, was $60.60, a decrease of $22.21, or 26.8%, from $82.81 for the comparable period in the prior year.  The $22.21 ADR decrease resulted in a $13.2 million decrease in room revenues.  The decrease in ADR was due mostly to lower leisure segment rates in 2009 and a shift in the occupied room mix from higher rated convention segment occupancy to lower rated leisure segment occupancy.  Leisure segment average daily room rates were $41.42 for the twelve months ended December 31, 2009, a decrease of $21.53, or 34.2%, from $62.95 for the same period in the prior year.  Convention segment average daily room rates were $96.41 for the twelve months ended December 31, 2009, a decrease of $11.77, or 10.9%, from $108.18 for the same period in the prior year.  Leisure segment and convention segment occupied rooms comprised 62.6% and 20.8% of total occupied rooms, respectively, for the twelve months ended December 31, 2009 in comparison to 46.9% and 34.2%, respectively, for the same period in the prior year.  Convention segment demand decreased substantially due to the effects of the ongoing recession and increased competition.

Hotel room occupancy per available room for the twelve months ended December 31, 2009 was 77.4% compared to 83.8% for the same period in the prior year.  The 6.4% decrease in hotel room occupancy resulted in a $3.7 million decrease in room revenues.  Revenue per available room, or RevPar, was $46.93 a decrease of $22.47, or 32.4%, from $69.40 for the comparable period in the prior year.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  The decrease in RevPar was the result of a 6% decrease in total occupied rooms and a decrease in average daily room rates as described above.  Room revenues include $6.8 million in revenues related to hotel room nights offered to high-value guests on a complimentary basis.

Food and beverage revenues for the twelve months ended December 31, 2009 was $17.2 million, a decrease of $6.2 million, or 26.5%, from $23.4 million for the comparable period in the prior year.  The decrease was due to a $4.4 million decrease in food revenues and a $1.8 million decrease in beverage revenues.  Food covers decreased 19.7% and the average check decreased 8.4% from the comparable period in the prior year as a result of the weak economy, reduced hotel occupancy and the strategic closure of select food and beverage outlets during low hotel occupancy periods.  Beverage revenues decreased primarily as a result of less complimentary drinks served from our casino bars due to reduced casino patronage.   Food and beverage revenues include $4.1 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.

Entertainment revenues for the twelve months ended December 31, 2009 were $8.0 million, a decrease of $5.4 million, or 40.5%, from $13.4 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  Entertainment revenues include $3.4 million in revenues related to show tickets offered to high-value guests on a complimentary basis.

Other revenues for the twelve months ended December 31, 2009 were $5.0 million, a decrease of $1.4 million, or 21.4%, from $6.4 million for the same period in the prior year.  The decrease in other revenues was due primarily to a $0.8 million reduction in tenant rental income as a result of vacancies and rent concessions and a $0.2 million reduction in telephone revenues as a result of less occupancy and call volume.  Additionally, the twelve months ended December 31, 2008 included $0.4 milllion in miscellaneous income primarily from the reclassification of unclaimed slot token liabilities and the sale of fully depreciated equipment.

Promotional allowances were $14.9 million and $18.1 million for the twelve months ended December 31, 2009 and 2008, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.  Promotional allowances decreased due to a concerted effort to reduce promotional costs and as a result of less complimentary offering redemptions.

Costs and Expenses

Casino costs and expenses for the twelve months ended December 31, 2009 were $22.2 million, a decrease of $6.4 million, or 22.1%, from $28.6 million for the comparable period in the prior year.  The decrease in casino expenses was due primarily to a $3.1 million reduction in slot and table game payroll and related costs, a $2.7 million decrease in marketing and promotional costs and a $0.6 million reduction in gaming related taxes.  Payroll and related costs decreased in conjunction with lower casino revenues and effective cost savings initiatives and marketing and promotional costs decreased due to a concerted effort to reduce these costs and due to less complimentary offering redemptions and related costs..

Room rental costs and expenses for the twelve months ended December 31, 2009 were $18.8 million, a decrease of $6.6 million, or 25.9%, from $25.4 million for the comparable period in the prior year.  The decrease in room rental costs and expenses is primarily due to a decrease of $4.6 million in room division payroll and related costs, a reduction of $1.0 million in convention commissions and rebates, a decrease of $0.3 million in the provision for doubtful accounts, a decline of $0.3 million in credit card processing fees and a reduction of $0.4 million in outside laundry, pest control, and department supplies expenses.

Food and beverage costs and expenses for the twelve months ended December 31, 2009 were $14.2 million, a decrease of $5.0 million, or 25.9%, from $19.2 million for the comparable period in the prior year.  The decrease was due primarily to a $4.1 million decrease in payroll and related costs and a $2.2 million reduction in cost of sales partially offset by a $1.3 million reduction in the amount credited for complimentary food and beverage sales.  The cost of food and beverage complimentary sales is reclassified to casino costs and expenses.  Food and beverage costs and expenses decreased in conjunction with the decrease in food and beverage revenues as described above.

Entertainment costs and expenses for the twelve months ended December 31, 2009 were $3.3 million, a decrease of $4.7 million, or 58.8%, from $8.0 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is primarily due to a $3.8 million reduction in contractual payments to the entertainment producers and reductions in payroll and related costs as a result of less ticket sales due to the weak economy and the closure of select entertainment acts.

General and administrative expenses for the twelve months ended December 31, 2009 were $22.5 million, a decrease of $4.3 million, or 16.2%, from $26.8 million for the comparable period in the prior year.  The decrease in other general and administrative expenses was due primarily to a $2.7 million reduction in general and administrative and property maintenance payroll and related costs primarily due to workforce reductions and the elimination of the 401k matching contribution, a $0.5 million reduction in utilities expenses primarily due to lower natural gas costs and a $1.0 million reduction in various general and administrative and property maintenance operating expenses.

Depreciation and amortization expenses for the twelve months ended December 31, 2009 were $10.8 million, an increase of $0.2 million, or 1.5%, from $10.6 million for the comparable period in the prior year.  The increase in depreciation and amortization expenses was due primarily to asset additions during 2008 related to our hotel room renovation.

(Loss) Income from Operations

Loss from operations for the twelve months ended December 31, 2009 was $0.3 million, a decline of $9.6 million, or 102.8%, from income from operations of $9.3 million for the comparable period in the prior year.  The decrease is principally due to the $36.1 million decrease in net revenues with insufficient offsetting reductions in costs and expenses.

EBITDA margins were 10.5% for the twelve months ended December 31, 2009 in comparison to 14.6% for the comparable period in the prior year.  Operating margins decreased primarily due to the $22.21 decrease in ADR and the $6.1 million decrease in revenue in the high margin slot machine profit center.  EBITDA was $9.6 million for the twelve months ended December 31, 2009 less depreciation and amortization expense of $10.8 million plus management fees of $0.9 million from Riviera Black Hawk equals loss from operations of $0.3 million.

Riviera Black Hawk

Revenues

Net revenues for the twelve months ended December 31, 2009 were $42.2 million, an increase of $0.5 million, or 1.1%, from $41.7 million for the comparable period in the prior year.  The increase was primarily due to stronger casino revenues in the second half of 2009 as a result of the implementation of changes permitted with the passage of Colorado Amendment 50 as described above.  In comparison to the prior year, casino revenues were $2.8 million higher during the second six months of 2009 but $2.5 million lower during the first six months of 2009.  For the twelve months ending December 31, 2009, casino revenues were $41.0, an increase of $0.3 million, or 0.8%, from $40.7 million for the comparable period in the prior year.  Casino revenues are comprised of revenues from slot machines and revenues from table games.

Slot machine revenues for the twelve months ended December 31, 2009 were $39.4 million, a decrease of $0.2 million, or 0.6%, from $39.6 million for the comparable period in the prior year.  Slot machine revenues decreased primarily as a result of higher deductions for cash incentives to our high-value slot machine players and higher deductions for slot machine participation distributions.  Slot machine revenues before the aforementioned deductions were $51.3 million, an increase of $1.6 million, or 3.2%, from $49.7 million for the same period in the prior year.  Cash incentives given to slot machine players increased $1.7 million, or 19.3%, to $10.5 million for the twelve months ended December 31, 2009.  Cash incentives increased as a result of a concerted effort to retain and build slot machine revenue market share.  Consequently, our market share of total Black Hawk slot machine revenues, as reported by the Colorado Department of Gaming, grew to 10.55% from 10.28% for the prior year.  Deductions for slot machine participation distributions increased $0.3 million, or 24.9%, to $1.3 million from $1.0 million for the prior year.  We increased the number of slot machines with participation agreements in order to offer new, popular game themes to our players and increase slot machine win per unit per day.  The participation agreements require us to distribute a predetermined percentage of the slot machine winnings to the slot machine manufacturer in return for allowing us to use the slot machine.  There were a total of 75 slot machines with participation agreements on the casino floor as of December 31, 2009.  This represents a 25% increase in total slot machines with participation agreements from the prior year.

Amounts wagered on slot machines during the twelve months ended December 31, 2009 were $757.0 million, an increase of $9.5 million, or 1.3%, from $747.5 million for the comparable period in the prior year.  The increase was primarily due to additional slot machine play as a result of extended casino hours permitted with the passage of Colorado Amendment 50 as described above.  Additionally, slot machine win per unit per day increased $14.56, or 11.4%, to $142.29 from $127.73 for the same period in the prior year.  The increase in slot machine win per unit per day was the result of approximately 100 fewer slot machines on the casino floor during the twelve months ended December 31, 2009 in comparison to the same period in the prior year. There were 759 slot machines on the casino floor as of December 31, 2009.

Table games revenue increased $0.5 million to $1.6 million for the twelve months ended December 31, 2009 from $1.1 million for the comparable period in the prior year.  The increase was primarily due to increased table games revenues in the second half of 2009 as a result of the implementation of changes permitted with the passage of Colorado Amendment 50 as described above.  In comparison to the prior year, table games revenues were $0.8 million higher during the second six months of 2009 but $0.3 million lower during the first six months of 2009.

Food and beverage revenues were $6.3 million for the twelve months ended December 31, 2009 in comparison to $5.1 million for the comparable period in the prior year.  Food and beverage revenues increased due to additional items offered to high-value casino customers on a complimentary basis.  Food and beverage revenues related to items offered on a complimentary basis were $5.5 million and $4.4 million for the twelve months ended December 31, 2009 and 2008, respectively.  The increase was the result of efforts to increase customer visitations and casino revenues.

Promotional allowances were $5.5 million for the twelve months ended December 31, 2009 and $4.4 million for the comparable period in the prior year.  Promotional allowances are comprised of food and beverage provided on a complimentary basis primarily to our high-value casino players.  Promotional allowances increased due to additional food and beverage items provided to high-value casino customers on a complimentary basis as referenced above.

Costs and Expenses

Costs and expenses for the twelve months ended December 31, 2009 were $37.3 million, an increase of $2.3 million, or 6.5%, from $35.0 million for the prior year.  Costs and expenses increased primarily due to a $2.3 million increase in casino costs and expenses, a $0.3 million increase in general and administrative costs and expenses partially offset by a $0.2 million reduction in depreciation and amortization expenses.

Casino costs and expenses increased primarily as a result of a $0.9 million increase in direct marketing and promotional costs, a $0.9 million increase in advertising expenses and a $0.4 million increase in gaming taxes.  Direct marketing and promotional costs increased as a result of efforts to increase property visitations and build and retain our slot machine player customer base.  Advertising expenses increased primarily as a result of additional costs associated with a marketing campaign to announce extended hours and higher betting limits as permitted with the passage of Colorado Amendment 50 as described above.

General and administrative expenses increased primarily due to increased salaries and wages expenses mostly due to additional cage department costs in conjunction with increased table gaming revenues and as a result of increased benefit costs due mostly to higher management incentive costs.

Depreciation and amortization expenses decreased due to lower depreciation expense due to a reduction in depreciable assets during 2009.

Income from Operations

Income from operations for the twelve months ended December 31, 2009 were $4.9 million, a decrease of $1.8 million, or 27.1%, from $6.7 million for the comparable period in the prior year.  The decrease is related mostly to higher casino costs as described above.

EBITDA margins were 23.5% for the twelve months ended December 31, 2009 in comparison to 29.3% for the comparable period in the prior year.  Operating margins decreased mostly due to increased casino and general and administrative costs and expenses primarily as a result of our efforts to retain and build our slot customer base and implement extended operating hours and higher betting limits as permitted with the passage of Colorado Amendment 50 as described above.  EBITDA was $9.9 million for the twelve months ended December 31, 2009 less depreciation and amortization expense of $4.1 million less management fees of $0.9 million to Riviera Las Vegas equals income from operations of $4.9 million.

Consolidated Operations

(Loss) Income from Operations

Loss from operations for the twelve months ended December 31, 2009 was $1.7 million, a decline of $12.9 million, or 114.7%, from income from operations of $11.2 million for the same period in the prior year.

The decrease in income from operations was due to a $35.7 million decrease in consolidated net revenues partially offset by a $22.8 million decrease in consolidated costs and expenses.  Consolidated net revenues decreased as a result of a $36.2 million net revenue decrease in Riviera Las Vegas and a $0.5 million net revenues increase in Riviera Black Hawk.  The decrease in consolidated costs and expenses was due primarily to a costs and expenses reduction of $26.6 million in Riviera Las Vegas partially offset by costs and expenses increases of $2.3 million and $1.5 million in Riviera Black Hawk and Corporate, respectively.  Corporate costs and expenses increased primarily due to restructuring fees of $2.2 million incurred during the twelve months ended December 31, 2009 partially offset by a reduction in general and administrative costs and expenses primarily due to lower outside audit fees.

Total Interest Expense, net

Total interest expense, net, includes gain (loss) on early retirement of debt, changes in fair value of derivative instruments, and interest expense, net of interest income.  Total interest expense, net, increased $2.6 million to $23.2 million for the twelve months ended December 31, 2009 in comparison to $20.6 million for the prior year.  The primary reason for the $2.6 million increase in interest expense, net was additional expense for the change in the fair value of derivatives of $1.7 million and an increase in interest expense, net of interest income, of $0.9 million.  During the twelve month period ended December 31, 2009, the change in the fair value of derivatives resulted in a $5.3 million expenses compared to a $3.6 million expenses for the comparable period in the prior year.  The increase in interest expense, net of interest income, was due primarily to the assessment of default interest expense as a result of the 2009 Credit Defaults described in Item 1 above.

Net Loss

Net losses for the twelve months ended December 31, 2009 and 2008 was $24.9 million and $11.9 million, respectively.  The $13.0 million decline was due primarily to the $12.9 million decrease in consolidated income from operations, the $2.6 increase in total interest expense, net, partially offset by the $2.4 million reduction in income tax provision.  A $2.4 million income tax provision was recorded in the prior year while no income tax provision was recorded for the twelve months ended December 31, 2009.

2008 Compared to 2007

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. EBITDA from properties is presented on the following schedule:

(Dollars in thousands)	2008	2007	Variance $	Variance %
Net Revenues:
Riviera Las Vegas	$128,031	$151,505	$(23,474)	-15.5%
Riviera Black Hawk	41,729	53,990	(12,261)	-22.7%
Total Net Revenues	$169,760	$205,495	$(35,735)	-17.4%

Property EBITDA
Riviera Las Vegas	$18,748	$30,166	$(11,418)	-37.9%
Riviera Black Hawk	12,209	19,133	(6,924)	-36.2%
Property EBITDA (1)	$30,957	$49,299	$(18,342)	-37.2%

Other costs and expenses:
Corporate expenses
Share-based compensation	795	966	(171)	-17.7%
Other corporate expense	3,857	4,745	(888)	-18.7%
Depreciation and amortization	14,883	13,116	1,767	13.5%
Mergers, acquisitions and development costs, net	191	611	(420)	-68.7%
Asset Impairments	-	72	(72)	NM
Loss on retirement of bonds	-	12,878	(12,878)	NM
Decrease in value of derivative instruments	3,556	13,272	(9,716)	-73.2%
Interest expense, net	17,091	21,897	(4,806)	-21.9%
	40,373	67,557	(27,184)	-40.2%

Net loss before income tax provision	(9,416)	(18,258)	8,842	48.4%
Income tax provision	(2,446)	-	(2,446)	NM
Net loss	$(11,862)	$(18,258)	$6,396	35.0%

Property EBITDA Margins (2)
Riviera Las Vegas	14.6%	19.9%	-5.3%
Riviera Black Hawk	29.3%	35.4%	-6.1%

(1)
Property EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors.  We use property-level EBITDA (EBITDA before corporate expenses) as the primary measure of operating performance of our properties, including the evaluation of operating personnel.  EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments that are not reflected in EBITDA.  Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than we do (see footnote 19 for reconciliation to net loss).

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

Room revenues for the twelve months ended December 31, 2008 were $52.4 million, a decrease of $7.5 million, or 12.5%, from $59.9 million for the comparable period in the prior year. The room rental revenue decrease was primarily attributable to 16.1% and 11.5% decreases in leisure and convention segment occupied rooms, respectively, as a result of higher travel costs, the weaker economy and increased competition. For the twelve months ended December 31, 2008, hotel occupancy was 83.8% in comparison to 93.0% for the comparable period in the prior year. The hotel room occupancy percentage is calculated by dividing total occupied rooms by total rooms available for sale.  6.3% of our hotel rooms were unavailable during 2008 due to our room remodeling project referenced above.  For the twelve months ended December 31, 2008, 46.9% and 34.2% of total occupied rooms were leisure and convention segment rooms, respectively.  Average daily room rental rate, or ADR, was $82.81 for the twelve months ended December 31, 2008, a decrease of $0.06, or 0.1%, from $82.87 for the comparable period in the prior year.  ADR decreased primarily as a result of a $9.23, or 17.2%, leisure segment ADR reduction mostly offset by a $9.03, or 9.1% convention segment ADR improvement.  Revenue per available room, or RevPar, was $69.40, a decrease of $7.65, or 9.9%, from $77.05 for the comparable period in the prior year. The decrease in RevPar was due primarily to lower occupancy as described above.  Room rental revenues include revenues associated with rooms provided to high-value guests on a complimentary basis.  These revenues were $7.8 million for the twelve months ended December 31, 2008 and are included in promotional allowances and deducted from total revenues.

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

Other Expense

Other expenses for the twelve months ended December 31, 2008 were $20.6 million, a decrease of $27.4 million, or 57.0%, from $48.0 million for the comparable period in the prior year.  The decrease is primarily due to a $12.9 million loss on retirement of debt in the prior year, a decrease of $9.7 million in the amount recorded for unrealized loss on derivatives and a decrease of $4.8 million in interest expense, net of interest income.  The loss on retirement of debt resulted from the retirement of our 11% Notes as described below under Liquidity and Capital Resources.  The decrease in the unrealized loss on derivatives was due primarily to lower interest rates resulting in an increase in the fair value of our interest rate swap liability.  The decrease in interest expense was the result of reduced borrowing costs associated with our Credit Facility executed June 2007.

Net Loss

Net loss for the twelve months ended December 31, 2008 was $11.9 million, an improvement of $6.4 million, or 35.0%, from a net loss of $18.3 million for the comparable period in the prior year.  The improvement is due to the $27.4 million reduction in other expenses which was partially offset by the $18.6 million decrease in consolidated income from operations and a $2.4 million income tax provision for the twelve months ended December 31, 2008 in comparison to no income tax provision for the prior year.  The $2.4 million income tax provision was recorded in order to increase our valuation allowance as we currently do not believe that it is more likely than not that we can utilize the deferred tax assets.  Moreover, our effective tax of 26% is lower than the U.S. Federal rate of 35% primarily due to Management’s conclusion that it is more likely than not it will be unable to utilize its net deferred tax asset (see note 12 within the consolidated financial statements below)

Liquidity and Capital Resources

Our independent registered public accounting firm included an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern in their audit report contained in the accompanying financial statements for the years ended December 31, 2009 and 2008.  We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow.

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

We had cash and cash equivalents of $19.1 million and $13.5 million as of December 31, 2009 and 2008, respectively.  Our cash and cash equivalents increased by $5.6 million during the twelve months ended December 31, 2009 primarily as a result of a $9.2 million increase in net cash provided by operating activities partially offset by a $3.6 million decrease in net cash used in investing activities due to maintenance capital expenditures at Riviera Las Vegas and Riviera Black Hawk.  Cash and cash equivalents would have decreased by approximately $12.2 million had we paid accrued interest of $17.8 million related to our Credit Facility (see note 10 to the consolidated financial statements below).  The $9.2 million in net cash provided by operating activities was primarily the result of the $24.9 million net loss and the $4.6 million decline due to changes in operating assets and liabilities (excluding changes in accrued interest liability) more than offset by additions of $17.8 million for interest expense accrued but not paid, $14.9 million for non-cash depreciation and amortization expense, $5.3 million for non-cash expense related to changes in the fair value of derivatives and $0.6 million for non-cash stock compensation expense.

Cash and cash equivalents decreased $15.4 million during the twelve months ended December 31, 2008 as a result of $22.1 million in net cash used in investing activities partially offset by $4.3 million in net cash provided by operating activities and $2.4 million in net cash provided by financing activities.  Net cash used in investing activities included $17.2 million in capital expenditures related to our Riviera Las Vegas hotel room renovation project and approximately $4.9 million in maintenance capital expenditures for Riviera Las Vegas and Riviera Black Hawk.  The $4.3 million in net cash provided by operating activities was primarily the result of the $11.9 million net loss and the $3.9 million decline due to changes in operating assets and liabilities more than offset by additions of $14.9 million for non-cash depreciation and amortization expense, $3.6 million for non-cash expense related to changes in the fair value of derivatives, $0.8 million for non-cash stock compensation expense and $0.5 million for non-cash provision for bad debts.  The $2.5 million in net cash provided by financing activities during 2008 was the result of a $2.5 million draw against our Revolving Credit Facility.

On June 8, 2007, we and our subsidiaries entered into the Credit Facility.  The Credit Facility includes a $225 million seven-year Term Loan that has no amortization for the first three years, and a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined. The Credit Facility also includes a $20 million five-year revolving credit facility under which the Company can obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolver commitment from $20 million to $3 million.  As of December 31, 2009, the Company had $2.5 million outstanding on its Revolving Credit Facility.  We are permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans. The rate for the Term Loan and Revolving Credit Facility was LIBOR plus 2.0%.  The Credit Facility is guaranteed by the subsidiaries and is secured by a first priority lien on substantially all of our assets.

We used substantially all of the proceeds of the Term Loan to discharge our obligations under the Indenture, dated June 26, 2002 (the "Indenture"), with The Bank of New York as trustee (the "Trustee"), governing the 11% Notes. On June 8, 2007 we deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

Prior to July 27, 2009, we were not susceptible to interest rate risk because our outstanding debt was primarily at a fixed rate as a result of the interest rate swap associated with our Term Loan.  Pursuant to a floating rate to fixed rate Swap Agreement that became effective June 29, 2007 that we entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bore interest at an effective fixed rate of 7.485% per annum (2.0% above LIBOR Rate in effect on the lock in date of the Swap Agreement).  Under our Swap Agreement, we paid a fixed rate of 5.485% plus 2% on the notional amount (7.485%), which was $200.7 million at December 31, 2009, with a June 8, 2014 expiration date.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (See Note 10 to the consolidated financial statements below) from Wachovia in connection with an alleged event of default that occurred under our Swap Agreement.  The Early Termination Notice provides that Wachovia designated an early termination date of July 27, 2009 (the “Early Termination Date”).  On July 28, 2009, in connection with the Early Termination Notice, we received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which includes $4.4 million recorded in accrued interest.  Pursuant to the Swap Agreement, upon the occurrence of an Early Termination Date, no further payments by either party under the Swap Agreement are required to be made other than the total amounts owing to Wachovia by the Company, which were accelerated and are due immediately.

Prior to the Early Termination Date, for the reasons described in Item 1 above, effective March 31, 2009, the Term Loan interest rate was increased to and locked at approximately 10.5% per annum and effective April 1, 2009, the Revolver interest rate was locked at approximately 6.25% per annum, plus the interest rate swap incurred additional interest of 1% per annum on any overdue amounts under the Swap Agreement.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolver balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins (see Item 1 above).  As of December 31, 2009, our Term Loan and Revolver bear interest at approximately 6.25%.

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

In addition, authoritative guidance for accounting for uncertainty in income taxes requires that we book any future unrealized tax payments.  However, the Company does not have any reserves for uncertain tax positions at this time.

We are also required to pay fees under the Revolving Credit Facility as follows: (i) a commitment fee in an amount equal to either .50% or 0.375% (depending on the Consolidated Leverage Ratio) per annum on the average daily unused amount of the Revolving Credit Facility; (ii) Standby L/C fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration; and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C.  In addition to the Revolving Credit Facility fees, we will pay an annual administrative fee of $35,000.

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

As of December 31, 2009, as a result of the 2009 Credit Defaults discussed in Item 1 of this Annual Report on Form 10-K, we were not in compliance with all of the covenants including our obligation to make interest payments under the Credit Facility.  With the aid of our financial advisors and outside counsel, we are continuing to negotiate with our various creditor constituencies to refinance or restructure our debt.  We cannot assure you that we will be successful in completing a refinancing or consensual out-of-court restructuring.  If we are unable to do so, we will likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.  As a result of the 2009 Credit Defaults described in Item 1 above and the potential risk of bankruptcy, there is substantial doubt about the Company’s ability to continue as a going concern.

Current Economic Environment

We believe that a number of factors are affecting consumer sentiment and behavior including the continued economic slowdown, high unemployment and decreasing home values.  We believe that consumers have and will continue to save more and spend less on discretionary items such as vacations and gaming.  Thus, we believe that the outlook for the gaming and hospitality industries remains highly uncertain.  Based on these adverse circumstances, we believe that the Company will continue to experience lower than expected hotel occupancy, room rates and casino volumes.

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

Long-lived Assets

We have a significant investment in long-lived property and equipment.  We evaluate our property and equipment and other long-lived assets for impairment. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated.  If the undiscounted cash flows do not exceed the carrying value, then impairment is calculated based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

Income Taxes

We are subject to income taxes in the United States. Authoritative guidance for accounting for income taxes requires that we account for income taxes by recognizing deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of the reversal of temporary differences.  As a result, we have concluded that it is more likely than not that the net deferred tax assets will not be realized and thus have provided an allowance against our entire net deferred tax asset balance.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate.  Authoritative guidance for accounting for uncertainty in income taxes prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and requires that we utilize a two-step approach for evaluating tax positions.  Recognition (Step I) occurs when we conclude that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement.  Note that authoritative guidance for accounting for uncertainty in income taxes uses the term “more likely than not” when the likelihood of occurrence is greater than 50%.

The tax positions failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized.  Authoritative guidance for uncertainty in accounting for income taxes specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2009, 2008 and 2007, we recognized no amounts for interest or penalties.

Allowance for Credit Losses

We maintain an allowance for estimated credit losses based on historical experience and specific customer collection issues. Any unforeseen change in customers’ liquidity or financial condition could adversely affect our ability to collect account balances and our operating results.

Fair Value of Interest Rate Swap Liability

Current liabilities include the approximate cost to settle our interest rate swap instrument at the respective valuation dates less a discount based on our current credit default rate.  The fair value of the interest rate swap instrument is estimated based upon current and predictions of future interest rate levels along a yield curve, the remaining duration of the instrument and other market conditions and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.  As described in Item 1 above under the heading “Significant Events – 2009 Credit Defaults,” our interest rate swap instrument was terminated in 2009.

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

Recently Issued Accounting Standards

In May 2009, the FASB issued guidance on subsequent events.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In addition, under the guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted the guidance as of June 30, 2009, as required.  The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.  In February 2010, the FASB issued amended guidance on subsequent events.  The amended guidance removes the requirement for U.S. Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated.  The amended guidance is effective upon issuance, except for the use of the issued date for conduit debt obligors.  The Company adopted the amended guidance upon issuance, as required.  The adoption of the amended guidance did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance to establish the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP.  The guidance is effective for interim and annual reporting periods ending after September 15, 2009.  We adopted the guidance effective July 1, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.

In June 2009, the FASB issued new authoritative guidance regarding a transfer of financial assets, the effects of a transfer on its financial statements, and any continued involvement in transferred financial assets.  Additionally, the concept of a qualifying special-purpose entity was removed.  The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.

In June 2009, the FASB issued new authoritative guidance for enterprises involved with variable interest entities.  The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.

In August 2009, the FASB issued new authoritative guidance on measuring liabilities at fair value.  The guidance addresses restrictions on the transfer of a liability and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability.  This guidance is effective for the first reporting period beginning after its issuance.  We adopted the guidance effective October 1, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies.  Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our audited Consolidated Financial Statements.

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

Specific factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	the effect of the 2009 Credit Defaults as described in Item 1 above;

•	the possibility that the Company may have to seek protection under Chapter 11 of the U. S. Bankruptcy Code;

•	the effect of our independent auditors expressing doubt about our ability to continue as a going concern;

•	the effect of the delisting from the NYSE AMEX as described in Item 1 above;

•
the effect of the termination of our previously announced strategic process to explore alternatives for maximizing stockholder value and the possible resulting fluctuations in our stock price that will affect other parties’ willingness to make a proposal to acquire us;

•	fluctuations in the value of our real estate, particularly in Las Vegas;

•	the effect of significant increases in Clark County facilities inspection fees and resulting remedial actions;

•	the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;

•	our substantial indebtedness, debt service requirements and liquidity constraints;

•	the availability of additional capital to support capital improvements and development;

•	the smoking ban in Colorado on our Riviera Black Hawk property which became effective on January 1, 2008;

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

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes In Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Item 10.	Directors, Executive Officers and Corporate Governance

Director Qualifications

The Board of Directors (the “Board”) consists of four members.  The Board believes that it is necessary for each of the Company’s directors to possess many qualities and skills. When searching for new candidates, the Nominating Committee considers the evolving needs of the Board and searches for candidates that fill any current or anticipated future gap. The Board of Directors also believes that all directors must possess a considerable amount of business management and educational experience. The Nominating Committee first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics and commitment when considering director candidates. The Nominating Committee also focuses on education, professional experience and differences in viewpoints and skills.  In considering candidates for our Board of Directors, the Nominating Committee considers the entirety of each candidate’s credentials in the context of these standards. With respect to the nomination of continuing directors for re-election, the individual’s contributions to the Board are also considered.  All our directors bring to our Board of Directors a wealth of executive leadership experience derived from their service in various leadership capacities in the private and public sectors.

Directors

The following table presents information as of March 23, 2010 regarding our directors and the directors of Riviera Operating Corporation (“ROC”), our wholly-owned subsidiary:

Name	Age	Position

William L. Westerman	78	Our Chairman of the Board, CEO and President; Chairman of the Board and Chief Executive Officer of ROC

Paul A. Harvey	72	Our and ROC’s Director

Vincent L. DiVito	50	Our and ROC’s Director

James N. Land, Jr.	80	Our and ROC’s Director

William L. Westerman

Mr. Westerman has been our Chairman of the Board and CEO since February 1993.  Mr. Westerman was a consultant to Riviera, Inc. (our predecessor company) from July 1, 1991 until he was appointed Chairman of the Board and CEO of Riviera, Inc. on January 1, 1992.  From 1973 to June 30, 1991, Mr. Westerman was President and CEO of Cellu-Craft Inc., a manufacturer of flexible packaging primarily for food products, and then had several positions with Alusuisse, a multi-national aluminum and chemical company, following its acquisition of Cellu-Craft in 1989.

Mr. Westerman’s day to day leadership, as Chief Executive Officer of the Company, provides him with intimate knowledge of our operations.

Major General Paul A. Harvey USAF (Ret)

General Harvey has been one of our and ROC’s Directors since May 18, 2001.  General Harvey is President and Chief Executive Officer of Pearl River Resort, which is the largest gaming and resort property in the State of Mississippi.  He also acts as a consultant to the gaming, hotel and resort industry.  General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East.  He flew 160 combat missions in Vietnam and Southeast Asia before retiring in 1991 as a command pilot with over 5,000 flying hours.  Following retirement, he was an Executive in Residence and Assistant to the President of William Carey College and taught MBA studies in management and leadership.  General Harvey was the Executive Director of the Mississippi Gaming Commission from 1993 through 1998 before becoming President and CEO of Signature Works, Inc., the largest employer of blind and visually impaired people in the world.  In 2000 Signature Works, Inc. merged with LCI, Inc.  His present company, PDH Associates, Inc., provides consulting service to the gaming, hotel and resort industry.  From 1996 through 2002, General Harvey served on the board of directors of the National Center for Responsible Gaming.  He also served on the board of directors of Elixir Gaming Technologies, Inc., an NYSE AMEX listed company headquartered in Las Vegas, Nevada, until deciding not to be nominated for re-election in 2009 and served on the board of directors of Mikohn Gaming Corporation, d/b/a Progressive International Corporation, a public reporting company under the Exchange Act also headquartered in Las Vegas, Nevada, until the company liquidated under Chapter 7 of the U.S. Bankruptcy Code during 2009.  General Harvey was a Commissioner on the Mississippi Band of Choctaw Indians Athletic and Boxing Commission from 2002 through 2007.

General Harvey has extensive knowledge of the hospitality and gaming industry from his positions as the Chief Executive Officer of Pearl River Resort and as the Executive Director of the Mississippi Gaming Commission and is invaluable to our Board’s discussions of the Company’s operations and regulatory compliance.

Vincent L. DiVito

Mr. DiVito was appointed as one of our and ROC’s Directors effective June 14, 2002. Mr. DiVito is President and Chief Financial Officer (“CFO”) of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey.  Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange.  Prior to September 2000, Mr. DiVito was the Vice President and CFO of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, after having served as the Director of Business Development.  From 1984 to 1990 Mr. DiVito was the Vice President of Miracle Adhesives Corp. (a division of Pratt & Lambert, an NYSE Amex listed manufacturer of paints, coatings and adhesives).  He also serves on the board of directors of Elixir Gaming Technology, Inc., which is headquartered in Hong Kong and is an NYSE Amex-listed company. Prior to 1984, Mr. DiVito spent two years on an audit team at Ernst & Whinney (now Ernst & Young). Mr. DiVito is a certified public accountant and certified management accountant.

Mr. DiVito has extensive knowledge of accounting and corporate governance issues from his experience as President and Chief Financial Officer of Lonza America, Inc and is invaluable to our Board’s discussions of the Company’s financial issues.

James N. Land, Jr.

Mr. Land is a corporate consultant and was appointed as one of our and ROC’s Directors on April 12, 2004.  Mr. Land was first elected a Director of the Company and ROC on January 21, 1999 and served in that position until May 31, 2002.  From 1956 to 1976, Mr. Land was employed by The First Boston Corporation in various capacities, including Director, Senior Vice President, Co-Head of Corporate Finance, and head of International Operations.  From 1971 through 1999, he served as Director of various companies, including Kaiser Industries Corporation, Marathon Oil Company, Castle & Cooke, Inc., Manville Corporation, NWA, Inc., Northwest Airlines, and Raytheon Company.

Mr. Land has extensive knowledge of the capital markets from his senior leadership experience with First Boston Corporation and is invaluable to our Board’s discussions of the Company’s capital restructuring efforts and liquidity needs.

Board Leadership Structure

The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman because he is the director most familiar with the Company’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the company and industry, while the Chief Executive Officer brings company-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and the Board, which are essential to effective governance. The Company does not have a lead independent director.

Risk Oversight

The Board has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding the Company’s regulatory compliance, credit, liquidity and operations, as well as the risks associated with each. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of financial risks. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Executive Officers

The following table presents information as of March 23, 2010 regarding our and ROC’s executive officers:

Name	Age	Position
William L. Westerman	78	Our and ROC’s Chairman of the Board and CEO and President of RBH

Phillip B. Simons	47	Our and ROC’s Treasurer and CFO and Vice President of Finance of ROC

Tullio J. Marchionne	55	Our Secretary and General Counsel, and Secretary and Executive Vice President of ROC

Robert A. Vannucci	62	President and Chief Operating Officer of ROC

For a description of the business experience of William L. Westerman, see “Directors” above.

Phillip B. Simons

Mr. Simons became our and ROC’s CFO and Treasurer and ROC’s Vice President of Finance on May 12, 2008.  From April 2006 to May 2008, Mr. Simons, who is a certified public accountant, was the Vice President of Finance and Chief Financial Officer for Wheeling Island Gaming, Inc., a wholly owned subsidiary of Delaware North Companies.  Prior to his employment with Wheeling Island Gaming, Inc., Mr. Simons spent ten years leading the financial divisions at various large resorts and casinos with Wyndham International, Carlson Hospitality Worldwide, Destination Hotels and Resorts and the Villa Group.  Prior to his experience in the hospitality and gaming industry, Mr. Simons spent three-years employed in public accounting and consulting and several years in a senior financial role with a major real estate developer.

Tullio J. Marchionne

Mr. Marchionne became our General Counsel on January 10, 2000, was appointed as our and ROC’s Secretary on February 17, 2000 and was elected Vice President of ROC on February 26, 2001 and Executive Vice President in June of 2005.  Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a casino dealer and served in various capacities including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when he was transferred to the Four Queens Hotel and Casino as Director of Casino Operations pursuant to the management agreement our subsidiary had with the Four Queens.  He served in that position until May 1997.  Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997.  Mr. Marchionne served as a Casino Supervisor with Bally’s Las Vegas from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort at Summerlin from November 1998 until December 1999.

Robert A. Vannucci

Mr. Vannucci was elected Vice President of Marketing and Entertainment of ROC on April 26, 1994, Executive Vice President of Marketing and Entertainment on July 1, 1998 and President of ROC on October 1, 2000.  Mr. Vannucci had been Director of Marketing of ROC since July 19, 1993.  Mr. Vannucci was Senior Vice President of Marketing and Operations at the Sands Casino Hotel in Las Vegas from April 1991 to February 1993. He was Vice President and General Manager of Fitzgerald’s Las Vegas (a casino/hotel) from 1988 to January 1991.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (Section 16(a)) requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC certain reports regarding ownership of our common stock.  Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports that were furnished to us and written representations made to us by those reporting persons in connection with certain of those reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during 2009.

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

Audit Committee

We have a separately-designated standing Audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act.  Our Audit Committee is composed of Messrs. DiVito, Harvey and Land.  Our Audit Committee recommends to our Board of Directors the selection of an auditor, reviews the plan and scope of our audits, reviews the auditors’ critique of management and internal controls and management’s response to such critique and reviews the results of our audit.  In 2009, our Audit Committee met 5 times.  We have determined that the three members of our Audit Committee to be independent based on the NYSE Ames standards that previously applied to us.  Our Board of Directors has determined that Mr. DiVito, Chairman of the Audit Committee, is an “audit committee financial expert” as defined by the rules and regulations of the SEC.  A written charter, adopted and approved by the Board of Directors, is available on our website at www.rivierahotel.com by clicking on the “Investor Relations” link.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Executive Compensation

The following table sets forth all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal year ended December 31, 2009 and 2008: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2009; and (ii) the Company’s three most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2009.  We refer to these individuals collectively as our “Named Executive Officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Stock Awards	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings (2)	All Other Compensation (3,4,5,6)	Total
		($)	($)	($)	($)	($)	($)
William L. Westerman	2009	$1,000,000	-	$98,093	$37,772	$25,135	$1,161,000
	2008	$1,000,000	-	-	$93,285	$35,666	$1,128,951
Our Chairman of the Board, President and CEO; Chairman of the Board and CEO of ROC and President of RBH

Phillip B. Simons	2009	$200,000	-	$49,046	-	$6,728	$255,774
	2008	$111,712	-	-	-	$22,451	$134,163
Our Treasurer and CFO; Vice President of Finance; CFO and Treasurer of ROC (commenced 5/12/08)

Robert A. Vannucci	2009	$400,000	-	-	-	$61,234	$461,234
	2008	$400,000	-	-	-	$17,169	$417,169
President and COO of ROC

Tullio J. Marchionne	2009	$250,000	-	$49,046	-	$52,068	$351,114
	2008	$250,000	-	-	-	$15,498	$265,498
Our Secretary and General Counsel; Secretary, General Counsel and Executive Vice President of ROC

1	The reported amounts are awards paid for achievements of our performance targets under our Incentive Compensation Program described below.

2
Includes the portion of the interest earned on Mr. Westerman’s retirement account that exceeds the interest, which would have been earned if the interest rate had been 120% of the applicable federal long-term rate, with compounding, prescribed under Section 1274d of the Internal Revenue Code.  Additional interest earned on Mr. Westerman’s retirement account that is not reported in the above table amounted to $10,384 in 2009 and $72,977 in 2008.

3	Includes payment for auto allowance, executive life insurance, Company 401k matching contribution, long-term health care.

4	Includes amount for maintaining a suite for Mr. Westerman at our Las Vegas property associated with his duties as CEO.

5	Includes payment of moving expenses to Mr. Simons in 2008 associated with his acceptance of our offer of employment.

6	Includes payment of accrued vacation balances of $52,308 for Mr. Vannucci and $43,269 for Mr. Marchionne in 2009.

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

Mr. Westerman’s employment agreement required us to fund a retirement account for him.  The Company fully funded the account and commenced quarter principal distributions equal to $250,000 plus accrued interest beginning April 1, 2003 and continuing on the first day of each quarter thereafter until October 1, 2009.  The Company credited Mr. Westerman’s retirement account with accrued quarterly interest on the first day of each succeeding calendar quarter in an amount equal to the product of (1) our average borrowing cost for the immediately preceding fiscal year, as determined by our CFO, and (2) the average outstanding balance in the retirement account during the preceding quarter.  Total interest accrued to Mr. Westerman’s account was $52,000, $135,000 and $311,000 for 2009, 2008 and 2007, respectively.  The final retirement account principal payment and accrued interest balance was paid to Mr. Westerman in October 2009.

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

In addition to his employment agreement, on August 4, 2009 we approved a salary continuation agreement for Mr. Westerman that expires on December 31, 2010.  The salary continuation agreement entitles Mr. Westerman to 12 months of base salary, paid in bi-weekly installments, and 24 months of health insurance benefits in the event Mr. Westerman is terminated without cause within 24 months after a change in control of the Company, as defined in the salary continuation agreement.  Any continued payments made to Mr Westerman pursuant to his employment agreement will be applied so as to reduce payments to which he would be entitled under the salary continuation agreement.

Robert A. Vannucci serves as President and COO of ROC.  We entered into an employment agreement with Mr. Vannucci effective September 1, 2006. The agreement is for a one-year term and automatically renews for successive one-year terms.  Mr. Vannucci’s base compensation is $400,000 and he is entitled to participate in our Incentive Compensation Program.  Mr. Vannucci or we may terminate the agreement at any time upon 30 days’ prior written notice, but if we terminate it without cause, then Mr. Vannucci will be entitled to one year’s salary, a prorated award under our Incentive Compensation Program, two years of health insurance benefits and a one-year automobile allowance of $6,000, plus reimbursement of all reasonable automobile expenses (excluding lease or loan payments).

Non-Equity Incentive Plan Compensation

We maintain an annual Incentive Compensation Program for executives and key employees to encourage and reward achievement of our business goals and to assist in attracting and retaining key personnel.  Based on the objectives described above, the Committee annually develops and approves specific performance targets for the following year under our Incentive Compensation Program, in which Messrs. Westerman, Vannucci, Marchionne and Simons participate along with approximately 60 other key employees.

Participants are eligible to receive quarterly and annual cash awards based on our achievement of predetermined financial targets at Riviera Las Vegas or Riviera Black Hawk, as applicable, or at both locations combined for our corporate employees.  We pay cash awards under this program only when the performance goals that the Compensation Committee established prior to the applicable fiscal year are achieved.  The award formula is based on the anticipated difficulty and relative importance of achieving the performance goals.  A major component of the formula is EBITDA of each of our two properties (Riviera Las Vegas and Riviera Black Hawk) for property-specific personnel and combined EBITDA for corporate personnel.  Accordingly, any awards paid for any given fiscal year will vary depending on actual performance.

The employment position held by a participant determines the award level for which that participant would qualify if the predetermined financial targets are achieved.  Our Chairman of the Board and CEO has discretion to change the award level assigned to any non-executive officer position.

The Compensation Committee, if it chooses to do so, may award discretionary bonuses.

There were no incentive bonus awards for 2008 as none of the 2008 EBITDA target goals were achieved.

As previously disclosed on Item 5 within Form 10-Q filed with the SEC on August 10, 2009, the Company’s Board of Directors reinstated performance targets under the Company’s Incentive Compensation Plan.  Under the Company’s Board of Director’s approved formula, the Incentive Compensation Plan’s 2009 award range for: (i) Mr. Westerman, is zero to a $200,000 target bonus if the EBITDA target is achieved; (ii) Robert A. Vannucci, the President and Chief Operating Officer of ROC, is zero to a $200,000 target bonus if the EBITDA target is achieved; (iii) Mr. Marchionne, is zero to a $100,000 target bonus if the EBITDA target is achieved; and (iv) Mr. Simons, is zero to a $100,000 target bonus if the EBITDA target is achieved.  In each case, if the percentage of the EBITDA performance target achieved is less than 100% but higher than 95%, the award is 50% of the target bonus; if, at or between 95% and 90%, the award is 25% of the target bonus.  The EBITDA performance target is based on three components: an RBH EBITDA target, an ROC EBITDA target and a consolidated EBITDA target, each of which carry a different weight.  If the full EBITDA threshold for a particular Company property is exceeded, a bonus pool of 7.5% of that property’s excess EBITDA, capped at 100% of the full bonus potential for the property, is payable to and shared by eligible participants.  Mr. Vannucci is eligible to participate in such bonus pools.  Messrs. Westerman, Marchionne and Simons share in a separate bonus pool equal to 2.5% of any excess EBITDA achieved by a Company property.  For purposes of 2009 incentive compensation, property level EBITDA and Company EBITDA target goals were (i) for Riviera Las Vegas $12.7 million, (ii) for Riviera Black Hawk $9.0 million, and (iii) for Consolidated $17.2 million.  We recorded $196,185 under the Incentive Compensation Program for 2009.  These amounts are reflected in the Summary Compensation Table in the Non-Equity Incentive Plan Compensation column above.

Each executive must remain an employee through the end of the quarter or year, as applicable, in order to be eligible for the award.  The Committee has discretion to increase or decrease awards when performance goals are achieved, and to make discretionary awards when performance goals are not achieved.

As previously disclosed in the quarterly reports on Form 10-Q filed with the SEC on August 10, 2009, under the discretionary portion of the Incentive Compensation Program, the Company’s Board of Director’s established three milestones related to our potential debt restructuring, each of which, upon achievement by certain of the Company’s executives, will trigger the right to receive a payment of 25% of the eligible participant’s annual salary.  The first milestone is achieved upon receipt by the Company of a mutually agreed upon executed agreement and accompanying plan of reorganization (“Lock-up Agreement and Plan”) from a lender group holding a predetermined majority percentage of the aggregate balance of the Credit Facility and the Interest Rate Swap.  The second milestone is obtained upon confirmation of a plan of organization as defined in the Lock-up Agreement and Plan and the third milestone is achieved upon substantial confirmation of the plan of reorganization as defined in the Lock-up Agreement and Plan.  As of December 31, 2009, none of the aforementioned milestones had been met.  The named executive officers who are eligible to receive these milestone payments are Messrs. Westerman, Simons, Marchionne and Vannucci.

Long-Term Incentive Compensation

We provide long-term, equity-based incentive compensation through awards of stock options and restricted stock that generally vest over multiple years.  This form of compensation is intended to align the interests of our executives with those of our stockholders by creating an incentive for our executives to maximize stockholder value.  Our equity-based compensation is also designed to encourage our executives to remain employed with us.  Because of various reasons including accounting costs associated with awarding stock options, we target the value of our equity-based awards to be in the lower percentiles of the Peer Group.

Although we have not granted employee stock options since 2002, we are authorized to do so under our stockholder-approved 2005 Incentive Stock Option Plan (the “Employee Plan”).  Option grants approved during scheduled Stock Option Committee meetings become effective and are priced as of the date of approval or a predetermined future date.  Grants approved by unanimous written consent become effective and are priced as of the date the last Stock Option Committee member’s signature is obtained or as of a predetermined future date as established in the written consent.  Neither the Committee nor the Stock Option Committee grants equity-based awards in anticipation of the release of material nonpublic information such as a significant earnings announcement that is likely to affect the price of our stock.  Similarly, neither the Committee nor the Stock Option Committee times the release of material nonpublic information based on anticipated equity-based awards.  Also, because equity-based compensation awards typically vest over a period of time, the value to recipients of any immediate increase in the price of our stock following a grant is attenuated.

The Committee regularly monitors the environment in which we operate and makes changes to our equity-based compensation program to help us meet our goals.  During 2008 and 2009, neither stock options nor restricted shares were granted to executives or other employees.  Nevertheless, we believe stock options can be an effective tool for meeting our goal of increasing long-term stockholder value by tying the value of the stock options to our performance in the future.  Employees are able to profit from stock options only if our stock price increases in value over the term of the option period.  We believe that stock option awards could help us to retain certain key executives and, therefore, stock options may be awarded on a selected basis in the future.

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

401(k) Plan

We have a 401(k) plan for employees who are at least 21 years of age and are not covered by a collective bargaining agreement after one year of service.  Under the terms of the 401(k) plan before it was amended effective January 1, 2008, we may contribute to the 401(k) plan an amount not to exceed 25% of the first 8% of each participant’s compensation.  Commencing January 1, 2008, we made contributions to the 401(k) plan in an amount not to exceed 50% of the first 6% of each participant’s compensation.  We made contributions of $452,000 for the year ended December 31, 2008.  Effective January 1, 2009, we suspended the Company match to our 401(k) plan until further notice.  Our contributions to the 401(k) plan for the Named Executive Officers are included in the All Other Compensation column of the Summary Compensation Table.  We also pay administrative costs of the plan, which are not material.

The Employee Stock Ownership Plan

We established the ESOP, effective January 1, 2000.  On May 11, 2009, the Company’s Board of Directors elected to terminate the ESOP based on the recommendation of the Compensation Committee.  We did not make any contributions to the ESOP for 2009 and 2008.

Deferred Compensation Plan

Our Deferred Compensation Plan (the “DCP”) gives eligible employees the opportunity to defer cash compensation.  Participation in the DCP is limited to employees who receive annual compensation of at least $100,000.  There were no participants in the DCP on December 31, 2009 and there were no contributions to the DCP through deferrals of cash compensation in 2009 and 2008.

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

Restricted Stock Plan grants are reported in the Stock Awards column of the Summary Compensation Table.  The amount we report for a specified year is the amount we recognized for financial statement reporting purposes for that year.  The amount recognized for financial statement reporting was based on the reported closing price of the Common Stock on NYSE Amex on the date of the grant and the number of restricted shares that became vested in the specified year in accordance with authoritative guidance for accounting for stock compensation under ASC Topic 718.  The amount of such grants, if any, reflected in the Summary Compensation Table above, is the grant date fair value computed in accordance with GAAP.

Stock Option Plans and Stock Grants

None of the Named Executive Officers were granted stock options in 2009 or 2008.

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

Outstanding Equity-Based Awards

The following table provides information as of December 31, 2009 concerning Named Executive Officers’ unexercised stock options and restricted Common Stock that was not vested.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2009

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William L.	-	-	-	-	-	-	-	-	-
Westerman

Phillip B.	-	-	-	-	-	-	-	-	-
Simons

Robert A.	30,000			$2.5625	04/25/10[1]	12,000[3]	$4,200[4]	-	-
Vannucci	60,000	-	-	$2.45	05/14/12[1]

Tullio J.	12,000			$2.00	08/07/11[2]	3,900[3]	$1,365[4]	-	-
Marchionne	12,000	-	-	$2.45	05/14/12[2]

1	Mr. Vannucci was awarded 30,000 options on April 25, 2000 and 60,000 options on May 14, 2002. The options expire on the ten-year anniversary of the date of grant.

2	Mr. Marchionne was awarded 12,000 options on each of August 7, 2001 and May 14, 2002. The options expire on the ten-year anniversary of the date of grant.

3
The reported number represents the non-vested portions of the April 6, 2005 Restricted Stock Plan awards of 60,000 shares and 19,500 shares to Messrs. Vannucci and Marchionne, respectively (See “Stock Option Plans and Stock Grants”).  On March 10, 2009, 12,000 shares for Mr. Vannucci and 3,900 shares for Mr. Marchionne that would have vested were forfeited.

4	The December 31, 2009 reported closing price of our Common Stock was $0.35 per share.

Nonqualified Deferred Compensation

There were no individuals who had DCP balance.  We make no contributions to the DCP on behalf of participants.

DCP accounts, if any, are held in a Rabbi Trust and the funds in those accounts are invested in Common Stock.  Shares of Common Stock that are held through the DCP (the “DCP Shares”) are fully vested when purchased.

We reported no earnings on the DCP account balances in 2008 because there were no account balances in the DCP in 2009.

Post Termination and Change in Control Arrangements

Salary Continuation Agreements

We have salary continuation agreements, effective through December 31, 2010, with Messrs. Westerman, Marchionne and Simons (as well as with approximately 52 other key employees and officers excluding Mr. Vannucci).  The salary continuation agreements with Messrs. Westerman, Simons and Marchionne entitles each of them to 12 months of base salary, payable in bi-weekly installments, and 24 months of health insurance benefits in the event their employment with the Company is terminated without cause within 24 months after a change in control of the Company, as defined in the salary continuation agreement.  Any non-compete payments made to Mr Westerman pursuant to his employment agreement shall be applied so as to reduce payments to which he would be entitled under the salary continuation agreement.  This payment obligation of the Company would not be subject to a duty on the part of Messrs. Westerman, Marchionne or Simons to mitigate by obtaining other employment.  If this payment obligation was triggered on December 31, 2009, Messrs. Westerman, Marchionne and Simons would be entitled to payments and benefits from us of approximately $1,030,000, $280,000 and $230,000 respectively.  During the period that Messrs. Westerman, Marchionne or Simons receive the base salary payments, as the case may be, he must not hire or solicit for employment any of our then-current employees.

Compensation of Directors

In 2009, Mr. DiVito was paid $75,000 in fees for services as a director and as Chairman of our Audit Committee, consisting of a $50,000 annual fee for services as a director and $25,000 for services as Chairman of our Audit Committee; Mr. Harvey was paid $62,000 in fees for services as a director and as Chairman of our Compensation Committee and Chairman of our Nominating and Governance Committee, consisting of a $50,000 annual fee for services as a director, $10,000 for services as Chairman of our Compensation Committee and $2,000 for services as Chairman of our Nominating and Governance Committee, Mr. Land was paid a $50,000 annual fee for services as a director and Mr. Silver was paid a $12,500 fee for services as a director prior to his resignation on February 23, 2009.  In addition to the annual fees, each director, except Mr. Westerman, receives a meeting fee (“Meeting Fee”) in the amount of $1,000 for each board and committee meeting attended except that the chairman of a committee shall not receive a Meeting Fee for attending his own committee meeting.  They are each also reimbursed for expenses incurred in connection with attendance at meetings of our Board of Directors and committee meetings.

Mr. Westerman is our only director who is also employed by us, and he receives no extra compensation for serving as a director.  We have reported for Mr. Westerman’s compensation as a Named Executive Officer in the Summary Compensation Table.

In 1996, we adopted a Nonqualified Stock Option Plan for Non Employee Directors (the “1996 Plan”), which expired in 2003.  Under the 1996 Plan, each individual elected, re-elected or continuing as a non-employee director would automatically receive options for 6,000 shares of Common Stock (as adjusted for the 2005 stock split), with an exercise price equal to the fair market value of the Common Stock on the date of grant.  In 2004, before it was determined that the 1996 Plan had expired, we attempted to grant options to non-employee directors for a total of 30,000 shares.  Because of the prior expiration of the 1996 Plan, though, those options were null and void.  At our 2005 annual meeting, Stockholders approved the issuance of 30,000 shares of Common Stock to the non-employee directors as substitute compensation for those options.  Messrs. Silver, Harvey and DiVito each received 6,000 shares and Mr. Land received 12,000 shares.  Those shares are subject to restrictions on resales, assignments, pledges, encumbrances or other transfers prior to vesting.  The shares vest at the rate of 20% per year on each anniversary of the grant date.  However, accelerated vesting of all of the shares will occur upon death, disability, a change in control of the Company or under any other termination of directorship status, except resignation prior to reaching age 62 or declining to stand for reelection prior to reaching age 62 (which would result in forfeiture of the non-vested shares).  Mr. Silver attained the age of 62 prior to his resignation from our Board on February 23, 2009 resulting in the accelerated vesting of his remaining 2,400 of these shares.   In 2009, 2,400 shares for Mr. Land and 1,200 shares for each of Messrs. DiVito and Harvey that would have vested were forfeited.

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

Upon becoming a director, Mr. Harvey was granted options to purchase 6,000 shares at $2.20 per share on May 18, 2001. Mr. Harvey was subsequently granted options to purchase 6,000 shares at $2.58 per share on May 10, 2002, options to purchase 6,000 shares at $1.87 per share on May 12, 2003, options to purchase 6,000 shares at $21.60 per share on May 22, 2006, options to purchase 6,000 shares at $36.56 per share on May 17, 2007, options to purchase 6,000 shares at $15.35 per share on May 19, 2008 and options to purchase 6,000 shares at $1.48 per share on May 17, 2009.

Upon becoming a director, Mr. DiVito was granted options to purchase 6,000 shares at $1.87 per share on July 12, 2002. Mr. DiVito was subsequently granted options to purchase 6,000 shares at $1.87 per share on May 12, 2003, options to purchase 6,000 shares at $21.60 per share on May 22, 2006, options to purchase 6,000 shares at $36.56 per share on May 17, 2007, options to purchase 6,000 shares at $15.35 per share on May 19, 2008 and options to purchase 6,000 shares at $1.48 per share on May 17, 2009.

Mr. Land was granted options to purchase 6,000 shares at $21.60 per share on May 22, 2006, options to purchase 6,000 shares at $36.56 per share on May 17, 2007, options to purchase 6,000 shares at $15.35 per share on May 19, 2008 and options to purchase 6,000 shares at $1.48 per share on May 17, 2009.

Upon Mr. Silver’s resignation from our Board on February 23, 2009, Mr. Silver held  options to purchase 42,000 shares, with exercise prices ranging from $1.87 to $36.56.

On December 30, 2005, in order to avoid expensing the unvested portion of previously awarded options in accordance with authoritative guidance for accounting for stock compensation under ASC Topic 718, we accelerated the vesting of options granted under the 1996 Plan, allowing all such options to become fully vested effective December 30, 2005.  In order to prevent unintended personal benefits to the directors affected by this acceleration, we imposed a condition that each affected director agrees not to exercise any options subject to the acceleration until such time that those options would have become vested under the prior vesting schedule.  All of the options subject to this accelerated vesting would have now become vested under their prior vesting schedules.

We have a Stock Compensation Plan, under which directors who are members of the Committee have the right to receive all or part of their annual fees in the form of Common Stock having a fair market value equal to the amount of their fees. Of the 50,000 shares that are allocated to this plan, 46,020 remain available for issuance and none were issued in 2009.

DIRECTOR COMPENSATION

The following table sets forth all compensation paid to our directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash (1,2,3) ($)	Stock Awards ($).	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul A. Harvey	$73,000	-	$6,245	-	-	-	$79,245
Vincent L. DiVito	$83,000	-	$6,245	-	-	-	$89,245
James N. Land, Jr.	$62,000	-	$6,245	-	-	-	$68,245
William L. Westerman (5)	-	-	-	-	-	-	-
Jeffrey A. Silver (resigned February 23, 2009) (1)	$12,500	-	-	-	-	-	$12,500

1
As previously disclosed on a Form 8-K filed with the SEC on February 27, 2009, effective February 23, 2009, Jeffrey A. Silver, voluntarily resigned.  The Fees Earned or Paid in Cash in the Director Compensation table represent fees paid Mr. Silver for services in the first quarter ended March 31, 2009.  No additional compensation was awarded or paid to Mr. Silver in 2009.

2	In addition to the amounts reported the Director Compensation table above, Mr. DiVito and Mr. Harvey were each paid $2,000 and Mr. Land was paid $3,000 for fees earned in 2009, but paid in 2010.

3	The reported amounts represent the aggregate of the $50,000 fee earned for services as a director, fees earned as chairman of one or more of our committees and Meeting Fees.

4
With the exception of ignoring the impact of the forfeiture rate, these amounts represent the aggregate grant date fair value of awards for grants of options to each listed director in fiscal 2009. The May 17, 2009 aggregate grant date fair value of the options for 6,000 shares that we granted to each of Messrs. DiVito, Harvey and Land, calculated in accordance with authoritative guidance for accounting for stock compensation under ASC Topic 718, was $6,245, respectively.  This calculation was based on the Black-Scholes method of options valuation.  These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2009. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

5
Mr. Westerman is our only director who is also employed by us, and he receives no extra compensation for serving as a director.  Mr. Westerman’s compensation as a Named Executive Officer is in the Summary Compensation Table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information regarding the beneficial ownership of Common Stock, as of March 25, 2010, by (i) each of our directors and each of our Named Executive Officers, (ii) all of our directors and executive officers as a group and (iii) each person who, to our knowledge, beneficially owns more than 5% of the outstanding Common Stock (based on reports filed with the SEC under section 13(d) or 13(g) of the Exchange Act or information furnished to us).  The percentage of outstanding Common Stock represented by each named person’s stock ownership assumes the exercise by such person of all of his stock options that are exercisable within 60 days of March 25, 2010, but does not assume the exercise of stock options by any other persons.  The percentage of outstanding Common Stock represented by the stock ownership of all of our directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of March 25, 2010, but does not assume the exercise of options by any persons outside of that group.  Except as indicated in the footnotes to the table, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

	Shares Beneficially Owned
Name	Number	Percentage

Directors and Executive Officers:
William L. Westerman(1)	4,529	*
Paul A. Harvey(1)(2)	34,800	*
Vincent L. DiVito(1)(3)	31,800	*
James N. Land, Jr. (1)(4)	25,600	*
Robert A. Vannucci (1)(5)	236,584	1.9%
Tullio J. Marchionne(1)(6)	52,570	*
Phillip B. Simons(1)	7	*
All directors and executive officers as a group(7)	385,890	3.1%

Beneficial Owners of More Than 5% of Common Stock :
Plainfield Special Situations Master Fund Limited and related parties(8)	1,874,783	15.1%
Desert Rock Enterprises LLC, the Derek J. Stevens Trust and the Gregory J. Stevens Trust(9)	1,874,783	15.1%
Wayzata Investment Partners LLC(10)	1,004,000	8.1%
Lorenzo Doumani Family Trust(11)	724,300	5.8%

*           Less than 1%.

1.	The address for each director and executive officer is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

2.	Includes 30,000 shares which may be acquired within 60 days of March 25, 2010, upon the exercise of outstanding options.

3.	Includes 24,000 shares which may be acquired within 60 days of March 25, 2010, upon the exercise of outstanding options.

4.	Includes 12,000 shares which may be acquired within 60 days of March 25, 2010, upon the exercise of outstanding options.

5.	Includes 90,000 shares which may be acquired within 60 days of March 25, 2010, upon the exercise of outstanding options.

6.	Includes 24,000 shares which may be acquired within 60 days of March 25, 2010, upon the exercise of outstanding options.

7.	Includes a total of 180,000 shares which may be acquired by directors and executive officers as a group within 60 days of March 25, 2010 upon the exercise of outstanding options.

8.
Plainfield Asset Management LLC (“Asset Management”) is the Manager of Plainfield Special Situations Master Fund Limited (“Master Fund”), which holds 1,874,783 shares.  Max Holmes, as managing member and the chief investment officer of Asset Management, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Master Fund Shares.  None of Asset Management or Max Holmes owns any common shares directly, and each disclaims beneficial ownership of the shares held by the Master Fund.  The address of Master Fund, Asset Management and Mr. Holmes is 55 Railroad Avenue, Greenwich, CT 06830.  This information is based on information reported by the above parties in a Schedule 13D and amendments thereto filed with the SEC through February 12, 2009.  See risk factor “There Are Requirements and Limitations On Changes In Control Of Our Company That Could Reduce The Ability To Sell Our Shares In Excess Of Current Market Prices” above for information regarding the Investment Agreement, dated  November 19, 2008, entered into with Master Fund, relating, among other things, to the acquisition of our common stock.

9.
The stock ownership reported in the table is comprised of 1,617,783 shares held by Desert Rock Enterprises, LLC (“Desert Rock”); 167,000 shares held by the Derek J. Stevens Trust under agreement dated July 16, 1993 (the “DJS Trust”); and 90,000 shares held by the Gregory J. Stevens Trust under agreement dated September 20, 1995 (the “GJS Trust”).  The DJS Trust and the GJS Trust are members of Desert Rock.  Derek J. Stevens is the Manager of Desert Rock and trustee of the DJS Trust, and he may be deemed to have shared voting and investment power over the shares held by Desert Rock or the DJS Trust.  Gregory J. Stevens is trustee of the GJS Trust and he may be deemed to have shared voting and investment power over the shares held by Desert Rock or the GJS Trust.  The address of Desert Rock is 3960 Howard Hughes Parkway, Suite 562, Las Vegas, NV 89109.  The address of Derek J. Stevens, the DJS Trust, Gregory J. Stevens and the GJS Trust is 21777 Hoover Road, Warren, MI 48089.  This information is based on information reported by the above parties in a Schedule 13D and amendments thereto filed with the SEC through February 23, 2009.   See risk factor “There Are Requirements and Limitations On Changes In Control Of Our Company That Could Reduce The Ability To Sell Our Shares In Excess Of Current Market Prices” above for information regarding the Investment Agreement, dated  November 19, 2008, entered into with Desert Rock, relating, among other things, to the acquisition of our common stock.

10.	Based on information reported in a Schedule 13G filed with the SEC on February 16, 2010,

by Wayzata Investment Partners LLC (“Wayzata LLC”), which has shared voting power and shared dispositive power in respect of the shares reported in the table above.  Voting power and dispositive power is shared with Patrick J. Halloran, the managing member of Wayzata LLC.  Wayzata LLC serves as investment adviser to Wayzata Opportunities Fund, LLC and Wayzata Opportunities Fund Offshore, L.P., (collectively, the “Wayzata Funds”), with respect to these shares of common stock directly owned by the Wayzata Funds.  The address of Wayzata LLC and Patrick J. Halloran is 701 East Lake Street, Suite 300, Wayzata, MN 55391.

11.
Based on information reported in a Schedule 13D filed with the SEC on May 25, 2009, the stock ownership reported in the table above is comprised of 724,300 shares beneficially owned by the Lorenzo Doumani Family Trust, Lorenzo Doumani Trustee.  The address of the Lorenzo Doumani is 2747 Paradise Road, Suite 501, Las Vegas, NV 89109

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Jeffrey A. Silver, a former member of the Company’s Board of Directors who resigned from the board effective February 23, 2009, is a shareholder in the law firm of Gordon & Silver, Ltd. (“Gordon & Silver”).  During 2009, we paid approximately $205,000 to Gordon & Silver for various legal services and related expenses.

Other than as noted above, there were no reportable relationships or transactions for 2009.

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

A majority of our directors are independent directors, based on NYSE Amex standards that previously applied to us.  Our Board of Directors determines whether a director is independent through a broad consideration of all relevant facts and circumstances, including an assessment of the materiality of any relationship between the Company and a director not merely from the director’s standpoint, but also from the standpoint of persons or organizations with which the director has an affiliation. In making its determination, our Board of Directors adheres to the standards of the SEC and NYSE Amex.

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

Our Board of Directors committees include standing Audit and Compensation Committees.

Our Audit Committee is comprised of three members, each whom we have determined to be independent, based on NYSE Amex standards that previously applied to us.  Our Board of Directors has determined that Mr. DiVito, Chairman of the Audit Committee, is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our Compensation Committee is comprised of three members, each of whom we have determined to be independent based on NYSE Amex standards that previously applied to us.

Our Nominating and Governance Committee is comprised of three members, each of whom we have determined to be independent based on NYSE Amex standards that previously applied to us. See “Nominating and Governance Committee” below for further information.

Item 14.	Principal Accounting Fees and Services

Audit Fees

We were billed by our principal accountants, namely Ernst & Young, a total of $395,300 for fiscal year 2009, and a total of $500,700 for fiscal year 2008 for their audits of our annual consolidated financial statements, their reviews of our consolidated financial statements in our quarterly reports on Form 10-Q and Sarbanes-Oxley Act compliance for the respective years.

Audit-Related Fees

We were not billed by Ernst & Young in 2009 and 2008 for audit-related fees that are not reported above in "Audit Fees".

Tax Fees

We were billed $151,900 by Ernst & Young in 2009 for tax advice and planning services including approximately $92,000 for tax services associated with our potential debt restructuring.  We were billed in $47,600 by Ernst & Young in 2008 for tax advice and tax planning services.

All Other Fees

We were not billed by Ernst & Young for other professional services in fiscal years 2009 and 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)     List of Financial Statements

The following is the list of Independent Registered Public Accounting Firm’s Reports and the consolidated Financial Statements of the Company:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

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

March 26, 2010	RIVIERA HOLDINGS CORPORATION

	By:	/s/ WILLIAM L. WESTERMAN
William L. Westerman
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. WESTERMAN	Chairman of the Board, Chief	March 26, 2010
William L. Westerman	Executive Officer and President

/s/ PHILLIP B. SIMONS	Treasurer (Principal Financial	March 26, 2010
Phillip S. Simons	and Accounting Officer)

/s/ PAUL A. HARVEY	Director	March 26, 2010
Paul A. Harvey

/s/ VINCENT L. DIVITO	Director	March 26, 2010
Vincent L. DiVito

/s/ JAMES N. LAND, JR.	Director	March 26, 2010
James N. Land, Jr.

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Articles of Incorporation of the Company (see Exhibit 3 to Quarterly Report on Form 10-Q filed on November 10, 2003, Commission File No. 0-21430)

3.2*	Bylaws of the Company (see Exhibit 3.1 to Form 10-Q filed on November 9, 2007, Commission File No. 0-21430)

3.3*	Amendment to the Company Bylaws (see Exhibit 3.1 to Form 8-K filed on August 18, 2008. Commission File No. 0-21430)

3.4*	Articles of Incorporation of Riviera Operating Corporation (see Exhibit 3.3 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.5*	Bylaws of Riviera Operating Corporation (see Exhibit 3.4 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.6*	Articles of Incorporation of Riviera Gaming Management, Inc. (see Exhibit 3.5 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.7*	Bylaws of Riviera Gaming Management, Inc. (see Exhibit 3.6 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

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

10.23* (A)
Forms of Salary Continuation Agreements with Riviera Operating Corporation and Riviera Black Hawk, Inc. dated August 4, 2009 (see Exhibit 10.1 to Form 10-Q filed on August 10, 2009, Commission File No. 0-21430)

10.24*
Credit Agreement, dated June 8, 2007, among the Company, the Company's restricted subsidiaries, Wachovia Bank, National Association and the Lenders that are parties thereto (see Exhibit 10.2 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.25*
Commitment letter agreement dated April 27, 2007 between the Company and Wachovia Bank, National Association and Wachovia Capital Markets, LLC. (see Exhibit 10.3 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.26*
Deed of Trust, Assignment of Leases, Rents, Security Agreement, and Fixture Filing dated June 8, 2007, executed by the Company in favor of First American Title Insurance Company as Trustee (see Exhibit 10.4 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.27*
Deed of Trust, Assignment of Leases, Rents, Security Agreement, and Fixture Filing dated June 8, 2007, executed by Riviera Black Hawk, Inc. in favor of The Public Trustee For Gilpin County, Colorado and Wachovia Bank, National Association (see Exhibit 10.5 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

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

10.33* (A)	Third Amendment to Employment Agreement between the Company and William L. Westerman effective March 4, 2008 (see Exhibit 10.01 to Form 8-K filed on March 10, 2008. Commission File No. 0-21430)

10.34*	Material Definitive Agreement between the Company and Plainfield Special Situations Master Fund Limited (see Exhibit 10.1 to Form 8-K filed on November 19, 2008. Commission File No. 0-21430)

10.35*	Material Definitive Agreement between the Company and Desert Rock Enterprises LLC (see Exhibit 10.2 to Form 8-K filed on November 19, 2008. Commission File No. 0-21430)

10.36* (A)	Forms of Salary Continuation Agreements with Riviera Operating Corporation and Riviera Black Hawk, Inc. (see Exhibit 10.1 to Form 10-Q filed on November 10, 2008, Commission File No. 0-21630)

16.1*	Letter from Deloitte & Touche LLP, dated March 28, 2008 (see Exhibit 16 to Form 8-K/A filed April 8, 2008).

21.1*	Subsidiaries of the Company (see Exhibit 21.1 to Registration Statement on Form S-4 filed with the Commission on August 9, 2002, Commission File No. 333-97907)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 USC. 1350

32.2	Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 USC. 1350

*           These are incorporated herein by reference as exhibits hereto.  Following the description of each such exhibit is a reference to it as it appeared in a specified document previously filed with the Securities and Exchange Commission, to which there have been no amendments or changes, unless otherwise indicated.

(A) Management contract or compensatory plan or arrangement

RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Riviera Holdings Corporation

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency.  In addition, the Company is in default under its Credit Facility and Swap Agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst Young LLP
Las Vegas, Nevada
March 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Riviera Holdings Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Riviera Holdings Corporation and subsidiaries (the “Company”) for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Riviera Holdings Corporation and its subsidiaries for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 12, 2008

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Dollars In Thousands)

	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,056	$13,461
Restricted cash and cash equivalents	2,772	2,772
Accounts receivable—net of allowance of $239 and $559	2,063	2,457
Inventories	571	718
Prepaid expenses	2,940	2,976

Total current assets	27,402	22,384

PROPERTY AND EQUIPMENT—net	168,967	179,918

OTHER ASSETS	2,581	2,658

Total assets	$198,950	$204,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$227,544	$227,689
Current portion of fair value of interest rate swap liabilities	22,148	16,828
Current portion of obligation to officers	-	1,028
Accounts payable	5,413	7,751
Accrued interest	17,825	98
Accrued expenses	8,979	10,201
Total current liabilities	281,909	263,595

CAPITAL LEASES - Net of current portion	114	158

Total liabilities	282,023	263,753

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value—60,000,000 shares authorized; 17,141,124 and 17,161,824 shares issued at December 31, 2009 and 2008, respectively, and 12,473,055 and 12,493,755 shares outstanding at December 31, 2009 2008, respectively	17	17
Additional paid-in capital	20,399	19,820
Treasury stock, 4,668,069 shares at December 31, 2009 and 2008	(9,635)	(9,635)
Acumulated deficit	(93,854)	(68,995)
Total stockholders’ deficit	(83,073)	(58,793)
Total liabilities and stockholders’ deficit	$198,950	$204,960

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In Thousands, Except Per Share Amounts)

	2009	2008	2007
REVENUES
Casino	$82,186	$91,261	$114,340
Rooms	35,452	52,408	59,890
Food and beverage	23,427	28,433	32,353
Entertainment	7,988	13,424	13,498
Other	5,453	6,815	6,632
Total revenues	154,506	192,341	226,713
Less - promotional allowances	(20,457)	(22,581)	(21,218)
Net revenues	134,049	169,760	205,495

COSTS AND EXPENSES
Direct costs and expenses of operating departments:
Casino	43,705	47,752	56,197
Rooms	18,824	25,418	28,121
Food and beverage	15,687	20,506	23,848
Entertainment	3,320	8,049	8,687
Other	1,169	1,241	1,360
Other operating expenses:
General and administrative
Stock-based compensation	579	795	966
Other general and administrative	35,313	39,694	42,728
Mergers, acquisitions and development costs	-	191	611
Restructuring fees	2,233	-	-
Asset impairments	-	-	72
Depreciation and amortization	14,870	14,883	13,116
Total costs and expenses	135,700	158,529	175,706

(LOSS) INCOME FROM OPERATIONS	(1,651)	11,231	29,789

Gain (loss) on early retirement of debt	161	-	(12,878)
Change in fair value of derivative instruments	(5,320)	(3,556)	(13,272)
Interest expense, net, including related party interest of $24, $135 and $281 in 2009, 2008 and 2007, respectively	(18,049)	(17,091)	(21,897)
Total interest expense, net	(23,208)	(20,647)	(48,047)

NET LOSS BEFORE INCOME TAX PROVISION	(24,859)	(9,416)	(18,258)

INCOME TAX PROVISION	-	(2,446)	-

NET LOSS	$(24,859)	$(11,862)	$(18,258)
EARNINGS PER SHARE—Loss per share, basic and diluted	$(1.99)	$(0.96)	$(1.48)
Weighted-average common and common equivalent shares outstanding	12,478	12,393	12,309

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars In Thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

BALANCE—January 1, 2007	17,131,824	$17	$18,165	$(38,875)	(4,762,393)	$(9,841)	$(30,534)

Stock-based compensation - stock options	-	-	223	-	-	-	223
Restricted stock - forfeited	(7,200)	-	-	-	-	-	-
Stock-based compensation - restricted stock	-	-	743	-	-	-	743
Distribution of treasury stock - deferred compensation	-	-	(206)	-	94,324	206	-
Net loss	-	-	-	(18,258)	-	-	(18,258)

BALANCE—December 31, 2007	17,124,624	17	18,925	(57,133)	(4,668,069)	(9,635)	(47,826)

Stock-based compensation - stock options	-	-	191	-	-	-	191
Restricted stock - forfeited	(4,800)	-	-	-	-	-	-
Stock-based compensation - restricted stock	-	-	604	-	-	-	604
Stock issued under executive option plan	42,000	-	100	-	-	-	100
Net loss	-	-	-	(11,862)	-	-	(11,862)

BALANCE—December 31, 2008	17,161,824	17	19,820	(68,995)	(4,668,069)	(9,635)	(58,793)

Stock-based compensation - stock options	-	-	79	-	-	-	79
Restricted stock - forfeited	(20,700)	-	-	-	-	-	-
Stock-based compensation - restricted stock	-	-	500	-	-	-	500
Net loss	-	-	-	(24,859)	-	-	(24,859)

BALANCE—December 31, 2009	17,141,124	$17	$20,399	$(93,854)	(4,668,069)	$(9,635)	$(83,073)

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In Thousands)

	2009	2008	2007

OPERATING ACTIVITIES:
Net loss	$(24,859)	$(11,862)	$(18,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,870	14,883	13,116
Stock-based compensation - restricted stock	500	604	743
Stock-based compensation - stock options	79	191	223
Provision for bad debts	(10)	530	377
Asset impairment	-	-	72
(Gain) loss on early retirement of debt	(161)	-	12,878
Amortization of deferred loan fees	321	338	956
Change in fair value of derivative instruments	5,320	3,556	13,272
Change in operating assets and liabilities:
Accounts receivable	404	576	(877)
Inventories	147	737	337
Prepaid expenses	36	626	400
Other assets	(244)	97	185
Accounts payable	(2,701)	(3,221)	(794)
Accrued expenses	(1,206)	(4,078)	(1,651)
Accrued interest	17,727	(90)	(875)
Deferred income taxes—net	-	2,446	-
Deferred compensation plan obligation	-	(35)	(31)
Obligation to officers	(1,028)	(1,000)	(1,000)

Net cash provided by operating activities	9,195	4,298	19,073

INVESTING ACTIVITIES:
Capital expenditures for property and equipment—Las Vegas	(631)	(20,020)	(8,993)
Capital expenditures for property and equipment—Black Hawk	(2,925)	(2,069)	(3,099)
Restricted cash and investments	-	-	(2,772)

Net cash used in investing activities	(3,556)	(22,089)	(14,864)

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In Thousands)

	2009	2008	2007

FINANCING ACTIVITIES:
Proceeds from long-term borrowings	-	-	225,112
Repayments on long-term borrowings	(44)	(167)	(223,885)
Proceeds from line of credit	-	2,500	-
Cash paid for deferred loan fees	-	-	(1,902)
Exercise of employee stock options	-	100	-

Net cash (used in) provided by financing activities	(44)	2,433	(675)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,595	(15,358)	3,534

CASH AND CASH EQUIVALENTS—Beginning of year	13,461	28,819	25,285

CASH AND CASH EQUIVALENTS—End of year	$19,056	$13,461	$28,819

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Property acquired with accounts payable—Las Vegas, Nevada	$118	$3	$1,800

Property acquired with accounts payable—Black Hawk, Colorado	$245	$-	$841

Cash interest paid	$48	$17,050	$22,494

Distribution of deferred compensation treasury shares	$-	$-	$206

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

Cash and Cash Equivalents — Amounts classified as cash and cash equivalents included cash held in our concentration accounts and money market accounts with original maturities of 90 days or less Cash held in our concentration accounts and money market accounts had a value of $8,019,000 and $5,420,000 at December 31, 2009 and 2008, respectively.

Restricted Cash and Cash Equivalents — As of December 31, 2009 and 2008, $0.3 million in cash and $2.5 million in a certificate of deposit were held in restricted accounts for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for Workers Compensation.  The certificate of deposit matures in 2010.

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

For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we periodically assess the recoverability of property and equipment and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated.  If the undiscounted cash flows do not exceed the carrying value, then impairment is calculated based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

There were no asset impairment costs in 2009 and 2008.  Included in income from operations in the fourth quarter of 2007 was $72,000 in asset impairment costs.  The 2007 impairment costs related to the write down and subsequent disposal associated with certain slot machines in Black Hawk, which were no longer compliant with local gaming laws.

Other Assets — Other assets include deferred loan offering costs, which are amortized over the estimated life of the debt using the straight line method which approximates the effective interest rate method.  Such amortized costs are included in interest expense.

Stock-Based Compensation — As of December 31, 2009, the Company has four active stock-based compensation plans and two expired stock-based compensation plans. Under the Company’s active stock compensation plans, the Company shall at the discretion of the Company’s Compensation Committee, issue option grants of Company common stock to those directors in lieu of cash compensation.  The option grants issued under this plan are valued at the market value of the shares at the date of issuance on each regularly scheduled date for paying directors’ fees.

Income Taxes — We are subject to income taxes in the United States. Authoritative guidance for accounting for income taxes requires that we account for income taxes by recognizing deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of the reversal of future temporary differences.  As a result, we have concluded that it is more likely than not that the net deferred tax assets will not be realized and thus have provided an allowance against our entire net deferred tax asset balance.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate.  Authoritative guidance for accounting for uncertainty in income taxes prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and requires that we utilize a two-step approach for evaluating tax positions.  Recognition (Step I) occurs when we conclude that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement.  Note that authoritative guidance for accounting for uncertainty in income taxes uses the term “more likely than not” when the likelihood of occurrence is greater than 50%.

The tax positions failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized.  Authoritative guidance for uncertainty in accounting for income taxes specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2009, 2008 and 2007, we recognized no amounts for interest or penalties.

Fair Value Disclosures

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Expenses —The carrying value of these items is a reasonable estimate of their fair value due to their short term nature.

Long-Term Debt — The fair value of the Company’s long-term debt is based on quoted market prices.  Based on the quoted market price, the approximate fair value of long-term debt outstanding is $136,500,000 and $112,847,000 as of December 31, 2009 and 2008, respectively.

Interest Rate Swaps — From time to time, the Company enters into interest rate swaps.  The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  We do not use derivative financial instruments for trading or speculative purposes.  As such, the Company has adopted Financial Accounting Standards Board Accounting Standards Codification Topic 815, to account for interest rate swaps.  The pronouncements require us to recognize the interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value.  The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

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

On July 28, 2009, the Company received an early termination notice which claims a termination amount due and payable under the swap agreement equal to $22.1 million plus $4.4 million in accrued interest.  As of December 31, 2009, the Company reflects a $27.1 million liability related to the interest rate swap which includes $576,000 in accrued default interest ($22.1 million swap liability plus $5.0 million in accrued interest equals $27.1 million).  The Company recorded $5.3 million and $3.6 million in losses as a result of changes in the fair value of derivative instruments during the years ended December 31, 2009 and 2008, respectively.

Fair Value Measurement — In 2008, the Company adopted authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities.  The adoption did not have a material effect on the Company’s results of operations.  The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

Treasury Stock—Treasury shares are stated at cost. The Company’s Deferred Compensation Plan distributed the remaining shares to plan participants in 2007.  As a result, no shares were distributed under the Deferred Compensation Plan in 2009 and 2008.  94,324 shares were issued to plan participants in 2007.

Revenue Recognition and Promotional Allowances—The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino Revenue — Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts, commissions and points earned in customer loyalty programs, such as the player’s club loyalty program.

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

Promotional Allowances — Revenues include the estimated retail value of rooms, food and beverage, and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is reclassified to the casino department in the following amounts in thousands:

	Year Ended December 31
	2009	2008	2007

Food and beverage	$7,861	$8,447	$8,882
Rooms	3,374	3,455	2,763
Entertainment	988	1,007	918

Total costs allocated to casino departments	$12,223	$12,909	$12,563

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

Self-Insurance Reserves — The Company is self-insured for various levels of general liability and workers’ compensation insurance. Insurance claims and reserves include accruals of estimated settlements for known claims as well as accrued estimates of incurred but not reported claims. In estimating these costs, the Company considers its historical claims experience and makes judgments about the expected levels of costs per claim.  Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.  The Company was self-insured for non-union medical claims through December 31, 2007.  Effective January 1, 2008, the Company began using a third party insurer for non-union medical claims.

Loyalty Club Program — The Company provides our guests the opportunity to earn points redeemable for cash based on their level of gaming and non-gaming activities while at our properties. An accrual is recorded as points are earned based upon expected redemption rates.

Advertising — The costs of advertising are expensed as incurred and are allocated to each revenue department based upon content.  Advertising expense was $2,923,000 $2,897,000 and $2,782,000 in 2009, 2008, and 2007, respectively.

Earnings per Share — Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance. We calculate the effect of dilutive securities using the treasury stock method. As of December 31, 2009 and 2008, our potentially dilutive share-based awards consisted of grants of stock options as described in Note 15 below.

For the years ended December 31, 2009, 2008 and 2007, we recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options is zero (anti-dilutive). As a result, basic earnings per share is equal to diluted earnings per share for the years ended December 31, 2009,2008 and 2007.  As of December 31, 2009, there were no options outstanding that could potentially dilute basic earnings per share in the future.

Recently Issued Accounting Standards — In May 2009, the FASB issued guidance on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements. In February 2010, the FASB issued amended guidance on subsequent events. The amended guidance removes the requirement for U.S. Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated. The amended guidance is effective upon issuance, except for the use of the issued date for conduit debt obligors. The Company adopted the amended guidance upon issuance, as required. The adoption of the amended guidance did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance to establish the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP. The guidance is effective for interim and annual reporting periods ending after September 15, 2009. We adopted the guidance effective July 1, 2009 and the adoption did not have a material effect on our Consolidated Financial Statements.

In June 2009, the FASB issued new authoritative guidance regarding a transfer of financial assets, the effects of a transfer on its financial statements, and any continued involvement in transferred financial assets. Additionally, the concept of a qualifying special-purpose entity was removed. The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have a material effect on our Consolidated Financial Statements.

In June 2009, the FASB issued new authoritative guidance for enterprises involved with variable interest entities. The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have a material effect on our Consolidated Financial Statements.

In August 2009, the FASB issued new authoritative guidance on measuring liabilities at fair value. The guidance addresses restrictions on the transfer of a liability and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This guidance is effective for the first reporting period beginning after its issuance. We adopted the guidance effective October 1, 2009 and the adoption did not have a material effect on our Consolidated Financial Statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our Consolidated Financial Statements.

Reclassifications — Certain prior period amounts presented in our consolidated financial statements have been reclassified to conform to the December 31, 2009 presentation. These reclassifications had no effect on our net loss as previously reported.

2.	GOING CONCERN

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

As shown in the financial statements, the Company has generated net losses of $24.9 million, $11.9 million and $18.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and has an accumulated deficit of $93.9 million at December 31, 2009. The Company has total cash and cash equivalents of $19.1 million and a net working-capital deficit of $254.5 million at December 31, 2009. The net working-capital deficit includes $227.5 million of the Company’s Credit Facility and $22.1 million of the Company’s Swap Agreement.

In connection with our Credit Facility, we agreed to several affirmative and negative covenants.  During 2009, the Company did not comply with all of the affirmative and negative covenants including its obligation to make payments under the Credit Facility (see “2009 Credit Defaults” within Note 10).  With the aid of our financial advisors and outside counsel, the Company is continuing to negotiate with its various creditor constituencies to refinance or restructure its debt.  There is no assurance that the Company will be successful in completing a refinancing or consensual out-of-court restructuring and if it is unable to do so, the Company will likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.  The conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (in thousands):

	2009	2008

Casino	$240	$279
Hotel	2,062	2,737

Total	2,302	3,016
Less - Collection allowances	(239)	(559)

Accounts receivable - net	$2,063	$2,457

Collection allowances activity for the years ending December 31 consist of the following (in thousands):

	2009	2008

Beginning balance	$559	$436
Write-offs	(325)	(431)
Recoveries	15	24
Provision for doubtful collection	(10)	530

Ending balance	$239	$559

The Company manages its credit risk by evaluating customers’ credit worthiness before extending credit.  The maximum credit losses that might be sustained are limited to the recorded receivables less any amounts reserved.

4.	PREPAID EXPENSES

Prepaid expenses consist of the following at December 31 (in thousands):

	2009	2008

Prepaid gaming taxes	$883	$1,186
Prepaid insurance	713	785
Vendor deposits and retainers	275	28
Prepaid equipment maintenance	406	338
Other	663	639

Total	$2,940	$2,976

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

	2009	2008

Land and improvements	$40,752	$40,752
Buildings and improvements	145,374	144,898
Equipment, furniture, and fixtures	173,251	174,283
Construction in progress	31	30

Total cost	359,408	359,963
Less - Accumulated depreciation and amortization	(190,441)	(180,045)

Property and equipment-net	$168,967	$179,918

Substantially all of the Company’s property and equipment are pledged as collateral to secure debt (see Note 10).

6.	OTHER ASSETS

Other assets consist of the following at December 31 (in thousands):

	2009	2008

Deposits	$384	$128
Deferred loan fees, net of accumulated amortization of $853 and $532	1,049	1,370
Base stock	1,148	1,160
Total	$2,581	$2,658

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of the following at December 31 (in thousands):

	2009	2008
Accounts payable vendors	$2,327	$3,587
Customer deposits, non-gaming	562	899
Other	445	481
Insurance contracts	49	553
Sub total	3,383	5,520

Outstanding chip and token liability	235	392
Customer loyality liabilities	544	631
Progressive jackpot liabilities	1,114	1,009
Customer deposits and other	137	199
Total gaming customer-related payables	2,030	2,231
Total	$5,413	$7,751

Accrued expenses consist of the following at December 31 (in thousands):

	2009	2008

Payroll and related taxes and benefits	$5,567	$5,995
Property and gaming taxes	2,668	2,632
Professional fees, deferred revenues and deposits	744	1,574
Total	$8,979	$10,201

8.	FAIR VALUE MEASUREMENTS

In 2008, the Company adopted authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The adoption did not have a material effect on the Company’s results of operations.

The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings.  The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.  As of December 31, 2009, the Company had no assets or liabilities measured at fair value on a recurring basis.

On July 27, 2009, the Company received from Wachovia a Notice of Amount Due Following Early Termination of our interest rate swap agreement (see “2009 Credit Defaults” within Note 10).  As a result, the mark to market interest rate swap liability was adjusted to $22.1 million which is the balance as of December 31, 2009 and reflects the amount due and payable on the Notice of Amount Due Following Early Termination.

9.	OBLIGATION TO OFFICERS

Obligation to officers consists of the nonqualified pension plan obligation to the Company’s Chief Executive Officer (“CEO”), including accrued interest and deferred compensation plan liabilities, payable upon expiration of his employment contract or a change of control of the Company.  Note that the remaining nonqualified pension plan obligation, including accrued interest, was paid to the Company’s CEO on October 2, 2009.

Obligation to officers consists of the following at December 31 (in thousands);

	2009	2008

Accrued interest on pension—CEO, unfunded	$-	$1,028
Less-current portion	-	(1,028)
Obligation to officers - net of current portion	$-	$-

10.	LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2009	2008

$225 million Term Loan maturing on June 8, 2014	$225,000	$225,000

$3 million Revolving Credit Facility	2,500	2,500

Interest Rate Swap	22,148	16,828

Capitalized lease obligations (Note 11)	158	201

5.5% Special Improvement District Bonds - issued by the City of Black Hawk, Colorado, interest and principal payable monthly over 10 years beginning in 2000	-	146

Total long-term debt	249,806	244,675
Less-Current portion of debt	(249,692)	(244,517)

Total	$114	$158

Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2010	$249,692
2011	44
2012	45
2013	25
2014	-
Thereafter	-
Total	$249,806

The Credit Facility

On June 8, 2007, RHC and its Subsidiaries entered into the Credit Facility.  The Credit Facility includes a $225 million seven-year term loan (“Term Loan”) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined.  The Credit Facility also includes a $20 million five-year revolving credit facility (“Revolving Credit Facility”) under which the Company can obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolver commitment from $20 million to $3 million. The Company is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans.  The rate for the Term Loan and revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the “Swap Agreement”) that became effective June 29, 2007 that the Company entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement).  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

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

As of December 31, 2009, the Company had $2.5 million outstanding against the Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

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

The Credit Facility contains non-financial affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on incurrence of other indebtedness.

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

The Credit Facility is guaranteed by the Subsidiaries, which are all of the Company’s restricted subsidiaries. These guaranties are full, unconditional, and joint and several.  RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to the Company’s financial position or results of operations, are not guarantors of the Credit Facility.

2009 Credit Defaults

As previously disclosed on a Form 8-K filed with the SEC on March 4, 2009, the Company received a notice of default on February 26, 2009 (the “February Notice”) from Wachovia with respect to the Credit Facility in connection with the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provided that as a result of the default, the Company would no longer have the option to request the LIBOR Rate loans described above.  Consequently, the Term Loan was converted to an ABR Loan effective March 31, 2009.

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest of $17.8 million for the twelve months ended December 31, 2009.  Consequently, we elected not to make these payments.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

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

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which includes $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolver balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of December 31, 2009, our Term Loan and Revolver bear interest at approximately 6.25%.  As of December 31, 2009, the interest rate swap liability is $22.1 million which equals the mark to market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.   Additionally, accrued interest as of December 31, 2009 includes $5.0 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination and $0.6 million in default interest pursuant to the Swap Agreement termination.

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

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Special Improvement District Bonds

In 2000, the Company incurred debt totaling $1.2 million associated with Special Improvement District Bonds issued by the City of Black Hawk, Colorado for road improvements and other infrastructure projects benefiting Riviera Black Hawk and neighboring casinos.  The remaining balance of the debt was $146,000 at December 31, 2008 and this amount was forgiven by the City of Black Hawk in February 2009.  The amount forgiven plus an additional $15,000 related to the obligation were recorded as a gain on early retirement of debt within our consolidated statement of operations for the year ended December 31, 2009.

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

The following is a schedule by year of the minimum rental payments due under capital leases as of December 31, 2009 (in thousands):

Capital
Years ending December 31,	Leases

2010	$45
2011	45
2012	45
2013	26
2014	-
Thereafter	-
Total minimum lease payments	161
Less-Interest portion of payments	(3)
Present value of net minimum lease payments	$158

Property and equipment under capital lease as of December 31, 2009 and 2008 were $202,000 and $236,000 with accumulated amortization of $76,700 and $23,600, respectively.

Rental expense for equipment under operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $928,000, $269,000 and $1,230,000, respectively. All are cancelable within a year.

In addition, the Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of non-cancelable operating leases that expire in various years through 2013, and have options to extend at the tenant’s option.  Rental income, which is included in other revenue, for the years ended December 31, 2009, 2008 and 2007 was approximately $2,895,000, $3,388,000 and $2,448,000 respectively.

At December 31, 2009, the Company had future minimum annual rental income due under non-cancelable operating leases as follows (in thousands):

2010	$2,173
2011	1,143
2012	545
2013	143
2014	43

Total	$4,047

Certain lease arrangements at the Riviera Las Vegas contain a buyout/liquidated damages provision. This provision provides that in the event of a major renovation or certain other events, the Company has the right, according to an agreed-upon formula, to buy out any remaining term of the lease by providing the tenant twelve months written notice.

12.	INCOME TAXES

Components of our provision for income taxes are as follows:

Years ended December 31,	2009	2008	2007
(In thousands)
Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-
Federal	-	2,446	-
State	-	-	-
Total deferred	-	2,446	-
Provision for income taxes	$-	$2,446	$-

The effective income tax rates differ from statutory US federal income tax rates as follows:

Years ended December 31,	2009	2008	2007
	Rate	Rate	Rate
Taxes at federal statutory rate	-35.0%	-35.0%	-35.0%
State income tax, net	-0.6%	-0.5%	-0.6%
Employee benefits	1.5%	6.0%	3.5%
FICA credit	-0.5%	-1.9%	-0.2%
Other, net	0.9%	-3.7%	0.7%
Effect of rate change	0.0%	0.0%	0.5%
Valuation allowance	33.7%	61.1%	31.1%
Provision for income taxes	0.0%	26.0%	0.0%

Under the accounting guidance, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset consisted of the following:

December 31,	2009	2008
(In thousands)

Deferred Tax Assets
Reserves and accruals	$577	$2,005
Fair value of SWAP	7,752	6,003
Share-based compensation	461	622
Federal net operating loss carry forwards	33,051	24,197
State net operating loss carry forwards	526	359
AMT and other tax credits	3,840	3,732
Other	46	44
	46,253	36,962
Valuation allowance	(38,362)	(29,974)
Total Deferred Tax Asset	$7,891	$6,988

Deferred Tax Liabilities
Prepaid expenses	$(699)	$(436)
Property and equipment	(7,192)	(6,552)
Total Deferred Tax Liability	$(7,891)	$(6,988)

Net Deferred Tax Asset (Liability)	$-	$-

Our U.S. net operating loss carry forwards in the amount of $94.3 million at December 31, 2009 and 72.4 million at December 31, 2008 will expire in tax years ending 2012 through 2029.   Our AMT credits of $1.8 million have no expiration date.  Our other general business tax credits of $2.0 million at December 31, 2009 and $1.8 million at December 31, 2008 will expire in tax years ending 2010 through 2029.  Our state net operating loss carry forwards in the amount of $17.4 million at December 31, 2009 and $12.6 million at December 31, 2008 will expire in tax years ending 2020 through 2029.  Due to certain significant changes in ownership in prior years, some of the net operating losses and general business credits are subject to limitation under Internal Revenue Code Sections 382 and 383.

We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with accounting guidance. This assessment included the evaluation of the reversal of temporary differences.  As a result, we have concluded that it is more likely than not that the net deferred tax assets will not be realized and thus have provided an allowance for the entire net deferred tax asset balance.  Our valuation allowance was $38.4 at December 31, 2009, $30.0 million at December 31, 2008 and $24.2 million at December 31, 2007.

The Company is subject to the accounting guidance for uncertain income tax positions as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the accounting guidance. In addition, the Company did not record a cumulative effect adjustment related to the adoption of the accounting guidance for uncertain income tax positions.

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

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax.  In July 2008, the Court denied the State’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of December 31, 2009, the Company had not recorded a receivable related to this matter.

14.	EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

William L. Westerman serves as Chairman of the Board, President and CEO, and as Chairman of the Board and CEO of the Company’s wholly-owned subsidiary, Riviera Operating Corporation (“ROC”), and CEO of Riviera Black Hawk, Inc.  Mr. Westerman has an employment agreement with the Company.  Under Mr. Westerman’s employment agreement, which was last amended by the Third Amendment to the employment agreement on March 4, 2008, he is employed for one-year (calendar year) terms, which automatically renew for successive one-year terms unless written notice is provided by Mr. Westerman at least 180 days, or by us at least 90 days, prior to termination of the current term.

Mr. Westerman’s base annual compensation is $1,000,000. The Third Amendment provides that, effective January 1, 2008, Mr. Westerman is eligible to participate in the Company’s senior management incentive compensation plan.  Mr. Westerman received an award under the Incentive Compensation Program of $98,000 for the Company’s 2009 performance and no award for the Company’s 2008 performance.

Mr. Westerman’s employment agreement required the Company to fund a retirement account for him.  The Company no longer makes principal contributions to the retirement account. The retirement account had a balance, including accrued interest, of $1,028,000 as of December 31, 2008.  The remaining retirement account balance, including accrued interest, was paid to Mr. Westerman on October 2, 2009.

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

In addition to Mr. Westerman, Robert Vannucci, President and COO of ROC, has an employment agreement with the Company effective September 1, 2006.  The agreement is for a one-year term and automatically renews for successive one-year terms.  Mr. Vannucci’s base compensation is $400,000.   His employment agreement also provides for an annual incentive award of $200,000 plus an amount for a stretch bonus under the Company’s Incentive Compensation Program if Riviera Las Vegas fully achieves financial targets for Riviera Las Vegas predetermined by the Company’s Compensation Committee (or a prorated award, if we partially achieve those targets).  For 2009 and 2008, Mr. Vannucci did not receive an award under the Incentive Compensation Program.  Mr. Vannucci received an Incentive Compensation Program award of $203,458 for 2007.  Mr. Vannucci or the Company may terminate the employment agreement at any time upon 30 days prior written notice, but if the Company terminates it without cause, then Mr. Vannucci will be entitled to one year’s salary, a prorated award under the Company’s Incentive Compensation Program, two years of health insurance benefits and a one-year automobile allowance of $6,000, plus reimbursement of all reasonable automobile expenses (excluding lease or loan payments).

Incentive Compensation Program — the Company has an Incentive Compensation Program covering employees who, in the opinion of the Company’s Chairman of the Board, either serve in key executive, administrative, professional, or technical capacities with the Company, or who have made a significant contribution to the successful and profitable operation of the Company. The amount of each bonus is based upon a sliding targeted scale of earnings established annually.  The Company recorded $542,000 for Compensation Program bonuses in 2009.  No amounts were recorded for Compensation Program bonuses in 2008 and the Company recorded $1,676,000 for Compensation Program bonuses in 2007.

Pension Plan Contributions — the Company contributes to multi-employer pension plans under various union agreements in Las Vegas to which the Company is a party.  Contributions, based on wages paid to covered employees, were approximately $1,468,000, $2,020,000 and $1,989,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Profit Sharing and 401(k) Plans — the Company has profit sharing and 401(k) plans (the “Profit Sharing and 401(k) Plans”) for employees of Riviera Las Vegas and Riviera Black Hawk who are at least 21 years of age and who are not covered by a collective bargaining agreement and are eligible after ninety days of service.

Effective January 1, 2008 the Company amended its 401(k) Plans to match an amount not to exceed 50% of the first 6% of each participant’s compensation.  Prior to January 1, 2008 the Company match was 25% of the first 8%.  Effective January 1, 2009, the Company suspended the Company match to the 401(k).  As a result, the Company made no matching contributions in 2009.  The Company matching contributions for the years ended December 31, 2008 and 2007 were $452,000 and $279,000, respectively. The Company also pays administrative costs of the Profit Sharing and 401(k) Plans, which are not significant.

Prior to 2003, the Company suspended contributions to the profit sharing component of the Profit Sharing and 401(k) Plans and the Company substituted contributions to an Employee Stock Ownership Plan (“ESOP”), (see “Employee Stock Ownership Plan,” directly below).

Employee Stock Ownership Plan — The ESOP was established prior to 2003 to replace the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged.  The ESOP provided that all employees of Riviera Las Vegas and Riviera Black Hawk who were employed on and completed a minimum of 1,000 hours of service by, December 31 of that plan year, were at least 21 years of age, and were not covered by a collective bargaining agreement were eligible to participate in the ESOP.  The ESOP provided that the Company will make a contribution to the ESOP’s participants at Riviera Las Vegas and Riviera Black Hawk relative to the economic performance of each property and for the corporate participants relative to the economic performance of the entire Company.  The Board of Directors unanimously elected to terminate the ESOP effective May 11, 2009 due to prohibitive administrative costs.  The ESOP trust account was closed in 2009 after distributing the remaining stock and cash amounts to the participants.  No contributions were made to the ESOP in 2009 and 2008.  The Company contributed $316,000 to the ESOP in 2007.

Deferred Compensation Plan — Prior to 2003, the Company adopted a Deferred Compensation Plan (the “DCP”). The purpose of the DCP is to provide eligible employees with the opportunity to defer the receipt of cash compensation. Participation in the DCP is limited to employees who receive annual compensation of at least $100,000. The deferred funds, other than the common stock component, were maintained on the Company books as funded liabilities under Rabbi Trusts for the benefit of the participants. All elections to defer the receipt of compensation must be made no later than December 1st preceding the plan year to which the election relates and are irrevocable for the duration of that plan year. No deferrals have been made since 2004 and the plan distributed the remaining common stock to participants during 2007.  There was no balance in the Deferred Compensation Plan as of December 31, 2009 and 2008, respectively.

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

Salary Continuation Agreements — 55 key employees (excluding Mr. Vannucci) of RHC, ROC and RBH have salary continuation agreements effective through December 31, 2010.  The agreements entered into with 50 significant ROC and RBH employees entitles such employees to six months of base salary and health insurance benefits, subject to such employees’ duty to mitigate by obtaining similar employment elsewhere, in the event ROC or RBH, as applicable, terminated their employment without cause (a “Company Termination”) within 12 months after a change in control.  One ROC and one RBH employee are entitled to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control with no duty to mitigate.  In addition, the Company entered into salary continuation agreements with William Westerman, RHC’s Chief Executive Officer, Tullio J. Marchionne, RHC’s Secretary and General Counsel and ROC’s Secretary and Executive Vice President and Phillip B. Simons, RHC’s Treasurer and CFO and ROC’s Vice President of Finance which entitles each of them to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change of control of RHC with no duty to mitigate.  As of December 31, 2009, the estimated total amount payable under all such agreements was approximately $4.2 million, which includes $525,000 in benefits.

15.	STOCK OPTION PLANS

Stock Compensation Plans — At December 31, 2009, the Company had two active stock option plans and two expired stock option plans, which are described below.  Under the 1993 Employee Stock Option Plan (the “1993 Option Plan”), the Company was authorized to grant options to employees for up to one million shares of its common stock. Under the Non-Qualified Stock Option Plan for Non-Employee Directors (the “1996 Option Plan”), the Company was authorized to grant options to non-employee directors for up to 150,000 shares of common stock.  Under these plans, the exercise price of each option equaled the market price of the Company stock on the date of grant.  All options have vested under the 1996 Option Plan.

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

In 2005, the Company granted 385,500 restricted shares to 21 executives under its Restricted Stock Plan.  On December 31, 2009, 35,100 restricted shares remained outstanding and $49,500 remained to be realized as expense related to these shares.  On the 2009 anniversary of the grant, 35,100 shares vested and the restrictions were lifted.

In 2009, Robert A. Vannucci, ROC’s President and COO, elected to forfeit 12,000 restricted shares and Tullio J. Marchionne, RHC’s Secretary and General Counsel and ROC’s Secretary, elected to forfeit 3,900 restricted shares.  Except for accelerated vesting in the event of an executive’s death or disability, retirement at or after age 62, termination of employment by us other than for cause, or certain events of hardship, or in the event of a change in control of the Company, the vesting schedule for the shares is as follows.

March 10, 2006	20%
March 10, 2007	40%
March 10, 2008	60%
March 10, 2009	80%
March 10, 2010	100%

On May 27, 2005, the Company granted a total of 30,000 shares of stock to its non-employee directors.  Those shares are subject to restrictions on re-sales, assignments, pledges, encumbrances or other transfers prior to vesting.  The shares vest at the rate of 20% per year on each anniversary of the grant date.  However, accelerated vesting will occur upon death, disability, a change of control of the Company or under any other termination of directorship status, except resignation prior to reaching age 62 or declining to stand for reelection prior to reaching age 62 (which would result in forfeiture of the non-vested shares).  In 2009, three directors, Messrs. DiVito, Land and Harvey, elected to forfeit 4,800 shares.

The activity of the 1993 Option Plan and the two director option plans (the 1996 Option Plan and the 2005 Stock Option Plan for Non-employee Directors) is as follows:

		Weighted-
		Average
		Per Share
		Exercise
Stock Options	Shares	Price

Outstanding, December 31, 2006	234,000	$4.33
Automatic grant to directors	24,000	$36.56
Outstanding, December 31, 2007	258,000	$7.33
Exercised	(42,000)	$2.45
Automatic grant to directors	24,000	$15.35
Outstanding, December 31, 2008	240,000	$8.99
Expired	(42,000)	$11.78
Automatic grant to directors	18,000	$1.48
Outstanding, December 31, 2009	216,000	$7.82

	Outstanding	Average	Weighted-
	at	Remaining	Average
Range of	December 31,	Contractual	Exercise
Exercise Prices	2009	Life	Price

$1.33 to $2.00	48,000	5.61 years	$1.76
$2.18 to $20.00	132,000	4.28 years	$4.23
$20.00 to $36.56	36,000	6.92 years	$29.08

	Shares	Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Shares exercisable 12/31/09	165,600	$5.38	5.48 years	$0

One director, Mr. Silver, resigned during 2009, subsequently, 42,000 outstanding options expired unexercised with a weighted average exercise price of $11.78.

Option expense recorded in 2009, 2008 and 2007 was $79,000, $192,000 and $223,000, respectively.  Restricted stock expense recorded in 2009, 2008 and 2007 was $500,000, $603,000 and $744,000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009, respectively: dividend yield of 0%; average expected volatility of 66% based on the history of the stock price; risk-free interest rates of 3.66% and average expected life of 7.5 years.  The average weighted fair value of options granted in 2009, 2008 and 2007 was $1.04, $5.09 and $11.06 per share, respectively.

As of December 31, 2009, there was a total of $124,000 of unamortized compensation related to stock options, which is expected to be recognized as compensation over the vesting period of the related grants through May 2014.

16.	GUARANTOR INFORMATION

The Credit Facility is guaranteed by the Subsidiaries, which are all of the Company’s restricted subsidiaries. These guaranties are full, unconditional, and joint and several. RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to its financial position or results of operations, are not guarantors of the Credit Facility.

17.	LOSS PER SHARE

Basic loss per share is computed by dividing net loss per share by the weighted-average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net income by the weighted number of common and common-equivalent shares outstanding for the period.  Options to purchase common stock, whose exercise price was greater than the average market price for the period have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. Such anti-dilutive options excluded from the calculation of diluted loss per share for the years ended December 31, 2009, 2008 and 2007 were 216,000, 141,177, and 265,486, respectively based on the treasury method.

18.	RELATED PARTY TRANSACTIONS

Jeffrey A. Silver, a former member of the Company’s board of directors who resigned from the board effective February 23, 2009, is a shareholder in the law firm of Gordon & Silver, Ltd. (“Gordon & Silver”).  The Company engaged Gordon & Silver for various securities issues and other legal matters since 1993.  The Company incurred legal expenses to the firm, which are included in mergers, acquisitions and development cost, of $174,000 in 2007.  No legal expenses for mergers, acquisitions and development were incurred in 2009 and 2008. The Company incurred legal expenses to the firm, which are included in other general and administrative costs, of $14,400, $5,000 and $67,000 in 2009, 2008 and 2007, respectively.  The Company incurred legal expenses to the firm, which are included in our refinancing costs, of $124,000 for 2007.  In 2009, the Company incurred legal expenses to the firm, which are included in restructuring fees, of $140,700 and paid $50,000 to the firm as a retainer for legal services related to our potential debt restructuring.

19.	SEGMENT DISCLOSURES

We review our operations by our geographic gaming market segments:  Riviera Las Vegas and Riviera Black Hawk. All inter-segment revenues have been eliminated.

(in thousands)	2009	2008	2007

Net revenues:
Riviera Las Vegas	$91,880	$128,031	$151,505
Riviera Black Hawk	42,169	41,729	53,990

Total net revenues	$134,049	$169,760	$205,495

Property EBITDA(1)
Riviera Las Vegas	$9,635	$18,748	$30,166
Riviera Black Hawk	9,892	12,209	19,133

Other costs and expenses:
Corporate expense
Share-based compensation	579	795	966
Other corporate expenses	3,496	3,857	4,745
Depreciation and amortization	14,870	14,883	13,116
Mergers, acquisitions and development costs, net	-	191	611
Restructuring Fees	2,233	-	-
Asset impairments	-	-	72
(Gain) Loss on retirement of debt	(161)	-	12,878
Change in fair value of derivative instruments	5,320	3,556	13,272
Interest expense	18,147	17,429	23,756
Interest income	(98)	(338)	(1,859)
	44,386	40,373	67,557
Net loss before income tax provision	(24,859)	(9,416)	(18,258)
Income tax provision	-	(2,446)	-
Net loss	$(24,859)	$(11,862)	$(18,258)

Interest expense:
Riviera Las Vegas	$12,897	$12,164	$16,851
Riviera Black Hawk	5,250	5,265	6,905
	$18,147	$17,429	$23,756

Depreciation expense
Riviera Las Vegas	$10,761	$10,599	$9,143
Riviera Black Hawk	4,109	4,284	3,973
	$14,870	$14,883	$13,116

Asset impairment:
Riviera Las Vegas	$-	$-	$-
Riviera Black Hawk	-	-	72
	$-	$-	$72

	December 31
	2009	2008
Property and equipment (2):

Riviera Las Vegas	$109,124	$119,155
Riviera Black Hawk	59,843	60,763
	$168,967	$179,918

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

(2)	Property and equipment represent property and equipment net of accumulated depreciation and amortization.

20.	SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in the consolidated financial statements.

21.	UNAUDITED QUARTERLY FINANCIAL DATA

The following tables (amounts in thousands, except per share data) present selected quarterly financial information for 2009 and 2008, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter.

RIVIERA HOLDINGS CORPORATION

UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in Thousands, Except per Share Data)

	March 31	June 30	September 30	December 31
Year ended December 31, 2009
Net revenues	$34,656	$34,642	$34,632	$30,119
Operating income (loss)	1,470	(600)	(1,007)	(1,514)
Loss before income tax provision	(1,037)	(13,519)	(4,673)	(5,630)
Net loss	(1,037)	(13,519)	(4,673)	(5,630)
Loss per share—basic	$(0.08)	$(1.08)	$(0.38)	$(0.45)
Loss per share—diluted	$(0.08)	$(1.08)	$(0.38)	$(0.45)

Year ended December 31, 2008
Net revenues	$47,962	$45,615	$40,208	$35,975
Operating income (loss)	6,700	5,044	195	(708)
Income (loss) before income tax provision	(5,783)	10,073	(3,464)	(10,242)
Net (loss) income	(5,783)	10,073	(3,464)	(12,688)
Income (loss) per share—basic	$(0.46)	$0.81	$(0.28)	$(1.02)
Income (loss) per share—diluted	$(0.46)	$0.80	$(0.28)	$(1.02)