Form 10-Q
period 2010-03-31
RIVIERA HOLDINGS CORP
filed 2010-05-17
CIK 899647

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of May 14, 2010, there were 12,452,355 shares of Common Stock, $.001 par value per share, outstanding.

RIVIERA HOLDINGS CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Riviera Holdings Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles.  The results from the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results.

The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the entire year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
ASSETS	March 31, 2010 (unaudited)	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$21,785	$19,056
Restricted cash	2,772	2,772
Accounts receivable-net of allowances of $545 and $239, respectively	2,221	2,063
Inventories	512	571
Prepaid expenses and other assets	3,343	2,940
Total current assets	30,633	27,402

PROPERTY AND EQUIPMENT-net	166,179	168,967
OTHER ASSETS-net	2,363	2,581
TOTAL	$199,175	$198,950

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$227,544	$227,544
Current portion of fair value of interest rate swap liabilities	22,148	22,148
Accounts payable	5,742	5,413
Accrued interest	21,637	17,825
Accrued expenses	9,525	8,979
Total current liabilities	286,596	281,909
CAPITAL LEASES-net of current portion	104	114
Total liabilities	286,700	282,023

COMMITMENTS and CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIENCY:
Common stock ($.001 par value; 60,000,000 shares authorized, 17,120,424 and 17,141,124 shares issued at March 31, 2010 and December 31, 2009, respectively, and 12,452,355 and 12,473,055 shares outstanding at March 31, 2010 and December 31, 2009, respectively)	17	17
Additional paid-in capital	20,479	20,399
Treasury stock (4,668,069 shares at March 31, 2010 and
December 31, 2009)	(9,635)	(9,635)
Accumulated deficit	(98,386)	(93,854)
Total stockholders' deficiency	(87,525)	(83,073)
TOTAL	$199,175	$198,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
REVENUES:	2010	2009
Casino	$18,850	$20,231
Rooms	8,433	10,336
Food and beverage	5,350	5,564
Entertainment	876	2,043
Other	1,045	1,600
Total revenues	34,554	39,774
Less-promotional allowances	(3,740)	(5,118)
Net revenues	30,814	34,656

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	10,071	10,635
Rooms	4,663	4,888
Food and beverage	3,627	3,640
Entertainment	601	933
Other	279	296
Other operating expenses:
Share-based compensation	81	185
Other general and administrative	8,536	8,710
Restructuring fees	119	91
Depreciation and amortization	3,466	3,899
Total costs and expenses	31,443	33,277
(LOSS) INCOME FROM OPERATIONS	(629)	1,379

OTHER EXPENSE:
Change in value of derivative instrument	-	1,672
Gain on extinguishment of debt	-	146
Interest expense-net	(3,903)	(4,234)
Total other expense-net	(3,903)	(2,416)
NET LOSS	$(4,532)	$(1,037)

NET LOSS PER SHARE DATA:
Basic	$(0.36)	$(0.08)
Diluted	$(0.36)	$(0.08)
Weighted-average common shares outstanding	12,470	12,492
Weighted-average common and common equivalent shares	12,470	12,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(4,532)	$(1,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,466	3,899
Provision for bad debts	307	88
Stock based compensation-restricted stock	67	151
Stock based compensation-stock options	14	34
Change in value of derivative instrument	-	(1,672)
Loss on disposal of equipment	109	-
Gain on extinguishment of debt	-	(146)
Changes in operating assets and liabilities:
Accounts receivable	(464)	(446)
Inventories	59	211
Prepaid expenses and other assets	(185)	(306)
Accounts payable	133	(2,207)
Accrued interest	3,812	4,119
Accrued expenses	544	684
Obligation to officers	-	(261)
Net cash provided by operating activities	3,330	3,111

INVESTING ACTIVITIES:
Capital expenditures-Las Vegas	(524)	(151)
Capital expenditures-Black Hawk	(67)	(114)
Net cash used in investing activities	(591)	(265)

FINANCING ACTIVITIES:
Payments on capitalized leases	(10)	(7)
Net cash used in financing activities	(10)	(7)

INCREASE IN CASH AND CASH EQUIVALENTS	2,729	2,839
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	19,056	13,461
CASH AND CASH EQUIVALENTS-END OF PERIOD	$21,785	$16,300

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property acquired with debt and accounts payable	$196	$103
Cash paid for interest	$36	$142

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Principles of Consolidation

The accompanying unaudited, condensed consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company’s management reviewed events that occurred from December 31, 2009 until the issuance of the financial statements.

2.	GOING CONCERN

The accompanying unaudited condensed consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

In connection with our Credit Facility (defined in Note 5 below), we agreed to several affirmative and negative covenants.  The Company is currently not in compliance with certain affirmative and negative covenants including its obligation to make payments under the Credit Facility (see “2009 Credit Defaults” within Note 5 below).  With the aid of our financial advisors and outside counsel, the Company is continuing to negotiate with its various creditor constituencies to refinance or restructure its debt.  There is no assurance that the Company will be successful in completing a refinancing or consensual out-of-court restructuring and if it is unable to do so, the Company will likely be compelled to seek protection under Chapter 11 of the U. S. Bankruptcy Code.  The conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.  Our independent registered public accounting firm included an explanatory paragraph that expresses doubt as to our ability to continue as a going concern in their audit report contained in our Form 10-K report for the year ended December 31, 2009.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications, having no effect on net loss have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.  The reclassifications relate to the manner in which the Company classifies liabilities as either accounts payable or accrued liabilities.

Earnings Per Share

Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance.  We calculate the effect of dilutive securities using the treasury stock method.  As of March 31, 2010 and 2009, our potentially dilutive share based awards consisted of grants of stock options.

For each of the three months ended March 31, 2010 and 2009, we recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options is zero (anti-dilutive).  As a result, basic earnings per share were equal to diluted earnings per share for the three months ended March 31, 2010 and 2009.

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

The tax positions failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized.  Authoritative guidance for uncertainty in accounting for income taxes specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2010 and the year ended December 31, 2009, we recognized no amounts for interest or penalties.

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

Restricted Cash

This cash is held as a certificate of deposit for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for Workers Compensation.  The cash is held in a one-year certificate of deposit which matures August 2010.  On May 11, 2010, the State of Nevada Workers Compensation Division issued a letter informing the Company that the division had released all interest in the aforementioned cash.  As a result, the cash is no longer restricted and is included in cash and cash equivalents effective May 11, 2010.

Interest Rate Swaps

From time to time, the Company enters into interest rate swaps.  The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  We do not use derivative financial instruments for trading or speculative purposes.  As such, the Company has adopted Financial Accounting Standards Board Accounting Standards Codification Topic 815, to account for interest rate swaps.  The pronouncement requires us to recognize the interest rate swaps as either assets or liabilities in the condensed consolidated balance sheets at fair value.  The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the condensed consolidated statement of operations.

Derivative instruments that are designated as fair value hedges and qualify for the “shortcut” method allow for an assumption of no ineffectiveness.  As such, there is no impact on the condensed consolidated statement of operations from the changes in the fair value of the hedging instrument.  Instead, the fair value of the instrument is recorded as an asset or liability on our condensed balance sheet with an offsetting adjustment to the carrying value of the related debt.

On July 28, 2009, the Company received an early termination notice which claims a termination amount due and payable under the swap agreement equal to $22.1 million plus $4.4 million in accrued interest.  As of March 31, 2010, the Company reflects a $27.4 million liability related to the interest rate swap which includes $5.3 million in accrued interest ($5.3 million in accrued interest includes $0.9 million in accrued default interest).  The Company determined the interest rate swap does not meet the requirements to qualify for hedge accounting.  As a result, the Company recorded a gain of $1.7 million as a result of change in value of derivative instrument during the three months ended March 31, 2009.  No change in fair value of our derivative instrument was recorded during the three months ended March 31, 2010 due to the early termination of the instrument.

Restructuring Fees

During each of the three months ended March 31, 2010 and 2009, the Company incurred restructuring fees of $0.1 million.  These professional fees are associated with a potential restructuring of the Company’s Credit Facility (see Note 5).

Recently Issued Accounting Standards

In January 2010, the FASB issued new authoritative guidance which updates ASC 820-10.  The guidance requires for new fair value disclosures and clarification of existing disclosures.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company adopted the guidance during the three months ended March 31, 2010.  The adoption of this guidance had no impact on the financial statements included herein.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810 (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. ((“FIN”) 46(R)).  Among other items, ASC 810 responds to concerns about an enterprise’s application of certain key provisions of FIN 46(R) including those regarding the transparency of the enterprise’s involvement with variable interest entities.  ASC 810 is effective for calendar year end companies beginning on January 1, 2010.  The Company adopted the standard for the interim period ended March 31, 2010.  There was no impact on the Company’s consolidated financial statements.

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on accruing for jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or a portion thereof) before a jackpot is won if an entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010.  This guidance should be applied by recording a cumulative effect adjustment to opening retained earnings in the period of adoption.  The Company is currently determining the impact of the guidance on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on the Company’s consolidated financial statements.

4.	DEFERRED FINANCING COSTS

Deferred loan fees of $1.0 million were included in other assets as of March 31, 2010 and December 31, 2009.  The deferred loan fees were associated with refinancing our debt on June 8, 2007.  The Company is amortizing the deferred loan fees over the term of the loan using a method approximating the effective interest rate method.  The Company recorded $0.1 million in deferred financing costs amortization expense during the three months ended March 31, 2010.

5.	LONG TERM DEBT AND COMMITMENTS

The Credit Facility

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the “Subsidiaries”) entered into a $245 million Credit Agreement (the “Credit Agreement” together with related security agreements and other credit-related agreements, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as administrative agent.  On February 22, 2010, the Company received a notice from Wachovia informing the Company that Wachovia was resigning as administrative agent.  The Company executed a Successor Agent Agreement with Cantor Fitzgerald Securities (“Cantor”), the Company’s new administrative agent, effective April 12, 2010.

The Credit Facility includes a $225 million seven-year term loan (“Term Loan”) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein.  The Credit Facility also includes a $20 million five-year revolving credit facility (“Revolving Credit Facility”) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolving Credit Facility commitment from $20 million to $3 million.  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans.  The rate for the Term Loan and Revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the “Swap Agreement”) that became effective June 29, 2007 that the Company entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement).  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $196.0 million as of March 31, 2010.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

RHC used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the “Indenture”), with The Bank of New York as trustee (the “Trustee”), governing the Senior Secured Notes issued by the Company on June 26, 2002 (the ”11% Notes”).  On June 8, 2007 RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

Prior to the 2009 Credit Defaults, the interest rate on loans under the Revolving Credit Facility depended on whether they were in the form of revolving loans or swingline loans (“Swingline Loans”).  Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elected to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.  As a result of the 2009 Credit Defaults the Company no longer has the option to request the LIBOR Rate loans.

As of March 31, 2010, the Company had $2.5 million outstanding against the Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

The Company also pays fees under the Revolving Credit Facility as follows:  (i) a commitment fee in an amount equal to either 0.50% or 0.375% (depending on the Consolidated Leverage Ratio) per annum on the average daily unused amount of the Revolving Credit Facility; (ii) Standby L/C fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration; and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C.  In addition to the Revolving Credit Facility fees, the Company pays Cantor an annual administrative fee of $50,000.

The Credit Facility contains affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on incurrence of other indebtedness.

The Credit Facility contains events of default customary for financings of this nature including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under our other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a “change of control” of RHC; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses.  Some of these events of default provide for grace periods and materiality thresholds.  For purposes of these default provisions, a “change in control” includes:  a person’s acquisition of beneficial ownership of 35% or more of RHC’s stock coupled with a gaming license and/or approval to direct any of our gaming operations, a change in a majority of the members of our Board of Directors (the “Board”) other than as a result of changes supported by its current Board members or by successors who did not stand for election in opposition to our current Board, or our failure to maintain 100% ownership of the Subsidiaries.

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

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest.  Consequently, we elected not to make these payments during 2009 and for the three months ended March 31, 2010.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

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

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum and effective April 1, 2009, the Revolving Credit Facility interest rate is approximately 6.25% per annum.

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

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which included $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of March 31, 2010, our Term Loan and Revolving Credit Facility bear interest at approximately 6.25%.  As of March 31, 2010, the interest rate swap liability was $22.1 million which equals the mark to market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.   Additionally, accrued interest as of March 31, 2010 includes $5.3 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination plus $0.9 million in default interest pursuant to the Swap Agreement termination.

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

Special Improvement District Bonds

In 2000, the Company incurred debt totaling $1.2 million associated with Special Improvement District Bonds issued by the City of Black Hawk, Colorado for road improvements and other infrastructure projects benefiting Riviera Black Hawk and neighboring casinos.  The remaining balance of the debt was $146,000 at December 31, 2008 and this amount was forgiven by the City of Black Hawk in February 2009.  As a result, the $146,000 was recorded as a gain on extinguishment during the three months ended March 31, 2009.

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

The Company expensed $14,000 and $34,000 for options for the three months ended March 31, 2010 and 2009, respectively.  To recognize the cost of option grants, the Company estimates the fair value of each director or employee option grant on the date of the grant using the Black-Scholes option pricing model.

Additionally, the Company expensed $67,000 and $151,000 for restricted stock during the three months ended March 31, 2010 and 2009, respectively.  Restricted stock was issued to several key management team members and directors in 2005 and is recognized on a straight line basis over a five year vesting period commencing on the date of issuance.  As of March 31, 2010, the restricted stock was fully vested and recognized as expense.

The activity for all stock options currently outstanding is as follows;

	Weighted Average		Aggregate
	Shares	Share Exercise Price	Remaining Life	Intrinsic Value
Outstanding as of December 31, 2009	216,000	$7.82
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding as of March 31, 2010	216,000	$7.82	5.23 years	$-0-
Exercisable March 31, 2010	165,600	$5.38	4.57 Years	$-0-

7.	FAIR VALUE MEASUREMENT

In 2008, the Company adopted authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The adoption did not have a material effect on the Company’s results of operations. The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings.  The Company has elected not to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.  The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Fair Value in defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities.  Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment.  The three levels are defined as follows:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

As of March 31, 2010, the Company had no assets or liabilities measured at fair value on a recurring basis.

On July 27, 2009, the Company received from Wachovia a Notice of Amount Due Following Early Termination of our interest rate swap agreement (see “2009 Credit Defaults” within Note 5).  As a result, the mark to market interest rate swap liability was adjusted to $22.1 million which is the balance as of March 31, 2010 and reflects the amount due and payable on the Notice of Amount Due Following Early Termination.

8.	COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

54 key employees (excluding Robert Vannucci, Co-Chief Executive Officer) of RHC, ROC and RBH have salary continuation agreements effective through December 31, 2010.  The agreements entered into with 49 significant ROC and RBH employees entitles such employees to six months of base salary and health insurance benefits, subject to such employees’ duty to mitigate by obtaining similar employment elsewhere, in the event ROC or RBH, as applicable, terminated their employment without cause (a “Company Termination”) within 12 months after a change in control.  One ROC and one RBH employee are entitled to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control with no duty to mitigate.

In addition to the above, the Company entered into salary continuation agreements with William Westerman, RHC’s former Chief Executive Officer, Tullio J. Marchionne, RHC’s Secretary and General Counsel and ROC’s Secretary and Executive Vice President and Phillip B. Simons, RHC’s Treasurer and CFO and ROC’s Vice President of Finance which entitles each of them to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change of control of RHC with no duty to mitigate.  As of March 31, 2010, the estimated total amount payable under all such agreements was approximately $4.1 million, which includes $518,000 in benefits.  As previously disclosed on a Form 8-K filed with the SEC on April 19, 2010, the Company announced with great regret that William L. Westerman, RHC’s Chief Executive Officer, passed away April 18, 2010.  The estimated total amount payable under all such agreements excluding Mr. Westerman is $3.1 million including benefits.  In accordance with ASC 715, Compensation-Retirement Benefits, the Company has not recorded a liability for the salary continuation agreements as no triggering events have occurred.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax.  In July 2008, the Court denied the State’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of March 31, 2010, the Company had not recorded a receivable related to this matter.

Legal Proceedings and Related Events

On February 23, 2010, an individual commenced an action in the District Court of Clark County, Nevada, against the Company and one other defendant.   The action stems from the death of a guest on February 24, 2008 in a Las Vegas hospital.  The complaint (“Complaint”) alleges, among other things, that the Company negligently hired and supervised its then employee and failed to seek necessary medical assistance for the decedent.  The plaintiff is seeking monetary damages in connection with this matter.

The Company is also party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

9.	SEGMENT DISCLOSURE

The Company determines our segments based upon the review process of the Company's Chief Financial Officer who reviews by geographic gaming market segments:  Riviera Las Vegas and Riviera Black Hawk.  The key indicator reviewed by the Company's Chief Financial Officer is "property EBITDA", as defined below.  All intersegment revenues and expenses have been eliminated.

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Net Revenues:
Riviera Las Vegas	$20,508	$24,462
Riviera Black Hawk	10,306	10,194
Total Net Revenues	$30,814	$34,656

Property EBITDA (1):
Riviera Las Vegas	$1,426	$3,318
Riviera Black Hawk	2,461	3,236

Other Costs and Expenses
Equity-based compensation	81	185
Other corporate expenses	850	1,000
Depreciation and amortization	3,466	3,899
Gain on extinguishment of debt	-	(146)
Restructuring fees	119	91
Interest Expense-net	3,903	4,234
Change in fair value of derivatives	-	(1,672)
Total Other Costs and Expenses	8,419	7,591
Net Loss	$(4,532)	$(1,037)

Total Assets	March 31, 2010	December 31, 2009
Las Vegas	$134,826	$133,403
Black Hawk	64,349	65,547
Total Consolidated Assets	$199,175	$198,950

Property and Equipment-net
Las Vegas	$107,349	$109,124
Black Hawk	58,830	59,843
Total Property and Equipment-net	$166,179	$168,967

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Capital Expenditures
Las Vegas	$715	$249
Black Hawk	72	119
Total Capital Expenditures	$787	$368

(1)
Property EBITDA consists of earnings before interest, income taxes, depreciation, and amortization.  Property EBITDA is presented solely as a supplemental disclosure because we believe that it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies by certain analysts and investors.  We use property-level EBITDA (property EBITDA before corporate expense) as the primary measure of our business segment properties' performance, including the evaluation of operating personnel.  Property EBITDA should not be construed as an alternative to operating income, as an  indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure  determined in accordance with U.S. Generally Accepted Accounting Principles.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA.  Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do.  A reconciliation of property EBITDA to net loss is included to evaluate items not included in EBITDA and their affect on the operations of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada (“Riviera Las Vegas”), and the Riviera Black Hawk Casino in Black Hawk, Colorado (“Riviera Black Hawk”).

Riviera Las Vegas is comprised of a hotel with 2,075 guest rooms, a convention, meeting and banquet space totaling 160,000 square feet, a casino with approximately 950 slot machines and 32 gaming tables, a poker room, a race and sports book and various bars and restaurants.  Our capital expenditures for Riviera Las Vegas are primarily geared toward maintaining competitive slot machines in comparison to the market and maintaining the hotel rooms and amenities in sufficient condition to compete for customers in the convention and mature adult markets.  Room rental rates and slot revenues are the primary factors driving our operating margins.

Riviera Black Hawk is comprised of a casino with approximately 750 slot machines and 12 gaming tables, a buffet, a delicatessen, a casino bar and a ballroom.  Riviera Black Hawk caters primarily to the “locals” slot customer.  Until recently, only limited stakes gaming, which is defined as a maximum single bet of $5, was legal in the Black Hawk/Central City market.  However, Colorado Amendment 50, which was approved by voters on November 4, 2008, allowed residents of Black Hawk and Central City to vote to extend casino hours, approve additional games, and increase the maximum bet limit.  On January 13, 2009, residents of Black Hawk voted to enable Black Hawk casino operators to extend casino hours, add craps and roulette gaming and increase the maximum betting limit to $100.  On July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced roulette gaming.  Our capital expenditures in Black Hawk are primarily geared toward maintaining competitive slot machines in comparison to the market.  We also made limited capital expenditures in Black Hawk associated with the implementation of increased betting limits, extended hours and new games in accordance with the approval of Amendment 50 as referenced above.

On April 19, 2010, the Company announced with great regret that William L. Westerman, the Company’s Chief Executive Officer (“CEO”), President and Chairman of its Board, passed away on Sunday, April 18, 2010.  Mr. Westerman also served as Chairman of the Board of Directors and CEO of ROC and as Chairman of the Board of Directors, CEO and President of RBH.  On April 19, 2010, the Board announced the creation of the Office of the CEO on an interim basis, which will perform the functions of the RHC’s CEO and will be jointly held by Tullio J. Marchionne, the RHC’s Secretary and General Counsel and ROC’s Secretary and Executive Vice President; Robert A. Vannucci, the President and Chief Operating Officer of ROC; and Phillip Simons, RHC’s Treasurer and Chief Financial Officer (“CFO”) and ROC’s Treasurer, CFO and Vice President of Finance.  Messrs. Marchionne, Vannucci and Simons each continue in their current positions with the Company.  Additionally, Vincent L. DiVito was elected Chairman of the Board effective April 19, 2010.  Mr. DiVito is a current Board member and is also Chairman of our Audit Committee.  We have determined that Mr. DiVito is independent based on NYSE Amex standards that previously applied to us.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  Income from operations does not include intercompany management fees.

	First Quarter
(In Thousands)	2010	2009	Variance $	Variance %
Net Revenues:
Riviera Las Vegas	$20,508	$24,462	$(3,954)	(16.2%)
Riviera Black Hawk	10,306	10,194	112	1.1%
Total Net Revenues	$30,814	$34,656	$(3,842)	(11.1%)

Property Income from Operations:
Riviera Las Vegas	(856)	743	(1,599)	(215.2%)
Riviera Black Hawk	1,277	1,912	(635)	(33.2%)
Total Property Income from Operations	421	2,655	(2,234)	(84.1%)

Other Corporate Expenses:
Equity Compensation	(81)	(185)	104	56.2%
Other Corporate Expense	(850)	(1,000)	150	15.0%
Restructuring Fees	(119)	(91)	(28)	(30.8%)
Total Corporate Expenses	(1,050)	(1,276)	226	17.7%

Total (Loss) Income from Operations	$(629)	$1,379	$(2,008)	(145.6%)

Operating Margins (1)
Riviera Las Vegas	(4.2%)	3.0%		(7.2%)
Riviera Black Hawk	12.4%	18.8%		(6.4%)

(1)	Operating margins represent income from operations by property as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the three months ended March 31, 2010 were $20.5 million, a decrease of $4.0 million, or 16.2%, from $24.5 million for the comparable period in the prior year.

Casino revenues for the three months ended March 31, 2010 were $8.7 million, a decrease of $1.6 million, or 15.0%, from $10.3 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $7.0 million, a decrease of $1.1 million, or 13.7%, from $8.1 million and table game revenue was $1.5 million, a decrease of $0.4 million, or 23.1% from $1.9 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy and reduced retention, or hold, of amounts wagered.  Slot machine win per unit per day for the three months ended March 31, 2010 was $80.74, a decrease of $19.20, or 19.2%, from $99.94 for the comparable period in the prior year.  There were 963 slot machines on the floor, on average, during the quarter ended March 31, 2010 compared with 901 slot machines on the floor, on average, during the same period in the prior year.  The table games hold percentage declined to 17.1% compared to 18.6% for the same period in the prior year and the slot machines hold percentage declined to 8.0% compared to 8.1% for the same period in the prior year.  The decreased table games and slot machine hold resulted in a $0.2 million reduction in casino revenues.

Room revenues for the three months ended March 31, 2010 were $8.4 million, a decrease of $1.9 million, or 18.4%, from $10.3 million for the comparable period in the prior year.  The decrease in room revenues was primarily due to a $13.61, or 19.6%, reduction in average daily room rates, or ADR, to $55.69 for the three months ended March 31, 2010 from $69.30 for the comparable period in the prior year.  The $13.61 decrease in ADR resulted in a $1.9 million decline in room revenues.  The decrease in ADR was largely the result of a $6.40, or 14.1%, decrease in leisure segment room rates and a $37.75, or 30.4%, decrease in convention segment room rates.  For the three months ended March 31, 2010, leisure segment ADR was $38.87 and convention segment ADR was $86.49.  Leisure segment occupancy grew to 70.1% of total occupied rooms during the three months ended March 31, 2010 from 61.6% of total occupied rooms during the same period in the prior year.  Convention segment occupancy decreased to 17.6% of total occupied rooms during the three months ended March 31, 2010 from 19.4% of total occupied rooms during the same period in the prior year.  Leisure and convention segment demand continues to soften primarily due to increased competition as a result of additional hotel room and convention space supply and the weak economy.

Hotel room occupancy percentage (per available room) for the three months ended March 31, 2010, was 82.2% compared to 76.8% for the same period in the prior year.  3.8% of total hotel rooms were unavailable during the three months ended March 31, 2010 in comparison to 1.1% during the same period in the prior year.  Revenue per available room, or RevPar, was $45.77 for the three months ended March 31, 2010, a decrease of $7.46, or 14.0%, from $53.23 for the comparable period in the prior year.  The decrease in RevPar was due to the $13.61 decrease in ADR as described above.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.    Room revenues include $1.3 million in revenues related to hotel room nights offered to high-value guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the three months ended March 31, 2010 were $3.9 million, a decrease of $0.4 million, or 8.5%, from $4.3 million for the comparable period in the prior year.  The decrease was due to $0.2 million decrease in food revenues and $0.2 million decrease in beverage revenues.  The decrease in food revenues was due primarily to a 29.4% reduction in food covers.   Food covers decreased primarily as a result of strategic closures of food and beverage outlets due to reduced demand.  The average check increased $3.36, or 29.3% to $14.81 primarily due to a proportionately higher number of high average check banquet covers in comparison to the same period in the prior year.  Beverage revenues decreased as a result of an 11.3% reduction in drinks served, which was primarily due to fewer complimentary drinks served from our casino bars correlating with reduced casino patronage.  Food and beverage revenues include $0.9 million in revenues related to food and beverages offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the three months ended March 31, 2010 were $0.9 million, a decrease of $1.1 million, or 57.1%, from $2.0 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  Entertainment revenues include $0.3 million in revenues related to show tickets offered to high-value guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for the three months ended March 31, 2010 were $1.1 million, a decrease of $0.4 million, or 29.5%, from $1.5 million for the same period in the prior year.  The decrease in other revenues was due primarily to lower tenant rental income as a result of vacancies and rent concessions.

Promotional allowances were $2.5 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.  Promotional allowances decreased due to a concerted effort to reduce promotional costs and due to less complimentary offering redemptions.

Costs and Expenses

Costs and expenses for the three months ended March 31, 2010 were $21.4 million, a decrease of $2.3 million, or 9.9%, from $23.7 million for the comparable period in the prior year.

Casino costs and expenses for the three months ended March 31, 2010 were $4.9 million, a decrease of $1.1 million, or 19.2%, from $6.0 million for the comparable period in the prior year.  The decrease in casino expenses was primarily due to a $0.8 million reduction in gaming marketing and promotional expenses and a $0.3 million reduction in slot and table game payroll and related costs.

Room rental costs and expenses for the three months ended March 31, 2010 were $4.7 million, a decrease of $0.2 million, or 4.6%, from $4.9 million for the comparable period in the prior year.  The decrease in room rental costs and expenses was mostly due to a $0.5 million decrease in payroll and related costs partially offset by a $0.2 million increase in room operating costs mostly due to a $0.2 million increase in the provision for doubtful accounts.  Total occupied rooms increased by 3.5% in comparison to the same period in the prior year.

Food and Beverage costs and expenses for the three months ended March 31, 2010 were $3.3 million, a decrease of $0.1 million, or 1.2%, from $3.4 million for the comparable period in the prior year.  The decrease was primarily due to a $0.2 million reduction in food and beverage payroll and related costs.

Entertainment department costs and expenses for the three months ended March 31, 2010 were $0.6 million, a decrease of $0.3 million, or 35.6%, from $0.9 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is primarily due to a $0.4 million reduction in contractual payments to the entertainment producers as a result of less ticket sales due to the weak economy and the closure of select entertainment acts.

General and administrative expenses for the three months ended March 31, 2010 were $5.3 million, a decrease of $0.3 million, or 5.1%, from $5.6 million for the comparable period in the prior year.  The decrease in other general and administrative expenses was due primarily to a $0.3 million reduction in general and administrative and property maintenance payroll and related costs due to continued workforce reductions to offset revenue declines.

Depreciation and amortization expenses for the three months ended March 31, 2010 were $2.5 million, a decrease of $0.4 million, or 13.3%, from $2.9 million for the comparable period in the prior year.  The decrease in depreciation and amortization expenses was due primarily to the full depreciation of select assets since the first quarter of 2009.

Income (Loss) from Operations

Loss from operations for the three months ended March 31, 2010 was $0.9 million compared to income from operations of $0.7 million for the comparable period in the prior year.  The decline of $1.6 million was principally due to decreased net revenues that were not offset with equivalent reductions in costs and expenses.

Operating margin for the three months ended March 31, 2010 was a negative 4.2% due to the loss from operations.  Operating margin for the three months ended March 31, 2009 was 3.0%.  Operating margins decreased primarily due to the $13.61, or 19.6%, reduction in average daily room rates and the $1.6 million decrease in casino revenues.

Riviera Black Hawk

Revenues

Net revenues for the three months ended March 31, 2010 were $10.3 million, an increase of $0.1 million, or 1.1%, from $10.2 million for the comparable period in the prior year.  The increase was due primarily to a $0.1 million increase in casino revenues to $10.1 million for the three months ended March 31, 2010 from $10.0 million for the same period in the prior year.  Casino revenues are comprised of revenues from slot machines and table games.

Slot machine revenues decreased $0.1 million, or 1.6%, to $9.7 million from $9.8 million for the comparable period in the prior year.  Slot machine revenues decreased primarily due to additional cash incentives given to our slot machine players.  Cash incentives given to slot machine players, which are deducted from slot machine winnings to arrive at slot machine revenues, increased $0.2 million, or 10.4%, to $2.6 million for the three months ended March 31, 2010 compared to $2.4 million for the same period in the prior year.  Cash incentives increased as a result of a concerted effort to retain our market share.  Our share of the total Black Hawk market slot machine amounts wagered, or coin-in, was 10.52% which was in line with the previous quarter.  Total Black Hawk market first quarter slot machine coin-in increased $69.6 million in comparison to the same period in the prior year.  Riviera Black Hawk captured $5.2 million of the Black Hawk market year over year coin-in increase.  Slot machine win per unit per day increased $4.47, or 3.2%, to $142.31 from $137.84 for the same period in the prior year.  The increase in slot win per unit per day was due primarily to additional amounts wagered and approximately 40 less slot machines during the first quarter of 2010 in comparison to the same period in the prior year.  There were 754 slot machines on the casino floor as of March 31, 2010.

Table games revenues increased $0.3 million to $0.5 million for the three months ended March 31, 2010 from $0.2 million for the same period in the prior year primarily as a result of increased wagering due to the July 2, 2009 implementation of increased betting limits, extended hours and roulette gaming as permitted with the passage of Colorado Amendment 50.

Food and beverage revenues were $1.4 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.  Food and beverage revenues for the three months ended March 31, 2010 included $1.2 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.  Food and beverage revenues increased primarily as a result of additional complimentary offerings to high-value guests in an effort to increase visitations and casino revenues.

Promotional allowances were $1.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.  Promotional allowances are comprised of food and beverage items provided on a complimentary basis to our high-value casino players.  Promotional allowances increased due to additional food and beverage items provided to high-value guests on a complimentary basis as described above.

Costs and Expenses

Costs and expenses for the three months ended March 31, 2010 were $9.0 million, an increase of $0.7 million, or 9%, from $8.3 million for the comparable period in the prior year.

Costs and expenses increased primarily due to a $0.6 million increase in casino costs and expenses.  Casino costs and expenses increased due to a $0.2 million increase in payroll and related costs, a $0.2 million increase in marketing, advertising and promotional expenses, a $0.1 million increase in casino other operating costs and expenses and a $0.1 million increase in gaming taxes.  These increases were due to increased competition and additional operating demands associated with the implementation of increased betting limits, extended hours and roulette gaming pursuant to the passage of Colorado Amendment 50 as described above.

Income from Operations

Income from operations for the three months ended March 31, 2010 was $1.3 million, a decline of $0.6 million, or 33.2%, from $1.9 million for the same period in the prior year.  The decline was due to higher costs and expenses as described above.

Operating margins were 12.4% for the three months ended March 31, 2010 in comparison to 18.8% for the comparable period in the prior year.  Operating margins decreased due to increased costs and expenses as described above.  Decreased margins were also attributable to a reduction in slot revenues and an increase in table games revenues.  Slot revenues yield higher operating income due to lower operating costs and expenses while table games revenues yield lower operating income due to higher operating costs and expenses.

Consolidated Operations

(Loss) Income from Operations

Loss from operations for the three months ended March 31, 2010 was $0.6 million, a decline of $2.0 million, or 145.6%, from income from operations of $1.4 million for the same period in the prior year.  The decline was due to a $3.9 million decrease in consolidated net revenues partially offset by a $1.9 million decrease in consolidated costs and expenses.  Consolidated net revenues decreased as a result of a $4.0 million net revenue decrease in Riviera Las Vegas partially offset by a $0.1 million net revenues increase in Riviera Black Hawk.  The decrease in consolidated costs and expenses was due to costs and expenses reductions of $2.3 million in Riviera Las Vegas and $0.2 million in Corporate partially offset by costs and expenses increases of $0.7 million in Riviera Black Hawk.

Other Expense

Other expense was $3.9 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively.  The $1.5 million increase in other expense was due primarily to a $1.7 million gain in value of derivative recorded during the three months ended March 31, 2009 partially offset by an interest expense decrease of $0.3 million.  The interest expense decline was the result of lower interest rates due to the termination of our swap fixed interest rate on July 27, 2009.   Interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying interest rates which were lower than our swap fixed interest rate during the three months ended March 31, 2010.

Net Loss

Net losses for the three months ended March 31, 2010 and 2009 were $4.5 million and $1.0 million, respectively.  The $3.5 million increase in net loss was due to the $2.0 decline in (loss) income from operations plus the $1.5 million increase in other expense.

Liquidity and Capital Resources

Our independent registered public accounting firm included an explanatory paragraph that expresses doubt as to our ability to continue as a going concern in their audit report contained in our Form 10-K report for the year ended December 31, 2009.  We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow.

Our ability to continue as a going concern will be determined by our ability to obtain additional funding or restructure or negotiate waivers on our existing indebtedness and to generate sufficient revenue to cover our operating expenses.  The accompanying unaudited, condensed, consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

We had cash and cash equivalents of $21.8 million and $19.1 million as of March 31, 2010 and December 31, 2009, respectively.  Our cash and cash equivalents increased $2.7 million during the three months ended March 31, 2010 primarily due to $3.3 million in net cash provided by operating activities partially offset by $0.6 million in net cash used in investing activities due to maintenance capital expenditures at both Riviera Las Vegas and Black Hawk.  Cash and cash equivalents would have decreased by approximately $1.1 million had we paid accrued interest related to our Credit Facility (see Note 5 above) of $3.8 million for the three months ended March 31, 2010.  The $3.3 million in net cash provided by operating activities was due primarily to $4.5 million in net loss plus $3.5 million in non-cash depreciation and amortization, $3.8 million in interest expense recorded but not paid, $0.3 million in provision for bad debts and $0.1 million in loss from disposal of equipment.

On May 11, 2010, the State of Nevada Workers Compensation Division issued a letter informing us that the division had released all interest in our $2.5 million certificate of deposit included in restricted cash on our balance sheet as of March 31, 2010.  As a result, the $2.5 million is no longer restricted and is included in our cash and cash equivalents effective May 11, 2010.

 Cash and cash equivalents increased $2.8 million during the three months ended March 31, 2009 due to $3.1 million in net cash provided by operating activities partially offset by $0.3 million in net cash used in investing activities due to maintenance capital expenditures at both Riviera Las Vegas and Black Hawk.  Cash and cash equivalents would have decreased by approximately $1.3 million had we paid accrued interest related to our Credit Facility (see Note 5 above) of $4.1 million for the three months ended March 31, 2009.  The $3.1 million in net cash provided by operating activities was due primarily to $1.0 million in net loss plus $3.9 million in non-cash depreciation and amortization and $4.1 million in interest expense recorded but not paid partially offset by a $2.3 million decline due to changes in operating assets and liabilities (excluding changes in accrued interest liability) and a $1.7 million decline as a result of change in value of derivative instrument.  The $2.3 million decline as a result of changes in operating assets and liabilities (excluding changes in accrued interest liability) was due mostly to a $2.2 million reduction in our accounts payable balance primarily mostly due to final payments related to our hotel room upgrade project in 2008.

The Credit Facility

On June 8, 2007, the Company and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the Subsidiaries) entered into a $245 million Credit Agreement (the Credit Agreement together with related security agreements and other credit-related agreements, the Credit Facility) with Wachovia Bank, National Association (Wachovia), as administrative agent.  On February 22, 2010, the Company received a notice from Wachovia informing the Company that Wachovia was resigning as administrative agent.  The Company executed a Successor Agent Agreement with Cantor Fitzgerald Securities (Cantor), the Company’s new administrative agent, effective April 12, 2010.

The Credit Facility includes a $225 million seven-year term loan (the Term Loan) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein.  The Credit Facility also includes a $20 million five-year revolving credit facility (the Revolving Credit Facility) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (the Standby L/Cs).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolving Credit Facility commitment from $20 million to $3 million.  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans.  The rate for the Term Loan and Revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the Swap Agreement) that became effective June 29, 2007 that the Company entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement).  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $196.0 million as of March 31, 2010.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

RHC used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the Indenture), with The Bank of New York as trustee (the Trustee), governing the Senior Secured Notes issued by the Company on June 26, 2002 (the 11% Notes).  On June 8, 2007 RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

Prior to the 2009 Credit Defaults, the interest rate on loans under the Revolving Credit Facility depended on whether they were in the form of revolving loans or swingline loans (the Swingline Loans).  Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elected to treat the loan as an “Alternate Base Rate” loan (the ABR Loan) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.   As a result of the 2009 Credit Defaults the Company no longer has the option to request the LIBOR Rate loans.

As of March 31, 2010, the Company had $2.5 million outstanding against the Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

The Company also pays fees under the Revolving Credit Facility as follows:  (i) a commitment fee in an amount equal to either 0.50% or 0.375% (depending on the Consolidated Leverage Ratio) per annum on the average daily unused amount of the Revolving Credit Facility; (ii) Standby L/C fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration; and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C.  In addition to the Revolving Credit Facility fees, the Company pays Cantor an annual administrative fee of $50,000.

The Credit Facility contains non-financial affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on incurrence of other indebtedness.

The Credit Facility contains events of default customary for financings of this nature including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under our other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a “change of control” of RHC; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses.  Some of these events of default provide for grace periods and materiality thresholds.  For purposes of these default provisions, a “change in control” includes:  a person’s acquisition of beneficial ownership of 35% or more of RHC’s stock coupled with a gaming license and/or approval to direct any of our gaming operations, a change in a majority of the members of our Board other than as a result of changes supported by its current Board members or by successors who did not stand for election in opposition to our current Board, or our failure to maintain 100% ownership of the Subsidiaries.

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

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest.  Consequently, we elected not to make these payments during 2009 and for the three months ended March 31, 2010.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date is an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

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

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum and effective April 1, 2009, the Revolving Credit Facility interest rate is approximately 6.25% per annum.

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

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which included $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of March 31, 2010, our Term Loan and Revolving Credit Facility bear interest at approximately 6.25%.  As of March 31, 2010, the interest rate swap liability was $22.1 million which equals the mark to market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.   Additionally, accrued interest as of March 31, 2010 includes $5.3 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination plus $0.9 million in default interest pursuant to the Swap Agreement termination.

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

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2009.  For a further discussion of our accounting policies, see Note 3, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.  There were no newly identified significant changes during the three months ended March 31, 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Forward-Looking Statements

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”).  Forward looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections.  We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue.  These forward looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates.  Although we believe that our forward looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations.  You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.  Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	the effect of the 2009 Credit Defaults (see Note 5 above);

•	the possibility that the Company may have to seek protection under Chapter 11 of the U. S. Bankruptcy Code;

•	the effect of our independent auditors expressing doubt about our ability to continue as a going concern;

•	the effect of the delisting from the NYSE AMEX;

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

Not applicable.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

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

RIVIERA HOLDINGS CORPORATION

By:	/s/ Tullio J. Marchionne
Tullio J. Marchionne
Co-Chief Executive Officer, Secretary and General Counsel

By:	/s/ Robert A. Vannucci
Robert A. Vannucci
Co-Chief Executive Officer

By:	/s/ Phillip B. Simons
Phillip B. Simons
Co-Chief Executive Officer Treasurer and Chief Financial Officer

Date: May 17, 2010

Exhibits

Exhibits:
10.1	Successor Agent Agreement, dated April 8, 2010 between Riviera Holdings Corporation and Cantor Fitzgerald Securities.
31.1	Certification of Tullio J. Marchionne pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert A. Vannucci pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Phillip B. Simons pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Tullio J. Marchionne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert A. Vannucci pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Phillip B. Simons pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A) Management contract or compensatory plan or arrangement