Form 10-Q
period 2010-06-30
RIVIERA HOLDINGS CORP
filed 2010-08-16
CIK 899647

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

As of August 13, 2010, there were 12,447,555 shares of Common Stock, $.001 par value per share, outstanding.

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

The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for the entire year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,880	$19,056
Restricted cash	272	2,772
Accounts receivable-net of allowances of $286 and $239, respectively	2,069	2,063
Inventories	555	571
Prepaid expenses and other assets	3,727	2,940
Total current assets	31,503	27,402

PROPERTY AND EQUIPMENT-net	164,067	168,967
OTHER ASSETS-net	2,282	2,581
TOTAL	$197,852	$198,950

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$227,544	$227,544
Current portion of fair value of interest rate swap liabilities	22,148	22,148
Accounts payable	6,002	5,413
Accrued interest	25,527	17,825
Accrued expenses	8,248	8,979
Total current liabilities	289,469	281,909
CAPITAL LEASES-net of current portion	93	114
Total liabilities	289,562	282,023

COMMITMENTS and CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIENCY:
Common stock ($.001 par value; 60,000,000 shares authorized, 17,115,624 and 17,141,124 shares issued at June 30, 2010 and December 31, 2009, respectively, and 12,447,555 and 12,473,055 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	17	17
Additional paid-in capital	20,494	20,399
Treasury stock (4,668,069 shares at June 30, 2010 and
December 31, 2009)	(9,635)	(9,635)
Accumulated deficit	(102,586)	(93,854)
Total stockholders' deficiency	(91,710)	(83,073)
TOTAL	$197,852	$198,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Casino	$20,857	$21,833	$39,707	$42,064
Rooms	8,532	8,673	16,965	19,009
Food and beverage	5,482	6,211	10,832	11,775
Entertainment	931	1,914	1,807	3,957
Other	1,181	1,348	2,226	2,948
Total revenues	36,983	39,979	71,537	79,753
Less-promotional allowances	(4,648)	(5,337)	(8,388)	(10,454)
Net revenues	32,335	34,642	63,149	69,299

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	10,550	11,106	20,621	21,740
Rooms	4,528	4,796	9,190	9,684
Food and beverage	3,871	4,153	7,498	7,793
Entertainment	538	867	1,139	1,800
Other	290	298	568	594
Other operating expenses:
Share-based compensation	14	87	95	272
Other general and administrative	8,523	8,675	17,060	17,386
Restructuring fees	899	1,448	1,018	1,537
Depreciation and amortization	3,367	3,812	6,833	7,710
Total costs and expenses	32,580	35,242	64,022	68,516
(LOSS) INCOME FROM OPERATIONS	(245)	(600)	(873)	783

OTHER EXPENSE:
Change in value of derivative instrument	-	(6,992)	-	(5,320)
Gain on extinguishment of debt	-	-	-	146
Interest expense-net	(3,955)	(5,927)	(7,859)	(10,149)
Total other expense-net	(3,955)	(12,919)	(7,859)	(15,323)
NET LOSS	$(4,200)	$(13,519)	$(8,732)	$(14,540)

NET LOSS PER SHARE DATA:
Basic	$(0.34)	$(1.08)	$(0.70)	$(1.16)
Diluted	$(0.34)	$(1.08)	$(0.70)	$(1.16)
Weighted-average common shares outstanding	12,450	12,475	12,460	12,484
Weighted-average common and common equivalent shares	12,450	12,475	12,460	12,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(8,732)	$(14,540)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,833	7,710
Provision for bad debts	57	197
Stock based compensation-restricted stock	67	215
Stock based compensation-stock options	28	57
Change in value of derivative instrument	-	5,320
Loss on disposal of equipment	109	-
Gain on extinguishment of debt	-	(146)
Changes in operating assets and liabilities:
Accounts receivable	(63)	826
Inventories	16	202
Prepaid expenses and other assets	(488)	(1,034)
Accounts payable	575	(872)
Accrued interest	7,702	9,964
Accrued expenses	(731)	(1,508)
Obligation to officers	-	(515)
Net cash provided by operating activities	5,373	5,876

INVESTING ACTIVITIES:
Capital expenditures-Las Vegas	(1,893)	(330)
Capital expenditures-Black Hawk	(135)	(688)
Restricted Cash	2,500	-
Net cash provided by (used in) investing activities	472	(1,018)

FINANCING ACTIVITIES:
Payments on capitalized leases	(21)	(21)
Net cash used in financing activities	(21)	(21)

INCREASE IN CASH AND CASH EQUIVALENTS	5,824	4,837
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	19,056	13,461
CASH AND CASH EQUIVALENTS-END OF PERIOD	$24,880	$18,298

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property acquired with debt and accounts payable	$14	$302
Cash paid for interest	$49	$40

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Recent Developments

Bankruptcy Proceedings

On July 12, 2010 (the “Petition Date”), RHC, RBH and ROC (collectively the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for reorganization of its business and to have the Chapter 11 cases (the “Chapter 11 Cases”) jointly administered, as disclosed on a Form 8-K filed with the SEC on July 14, 2010 (the “July 14th 8-K”).

On the Petition Date and prior to the commencement of the Chapter 11 Cases, the Company entered into a restructuring and lock-up letter agreement (the “Lock-Up Agreement”) with holders (the “Consenting Lenders”), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under the Company’s credit and fixed rate swap agreements which are described in detail in Note 4 below.  Pursuant to the Lock-Up Agreement, the Consenting Lenders are contractually obligated to support the restructuring of the Company in accordance with the Debtor’s Joint Plan of Reorganization (the “Plan”) which together with the proposed disclosure statement (the “Disclosure Statement”), which supports the Plan, were filed with the Bankruptcy Court on the Petition Date.  Moreover, the Lock-Up Agreement contractually obligates the parties to move forward with the Plan for each of the Debtors.  If successfully executed, the Company anticipates that through bankruptcy it will be able to restructure its indebtedness, provide for investment of new capital into the Company, and emerge in an improved financial and operational position.  The Plan is subject to approval by the requisite classes of creditors entitled to vote on the Plan and confirmation by the Bankruptcy Court as well as various regulatory and third party approvals.  However, there is no assurance that the Plan will be approved by the requisite classes of creditors or confirmed by the Bankruptcy Court or that all regulatory and third party approvals will be obtained.  If the Plan is not approved or confirmed, the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

On the Petition Date, the Debtors filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered.  On July 15, 2010, the Bankruptcy Court conducted hearings on the motions, including the motion for joint administration.  The Bankruptcy Court granted the motions.  The Debtors also filed with the Bankruptcy Court on the Petition Date a stipulation authorizing the use of cash collateral and granting adequate protection (the “Cash Collateral Stipulation”).  Under the Cash Collateral Stipulation, the Debtors, the administrative agent and the signatories to the Lock-up Agreement agreed that all disputes between the administrative agent, Consenting Lenders and the Debtors regarding Debtors’ cash on hand and operating cash flow and the use thereof as provided for by Section 363 of the Bankruptcy Court are reserved.  Furthermore, Debtors may use their operating cash flow and cash on hand to fund their operations and capital expenditure needs during the period commencing on the approval of the Cash Collateral Stipulation by the Bankruptcy Court and ending on the date the Plan is substantially consummated (the “Substantial Consummation Date”) in accordance with the 13 week budget which accompanies the Cash Collateral Stipulation and is updated for each 13 week period until the Substantial Consummation Date.  The Cash Collateral Stipulation was approved by the Bankruptcy Court on an emergency basis on July 15, 2010 and was approved on a final basis on August 5, 2010 provided that subject to Bankruptcy Court order payments made to professionals retained by either the holders of or the administrative agent of the Debtors credit and fixed rate swap agreement as adequate protection may be re-characterized as principal reductions against the credit and fixed rate swap obligations.

Pursuant to the approved Cash Collateral Stipulation, the Company intends to fund existing operations and capital needs during the reorganization period from operating cash flow and cash on hand.  There can be no assurances that the Company will have the ability to maintain sufficient funds to meet future obligations or abide the requirements outlined in the Cash Collateral Stipulation.  As a result, the Company may be required to obtain debtor in possession, or DIP, financing, which may be unavailable or only available on terms that are prohibitive.  The challenges of obtaining DIP financing are exacerbated by adverse conditions in the general economy and the tightening in the credit markets.

On the Petition Date, in connection with the Lock-Up Agreement, the Debtors and Backstop Lenders executed a Backstop Commitment Agreement (the “Backstop Agreement”) to provide assurance that the Designated New Money Investment (solely to the extent the Total New Money Investment Alternative is effectuated) will be funded in the aggregate amount of $20 million and the Working Capital Facility (irrespective of whether the Total New Money Investment Alternative or Partial New Money Investment Alternative is effectuated) will be committed in the aggregate principal amount of $10 million. The Backstop Agreement provides that the Backstop Lenders have committed to fund their pro rata share of the Designated New Money Investment and pro rata share of the Working Capital Facility, and, further, to backstop an additional percentage of the Designated New Money Investment and Working Capital Facility as specified therein to the extent that any Senior Secured Lender (other than a Backstop Lender) elects not to participate according to its full pro rata share in funding the Designated New Money Investment and Working Capital Facility.

Additionally, the Backstop Agreement provides for the payment of commitment fees by Debtors, as more fully described in the Backstop Agreement and subject to the Bankruptcy Court’s approval. If (i) the Budget Contingency is satisfied, (ii) the Total New Money Investment Alternative is effectuated under the Plan, (iii) the Substantial Consummation Date occurs and (iv) the Series B Term Loan is fully funded and the entire Working Capital Facility is made available as provided for in the Plan, 5.0% of the Class B Shares (subject to dilution only under those certain conditions specified in the Plan) will be fully earned, payable and non-refundable to the Backstop Lenders. If the Budget Contingency is satisfied, but either the Backstop Agreement is terminated pursuant to its terms or the Substantial Consummation Date does not occur, $1,000,000 in cash will be fully earned, payable and non-refundable upon such date to the Backstop Lenders; provided, however, that to the extent (i) the Backstop Agreement is materially breached by any Backstop Lender (ii) the Backstop Agreement is terminated in connection with the Lockup Agreement having been terminated solely as a result of a breach thereof by any Backstop Lender in its capacity as a Designated Consenting Lender, or (iii) the Substantial Consummation Date does not occur other than as a result of the actions and/or inactions of the Debtors that are in breach of the Lockup Agreement, the Debtors will not be required to pay the Backstop Lenders the $1,000,000 cash fee. If (i) either the Budget Contingency is not satisfied or the Budget Contingency is satisfied but the Designated New Money Election is not made, (ii) the Partial New Money Investment Alternative is effectuated under the Plan, (iii) the Substantial Consummation Date occurs and (iv) the entire Working Capital Facility is made available as provided for in the Plan, $300,000 in cash will be fully earned, non-refundable and payable to the Backstop Lenders.

The Bankruptcy Court has set a hearing date of September 3, 2010 to consider both the approval of the Disclosure Statement as well as the Backstop Agreement.  Additionally, the Bankruptcy Court has set a hearing date of October 19, 2010 to consider confirming the Plan subject to timely approval of the Disclosure Statement.

A webpage has been established which provides access to all pleadings filed in the Chapter 11 Cases.  The web address is http://www.gardencitygroup.com/cases/riviera.

The proposed restructuring of Debtors will be implemented pursuant to the Plan, the material terms of which provide:

(Capitalized terms used in this subsection, but not defined herein, have the meaning assigned to them by the Plan or Backstop Commitment Agreement, as applicable.)

•	all existing equity interests of the Company will be cancelled, and such equity holders will receive nothing;

•
each holder of a First Priority Senior Secured Claim, which are claims (i) arising under the Senior Secured Credit Agreement (also referred to in this Quarterly Report on Form 10-Q as the “Credit Agreement”) for prepetition interest and fees, and (ii) with respect to the periodic payments due under the Swap Agreement and any interest accrued thereon, will receive in full and final satisfaction of such claim a portion of a new $50 million term loan (the “Series A Term Loan”) in principal amount equal to such First Priority Senior Secured Claim to be evidenced by a first lien credit agreement;

•
the Company, as it exists on and after the Substantial Consummation Date (“Reorganized Riviera”), will receive additional funding by way of a $20 Million term loan to be evidenced by a Series B Term Loan (the “Designated New Money Investment”), subject to an affirmative election being made by Reorganized Riviera within a certain time period and various other conditions, and a $10 million working capital facility (the “Working Capital Facility”);

•
on the Substantial Consummation Date, holders of the Senior Secured Claims will receive: (i) a portion of the Series A Term Loan in a principal amount up to such holder’s pro rata share of the Series A Term Loan less the portion of the Series A Term Loan received by holders of the First Priority Senior Secured Claims; and (ii) such holder’s pro rata share of 80% of the new limited-voting common stock to be issued by Reorganized Riviera pursuant to the Plan (the “Class B Shares”);

•
on the Substantial Consummation Date, holders of the Senior Secured Claims will receive: (i) a portion of the Series A Term Loan in a principal amount up to such holder’s pro rata share of the Series A Term Loan less the portion of the Series A Term Loan received by holders of the First Priority Senior Secured Claims; and (ii) such holder’s pro rata share of 80% of the new limited-voting common stock to be issued by Reorganized Riviera pursuant to the Plan (the “Class B Shares”)

•
if only the $10 million Working Capital Facility is made available, holders of Senior Secured Claims who so elect to fund their pro rata share of the $10 million Working Capital Facility will receive: (i) notes evidencing revolving credit loans outstanding at any time under the Working Capital Facility; and (ii) 7% of the Class B Shares to be issued by Reorganized Riviera;

•
if only the $10 million Working Capital Credit Facility is made available, the Senior Secured Claims will be cancelled and holders of the Senior Secured Claims will receive in addition to the consideration described above their pro rata share of an additional 13% of the Class B Shares;

•
if both the $10 million Working Capital Facility is made available and the Designated New Money Investment is effectuated, holders of Senior Secured Claims participating in making the Series B Term Loan and the loans under the Working Capital Credit Facility will receive: (i) a pro rata share of the Series B Term Loan; and (ii) 15% of the Class B Shares to be issued by Reorganized Riviera, subject to dilution;

•
holders of allowed general unsecured claims, other than with respect to any deficiency claims of holders of Senior Secured Claims, will receive in full and final satisfaction of such claim, payment in full thereof, but in no event will the total payment to holders of allowed general unsecured claims exceed $3,000,000; if such total payment would exceed $3,000,000, the holders of allowed general unsecured claims will instead receive their pro rata share of $3,000,000 in full satisfaction of their allowed general unsecured claims;

•	the receipt by Riviera Voteco, L.L.C. (“Voteco”) of 100% of new fully-voting common stock to be issued by Reorganized Riviera pursuant to the Plan; and

•
the membership interests of Voteco (the “Voteco Interests”) will be issued as follows: (i) if the Total New Money Alternative is effectuated, (A) 80.00% of the Voteco Interests ratably to those holders of the Senior Secured Claims or their designees, as applicable, (B) 15.0% of the Voteco Interests ratably to those holders of Senior Secured Claims (including the Backstop Lenders) electing to participate in the New Money Investment or their designees, as applicable, and (C) 5.0% of the Voteco Interests ratably to the Backstop Lenders in accordance with the Backstop Commitment Agreement or their designees, as applicable; or (ii) if the Partial New Money Investment Alternative is effectuated, (A) 93.0% of the Voteco Interests ratably to holders of the Senior Secured Claims or their designees, as applicable, and (B) 7.0% of the Voteco Interests ratably to holders of Senior Secured Claims (including, the Backstop Lenders) electing to participate in the New Money Investment; provided however, the above distributions are subject to such persons first obtaining all applicable licensing from Gaming Authorities.

During the Chapter 11 process, the Debtors, under the direction of the Company’s existing management team, plan to continue to manage their properties and operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Title 11 of the United States Bankruptcy Code.  The Debtors anticipate that they will continue to pay employees and vendors, and honor customer deposits and commitments without interruption or delay.  However, our management strongly believes that any recovery for equity holders in the Chapter 11 process is highly unlikely, and under the terms of the Lock-Up Agreement, the equity holders’ interests in the Company will be cancelled and will receive no distributions.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities should an asset liquidation occur. The Plan, Lock-Up Agreement and Backstop Agreement are included as Exhibits to the July 14th 8-K.

Going Concern

The accompanying unaudited condensed consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

In connection with our Credit Facility (defined in Note 4 below), we agreed to several affirmative and negative covenants.  The Company is currently not in compliance with certain affirmative and negative covenants including its obligation to make payments under the Credit Facility (see “2009 Credit Defaults” within Note 4 below). As discussed above, RHC, RBH and ROC filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada for reorganization of its business and to have the Chapter 11 Cases jointly administered.  The Debtors have also filed the Plan, however, there is no assurance that the Plan will be approved by the requisite classes of creditors, confirmed by the Bankruptcy Court or the requisite regulatory and other governmental approvals will be obtained.

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

Earnings Per Share

Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance.  We calculate the effect of dilutive securities using the treasury stock method.  As of June 30, 2010 and 2009, our potentially dilutive share based awards consisted of grants of stock options.

For the three and six months ended June 30, 2010 and 2009, we recorded net losses. Accordingly, the potential dilution from the assumed exercise of stock options is zero (anti-dilutive).  As a result, basic earnings per share were equal to diluted earnings per share for the three and six months ended June 30, 2010 and 2009.

Income Taxes

We are subject to income taxes in the United States. Authoritative guidance for accounting for income taxes requires that we account for income taxes by recognizing deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

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

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate.  Authoritative guidance for accounting for uncertainty in income taxes prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements and requires that we utilize a two-step approach for evaluating tax positions.  Recognition (Step I) occurs when we conclude that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement.  Note that authoritative guidance for accounting for uncertainty in income taxes uses the term “more likely than not” when the likelihood of occurrence is greater than 50%.

The tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized.  Authoritative guidance for uncertainty in accounting for income taxes specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the three and six months ended June 30, 2010 and for the year ended December 31, 2009, we recognized no amounts for interest or penalties.

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

Restricted Cash

$2.5 million in cash was held as a certificate of deposit for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for Workers Compensation.   On May 11, 2010, the State of Nevada Workers Compensation Division issued a letter informing the Company that the division had released all interest in the aforementioned cash.  As a result, the $2.5 million in cash was reclassified to cash and cash equivalents effective May 11, 2010.  As of June 30, 2010, a security deposit in the amount of $272,000 remains held for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for workers compensation.

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

On July 28, 2009, the Company received an early termination notice which claims a termination amount due and payable under the swap agreement equal to $22.1 million plus $4.4 million in accrued interest.  As of June 30, 2010, the Company reflects a $27.7 million liability related to the interest rate swap which includes $5.6 million in accrued interest ($5.6 million in accrued interest includes $1.2 million in accrued default interest).  The Company determined the interest rate swap did not meet the requirements to qualify for hedge accounting.  As a result, the Company recorded losses of $7.0 million and $5.3 million as a result of change in value of derivative instruments during the three and six months ended June 30, 2009, respectively.  No change in fair value of our derivative instrument was recorded during the three and six months ended June 30, 2010 due to the early termination of the instrument.

As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.  Pursuant to the Swap Agreement, the Company continues to accrue default interest on the overdue amounts.

Restructuring Fees

During the three and six months ended June 30, 2010, the Company incurred restructuring fees of $0.9 million and $1.0 million and during the three and six months ended June 30, 2009, the Company incurred restructuring fees of $1.4 million and $1.5 million, respectively.  These professional fees are associated with restructuring the Company’s Credit Facility (see Note 4 below and Recent Developments within Note 1 above).

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

3.	DEFERRED FINANCING COSTS

Deferred loan fees were included in other assets and were $0.9 million as of June 30, 2010 and $1.0 million as of December 31, 2009.  The deferred loan fees were associated with refinancing our debt on June 8, 2007.  The Company is amortizing the deferred loan fees over the term of the loan using a method approximating the effective interest rate method.  The Company recorded deferred financing costs amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively.

4.	LONG TERM DEBT AND COMMITMENTS

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

The Credit Facility includes a $225 million seven-year term loan (“Term Loan”) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein.  The Credit Facility also includes a $20 million five-year revolving credit facility (“Revolving Credit Facility”) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolving Credit Facility commitment from $20 million to $3 million.  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans.  The rate for the Term Loan and Revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the “Swap Agreement”) that became effective June 29, 2007 that the Company entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement).  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was 191.2 million as of June 30, 2010.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

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

As of June 30, 2010, the Company had $2.5 million outstanding against the Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

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

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest.  Consequently, we elected not to make these payments during 2009 and for the six months ended June 30, 2010.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the “April Default Notice”) from Wachovia.  The April Default Notice alleged that subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a “going concern” modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The April Default Notice also stated that in addition to the foregoing events of default that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR rate loan on March 30, 2009 (the “LIBOR Payment”), (ii) the commitment fee on March 31, 2009 (the “Commitment Fee Payment”), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the “ABR Payment” and together with the LIBOR Payment and Commitment Fee Payment, the “March 31st Payments”).  The Company had not paid the March 31st Payments and the applicable grace period to make these payments had expired.  The April Default Notice stated that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans are available to the Company at this time.

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum and effective April 1, 2009, the Revolving Credit Facility interest rate is approximately 6.25% per annum.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (the “Swap Default Notice”) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleged that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company had not paid the overdue amount and the applicable grace period to make this payment had expired.  As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (the “Early Termination Notice”) from Wachovia in connection with an alleged event of default that occurred under the Swap Agreement.  Receipt of the Early Termination Notice was previously disclosed on a Form 8-K filed with the SEC on July 29, 2009. The Early Termination Notice alleges that an event of default has occurred and is continuing pursuant to Sections 5(a)(i) and 5(a)(vi)(1) of the Swap Agreement.  Section 5(a)(i) of the Swap Agreement addresses payments and deliveries specified under the Swap Agreement and Section 5(a)(vi)(1) of the Swap Agreement addresses cross defaults. The Early Termination Notice provided that Wachovia designated an early termination date of July 27, 2009 in respect of all remaining transactions governed by the Swap Agreement, including an interest rate swap transaction with a trade date of May 31, 2007.

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which included $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of June 30, 2010, our Term Loan and Revolving Credit Facility bear interest at approximately 6.25%.  As of June 30, 2010, the interest rate swap liability was $22.1 million which equals the mark to market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.   Additionally, accrued interest as of June 30, 2010 included $5.6 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination plus $1.2 million in default interest pursuant to the Swap Agreement termination.

Bankruptcy Proceedings

On July 12, 2010, RHC and its ROC and RBH subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada for reorganization of their business and to have the Chapter 11 Cases jointly administered.  See Note 1 “Bankruptcy Proceedings” above.  The bankruptcy filings constitute an event of default under the Credit Facility and obligations arising under the Credit Agreement are automatically accelerated and all other amounts due become immediately due and payable.  As a result, the obligations arising under the Credit Agreement were reclassified to current liabilities within the condensed consolidated balance sheets included in Item 1 above.  We believe that any acceleration of the obligations under the Credit Agreement is stayed as a result of the filings in the Bankruptcy Court.

Special Improvement District Bonds

In 2000, the Company incurred debt totaling $1.2 million associated with Special Improvement District Bonds issued by the City of Black Hawk, Colorado for road improvements and other infrastructure projects benefiting Riviera Black Hawk and neighboring casinos.  The remaining balance of the debt was $146,000 at December 31, 2008 and this amount was forgiven by the City of Black Hawk in February 2009.  As a result, the $146,000 was recorded as a gain on extinguishment of debt during the six months ended June 30, 2009.

Guarantor Information

The Credit Facility is guaranteed by the Subsidiaries, which are all of the restricted subsidiaries.  These guaranties are full, unconditional, and joint and several.  RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to the financial position or results of operations, are not guarantors of the Credit Facility.

5.	SHARE-BASED PAYMENTS

The Company expensed $14,000 and $28,000 for options for the three and six months ended June 30, 2010, respectively, and $23,000 and $57,000 for the three and six months ended June 30, 2009.  To recognize the cost of option grants, the Company estimates the fair value of each director or employee option grant on the date of the grant using the Black-Scholes option pricing model.

Additionally, the Company expensed $67,000 for restricted stock during the six months ended June 30, 2010 and $64,000 and $215,000 during the three and six months ended June 30, 2009, respectively.  The Company recorded no restricted stock during the three months ended June 30, 2010.  As of March 31, 2010, the restricted stock was fully vested and recognized as expense.

Restricted stock was issued to several key management team members and directors in 2005 and is recognized on a straight line basis over a five year vesting period commencing on the date of issuance.  The activity for all stock options currently outstanding is as follows;

	Weighted Average		Aggregate
	Shares	Share Exercise Price	Remaining Life	Intrinsic Value
Outstanding as of December 31, 2009	216,000	$7.82
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding as of March 31, 2010	216,000	$7.82	5.23 years	$-0-
Options Granted	18,000	$0.28	10.0 years	$-0-
Options Exercised	-	-
Options Expired	(30,000)	$2.56	none	$-0-
Outstanding as of June 30, 2010	204,000	$7.93	3.76 years	$-0-
Exercisable June 30, 2010	150,000	$7.23	3.90 Years	$-0-

6.	FAIR VALUE MEASUREMENT

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

Fair Value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities.  Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment.  The three levels are defined as follows:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

As of June 30, 2010, the Company had no assets or liabilities measured at fair value on a recurring basis.

On July 27, 2009, the Company received from Wachovia a Notice of Amount Due Following Early Termination of our interest rate swap agreement (see “Credit Defaults” within Note 4).  As a result, the mark to market interest rate swap liability was adjusted to $22.1 million which is the balance as of June 30, 2010 and reflects the amount due and payable on the Notice of Amount Due Following Early Termination.

7.	COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

53 key employees (excluding Robert Vannucci, Co-Chief Executive Officer) of RHC, ROC and RBH have salary continuation agreements effective through December 31, 2010.  The agreements entered into with 49 significant ROC and RBH employees entitles such employees to six months of base salary and health insurance benefits, subject to such employees’ duty to mitigate by obtaining similar employment elsewhere, in the event ROC or RBH, as applicable, terminated their employment without cause (a “Company Termination”) within 12 months after a change in control.  One ROC and one RBH employee are entitled to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control with no duty to mitigate.

In addition to the above, the Company entered into salary continuation agreements with Tullio J. Marchionne, RHC’s Secretary and General Counsel and ROC’s Secretary and Executive Vice President and Phillip B. Simons, RHC’s Treasurer and CFO and ROC’s Vice President of Finance which entitles each of them to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change of control of RHC with no duty to mitigate.  As of June 30, 2010, the estimated total amount payable under all such agreements was approximately $3.1 million, which includes $488,000 in benefits.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax.  In July 2008, the Court denied the State’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of June 30, 2010, the Company had not recorded a receivable related to this matter.

Legal Proceedings and Related Events

On February 23, 2010, an individual commenced an action in the District Court of Clark County, Nevada, against the Company and one other defendant.   The action stems from the death of a guest on February 24, 2008 in a Las Vegas hospital.  The complaint (“Complaint”) alleges, among other things, that the Company negligently hired and supervised its then employee and failed to seek necessary medical assistance for the decedent.  The plaintiff is seeking monetary damages in connection with this matter.  We do not believe that the outcome of this action will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

The Company is also party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

8.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these condensed consolidated financial statements, and concluded no subsequent events occurred that required recognition or disclosure except as described below.

 Bankruptcy Proceedings

On July 12, 2010, RHC and its ROC and RBH subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada for reorganization of their business and to have the Chapter 11 Cases jointly administered.  See Note 1 “Bankruptcy Proceedings” above.

9.	SEGMENT DISCLOSURE

The Company determines our segments based upon the review process of the Company's Chief Financial Officer who reviews by geographic gaming market segments:  Riviera Las Vegas and Riviera Black Hawk.  The key indicator reviewed by the Company's Chief Financial Officer is "property EBITDA", as defined below.  All intersegment revenues and expenses have been eliminated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net Revenues:
Riviera Las Vegas	$22,063	$24,904	$42,570	$49,366
Riviera Black Hawk	10,272	9,738	20,579	19,933
Total Net Revenues	$32,335	$34,642	$63,149	$69,299

Property EBITDA (1):
Riviera Las Vegas	$2,122	$3,551	$3,549	$6,868
Riviera Black Hawk	2,616	2,026	5,077	5,263

Other Costs and Expenses
Equity-based compensation	14	87	95	272
Other corporate expenses	703	830	1,553	1,829
Depreciation and amortization	3,367	3,812	6,833	7,710
Gain on extinguishment of debt	-	-	-	(146)
Restructuring fees	899	1,448	1,018	1,537
Interest Expense-net	3,955	5,927	7,859	10,149
Change in fair value of derivatives	-	6,992	-	5,320
Total Other Costs and Expenses	8,938	19,096	17,358	26,671
Net Loss	$(4,200)	$(13,519)	$(8,732)	$(14,540)

Total Assets	As of June 30, 2010	As of December 31, 2009
Las Vegas	$133,815	$133,403
Black Hawk	64,037	65,547
Total Consolidated Assets	$197,852	$198,950

Property and Equipment-net
Las Vegas	$106,078	$109,124
Black Hawk	57,989	59,843
Total Property and Equipment-net	$164,067	$168,967

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Capital Expenditures
Las Vegas	$1,907	$369
Black Hawk	135	951
Total Capital Expenditures	$2,042	$1,320

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

Riviera Las Vegas is comprised of a hotel with 2,075 guest rooms, a convention, meeting and banquet space totaling 160,000 square feet, a casino with approximately 850 slot machines and 32 gaming tables, a poker room, a race and sports book and various bars and restaurants.  Our capital expenditures for Riviera Las Vegas are primarily geared toward maintaining competitive slot machines in comparison to the market and maintaining the hotel rooms and amenities in sufficient condition to compete for customers in the convention and mature adult markets.  Room rental rates and slot revenues are the primary factors driving our operating margins.

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

On April 19, 2010, the Company announced with great regret that William L. Westerman, the Company’s Chief Executive Officer (“CEO”), President and Chairman of its Board, passed away on Sunday, April 18, 2010.  Mr. Westerman also served as Chairman of the Board of Directors and CEO of ROC and as Chairman of the Board of Directors, CEO and President of RBH.  On April 19, 2010, the Board announced the creation of the Office of the CEO on an interim basis to perform the functions of the RHC’s CEO.  The Office of the CEO is jointly held by Tullio J. Marchionne, RHC’s Secretary and General Counsel and ROC’s Secretary and Executive Vice President; Robert A. Vannucci, the President and Chief Operating Officer of ROC; and Phillip Simons, RHC’s Treasurer and Chief Financial Officer (“CFO”) and ROC’s Treasurer, CFO and Vice President of Finance.  Messrs. Marchionne, Vannucci and Simons each continue in their current positions with the Company.  Additionally, Vincent L. DiVito was elected Chairman of the Board effective April 19, 2010.  Mr. DiVito is a current Board member and is also Chairman of our Audit Committee.  We have determined that Mr. DiVito is independent based on NYSE Amex standards that previously applied to us.

Risks and Uncertainties

Numerous factors could affect our future operating results. These factors are discussed under the heading “Risk Factors” in Item 1A of Part I of the 2009 Form 10-K.  We have also included additional disclosures regarding the bankruptcy proceedings and our liquidity under “Bankruptcy Proceedings” in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  Income from operations does not include intercompany management fees.

	Second Quarter
(In Thousands)	2010	2009	Variance $	Variance %

Net Revenues:
Riviera Las Vegas	$22,063	$24,904	$(2,841)	(11.4)%
Riviera Black Hawk	10,272	9,738	534	5.5%
Total Net Revenues	$32,335	$34,642	$(2,307)	(6.7)%

Property Income from Operations:
Riviera Las Vegas	(131)	843	(974)	(115.5)%
Riviera Black Hawk	1,502	922	580	62.9%
Total Property Income from Operations	1,371	1,765	(394)	(22.3)%

Other Corporate Expenses:
Equity Compensation	(14)	(87)	73	83.9%
Other Corporate Expense	(703)	(830)	127	15.3%
Restructuring Fees	(899)	(1,448)	549	37.9%
Total Corporate Expenses	(1,616)	(2,365)	749	31.7%

Total Loss from Operations	$(245)	$(600)	$355	59.2%

Operating Margins (1)
Riviera Las Vegas	(0.6)%	3.4%		(4.0)%
Riviera Black Hawk	14.6%	9.5%		5.1%

(1)	Operating margins represent income from operations by property as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the three months ended June 30, 2010 were $22.1 million, a decrease of $2.8 million, or 11.4%, from $24.9 million for the comparable period in the prior year.

Casino revenues for the three months ended June 30, 2010 were $10.8 million, a decrease of $1.5 million, or 12.0%, from $12.3 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $8.8 million, a decrease of $0.9 million, or 10.1%, from $9.7 million and table game revenue was $1.9 million, a decrease of $0.3 million, or 11.9% from $2.2 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy and less walk-in customers due to reduced activity at the North end of the Las Vegas Strip.  Slot machine win per unit per day for the three months ended June 30, 2010 was $108.22, a decrease of $5.96, or 5.2%, from $114.19 for the comparable period in the prior year.  There were 889 slot machines on the floor, on average, during the quarter ended June 30, 2010 compared with 937 slot machines on the floor, on average, during the same period in the prior year.  The table games hold percentage increased to 20.1% compared to 19.2% for the same period in the prior year and the slot machines hold percentage was 8.4% which is consistent with the same period in the prior year.

Room revenues for the three months ended June 30, 2010 were $8.5 million, a decrease of $0.2 million, or 1.6%, from $8.7 million for the comparable period in the prior year.  The decrease in room revenues was due to a $3.26, or 5.6%, reduction in average daily room rates, or ADR, to $54.76 for the three months ended June 30, 2010 from $58.02 for the comparable period in the prior year.  The $3.26 decrease in ADR resulted in a $0.5 million decline in room revenues partially offset by a $0.3 million increase in room revenues due to an increase in hotel room occupancy as described below.  The decrease in ADR was largely the result of an $8.35, or 9.8%, decrease in convention segment room rates and a $1.56, or 3.8%, decline in leisure segment room rates.  For the three months ended June 30, 2010, convention segment ADR was $76.47 and leisure segment ADR was $39.5.  Leisure segment occupancy grew to 62.1% of total occupied rooms during the three months ended June 30, 2010 from 59.4% of total occupied rooms during the same period in the prior year.  Convention segment occupancy was 20.2% of total occupied rooms during the three months ended June 30, 2010 compared to 19.8% of total occupied rooms during the same period in the prior year.  We continue to face challenges maintaining and growing our ADR due to increased competition as a result of additional hotel rooms and increased convention space and due to the effects of the weak economy.

Hotel room occupancy percentage (per available room) for the three months ended June 30, 2010, was 84.6%, an increase of 8.1%, from 76.5% for the same period in the prior year.  4.2% of total hotel rooms were unavailable during the three months ended June 30, 2010 in comparison to 1.3% during the same period in the prior year.  Revenue per available room, or RevPar, was $46.33 for the three months ended June 30, 2010, an increase of $1.94, or 4.4%, from $44.39 for the comparable period in the prior year.  The increase in RevPar was due to the decrease in the number of available rooms as described above.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.    Room revenues include $2.1 million in revenues related to hotel room nights offered to high-value guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the three months ended June 30, 2010 were $4.2 million, a decrease of $0.7 million, or 13.1%, from $4.9 million for the comparable period in the prior year.  The decrease was due to $0.4 million decrease in food revenues and $0.3 million decrease in beverage revenues.  The decrease in food revenues was due primarily to reduced demand ultimately resulting in strategic closures of select food and beverage outlets.  Banquet food revenues were $0.1 million higher than the prior year but were more than offset by a $0.5 million food revenue reduction in the restaurants and snack venues.  The average check increased $2.75, or 22.3% to $15.06 primarily due to higher average restaurant and banquet checks.  Beverage revenues decreased as a result of an 11.9% reduction in drinks served, which was primarily due to fewer complimentary drinks served from our casino bars correlating with reduced casino patronage.  Food and beverage revenues include $1.0 million in revenues related to food and beverages offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the three months ended June 30, 2010 were $0.9 million, a decrease of $1.0 million, or 51.4%, from $1.9 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  Entertainment revenues include $0.4 million in revenues related to show tickets offered to high-value guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for the three months ended June 30, 2010 were $1.1 million, a decrease of $0.2 million, or 13.5%, from $1.3 million for the same period in the prior year.  The decrease in other revenues was due primarily to lower tenant rental income as a result of vacancies and rent concessions.

Promotional allowances were $3.6 million and $4.1 million for the three months ended June 30, 2010 and 2009, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.  Promotional allowances decreased due to a concerted effort to reduce promotional costs and due to less complimentary offering redemptions.

Costs and Expenses

Costs and expenses for the three months ended June 30, 2010 were $22.2 million, a decrease of $1.9 million, or 7.8%, from $24.1 million for the comparable period in the prior year.

Casino costs and expenses for the three months ended June 30, 2010 were $5.4 million, a decrease of $0.5 million, or 9.0%, from $5.9 million for the comparable period in the prior year.  The decrease in casino expenses was primarily due to a $0.2 million reduction in slot and table game payroll and related costs, a $0.2 million decline in gaming marketing and promotional costs and a $0.1 million reduction in gaming taxes as result of reduced casino revenues.

Room rental costs and expenses for the three months ended June 30, 2010 were $4.5 million, a decrease of $0.3 million, or 5.6%, from $4.8 million for the comparable period in the prior year.  The decrease in room rental costs and expenses was mostly due to a $0.2 million decrease in the provision for doubtful accounts during the three months ended June 30, 2010 in comparison to a $0.1 million increase in the provision for doubtful accounts during the same period in the prior year.  The decrease in the provision for doubtful accounts during the second quarter of 2010 was due primarily to collections of previously reserved tour and travel accounts receivable balances.

Food and Beverage costs and expenses for the three months ended June 30, 2010 were $3.7 million, a decrease of $0.2 million, or 5.5%, from $3.9 million for the comparable period in the prior year.  The decrease was primarily due to lower food and beverage payroll and related costs.

Entertainment department costs and expenses for the three months ended June 30, 2010 were $0.5 million, a decrease of $0.4 million, or 37.9%, from $0.9 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is due to a $0.5 million reduction in contractual payments to the entertainment producers as a result of less ticket sales due to the weak economy and the closure of select entertainment acts.

General and administrative expenses for the three months ended June 30, 2010 were $5.5 million, a decrease of $0.1 million, or 1.0%, from $5.6 million for the comparable period in the prior year.  The decrease in other general and administrative expenses was due primarily to reductions in miscellaneous expenses.

Depreciation and amortization expenses for the three months ended June 30, 2010 were $2.5 million, a decrease of $0.3 million, or 12.1%, from $2.8 million for the comparable period in the prior year.  The decrease in depreciation and amortization expenses was due primarily to the full depreciation of select assets since the second quarter of 2009.

Loss from Operations

Loss from operations for the three months ended June 30, 2010 was $0.1 million compared to income from operations of $0.8 million for the comparable period in the prior year.  The decline of $0.9 million was principally due to decreased net revenues that were not offset with equivalent reductions in costs and expenses.

Operating margin for the three months ended June 30, 2010 was a negative 0.6% due to the loss from operations.  Operating margin for the three months ended June 30, 2009 was 3.4%.  Operating margins decreased primarily due to the $1.5 million decrease in high margin casino revenues.

Riviera Black Hawk

Revenues

Net revenues for the three months ended June 30, 2010 were $10.3 million, an increase of $0.5 million, or 5.5%, from $9.7 million for the comparable period in the prior year.  The increase was due primarily to a $0.5 million increase in casino revenues to $10.0 million for the three months ended June 30, 2010 from $9.5 million for the same period in the prior year.  Casino revenues are comprised of revenues from slot machines and table games.

Slot machine revenues increased $0.3 million, or 3.0%, to $9.6 million from $9.3 million for the comparable period in the prior year.  Slot machine revenues increased largely due to increased slot market wagering, or coin-in, as a result of an overall Black Hawk market slot machine coin-in increase due to the passage of Colorado Amendment 50 as described above and due to better weather conditions during the three months ended June 30, 2010 in comparison to the same period in the prior year.  The Black Hawk market total slot machine coin-in grew 7.4% for the second quarter in comparison to the same period in the prior year.  Riviera Black Hawk slot machine coin-in grew 2.2% for the second quarter in comparison to the same period in the prior year.  Riviera Black Hawk’s market share of the Black Hawk Market total slot machine coin-in was 10.1% for the second quarter in comparison to 10.6% for the same period in the prior year.  Our market share eroded as our competitors utilized complimentary hotel stays and aggressive cash offers to entice customers to play at their facilities.  Riviera Black Hawk’s slot machine coin-in increased $4.1 million, or 2.3%, to $183.3 million for the three months ended June 30, 2010 compared to $179.2 million for the same period in the prior year.  Our slot machine win per unit per day was $139.94 in comparison to $139.35 for the same period in the prior year.  There were 756 slot machines on the casino floor, on average, as of June 30, 2010 in comparison to 737 slot machines on the casino floor, on average, as of June 30, 2009.

Table games revenues increased $0.2 million to $0.4 million for the three months ended June 30, 2010 primarily as a result of increased table game play in conjunction with the passage of Colorado Amendment 50 as described above.

Food and beverage revenues were $1.3 million for each of the three months ended June 30, 2010 and 2009, respectively.  Food and beverage revenues for the three months ended June 30, 2010 included $1.1 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.

Promotional allowances were $1.1 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively.  Promotional allowances are comprised of food and beverage items provided on a complimentary basis to our high-value casino players.  Promotional allowances were lower due to reduced food and beverage complimentary offerings.

Costs and Expenses

Costs and expenses were $8.8 million for the each of the three months ended June 30, 2010 and 2009.  A $0.1 million increase in general and administrative expense was offset with decreases in depreciation and amortization expenses and other operating expenses.

Income from Operations

Income from operations for the three months ended June 30, 2010 was $1.5 million, an increase of $0.6 million, or 62.8%, from $0.9 million for the same period in the prior year.  The increase was due to higher total revenues with no increase in costs and expenses as described above.

Operating margins were 14.6% for the three months ended June 30, 2010 in comparison to 9.5% for the comparable period in the prior year.  Operating margins improved primarily as a result of the $0.5 million increase in net revenues with no increase in costs and expenses as described above.

Consolidated Operations

Loss from Operations

Losses from operations for the three months ended June 30, 2010 and 2009 were $0.2 million and $0.6 million, respectively.  The $0.4 million improvement was due primarily to the $0.6 million increase in Riviera Black Hawk income from operations, a $0.5 million reduction in restructuring fees due, a $0.1 million decrease in other corporate expenses and a $0.1 million reduction in equity compensation costs partially offset by the $0.9 million improvement in Riviera Las Vegas loss from operations.  The reduction in restructuring fees was due to a decline in restructuring related activities, the decline in other corporate expenses was due primarily to lower payroll and related costs and the decrease in equity compensation costs was due the full amortization of the Company’s restricted stock plan during the first quarter of 2010.

Other Expense

Other expense was $4.0 million and $12.9 million for the three months ended June 30, 2010 and 2009, respectively.  The $8.9 million reduction in other expense was due primarily to a $7.0 million loss in value of derivative recorded during the three months ended June 30, 2009 and a $1.9 million interest expense decline for the three months ended June 30, 2010 in comparison to the same period in the prior year.  No change in fair value of our derivative instrument was recorded during the three months ended June 30, 2010 due to the early termination of the instrument (see Note 2 above).  The interest expense decline was the result of lower interest rates due to the termination of our swap fixed interest rate on July 27, 2009.  Interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying interest rates which were lower than our swap fixed interest rate during the three months ended June 30, 2010.

Net Loss

Net losses for the three months ended June 30, 2010 and 2009 were $4.2 million and $13.5 million, respectively.  The $9.3 million decline in net loss was due to the $0.4 improvement in (loss) income from operations plus the $8.9 million reduction in other expense.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  Income from operations does not include intercompany management fees.

	Six Months
(In Thousands)	2010	2009	Variance $	Variance %
Net Revenues:
Riviera Las Vegas	$42,570	$49,366	$(6,796)	(13.8)%
Riviera Black Hawk	20,579	19,933	646	3.2%
Total Net Revenues	$63,149	$69,299	$(6,150)	(8.9)%

Property Income from Operations:
Riviera Las Vegas	(986)	1,587	(2,573)	(162.1)%
Riviera Black Hawk	2,779	2,834	(55)	(1.9)%
Total Property Income from Operations	1,793	4,421	(2,628)	(59.4)%

Other Corporate Expenses:
Equity Compensation	(95)	(272)	177	65.1%
Other Corporate Expense	(1,553)	(1,829)	276	15.1%
Restructuring Fees	(1,018)	(1,537)	519	33.8%
Total Corporate Expenses	(2,666)	(3,638)	972	26.7%

Total (Loss) Income from Operations	$(873)	$783	$(1,656)	(211.5)%

Operating Margins (1)
Riviera Las Vegas	(2.3)%	3.2%		(5.5)%
Riviera Black Hawk	13.5%	14.2%		(0.7)%

(1)	Operating margins represent income from operations by property as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the six months ended June 30, 2010 were $42.6 million, a decrease of $6.8 million, or 13.8%, from $49.4 million for the comparable period in the prior year.

Casino revenues for the six months ended June 30, 2010 were $19.6 million, a decrease of $3.0 million, or 13.3%, from $22.6 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $15.8 million, a decrease of $2.0 million, or 11.7%, from $17.8 million and table game revenue was $3.4 million, a decrease of $0.7 million, or 17.1% from $4.1 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy and less walk-in customers due to reduced activity at the North end of the Las Vegas Strip.  Slot machine win per unit per day for the six months ended June 30, 2010 was $93.98, a decrease of $13.27, or 12.4%, from $107.25 for the comparable period in the prior year.  There were 926 slot machines on the floor, on average, during the six months ended June 30, 2010 compared with 919 slot machines on the floor, on average, during the same period in the prior year.

Room revenues for the six months ended June 30, 2010 were $17.0 million, a decrease of $2.0 million, or 10.8%, from $19.0 million for the comparable period in the prior year.  The decrease in room revenues was primarily due to an $8.42, or 13.2%, reduction in average daily room rates, or ADR, to $55.22 for the six months ended June 30, 2010 from $63.64 for the comparable period in the prior year.  The $8.42 decrease in ADR resulted in a $2.6 million decline in room revenues.  The decrease in ADR was largely the result of a $4.03, or 9.3%, decrease in leisure segment room rates and a $23.22, or 22.3%, decrease in convention segment room rates.  For the six months ended June 30, 2010, leisure segment ADR was $39.17 and convention segment ADR was $81.05.  Leisure segment occupancy grew to 66.7% of total occupied rooms during the six months ended June 30, 2010 from 60.5% of total occupied rooms during the same period in the prior year.  Convention segment occupancy decreased to 18.9% of total occupied rooms during the six months ended June 30, 2010 from 19.6% of total occupied rooms during the same period in the prior year.  Leisure and convention segment demand continues to soften primarily due to increased competition as a result of additional hotel room and convention space and due to the effects of the weak economy.

Hotel room occupancy percentage (per available room) for the six months ended June 30, 2010, was 83.4% compared to 76.7% for the same period in the prior year.  4.0% of total hotel rooms were unavailable during the six months ended June 30, 2010 in comparison to 1.2% during the same period in the prior year.  Hotel room occupancy increased due primarily to a 14.7% increase in leisure segment occupied rooms as a result of additional demand due to lower average room rates.  Revenue per available room, or RevPar, was $46.05 for the six months ended June 30, 2010, a decrease of $2.74, or 5.6%, from $48.79 for the comparable period in the prior year.  The decrease in RevPar was due to the $8.42 decrease in ADR as described above.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  Room revenues include $3.4 million in revenues related to hotel room nights offered to high-value guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the six months ended June 30, 2010 were $8.2 million, a decrease of $1.0 million, or 10.9%, from $9.2 million for the comparable period in the prior year.  The decrease was due to $0.6 million decrease in food revenues and $0.4 million decrease in beverage revenues.  The decrease in food revenues was due primarily to reduced demand ultimately resulting in strategic closures of select food and beverage outlets.  Banquet food revenues were $0.4 million higher than the prior year but were more than offset by a $1.0 million food revenue reduction in the restaurants and snack venues.  The average check increased $3.06, or 25.8% to $14.94 primarily due to higher average restaurant and banquet checks.  Beverage revenues decreased as a result of an 11.9% reduction in drinks served, which was primarily due to fewer complimentary drinks served from our casino bars correlating with reduced casino patronage.  Food and beverage revenues include $1.9 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the six months ended June 30, 2010 were $1.8 million, a decrease of $2.2 million, or 54.3%, from $4.0 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  Entertainment revenues include $0.7 million in revenues related to show tickets offered to high-value guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for the six months ended June 30, 2010 were $2.2 million, a decrease of $0.6 million, or 22.2%, from $2.8 million for the same period in the prior year.  The decrease in other revenues was due primarily to lower tenant rental income as a result of vacancies and rent concessions.

Promotional allowances were $6.1 million and $8.1 million for the six months ended June 30, 2010 and 2009, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.  Promotional allowances decreased due to a concerted effort to reduce promotional costs and due to less complimentary offering redemptions.

Costs and Expenses

Costs and expenses for the six months ended June 30, 2010 were $43.6 million, a decrease of $4.2 million, or 8.8%, from $47.8 million for the comparable period in the prior year.

Casino costs and expenses for the six months ended June 30, 2010 were $10.3 million, a decrease of $1.7 million, or 14.3%, from $12.0 million for the comparable period in the prior year.  The decrease in casino expenses was primarily due to a $1.1 million decrease in gaming marketing and promotional costs, a $0.5 million reduction in slot and table game payroll and related costs and a $0.2 million reduction in gaming taxes due to the decline in gaming revenues.  The decline in gaming marketing and promotional costs was due primarily to less redemptions of direct mail and other offerings and the reduction in slot and table game payroll was due to a concerted effort to reduce costs to offset gaming revenue declines.

Room rental costs and expenses for the six months ended June 30, 2010 were $9.2 million, a decrease of $0.4 million, or 4.7%, from $9.6 million for the comparable period in the prior year.  The decrease in room rental costs and expenses was mostly due to a $0.5 million decrease in payroll and related costs.  The reduction in payroll and related costs was due to a concerted effort to reduce costs despite a 5.1% increase in the number of occupied hotel rooms.

Food and Beverage costs and expenses for the six months ended June 30, 2010 were $7.0 million, a decrease of $0.3 million, or 3.8%, from $7.3 million for the comparable period in the prior year.  The decrease was primarily due to a $0.4 million reduction in food and beverage payroll and related costs to offset the decrease in food and beverage revenues.

Entertainment department costs and expenses for the six months ended June 30, 2010 were $1.1 million, a decrease of $0.7 million, or 36.7%, from $1.8 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is primarily due to a $0.9 million reduction in contractual payments to the entertainment producers as a result of less ticket sales due to the weak economy and the closure of select entertainment acts partially offset by higher payroll and related costs and other entertainment costs.

General and administrative expenses for the six months ended June 30, 2010 were $10.9 million, a decrease of $0.3 million, or 3.1%, from $11.2 million for the comparable period in the prior year.  The decrease in other general and administrative expenses was due primarily to a $0.3 million reduction in general and administrative and property maintenance payroll and related costs due to continued workforce reductions to offset revenue declines.

Depreciation and amortization expenses for the six months ended June 30, 2010 were $5.0 million, a decrease of $0.7 million, or 12.7%, from $5.7 million for the comparable period in the prior year.  The decrease in depreciation and amortization expenses was due primarily to the full depreciation of select assets since June 30, 2009.

(Loss) Income from Operations

Loss from operations for the six months ended June 30, 2010 was $1.0 million compared to income from operations of $1.6 million for the comparable period in the prior year.  The decline of $2.6 million was principally due to decreased net revenues that were not offset with equivalent reductions in costs and expenses.

Operating margin for the six months ended June 30, 2010 was a negative 2.3% due to the loss from operations.  Operating margin for the six months ended June 30, 2009 was 3.2%.  Operating margins decreased primarily due to the $8.42, or 13.2%, reduction in average daily room rates and the $3.0 million decrease in casino revenues.

Riviera Black Hawk

Revenues

Net revenues for the six months ended June 30, 2010 were $20.6 million, an increase of $0.7 million, or 3.2%, from $19.9 million for the comparable period in the prior year.  The increase was due primarily to a $0.7 million increase in casino revenues to $20.2 million for the six months ended June 30, 2010 from $19.5 million for the same period in the prior year.  Casino revenues are comprised of revenues from slot machines and table games.

Slot machine revenues increased $0.1 million, or 0.6%, to $19.3 million from $19.2 million for the comparable period in the prior year.  Slot machine revenues increased largely due to increased slot market wagering, or coin-in, as a result of the overall Black Hawk market slot machine coin-in expansion due to the passage of Colorado Amendment 50 as described above.    The Black Hawk market slot machine coin-in grew 26.3% for the six months ended June 30, 2010 in comparison to the same period in the prior year.  Riviera Black Hawk’s market share of the Black Hawk Market slot machine coin-in for the six months ended June 30, 2010 was10.3% in comparison to 10.5% for the same period in the prior year.  Our market share eroded as our competitors utilized complimentary hotel stays and aggressive cash offers to entice customers to play at their facilities.  Our total slot machine coin-in increased $9.3 million, or 2.6%, to $369.6 million for the six months ended June 30, 2010 compared to $360.3 million for the same period in the prior year.  Slot machine win per unit per day increased $2.52, or 1.8%, to $141.08 from $138.56 for the same period in the prior year.  The increase in slot win per unit per day was due primarily to additional amounts wagered and 9 less slot machines, on average, during the first six months of 2010 in comparison to the same period in the prior year.  There were 755 slot machines,on average, on the casino floor during the six months ended June 30, 2010.

Table games revenues increased $0.6 million to $0.9 million for the six months ended June 30, 2010 from $0.3 million for the same period in the prior year primarily as a result of increased table game play due to the passage of Colorado Amendment 50 as described above.

Food and beverage revenues were $2.7 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively.  Food and beverage revenues for the six months ended June 30, 2010 included $2.3 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.  Food and beverage revenues increased primarily as a result of additional complimentary offerings to high-value guests in an effort to increase visitations and casino revenues.

Promotional allowances were $2.3 million for each of the six months ended June 30, 2010 and 2009.  Promotional allowances are comprised of food and beverage items provided on a complimentary basis to our high-value casino players.

Costs and Expenses

Costs and expenses for the six months ended June 30, 2010 were $17.8 million, an increase of $0.7 million, or 4.1%, from $17.1 million for the comparable period in the prior year.

Costs and expenses increased primarily due to a $0.6 million increase in casino costs and expenses.  Casino costs and expenses increased primarily due to a $0.3 million increase in payroll and related costs and a $0.3 million increase in gaming taxes due to higher casino revenues.  The increases in payroll and related costs was due to additional operating demands associated with the implementation of increased betting limits, extended hours and roulette gaming pursuant to the passage of Colorado Amendment 50 as described above.

Income from Operations

Income from operations was $2.8 million for each of the six months ended June 30, 2010 and 2009.

Operating margins were 13.5% for the six months ended June 30, 2010 in comparison to 14.2% for the comparable period in the prior year.  Operating margins decreased due to increased costs and expenses as described above.

Consolidated Operations

(Loss) Income from Operations

Loss from operations for the six months ended June 30, 2010 was $0.9 million, a decline of $1.7 million, from income from operations of $0.8 million for the same period in the prior year.

The $1.7 million reduction was due to the $2.6 million and $0.1 million income (loss) from operations declines in Riviera Las Vegas and Riviera Black Hawk, respectively, partially offset by a $0.5 million reduction in restructuring fees, a $0.3 million decrease in other corporate expenses and a $0.2 million reduction in equity compensation costs.  The reduction in restructuring fees was due to a decline in restructuring related activities, the decline in other corporate expenses was due primarily to lower payroll and related costs and miscellaneous expenses and the decrease in equity compensation costs was due primarily to the full amortization of the Company’s restricted stock plan during the first quarter of 2010.

Other Expense

Other expense was $7.9 million and $15.3 million for the six months ended June 30, 2010 and 2009, respectively.  The $7.4 million decrease in other expense was due primarily to a $5.3 million loss in value of derivative recorded during the six months ended June 30, 2009 and a $2.2 million decrease in interest expense in during the six months ended June 30, 2010 in comparison to the same period in the prior year.  No change in fair value of our derivative instrument was recorded during the six months ended June 30, 2010 due to the early termination of the instrument (see Note 2 above).  The interest expense decline was the result of lower interest rates due to the termination of our swap fixed interest rate on July 27, 2009.   Interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying interest rates which were lower than our swap fixed interest rate during the six months ended June 30, 2010.

Net Loss

Net losses for the six months ended June 30, 2010 and 2009 were $8.7 million and $14.5 million, respectively.  The $5.8 million decline in net loss was due to the $7.4 million reduction in other expense partially offset by the $1.7 million in additional loss from operations.

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

Our ability to continue as a going concern will be determined by our ability to obtain additional funding or restructure our existing indebtedness pursuant to the Plan referenced in Recent Developments within Note 1 above, which raises substantial doubt about our ability to continue as a going concern.  The accompanying unaudited, condensed, consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

We had cash and cash equivalents of $24.9 million and $19.1 million as of June 30, 2010 and December 31, 2009, respectively.  Our cash and cash equivalents increased $5.8 million during the six months ended June 30, 2010 primarily due to $5.4 million in net cash provided by operating activities plus $0.5 million in net cash provided by investing activities.  The $5.4 million in net cash provided by operating activities was due primarily to $8.7 million in net loss plus $6.8 million in non-cash depreciation and amortization, $7.7 million in interest expense recorded but not paid and a $0.1 million loss on the disposal of equipment partially offset by a $0.7 million decline as a result of changes in operating assets and liabilities (excluding changes in accrued interest liability) due primarily to a $0.7 million reduction in our accrued expenses as a result of payment of year end accrued expenses.  The $0.5 million in net cash provided by investing activities was due to $2.5 million in formerly restricted cash that is no longer restricted effective May 11, 2010 partially offset by $1.9 million in maintenance and safety related capital expenditures at Riviera Las Vegas and $0.1 million in maintenance related capital expenditures at Riviera Black Hawk.  On May 11, 2010, the State of Nevada Workers Compensation Division issued a letter informing us that the division had released all interest in our $2.5 million certificate of deposit included in restricted cash on our balance sheet as of March 31, 2010.

Our cash and cash equivalents increased $4.8 million during the six months ended June 30, 2009 primarily as a result of $5.9 million in net cash provided by operating activities partially offset by $1.0 million in net cash used in investing activities due to maintenance related capital expenditures at both Riviera Las Vegas and Black Hawk.  The $5.9 million in net cash provided by operating activities was due primarily to $14.5 million in net loss plus $7.7 million in non-cash depreciation and amortization, $5.3 million in non-cash changes in the fair value of derivatives and $10.0 million in interest expense recorded but not paid partially offset by $2.9 million in changes in operating assets and liabilities (excluding changes in accrued interest liability).

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

The Credit Facility includes a $225 million seven-year term loan (the Term Loan) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein.  The Credit Facility also includes a $20 million five-year revolving credit facility (Revolving Credit Facility) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (the Standby L/Cs).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolving Credit Facility commitment from $20 million to $3 million.  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans.  The rate for the Term Loan and Revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the Swap Agreement) that became effective June 29, 2007 that the Company entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement).  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $191.2 million as of June 30, 2010.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

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

As of June 30, 2010, the Company had $2.5 million outstanding against the Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

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

Credit Defaults

As previously disclosed on a Form 8-K filed with the SEC on March 4, 2009, the Company received a notice of default on February 26, 2009 (the February Notice) from Wachovia with respect to the Credit Facility in connection with the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provided that as a result of the default, the Company would no longer have the option to request the LIBOR Rate loans described above.  Consequently, the Term Loan was converted to an ABR Loan effective March 31, 2009.

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest.  Consequently, we elected not to make these payments during 2009 and for the six months ended June 30, 2010.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the April Default Notice) from Wachovia.  The April Default Notice alleged that subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a “going concern” modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The April Default Notice also stated that in addition to the foregoing events of default that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR rate loan on March 30, 2009 (the LIBOR Payment), (ii) the commitment fee on March 31, 2009 (the Commitment Fee Payment), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the ABR Payment and together with the LIBOR Payment and Commitment Fee Payment, the “March 31st Payments”).  The Company had not paid the March 31st Payments and the applicable grace period to make these payments had expired.  The April Default Notice stated that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans are available to the Company at this time.

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum and effective April 1, 2009, the Revolving Credit Facility interest rate is approximately 6.25% per annum.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (the Swap Default Notice) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleged that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company had not paid the overdue amount and the applicable grace period to make this payment had expired.  As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (the Early Termination Notice) from Wachovia in connection with an alleged event of default that occurred under the Swap Agreement.  Receipt of the Early Termination Notice was previously disclosed on a Form 8-K filed with the SEC on July 29, 2009. The Early Termination Notice alleged that an event of default had occurred and is continuing pursuant to Sections 5(a)(i) and 5(a)(vi)(1) of the Swap Agreement.  Section 5(a)(i) of the Swap Agreement addresses payments and deliveries specified under the Swap Agreement and Section 5(a)(vi)(1) of the Swap Agreement addresses cross defaults. The Early Termination Notice provided that Wachovia designated an early termination date of July 27, 2009 in respect of all remaining transactions governed by the Swap Agreement, including an interest rate swap transaction with a trade date of May 31, 2007.

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which included $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of June 30, 2010, our Term Loan and Revolving Credit Facility bear interest at approximately 6.25%.  As of June 30, 2010, the interest rate swap liability was $22.1 million which equals the mark to market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.   Additionally, accrued interest as of June 30, 2010 includes $5.6 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination plus $1.2 million in default interest pursuant to the Swap Agreement termination.

Bankruptcy Proceedings

As disclosed on a Form 8-K filed with the SEC on July 14, 2010 (the July 14th 8-K) RHC, RBH and ROC (the Debtors) filed voluntary petitions in the Bankruptcy Court for reorganization of its business on July 12, 2010 (the Petition Date).  The bankruptcy filings constitute an event of default under the Credit Facility and obligations arising under the Credit Agreement are automatically accelerated and all other amounts due become immediately due and payable.  As a result, the obligations arising under the Credit Agreement were reclassified to current liabilities within the condensed consolidated balance sheets included in Item 1 above.  The Company believes that any acceleration of the obligations under the Credit Agreement is stayed as a result of the filings in the Bankruptcy Court.

On the Petition Date and prior to the commencement of the Chapter 11 Cases, the Company entered into the Lock-Up Agreement with holders (the Consenting Lenders), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under Debtors’ credit and fixed rate swap agreements which are described in Note 4, Long Term Debt and Commitments, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.  Pursuant to the Lock-Up Agreement, the Consenting Lenders are contractually obligated to support the restructuring of the Debtors in accordance with the Company's Plan.  Moreover, the Lock-Up Agreement contractually obligates the parties to move forward with the Plan for each of the Debtors.  If successfully executed, the Company anticipates that through bankruptcy it will be able to restructure its indebtedness, provide for investment of new capital into the Company, and emerge in an improved financial and operational position.  There is no assurance that the Company will be able to successfully operate, or finance its operations, upon exit from bankruptcy.  The Plan is subject to approval by the requisite classes of creditors entitled to vote on the Plan and confirmation by the Bankruptcy Court.  There is no assurance that the Plan will be approved by the requisite classes of creditors or confirmed by the Bankruptcy Court.  If the Plan is not approved or confirmed, the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

On the Petition Date, in connection with the Lock-Up Agreement, the Debtors executed the Backstop Agreement with Backstop Lenders to provide assurance that the Designated New Money Investment (solely to the extent the Total New Money Investment Alternative is effectuated) will be funded in the aggregate amount of $20 million and the Working Capital Facility (irrespective of whether the Total New Money Investment Alternative or Partial New Money Investment Alternative is effectuated) will be committed in the aggregate principal amount of $10 million. The Backstop Agreement provides that the Backstop Lenders have committed to fund their pro rata share of the Designated New Money Investment and pro rata share of the Working Capital Facility, and, further, to backstop an additional percentage of the Designated New Money Investment and Working Capital Facility as specified therein to the extent that any Senior Secured Lender (other than a Backstop Lender) elects not to participate according to its full pro rata share in funding the Designated New Money Investment and Working Capital Facility.

Additionally, the Backstop Agreement provides for the payment of commitment fees by Debtors, as more fully described in the Backstop Agreement and subject to the Bankruptcy Court’s approval. If (i) the Budget Contingency is satisfied, (ii) the Total New Money Investment Alternative is effectuated under the Plan, (iii) the Substantial Consummation Date occurs and (iv) the Series B Term Loan is fully funded and the entire Working Capital Facility is made available as provided for in the Plan, 5.0% of the Class B Shares (subject to dilution only under those certain conditions specified in the Plan) will be fully earned, payable and non-refundable to the Backstop Lenders. If the Budget Contingency is satisfied, but either the Backstop Agreement is terminated pursuant to its terms or the Substantial Consummation Date does not occur, $1,000,000 in cash will be fully earned, payable and non-refundable upon such date to the Backstop Lenders; provided, however, that to the extent (i) the Backstop Agreement is materially breached by any Backstop Lender (ii) the Backstop Agreement is terminated in connection with the Lockup Agreement having been terminated solely as a result of a breach thereof by any Backstop Lender in its capacity as a Designated Consenting Lender, or (iii) the Substantial Consummation Date does not occur other than as a result of the actions and/or inactions of the Debtors that are in breach of the Lockup Agreement, the Debtors will not be required to pay the Backstop Lenders the $1,000,000 cash fee. If (i) either the Budget Contingency is not satisfied or the Budget Contingency is satisfied but the Designated New Money Election is not made, (ii) the Partial New Money Investment Alternative is effectuated under the Plan, (iii) the Substantial Consummation Date occurs and (iv) the entire Working Capital Facility is made available as provided for in the Plan, $300,000 in cash will be fully earned, non-refundable and payable to the Backstop Lenders.

The proposed restructuring of Debtors will be implemented pursuant to the Plan, the material terms of which provide:

(Capitalized terms used in this subsection, but not defined herein, have the meaning assigned to them by the Plan or Backstop Commitment Agreement, as applicable.)

•	all existing equity interests of the Company will be cancelled, and such equity holders will receive nothing;

•
each holder of a First Priority Senior Secured Claim, which are claims (i) arising under the Senior Secured Credit Agreement (also referred to in this Quarterly Report on Form 10-Q as the “Credit Agreement”)  for prepetition interest and fees, and (ii) with respect to the periodic payments due under the Swap Agreement and any interest accrued thereon, will receive in full and final satisfaction of such claim a portion of a new $50 million term loan (the Series A Term Loan) in principal amount equal to such First Priority Senior Secured Claim to be evidenced by a first lien credit agreement;

•
the Company, as it exists on and after the Substantial Consummation Date (Reorganized Riviera), will receive additional funding by way of a $20 Million term loan to be evidenced by a Series B Term Loan (the Designated New Money Investment), subject to an affirmative election being made by Reorganized Riviera within a certain time period and various other conditions, and a $10 million working capital facility (the Working Capital Facility);

•
on the Substantial Consummation Date, holders of the Senior Secured Claims will receive: (i) a portion of the Series A Term Loan in a principal amount up to such holder’s pro rata share of the Series A Term Loan less the portion of the Series A Term Loan received by holders of the First Priority Senior Secured Claims; and (ii) such holder’s pro rata share of 80% of the new limited-voting common stock to be issued by Reorganized Riviera pursuant to the Plan (the Class B Shares);

•
if only the $10 million Working Capital Facility is made available, holders of Senior Secured Claims who so elect to fund their pro rata share of the $10 million Working Capital Facility will receive: (i) notes evidencing revolving credit loans outstanding at any time under the Working Capital Facility; and (ii) 7% of the Class B Shares to be issued by Reorganized Riviera;

•
if only the $10 million Working Capital Credit Facility is made available, the Senior Secured Claims will be cancelled and holders of the Senior Secured Claims will receive in addition to the consideration described above their pro rata share of an additional 13% of the Class B Shares;

•
if both the $10 million Working Capital Facility is made available and the Designated New Money Investment is effectuated, holders of Senior Secured Claims participating in making the Series B Term Loan and the loans under the Working Capital Credit Facility will receive: (i) a pro rata share of the Series B Term Loan; and (ii) 15% of the Class B Shares to be issued by Reorganized Riviera, subject to dilution;

•
holders of allowed general unsecured claims, other than with respect to any deficiency claims of holders of Senior Secured Claims, will receive in full and final satisfaction of such claim, payment in full thereof, but in no event will the total payment to holders of allowed general unsecured claims exceed $3,000,000; if such total payment would exceed $3,000,000, the holders of allowed general unsecured claims will instead receive their pro rata share of $3,000,000 in full satisfaction of their allowed general unsecured claims;

•	the receipt by Riviera Voteco, L.L.C. (Voteco) of 100% of new fully-voting common stock to be issued by Reorganized Riviera pursuant to the Plan; and

•
the membership interests of Voteco (the “Voteco Interests”) will be issued as follows: (i) if the Total New Money Alternative is effectuated, (A) 80.00% of the Voteco Interests ratably to those holders of the Senior Secured Claims or their designees, as applicable, (B) 15.0% of the Voteco Interests ratably to those holders of Senior Secured Claims (including the Backstop Lenders) electing to participate in the New Money Investment or their designees, as applicable, and (C) 5.0% of the Voteco Interests ratably to the Backstop Lenders in accordance with the Backstop Commitment Agreement or their designees, as applicable; or (ii) if the Partial New Money Investment Alternative is effectuated, (A) 93.0% of the Voteco Interests ratably to holders of the Senior Secured Claims or their designees, as applicable, and (B) 7.0% of the Voteco Interests ratably to holders of Senior Secured Claims (including, the Backstop Lenders) electing to participate in the New Money Investment; provided however, the above distributions are subject to such Persons first obtaining all applicable licensing from Gaming Authorities.

During the Chapter 11 process, the Company, under the direction of the its existing management team, plans to continue to manage its properties and operate its business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Title 11 of the United States Bankruptcy Code.  The Company anticipates that it will continue to pay employees and vendors, and honor customer deposits and commitments without interruption or delay.  However, the Company’s management strongly believes that any recovery for equity holders in the Chapter 11 process is highly unlikely, and under the terms of the Lock-Up Agreement, the equity holders’ interests in the Company will be cancelled and will receive no distributions.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities should an asset liquidation occur. The Plan, Lock-Up Agreement and Backstop Agreement are included as Exhibits to the July 14th 8-K.

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

As a result of the economic factors and the defaults on the Credit Facility, there is substantial doubt about our ability to continue as a going concern absent a debt restructuring under the Chapter 11 Cases.

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes.  Consequently, we have no off-balance sheet arrangements.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2009.  For a further discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.  There were no newly identified significant changes during the six months ended June 30, 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Forward-Looking Statements

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”).  Forward looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections.  We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue.  These forward looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates.  Although we believe that our forward looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations.  You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.  Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	the effect of the July 12, 2010 voluntary filing in the Bankruptcy Court for reorganization of our business (see Note 1 above);

•	the effect of the Bankruptcy Court not confirming or the requisite lenders not voting to approve the Plan (see Note 1 above);

•	the effect of a breach in the Cash Collateral Stipulation (see Note 1 above);

•	the effect of the Bankruptcy Court not approving the Disclosure Statement or Backstop Agreement

•	the effect of the Credit Defaults (see Note 4 above);

•	the effect of the delisting from the NYSE AMEX;

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

•
competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions, and, specifically, the approval of an initiative that would allow slot machines in Colorado race tracks;

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

•
the consequences of the wars in Iraq and Afghanistan and other military conflicts in the Middle East, concerns about homeland security and any future security alerts or terrorist attacks such as the attacks that occurred on September 11, 2001;

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On July 12, 2010, RHC and its ROC and RBH subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada for reorganization of their business and to have the Chapter 11 Cases jointly administered.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Bankruptcy Proceedings.”

On February 23, 2010, an individual commenced an action in the District Court of Clark County, Nevada, against the Company and one other defendant.   The action stems from the death of a guest on February 24, 2008 in a Las Vegas hospital.  The complaint (“Complaint”) alleges, among other things, that the Company negligently hired and supervised its then employee and failed to seek necessary medical assistance for the decedent.  The plaintiff is seeking monetary damages in connection with this matter.  We do not believe that the outcome of this action will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

We are also party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino.  We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.  Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Risk Factors Specifically Related to our Current Reorganization cases under Chapter 11 of the U.S. Bankruptcy Code

On July 12, 2010 (the Petition Date), RHC, RBH and ROC (collectively the Debtors) filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada (the Bankruptcy Court) for reorganization of its business and to have the Chapter 11 cases (the Chapter 11 Cases) jointly administered, as disclosed on a Form 8-K filed with the SEC on July 14, 2010.  On the Petition Date and prior to the commencement of the Chapter 11 Cases, the Company entered into a restructuring and lock-up letter agreement (the Lock-Up Agreement) with holders (the Consenting Lenders), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under Debtors’ credit and fixed rate swap agreements which are described in detail in Note 4 below.  Pursuant to the Lock-Up Agreement, the Consenting Lenders are contractually obligated to support the restructuring of the Debtors in accordance with the Debtors’ Joint Plan of Reorganization (the Plan).  Moreover, the Lock-Up Agreement contractually obligates the parties to move forward with the Plan for each of the Debtors.  The Plan is subject to approval by the requisite classes of creditors entitled to vote on the Plan and confirmation by the Bankruptcy Court.  There is no assurance that the Plan will be approved by the requisite classes of creditors, confirmed by the Bankruptcy Court or that the requisite regulatory and other governmental approvals will be obtained.  If the Plan is not approved or confirmed, the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

During the Chapter 11 Cases, our operations are subject to the risks and uncertainties associated with bankruptcy including, but not limited to, the following:

•	The Chapter 11 Cases may adversely affect our business prospects and/or our ability to operate during the reorganization.

•
The Chapter 11 Cases and expected difficulties of operating our properties while attempting to reorganize the business in bankruptcy may make it more difficult to maintain and promote our properties and attract customers to our properties.

•	The Chapter 11 Cases may cause our vendors and service providers to require stricter terms and conditions.

•	The Chapter 11 Cases may adversely affect our ability to maintain our gaming licenses in the jurisdictions in which we operate.

•	The Chapter 11 Cases may adversely affect our ability to maintain, expand, develop and remodel our properties.

•
Transactions by the us outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	We may not be able to obtain Bankruptcy Court approval or such approval may be delayed with respect to actions we seek to undertake in the Chapter 11 Cases.

•
We may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees.  In addition, so long as the Chapter 11 Cases continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.

•
There can be no assurances as to our ability to maintain sufficient funds to meet future obligations.  We are currently sustaining ourselves with cash flow from operations.  If we are required to obtain a debtor in possession, or DIP, financing, we have may be unable to obtain such financing and if obtained, may not be able to operate pursuant to the terms.  The challenges of obtaining DIP financing are exacerbated by adverse conditions in the general economy and the tightening in the credit markets.

•
There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate the Plan with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and the Company’s creditors and other parties in interest.  Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate the Plan or to appoint a Chapter 11 Trustee, or to convert the cases to Chapter 7 cases.

Even assuming a successful emergence from Chapter 11, there can be no assurance as to the overall long-term viability of our reorganized company.

The uncertainty regarding the eventual outcome of our Chapter 11 Cases and the effect of other unknown adverse factors could threaten our existence as a going concern.

 We are currently operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and our continuation as a going concern is contingent upon, among other things, obtaining Bankruptcy Court approval of a reorganization plan, maintaining our gaming licenses, complying with the terms of existing and future loan agreements, returning to profitability, generating sufficient cash flows from operations, obtaining financing sources to meet future obligations, maintaining the support of key vendors and customers and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control.  Further, it is uncertain whether we will lose valuable contracts in the process of the Chapter 11 Cases.

The condensed consolidated financial statements of Riviera Holdings Corporation contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  However, the report of our independent registered public accounting firm on the financial statements of Riviera Holdings Corporation as of and for the year ended December 31, 2009 includes an explanatory paragraph describing the existence of substantial doubt about the ability of the Company to continue as a going concern.  This report, as well as our uncertain ability to pay our debt service obligations, may adversely impact our ability to attract customers to our properties, attract and retain key executive employees and maintain and promote our properties which could materially adversely affect our results of operations.

Item 3.	Defaults Upon Senior Securities

See Note 4 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 6.	Exhibits

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

Date: August 16, 2010

Exhibits

Exhibits:
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