Form 10-Q
period 2010-09-30
RIVIERA HOLDINGS CORP
filed 2010-11-12
CIK 899647

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

As of November 12, 2010, there were 12,447,555 shares of Common Stock, $.001 par value per share, outstanding.

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

The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for the entire year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

RIVIERA HOLDINGS CORPORATION

(Debtor and Debtor-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,001	$19,056
Restricted cash	272	2,772
Accounts receivable-net of allowances of $265 and $239, respectively	1,694	2,063
Inventories	615	571
Prepaid expenses and other assets	3,222	2,940
Total current assets	31,804	27,402

PROPERTY AND EQUIPMENT-net	161,641	168,967
OTHER ASSETS-net	1,544	2,581
TOTAL	$194,989	$198,950

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$44	$227,544
Current portion of fair value of interest rate swap liabilities	-	22,148
Accounts payable	7,211	5,413
Accrued interest	-	17,825
Accrued expenses	9,881	8,979
Total current liabilities	17,136	281,909
CAPITAL LEASES-net of current portion	82	114
Total liabilities not subject to compromise	17,218	282,023
Liabilities subject to compromise	276,367	-
Total liabilities	293,585	282,023

COMMITMENTS and CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIENCY:
Common stock ($.001 par value; 60,000,000 shares authorized, 17,115,624 and 17,141,124 shares issued at September 30, 2010 and December 31, 2009, respectively, and 12,447,555 and 12,473,055 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	17	17
Additional paid-in capital	20,502	20,399
Treasury stock (4,668,069 shares at September 30, 2010 and
December 31, 2009)	(9,635)	(9,635)
Accumulated deficit	(109,480)	(93,854)
Total stockholders' deficiency	(98,596)	(83,073)
TOTAL	$194,989	$198,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

(Debtor and Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Casino	$17,425	$21,437	$57,132	$63,501
Rooms	8,188	8,668	25,153	27,677
Food and beverage	4,440	6,184	15,272	17,959
Entertainment	1,160	2,554	2,967	6,511
Other	1,061	1,346	3,287	4,294
Total revenues	32,274	40,189	103,811	119,942
Less-promotional allowances	(4,058)	(5,557)	(12,446)	(16,011)
Net revenues	28,216	34,632	91,365	103,931

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	9,926	11,671	30,547	33,411
Rooms	4,885	4,800	14,076	14,484
Food and beverage	3,471	4,249	10,969	12,042
Entertainment	615	813	1,753	2,613
Other	284	297	852	891
Other operating expenses:
Share-based compensation	8	153	103	425
Other general and administrative	9,712	9,497	26,775	26,883
Restructuring fees	228	569	1,245	2,106
Depreciation and amortization	3,347	3,590	10,180	11,300
Total costs and expenses	32,476	35,639	96,500	104,155
LOSS FROM OPERATIONS	(4,260)	(1,007)	(5,135)	(224)

OTHER EXPENSE:
Change in value of derivative instrument	-	-	-	(5,320)
Gain on extinguishment of debt	-	-	-	146
Interest expense-net (contractual interest expense for the three and nine months ended September 30, 2010 was $1,198 and $9,056, respectively)	(458)	(3,666)	(8,316)	(13,815)
Total other expense	(458)	(3,666)	(8,316)	(18,989)
LOSS BEFORE REORGANIZATION ITEMS	(4,718)	(4,673)	(13,451)	(19,213)
Reorganization items	(2,175)	-	(2,175)	-
NET LOSS	$(6,893)	$(4,673)	$(15,626)	$(19,213)

NET LOSS PER SHARE DATA:
Basic	$(0.55)	$(0.38)	$(1.25)	$(1.54)
Diluted	$(0.55)	$(0.38)	$(1.25)	$(1.54)
Weighted-average common shares outstanding	12,448	12,340	12,456	12,480
Weighted-average common and common equivalent shares	12,448	12,340	12,456	12,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

(Debtor and Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(15,626)	$(19,213)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,180	11,543
Provision for bad debts	26	(29)
Stock based compensation-restricted stock	67	358
Stock based compensation-stock options	36	67
Change in value of derivative instrument	-	5,320
Gain on extinguishment of debt	-	(146)
Reorganization items	2,175	-
Changes in operating assets and liabilities:
Accounts receivable	344	513
Inventories	(44)	228
Prepaid expenses and other assets	43	(420)
Accounts payable	2,236	(1,722)
Accrued interest	8,159	13,558
Accrued expenses	903	506
Obligation to officers	-	(775)
Net cash provided by operating activities before reorganization items	8,499	9,788
Net cash used for reorganization items	(1,322)	-
Net cash provided by operating activities	7,177	9,788

INVESTING ACTIVITIES:
Capital expenditures-Las Vegas	(2,364)	(408)
Capital expenditures-Black Hawk	(336)	(1,565)
Release of restricted cash	2,500	-
Net cash used in investing activities	(200)	(1,973)

FINANCING ACTIVITIES:
Payments on capitalized leases	(32)	(32)

INCREASE IN CASH AND CASH EQUIVALENTS	6,945	7,783
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	19,056	13,461
CASH AND CASH EQUIVALENTS-END OF PERIOD	$26,001	$21,244

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property acquired with debt and accounts payable	$295	$480
Cash paid for interest	$49	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Recent Developments

Bankruptcy Proceedings

On July 12, 2010 (the “Petition Date”), RHC, RBH and ROC (collectively the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for reorganization of its business and to have the Chapter 11 cases (the “Chapter 11 Cases”) jointly administered, as disclosed in a Form 8-K filed with the SEC on July 14, 2010 (the “July 14th 8-K”).

A webpage has been established which provides access to all pleadings filed in the Chapter 11 Cases.  The web address is http://www.gardencitygroup.com/cases/riviera.

On the Petition Date and prior to the commencement of the Chapter 11 Cases, the Company entered into a restructuring and lock-up letter agreement (the “Lock-Up Agreement”) with holders (the “Consenting Lenders”), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under the Company’s credit and fixed rate swap agreements which are described in detail in Note 4 below.  Pursuant to the Lock-Up Agreement, the Consenting Lenders are contractually obligated to support the restructuring of the Company in accordance with the Debtor’s Joint Plan of Reorganization (as amended, the “Plan of Reorganization”) together with the proposed disclosure statement (as amended, the “Disclosure Statement”), which supports the Plan of Reorganization.  Moreover, the Lock-Up Agreement contractually obligates the parties to move forward with the Plan of Reorganization for each of the Debtors.  The original Joint Plan of Reorganization, together with the Disclosure Statement, was filed with the Bankruptcy Court on the Petition Date.  The First Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ First Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 7, 2010 and the Second Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ Second Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 17, 2010.

On the Petition Date, the Debtors filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered.  On July 15, 2010, the Bankruptcy Court granted the motions.  The Debtors also filed with the Bankruptcy Court on the Petition Date a stipulation authorizing the use of cash collateral and granting adequate protection (the “Cash Collateral Stipulation”).  Under the Cash Collateral Stipulation, the Debtors, the administrative agent and the signatories to the Lock-up Agreement agreed that all disputes between the administrative agent, Consenting Lenders and the Debtors regarding Debtors’ cash on hand and operating cash flows and the use thereof as provided for by Section 363 of the Bankruptcy Court are reserved.  Furthermore, Debtors may use their operating cash flows and cash on hand to fund their operations and capital expenditure needs during the period commencing on the approval of the Cash Collateral Stipulation by the Bankruptcy Court and ending on the date the Plan of Reorganization is substantially consummated (the “Substantial Consummation Date”) in accordance with the 13 week budget which accompanies the Cash Collateral Stipulation and is updated for each 13 week period until the Substantial Consummation Date.  The Cash Collateral Stipulation was approved by the Bankruptcy Court on an emergency basis on July 15, 2010 and was approved on a final basis on August 5, 2010 provided that subject to Bankruptcy Court order payments made to professionals retained by either the holders of or the administrative agent of the Debtors credit and fixed rate swap agreement as adequate protection may be re-characterized as principal reductions against the credit and fixed rate swap obligations.

Pursuant to the approved Cash Collateral Stipulation, the Company is funding existing operations and capital needs during the reorganization period from operating cash flows and cash on hand.  There can be no assurances that the Company will have the ability to maintain sufficient funds to meet future obligations or abide the requirements outlined in the Cash Collateral Stipulation.  As a result, the Company may be required to obtain debtor in possession, or DIP, financing, which may be unavailable or only available on terms that are prohibitive.  The challenges of obtaining DIP financing are exacerbated by adverse conditions in the general economy and the credit markets.

During the Chapter 11 Cases, the Debtors, under the direction of the Company’s existing management team, continue to manage their properties and operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Title 11 of the United States Bankruptcy Code.  The Debtors anticipate that they will continue to pay employees and vendors, and honor customer deposits and commitments without interruption or delay through the Substantial Consummation Date of the Plan of Reorganization.

On the Petition Date, in connection with the Lock-Up Agreement, the Debtors and Backstop Lenders executed a Backstop Commitment Agreement (as amended, the “Backstop Agreement”) to provide assurance that the Designated New Money Investment will be funded in the aggregate amount of $20 million and the Working Capital Facility will be committed in the aggregate principal amount of $10 million. The Backstop Agreement provides that the Backstop Lenders have committed to fund their pro rata share of the Designated New Money Investment and pro rata share of the Working Capital Facility, and, further, to backstop an additional percentage of the Designated New Money Investment and Working Capital Facility as specified therein to the extent that any Senior Secured Lender (other than a Backstop Lender) elects not to participate according to its full pro rata share in funding the Designated New Money Investment and Working Capital Facility.  The original Backstop Agreement was filed with the Bankruptcy Court on the Petition Date.  The First Amended Backstop Agreement was filed with the Bankruptcy Court on September 14, 2010 and the Second Amended Backstop Agreement was filed with the Bankruptcy Court on October 28, 2010.

Additionally, the Backstop Agreement provides for the payment of commitment fees by Debtors, as more fully described in the Backstop Agreement.  If (i) the Budget Contingency is satisfied, (ii) the Total New Money Investment Alternative is effectuated under the Plan of Reorganization, (iii) the Substantial Consummation Date occurs and (iv) the Series B Term Loan is fully funded and the entire Working Capital Facility is made available as provided for in the Plan of Reorganization, 5.0% of the Class B Shares (subject to dilution only under those certain conditions specified in the Plan of Reorganization) will be fully earned, payable and non-refundable to the Backstop Lenders. If the Budget Contingency is satisfied, but either the Backstop Agreement is terminated pursuant to its terms or the Substantial Consummation Date does not occur, $1,000,000 in cash will be fully earned, payable and non-refundable upon such date to the Backstop Lenders; provided, however, that to the extent (i) the Backstop Agreement is materially breached by any Backstop Lender (ii) the Backstop Agreement is terminated in connection with the Lockup Agreement having been terminated solely as a result of a breach thereof by any Backstop Lender in its capacity as a Designated Consenting Lender, or (iii) the Substantial Consummation Date does not occur other than as a result of the actions and/or inactions of the Debtors that are in breach of the Lockup Agreement, the Debtors will not be required to pay the Backstop Lenders the $1,000,000 cash fee. If (i) either the Budget Contingency is not satisfied or the Budget Contingency is satisfied but the Designated New Money Election is not made, (ii) the Partial New Money Investment Alternative is effectuated under the Plan of Reorganization, (iii) the Substantial Consummation Date occurs and (iv) the entire Working Capital Facility is made available as provided for in the Plan of Reorganization, $300,000 in cash will be fully earned, non-refundable and payable to the Backstop Lenders.  The Budget Contingency was satisfied on October 21, 2010.

On September 21, 2010, the Bankruptcy Court found that the Disclosure Statement as modified to reflect changes, if any, made or ordered on the record contained “adequate information” within the meaning of Section 1125 of the Bankruptcy Code.  The Bankruptcy Court set a hearing to consider confirmation of the Plan of Reorganization for November 8, 2010 (the "Confirmation Hearing"). Subsequently, ballots along with the Disclosure Statement and Plan of Reorganization were distributed to classes of creditors entitled to vote on the Plan of Reorganization.  At the Confirmation Hearing, the Bankruptcy Court concluded that the Plan of Reorganization, as modified at the Confirmation Hearing, met the requirements for confirmation, including that the requisite classes of creditors voted in favor of the Plan of Reorganization, and confirmed the Plan of Reorganization, as modified at the Confirmation Hearing.  The entry of a formal order by the Bankruptcy Court confirming the Plan of Reorganization, as modified at the Confirmation Hearing, is pending before the Bankruptcy Court.  Before the Plan of Reorganization can be substantially consummated, various regulatory and third party approvals must be obtained.  There is no assurance that all regulatory and third party approvals will be obtained.  If the Plan of Reorganization is not substantially consummated: (a) the Plan of Reorganization will be deemed null and void and the Company will then seek to reorganize pursuant to a different plan which will need to meet the confirmation standards of the Bankruptcy Code; (b) the Lockup Agreement will no longer be in effect; and (c) the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

The material terms of the confirmed Plan of Reorganization include the following:

(Capitalized terms used in this subsection, but not defined herein, have the meaning assigned to them by the Plan of Reorganization or the Backstop Agreement, as applicable.)

•	all existing Equity Interests of the Company will be cancelled, and such Equity Interest holders will receive nothing;

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

•
on the Substantial Consummation Date, holders of the Senior Secured Claims will receive: (i) a portion of the Series A Term Loan in a principal amount up to such holder’s pro rata share of the Series A Term Loan less the portion of the Series A Term Loan received by holders of the First Priority Senior Secured Claims; and (ii) such holder’s pro rata share of 80% of the new limited-voting common stock to be issued by Reorganized Riviera pursuant to the Plan of Reorganization (the “Class B Shares”);

•
since both the $10 million Working Capital Facility will be made available and the Designated New Money Investment will be effectuated, holders of Senior Secured Claims participating in making the Series B Term Loan and the loans under the Working Capital Credit Facility will receive: (i) a pro rata share of the Series B Term Loan; and (ii) 15% of the Class B Shares to be issued by Reorganized Riviera, subject to dilution;

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

•	the receipt by Riviera Voteco, L.L.C. (“Voteco”) of 100% of new fully-voting common stock to be issued by Reorganized Riviera pursuant to the Plan of Reorganization;

•
the membership interests of Voteco (the “Voteco Interests”) will be issued as follows: (i) 80.00% of the Voteco Interests ratably to those holders of the Senior Secured Claims or their designees, as applicable, (ii) 15.0% of the Voteco Interests ratably to those holders of Senior Secured Claims (including the Backstop Lenders) electing to participate in the New Money Investment or their designees, as applicable, and (iii) 5.0% of the Voteco Interests ratably to the Backstop Lenders in accordance with the Backstop Commitment Agreement or their designees, as applicable; provided however, the above distributions are subject to such persons first obtaining all applicable licensing from Gaming Authorities; and

•	for approval of the Backstop Agreement.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities should an asset liquidation occur. The original Joint Plan of Reorganization, Lock-Up Agreement and Backstop Agreement are filed as Exhibits to the July 14th 8-K.  The Second Amended Joint Plan of Reorganization and Amendment No. 1 to the Backstop Agreement are filed as Exhibits to this Quarterly Report on Form 10-Q.

Going Concern

The accompanying unaudited condensed consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.  The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm the Plan of Reorganization and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

We intend to maintain business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, our Plan of Reorganization.  The continuation of the Chapter 11 Case, particularly if the Plan of Reorganization is not timely consummated, could further adversely affect our operations.

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

Earnings Per Share

Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance.  We calculate the effect of dilutive securities using the treasury stock method.  As of September 30, 2010 and 2009, our potentially dilutive share based awards consisted of grants of stock options.

For the three and nine months ended September 30, 2010 and 2009, we recorded net losses. Accordingly, the potential dilution from the assumed exercise of stock options is zero (anti-dilutive).  As a result, basic earnings per share were equal to diluted earnings per share for the three and nine months ended September 30, 2010 and 2009.

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

Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of the reversal of future temporary differences.  As a result, we have concluded that it is more likely than not that the net deferred tax assets will not be realized and thus have provided an allowance against our entire net deferred tax asset balance.  The valuation allowance results in an effective tax rate equal to 0% for each of the three and nine months ended September 30, 2010 and 2009, respectively.

The Company has not recorded a reserve for uncertain tax positions and does not anticipate that this will change over the next twelve months.  Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate.    The statute of limitations varies by jurisdiction.  Generally, because the Company has losses from prior years, the statute of limitations remains open until the statute of limitations for the tax year in which the losses are utilized expires.

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

Restricted Cash

$2.5 million in cash was held as a certificate of deposit for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for Workers Compensation.   On May 11, 2010, the State of Nevada Workers Compensation Division issued a letter informing the Company that the division had released all interest in the aforementioned cash.  As a result, the $2.5 million in cash was reclassified to cash and cash equivalents effective May 11, 2010.  As of September 30, 2010, a security deposit in the amount of $272,000 remains held for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for workers compensation.

Interest Rate Swaps – Subject to Compromise

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

On July 28, 2009, the Company received an early termination notice which claims a termination amount due and payable under the swap agreement equal to $22.1 million plus $4.4 million in accrued interest.  As of September 30, 2010, the Company reflects a $27.8 million liability related to the interest rate swap which includes $5.7 million in accrued interest ($5.7 million in accrued interest includes $1.3 million in accrued default interest).  The Company determined the interest rate swap did not meet the requirements to qualify for hedge accounting.  As a result, the Company recorded losses of $5.3 million as a result of change in value of derivative instruments during the nine months ended September 30, 2009.  No change in fair value of our derivative instrument was recorded during the three and nine months ended September 30, 2010 due to the early termination notice referenced above.

As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.  The Company accrued default interest on the overdue amounts through the Petition Date (see Note 5 below).

Accounting for Reorganization

Accounting Standards Codification (“ASC”) Topic 852, Reorganizations provides accounting guidance for financial reporting by entities in reorganization under the bankruptcy code including companies in chapter 11, and generally does not change the manner in which financial statement are prepared.  However, ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations beginning in the quarter ending September 30, 2010.  ASC Topic 852 also requires that the balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post petition liabilities and requires that cash used for reorganization items must be disclosed separately in the statement of cash flows.  The Company adopted the ASC Topic 852 on July 12, 2010 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Restructuring Costs

Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to the Petition Date, including preparation of the bankruptcy filing.  During the three and nine months ended September 30, 2010, the Company incurred restructuring fees of $0.2 million and $1.2 million, respectively, and during the three and nine months ended September 30, 2009, the Company incurred restructuring fees of $0.6 million and $2.1 million, respectively.

Reorganization Items

Reorganization items are comprised of expenses incurred after the Petition Date.  Reorganization items include legal, advisory and trustee fees incurred in connection with the Chapter 11 cases.  During the quarter ended September 30, 2010, the Company incurred reorganization items expense of $2.2 million.  The Petition Date was July 12, 2010.  Therefore, no reorganization items expense was recorded in the prior periods.

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

In April 2010, the FASB issued guidance on accruing for jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or a portion thereof) before a jackpot is won if an entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted the guidance during the three months ended June 30, 2010. The adoption of this guidance had no impact on the financial statements included herein.

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

In accordance with ASC Topic 852, the unamortized deferred loan fee balance as of the Petition Date was written-off to reorganization items.  The unamortized deferred loan fee balance as of the Petition Date was $853,000.  Prior to the Petition Date, the Company included deferred loan fees in other assets and amortized these fees over the term of the loan using a method approximating the effective interest rate method.

4.	LONG TERM DEBT AND COMMITMENTS

The Credit Facility – Subject to Compromise

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

The Credit Facility includes a $225 million seven-year term loan (“Term Loan”) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein.  The Credit Facility also includes a $20 million five-year revolving credit facility (“Revolving Credit Facility”) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolving Credit Facility commitment from $20 million to $3 million.  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans.  The rate for the Term Loan and Revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the “Swap Agreement”) that became effective June 29, 2007 that the Company entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement).  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $186.5 million as of September 30, 2010.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

RHC used substantially all of the proceeds of the Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the “Indenture”), with The Bank of New York as trustee (the “Trustee”), governing the Senior Secured Notes issued by the Company on June 26, 2002 (the ”11% Notes”).  On June 8, 2007, RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

Prior to the 2009 Credit Defaults, the interest rate on loans under the Revolving Credit Facility depended on whether they were in the form of revolving loans or swingline loans (“Swingline Loans”).  Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elected to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.  As a result of the 2009 Credit Defaults, the Company no longer has the option to request the LIBOR Rate loans.

As of September 30, 2010, the Company had $2.5 million outstanding against the Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

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

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest.  Consequently, we elected not to make these payments during 2009 and for the nine months ended September 30, 2010.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

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

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which included $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of September 30, 2010, our Term Loan and Revolving Credit Facility bear interest at approximately 6.25%.  As of September 30, 2010, the interest rate swap liability was $22.1 million which equals the mark to market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.   Additionally, accrued interest as of September 30, 2010 included $5.7 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination plus $1.3 million in default interest pursuant to the Swap Agreement termination.

Bankruptcy Proceedings

On July 12, 2010, the RHC and its ROC and RBH subsidiaries filed voluntary petitions in the Bankruptcy Court for reorganization of their business (see Note 1, “Bankruptcy Proceedings”).  The bankruptcy filings constitute an event of default under the Credit Facility and obligations arising under the Credit Agreement are automatically accelerated and all other amounts due become immediately due and payable.  Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Bankruptcy Court.  In accordance with ASC Topic 852, the Credit Facility and obligations arising under the Credit Agreement are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of September 30, 2010 and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts.  Also, in accordance with ASC Topic 852, interest expense is recognized only to the extent it will be paid during the bankruptcy proceedings or that it will be an allowed claim.  As a result, the Company accrued interest on the Credit Facility and interest rate swap through the Petition Date.  No interest was accrued on the Credit Facility or the interest rate swap after the Petition Date.

Special Improvement District Bonds

In 2000, the Company incurred debt totaling $1.2 million associated with Special Improvement District Bonds issued by the City of Black Hawk, Colorado for road improvements and other infrastructure projects benefiting Riviera Black Hawk and neighboring casinos.  The remaining balance of the debt was $146,000 at December 31, 2008 and this amount was forgiven by the City of Black Hawk in February 2009.  As a result, the $146,000 was recorded as a gain on extinguishment of debt during the nine months ended September 30, 2009.

Guarantor Information

The Credit Facility is guaranteed by the Subsidiaries, which are all of the restricted subsidiaries.  These guaranties are full, unconditional, and joint and several.  RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to the financial position or results of operations, are not guarantors of the Credit Facility.

5.	LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consists of the following;

As of September 30,
(Dollars in thousands)	2010

Term Loan	$225,000
Revolving Credit Facility	2,500
Interest Rate Swap	22,148
Accrued Interest	25,985
Accounts Payable	734

Total Liabilities Subject to Compromise	$276,367

Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Bankruptcy Court.  In accordance with ASC Topic 852, these liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of September 30, 2010 and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts.  Adjustments to the claims may result from negotiations, payments authorized by the Bankruptcy Court, interest accruals, or other events.  It is anticipated that such adjustments, if any, could be material.  Liabilities subject to compromise are classified separately from long-term obligations and current liabilities in the accompanying condensed consolidated balance sheets.

In accordance with ASC Topic 852, interest expense is recognized only to the extent it will be paid during the bankruptcy proceedings or that it will be an allowed claim.  As a result, the Company accrued interest on the Credit Facility and interest rate swap through the Petition Date.  No interest was accrued on the Credit Facility or the interest rate swap after the Petition Date.

 6.           SHARE-BASED PAYMENTS

The Company expensed $8,000 and $36,000 for options for the three and nine months ended September 30, 2010, respectively, and $11,000 and $67,000 for the three and nine months ended September 30, 2009.  The Company estimates the fair value of each director or employee option grant on the date of the grant using the Black-Scholes option pricing model.  The Company recognizes the fair value of option grants as share-based compensation expense in conjunction with the option vesting period.

Additionally, the Company expensed $67,000 for restricted stock during the nine months ended September 30, 2010 and $142,000 and $358,000 during the three and nine months ended September 30, 2009, respectively.  The Company recorded no restricted stock during the three months ended September 30, 2010.  The restricted stock was issued to several key management team members and directors in 2005 and was recognized on a straight line basis over a five year vesting period.  The vesting period commenced on the issuance date and ending during the first quarter of 2010.  The activity for all stock options currently outstanding is as follows;

	Weighted Average		Aggregate
	Shares	Share Exercise Price	Remaining Life	Intrinsic Value
Outstanding as of December 31, 2009	216,000	$7.82
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding as of March 31, 2010	216,000	$7.82	5.23 years	$-0-
Options Granted	18,000	$0.28	10.0 years	$-0-
Options Exercised	-	-
Options Forfeited	(30,000)	$2.56	none	$-0-
Outstanding as of June 30, 2010	204,000	$7.93	3.76 years	$-0-
Options Granted	-	-
Options Exercised	-	-
Options Expired	-	-
Outstanding as of September, 2010	204,000	$7.93	3.42 years	$-0-
Exercisable September 30, 2010	150,000	$7.23	3.54 Years	$-0-

7.	FAIR VALUE MEASUREMENT

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

As of September 30, 2010, the Company had no assets or liabilities measured at fair value on a recurring basis.

On July 27, 2009, the Company received from Wachovia a Notice of Amount Due Following Early Termination of our interest rate swap agreement (see “Credit Defaults” within Note 4).  As a result, the mark to market interest rate swap liability was adjusted to $22.1 million which is the balance as of September 30, 2010 and reflects the amount due and payable on the Notice of Amount Due Following Early Termination.  In accordance with ASC Topic 852, the interest rate swap liability was classified as a liability subject to compromise in our condensed consolidated balance sheets as of September 30, 2010.

8.	COMMITMENTS AND CONTINGENCIES

Salary Continuation Agreements

45 key employees (excluding Robert Vannucci, Co-Chief Executive Officer) of RHC, ROC and RBH have salary continuation agreements effective through December 31, 2010.  The agreements entered into with 43 significant ROC and RBH employees entitles such employees to six months of base salary and health insurance benefits, subject to such employees’ duty to mitigate by obtaining similar employment elsewhere, in the event ROC or RBH, as applicable, terminated their employment without cause (a “Company Termination”) within 12 months after a change in control.  One ROC and one RBH employee are entitled to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change in control with no duty to mitigate.

In addition to the above, the Company entered into salary continuation agreements with Tullio J. Marchionne, RHC’s Secretary and General Counsel and ROC’s Secretary and Executive Vice President and Phillip B. Simons, RHC’s Treasurer and CFO and ROC’s Vice President of Finance which entitles each of them to 12 months of base salary and 24 months of health insurance benefits in the event of a Company Termination within 24 months after a change of control of RHC with no duty to mitigate.  As of September 30, 2010, the estimated total amount payable under all such agreements was approximately $2.9 million, which includes $443,000 in benefits.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax.  In July 2008, the Court denied the State’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of September 30, 2010, the Company had not recorded a receivable related to this matter.

Legal Proceedings and Related Events

On July 12, 2010, RHC and its ROC and RBH subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada for reorganization of their business and to have the Chapter 11 Cases jointly administered. See “Bankruptcy Proceedings” in Note 1 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for a full description of Bankruptcy Proceedings and material developments in connection therewith.

On February 23, 2010, an individual commenced an action in the District Court of Clark County, Nevada, against the Company and one other defendant.   The action stems from the death of a guest on February 24, 2008 in a Las Vegas hospital.  The complaint (“Complaint”) alleges, among other things, that the Company negligently hired and supervised its then employee and failed to seek necessary medical assistance for the decedent.  The plaintiff is seeking monetary damages in connection with this matter.  We will vigorously defend these allegations against the Company and do not believe that the outcome of this action will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net Revenues:
Riviera Las Vegas	$18,360	$22,629	$60,930	$71,995
Riviera Black Hawk	9,856	12,003	30,435	31,936
Total Net Revenues	$28,216	$34,632	$91,365	$103,931

Property EBITDA (1):
Riviera Las Vegas	$(1,698)	$1,599	$1,850	$8,467
Riviera Black Hawk	1,873	2,639	6,950	7,902

Other Costs and Expenses
Equity-based compensation	8	153	103	425
Other corporate expenses	852	933	2,407	2,762
Depreciation and amortization	3,347	3,590	10,180	11,300
Gain on extinguishment of debt	-	-	-	(146)
Restructuring fees	228	569	1,245	2,106
Interest Expense-net	458	3,666	8,316	13,815
Change in fair value of derivatives	-	-	-	5,320
Total Other Costs and Expenses	4,893	8,911	22,251	35,582
Loss Before Reorganization Items	(4,718)	(4,673)	(13,451)	(19,213)
Reorganization Items	(2,175)	-	(2,175)	-
Net Loss	$(6,893)	$(4,673)	$(15,626)	$(19,213)

	As of September, 2010	As of December 31, 2009
Total Assets
Las Vegas	$130,864	$133,403
Black Hawk	64,125	65,547
Total Consolidated Assets	$194,989	$198,950

Property and Equipment-net
Las Vegas	$104,232	$109,124
Black Hawk	57,409	59,843
Total Property and Equipment-net	$161,641	$168,967

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Capital Expenditures
Las Vegas	$2,496	$587
Black Hawk	499	1,866
Total Capital Expenditures	$2,995	$2,453

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

Riviera Las Vegas is comprised of a hotel with 2,075 guest rooms, a convention, meeting and banquet space totaling 160,000 square feet, a casino with approximately 825 slot machines and 38 gaming tables, a poker room, a race and sports book and various bars and restaurants.  Our capital expenditures for Riviera Las Vegas are primarily geared toward maintaining competitive slot machines in comparison to the market and maintaining the hotel rooms and amenities in sufficient condition to compete for customers in the convention and mature adult markets.  Room rental rates and slot revenues are the primary factors driving our operating margins.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  Income from operations does not include intercompany management fees.

	Third Quarter
(In Thousands)	2010	2009	Variance $	Variance %
Net Revenues:
Riviera Las Vegas	$18,360	$22,629	$(4,269)	(18.9)%
Riviera Black Hawk	9,856	12,003	(2,147)	(17.9)%
Total Net Revenues	$28,216	$34,632	$(6,416)	(18.5)%

Property (Loss) Income from Operations:
Riviera Las Vegas	(3,976)	(696)	(3,280)	(471.3)%
Riviera Black Hawk	804	1,344	(540)	(40.2)%
Total Property (Loss) Income from Operations	(3,172)	648	(3,820)	(589.5)%

Other Corporate Expenses:
Equity Compensation	(8)	(153)	145	94.8%
Other Corporate Expense	(852)	(933)	81	8.7%
Restructuring Fees	(228)	(569)	341	59.9%
Total Corporate Expenses	(1,088)	(1,655)	567	34.3%

Total Loss from Operations	$(4,260)	$(1,007)	$(3,253)	(323.0)%

Operating Margins (1)
Riviera Las Vegas	(21.7)%	(3.1)%		(18.6)%
Riviera Black Hawk	8.1%	11.2%		(3.1)%

(1)	Operating margins represent income from operations by property as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the three months ended September 30, 2010 were $18.4 million, a decrease of $4.2 million, or 18.9%, from $22.6 million for the comparable period in the prior year.

Casino revenues for the three months ended September 30, 2010 were $7.8 million, a decrease of $2.0 million, or 20.4%, from $9.8 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $6.3 million, a decrease of $1.5 million, or 18.9%, from $7.8 million and table game revenue was $1.3 million, a decrease of $0.5 million, or 26.4% from $1.8 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy and less walk-in customers due to reduced activity at the North end of the Las Vegas Strip.  Also, table game revenues decreased $0.2 million due to a lower hold percentage.  The table games hold percentage decreased from 21.1% to 18.5% for the three months ended September 30, 2010.  Slot machine win per unit per day for the three months ended September 30, 2010 was $84.38, a decrease of $1.11, or 1.3%, from $85.49 for the comparable period in the prior year.  There were 817 slot machines on the floor, on average, during the quarter ended September 30, 2010 compared with 994 slot machines on the floor, on average, during the same period in the prior year.  The slot machine hold percentage was 8.3% compared with 8.5% for the same period in the prior year.  To add excitement to the casino floor and capture more gaming revenues from hotel guests, we established a new table gaming pit with six table games and two stages for exotic pole dancers.  The exotic pole dancing commenced October 2010, with performances primarily on the weekends and in conjunction with expanded entertainment offerings in the Le Bistro Bar Lounge adjacent to the casino floor.

Room revenues for the three months ended September 30, 2010 were $8.2 million, a decrease of $0.5 million, or 5.5%, from $8.7 million for the comparable period in the prior year.  The decrease in room revenues was due to lower occupancy.  Hotel room occupancy percentage (based on available rooms) for the three months ended September 30, 2010 was 68.7%, a decrease of 5.0%, from 73.7% for the same period in the prior year.  7.4% of total hotel rooms were unavailable during the three months ended September 30, 2010 in comparison to 3.0% during the same period in the prior year.  Hotel room occupancy percentage (based on total rooms) for the three months ended September 30, 2010 was 76.1%, a decrease of 0.6%, from 76.7% for the same period in the prior year.

Average daily room rates, or ADR, were $60.26 for the three months ended September 30, 2010 compared with $59.51 for the same period in the prior year.  Leisure segment ADR increased $3.06, or 7.7%, to $42.74 from $39.68 for the same period in the prior year.  Convention segment ADR decreased $9.70, or 13.1%, to $64.22 from $73.92 for the same period in the prior year.  We have had to lower our convention ADR to retain convention business and remain competitive. Competition has increased in conjunction with the addition of new hotel rooms and additional convention space.  As a result, other properties have aggressively marketed convention groups that have traditionally held their functions at the Riviera Las Vegas.  We are evaluating and identifying possible new target markets and niches to offset eroding convention segment demand.  For the three months ended September 30, 2010, 61.5% of total occupied rooms were comprised of leisure segment rooms while 24.2% of total occupied rooms were comprised of convention segment occupancy.

Revenue per available room, or RevPar, was $45.86 for the three months ended September 30, 2010, an increase of $0.25, or 0.5%, from $45.61 for the comparable period in the prior year.  The increase in RevPar was due mostly to the decrease in the number of available rooms as described above.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.    Room revenues included $1.5 million in revenues related to hotel room nights offered to high-value guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the three months ended September 30, 2010 were $3.1 million, a decrease of $1.1 million, or 24.8%, from $4.2 million for the comparable period in the prior year.  The decrease was due to $0.8 million decrease in food revenues and $0.3 million decrease in beverage revenues.  There were 26.6% fewer food covers with a reduction in food covers in every food and beverage outlet in comparison to last year.  However, the average check increased 1.8% to $13.29.  Our food and beverage revenues declined as our new British Pub concessionaire that opened in June and our food court, which is now fully leased, competed against us.  Moreover, more hotel guests are driving to the property.  These guests are more likely to drive to another location to dine.  Beverage revenues decreased as a result of an 18.9% reduction in drinks served due to reduced casino patronage.  Food and beverage revenues include $0.9 million in revenues related to food and beverages offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the three months ended September 30, 2010 were $1.2 million, a decrease of $1.4 million, or 54.6%, from $2.6 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  Entertainment revenues include $0.6 million in revenues related to show tickets offered to high-value guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for the three months ended September 30, 2010 were $1.0 million, a decrease of $0.2 million, or 18.4%, from $1.2 million for the same period in the prior year.  Other revenues were higher in the prior year primarily due to a reclassification of $0.2 million in outstanding chip liability to other revenues.

Promotional allowances were $3.0 million and $3.8 million for the three months ended September 30, 2010 and 2009, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.  Promotional allowances decreased due to a concerted effort to reduce promotional costs and due to less complimentary offering redemptions.

Costs and Expenses

Costs and expenses for the three months ended September 30, 2010 were $22.3 million, a decrease of $1.0 million, or 4.2%, from $23.3 million for the comparable period in the prior year.

Casino costs and expenses for the three months ended September 30, 2010 were $4.5 million, a decrease of $0.7 million, or 13.1%, from $5.2 million for the comparable period in the prior year.  The decrease in casino expenses was primarily due to a $0.3 million decline in casino marketing and promotional costs, a $0.2 million reduction in slot and table games payroll and related costs and a $0.2 million reduction in gaming taxes as result of reduced casino revenues.  Casino marketing and promotional costs declined primarily due to less complimentary offering redemptions.

Room rental costs and expenses for the three months ended September 30, 2010 were $4.9 million, an increase of $0.1 million, or 1.8%, from $4.8 million for the comparable period in the prior year.  The increase was mostly due to increases in various miscellaneous room rental sales and operational costs and expenses and higher health insurance costs.

Food and Beverage costs and expenses for the three months ended September 30, 2010 were $3.1 million, a decrease of $0.6 million, or 16.3%, from $3.7 million for the comparable period in the prior year.  The decrease was primarily due to a $0.5 million reduction in food and beverage payroll and related costs to partially offset the $1.1 million decline in food and beverage revenues.

Entertainment department costs and expenses for the three months ended September 30, 2010 were $0.6 million, a decrease of $0.2 million, or 24.4%, from $0.8 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is due to a $0.4 million reduction in contractual payments to the entertainment producers as a result of less ticket sales due to the weak economy and the closure of select entertainment acts partially offset by increases in entertainment related payroll and related costs and other expenses.

General and administrative expenses for the three months ended September 30, 2010 were $6.6 million, an increase of $0.4 million, or 7.2%, from $6.2 million for the comparable period in the prior year.  The increase in other general and administrative expenses was due primarily to higher workers compensation claims reserves and higher health insurance costs.

Depreciation and amortization expenses for the three months ended September 30, 2010 were $2.4 million, a decrease of $0.2 million, or 4.8%, from $2.6 million for the comparable period in the prior year.  The decrease in depreciation and amortization expenses was due primarily to the full depreciation of select assets since the second quarter of 2009.

Loss from Operations

Loss from operations for the three months ended September 30, 2010 and 2009 was $4.0 and $0.7 million, respectively.  The increase in loss of $3.3 million was principally due to decreased net revenues that were not offset with equivalent reductions in costs and expenses.

Operating margin for the three months ended September 30, 2010 and 2009 was negative 21.7% and 3.1%, respectively.  Operating margins decreased primarily due to the $2.0 million decrease in high margin casino revenues and our inability to significantly reduce fixed administrative and operating costs and expenses.

Riviera Black Hawk

Revenues

Net revenues for the three months ended September 30, 2010 were $9.9 million, a decrease of $2.1 million, or 17.9%, from $12.0 million for the comparable period in the prior year.  The decrease was due primarily to a $2.0 million decrease in casino revenues to $9.6 million for the three months ended September 30, 2010 from $11.6 million for the same period in the prior year.  Casino revenues are comprised of revenues from slot machines and table games.

Slot machine revenues decreased $1.7 million, or 15.4%, to $9.2 million from $10.9 million for the comparable period in the prior year.  Table games revenues decreased $0.3 million to $0.4 million for the three months ended September 30, 2010.  As noted above, on July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced roulette gaming.  Casino revenues surged in the initial months after we implemented these changes.  Since the third quarter of 2009, consumer interest in the changes associated with the passage of Colorado Amendment 50 has waned and competition has increased.  As a result, slot machine and table gaming revenues declined for the third quarter ended September 30, 2010 in comparison to the same period in the prior year.

The Black Hawk market total slot machine wagering, or coin-in, declined 4.8% in comparison to the same period in the prior year.  Riviera Black Hawk slot machine coin-in declined 19.6% in comparison to the same period in the prior year.  Riviera Black Hawk’s market share of the Black Hawk Market total slot machine coin-in was 9.3% for the third quarter in comparison to 11.1% for the same period in the prior year.  Our market share eroded as our competitors utilized complimentary hotel stays and aggressive cash offers to entice customers to play at their facilities.  Ameristar Casinos Inc. (“Ameristar”) added a 536 guestroom hotel tower to its Black Hawk property.  The guestrooms were available starting fall 2009 and Ameristar has used the guestrooms as a tool to aggressively market their property.  Riviera Black Hawk’s slot machine coin-in declined $42.0 million, or 19.5%, to $172.7 million for the three months ended September 30, 2010 compared to $214.7 million for the same period in the prior year.  Our slot machine win per unit per day was $133.45 in comparison to $157.42 for the same period in the prior year.  There were 748 slot machines on the casino floor, on average, as of September 30, 2010 in comparison to 750 slot machines on the casino floor, on average, as of September 30, 2009.

Food and beverage revenues were $1.3 million and $2.0 million for each of the three months ended September 30, 2010 and 2009, respectively.  Food and beverage revenues are comprised primarily of revenues related to food and beverage offered to high-value guests on a complimentary basis.  Food and beverage revenues decreased $0.7 million during the three months ended September 30, 2010 primarily due to more stringent requirements for earning complimentary offerings and less customer volume resulting in less complimentary offering redemptions.  Food and beverage revenues for the three months ended September 30, 2010 included $1.1 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.

Promotional allowances were $1.1 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively.  Promotional allowances are comprised of food and beverage items provided on a complimentary basis to our high-value casino players.  Promotional allowances were lower due to reduced food and beverage complimentary offerings.

Costs and Expenses

Costs and expenses declined $1.6 million to $9.1 million for the three months ended September 30, 2010 in comparison to $10.7 million for the same period in the prior year.  The $1.6 million decline was due primarily to a $1.1 million decrease in casino costs and expenses and a $0.2 million decrease in food and beverage costs and expenses.

The $1.1 million decrease in casino cost and expenses was due to a $0.6 million marketing costs and expenses reduction, a $0.4 million gaming tax reduction in conjunction with less casino revenues and a $0.1 million reduction in casino payroll and related costs.  Marketing cost declined mostly due to a $0.4 million reduction in advertising costs.  Advertising costs were higher in the third quarter of 2009 as a result of advertising campaigns promoting the implementation of changes associated with the passage of Colorado Amendment 50 as described above.  The $0.2 million decrease in food and beverage costs and expenses was due to a reduction in variable costs correlating with the $0.7 million food and beverage revenue decrease described above.

Income from Operations

Income from operations for the three months ended September 30, 2010 was $0.8 million, a decrease of $0.5 million, or 40.3%, from $1.3 million for the same period in the prior year.  The decrease was due to lower total revenues with insufficient offsetting costs and expenses as described above.

Operating margins were 8.1% for the three months ended September 30, 2010 in comparison to 11.2% for the comparable period in the prior year. Operating margins declined primarily as a result of the $2.0 million decrease in casino revenues without correlating decreases in costs and expenses.

Consolidated Operations

Loss from Operations

Losses from operations for the three months ended September 30, 2010 and 2009 were $4.3 million and $1.0 million, respectively. The $3.3 million increase in loss was due primarily to the $3.3 million increase in loss from operations in Riviera Las Vegas and the $0.5 million decrease in income from operations in Riviera Black Hawk partially offset by a $0.3 million reduction in restructuring fees, a $0.1 million decrease in other corporate expenses and a $0.1 million reduction in equity compensation costs. The reduction in restructuring fees was due to timing differences associated with restructuring related activities, the decline in other corporate expenses was due primarily to lower payroll and related costs and the decrease in equity compensation costs was the result of the final amortization of the Company’s restricted stock plan during the first quarter of 2010.

Other Expense

Other expense was $0.5 million and $3.7 million for the three months ended September 30, 2010 and 2009, respectively. The $3.2 million reduction in other expense was due to a $3.2 million interest expense decline in comparison to the same period in the prior year. Interest expense declined due to fewer days accrued and lower interest rates. Interest expense was accrued for 12 days during the three months ended September 30, 2010 in comparison to 92 days during the same period in the prior year. In accordance with ASC Topic 852, interest expense is recognized only to the extent it will be paid during the bankruptcy proceedings or that it will be an allowed claim. As a result, we accrued interest on the Credit Facility and interest rate swap through the Petition Date of July 12, 2010. Interest rates were lower due to the termination of our swap fixed interest rate on July 27, 2009. Interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying interest rates which were lower than our swap fixed interest rate during the three months ended September 30, 2010.

Reorganization Items

Reorganization items are comprised of reorganization related expenses incurred after the Petition Date. Reorganization items include legal, advisory and trustee fees incurred in connection with the Chapter 11 cases. During the quarter ended September 30, 2010, we recorded reorganization items expense of $2.2 million for reorganization related expenses incurred after the Petition date which was July 12, 2010.

Net Loss

Net losses for the three months ended September 30, 2010 and 2009 were $6.9 million and $4.7 million, respectively. The $2.2 million additional net loss was due primarily to the $3.3 additional loss from operations plus the $2.2 million increase in reorganization items expense partially offset by the $3.2 million reduction in other expense.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Income from operations does not include intercompany management fees.

	Nine Months
(In Thousands)	2010	2009	Variance $	Variance %
Net Revenues:
Riviera Las Vegas	$60,930	$71,995	$(11,065)	(15.4)%
Riviera Black Hawk	30,435	31,936	(1,501)	(4.7)%
Total Net Revenues	$91,365	$103,931	$(12,566)	(12.1)%

Property (Loss) Income from Operations:
Riviera Las Vegas	(4,962)	891	(5,893)	(656.9)%
Riviera Black Hawk	3,582	4,178	(596)	(14.2)%
Total Property Income from Operations	(1,380)	5,069	(6,449)	(127.2)%

Other Corporate Expenses:
Equity Compensation	(103)	(425)	322	75.8%
Other Corporate Expense	(2,405)	(2,762)	357	12.9%
Restructuring Fees	(1,245)	(2,106)	861	40.9%
Total Corporate Expenses	(3,753)	(5,293)	1,540	29.1%

Total Loss from Operations	$(5,133)	$(224)	$(4,909)	(2191.5)%

Operating Margins (1)
Riviera Las Vegas	(8.1)%	1.2%		(9.3)%
Riviera Black Hawk	11.8%	13.1%		(1.3)%

(1)	Operating margins represent income from operations by property as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the nine months ended September 30, 2010 were $60.9 million, a decrease of $11.1 million, or 15.4%, from $72.0 million for the comparable period in the prior year.

Casino revenues for the nine months ended September 30, 2010 were $27.4 million, a decrease of $5.0 million, or 15.5%, from $32.4 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenue was $22.1 million, a decrease of $3.6 million, or 13.9%, from $25.7 million and table game revenue was $4.7 million, a decrease of $1.2 million, or 19.9% from $5.9 million. Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy and less walk-in customers due to reduced activity at the North end of the Las Vegas Strip. Slot machine win per unit per day for the nine months ended September 30, 2010 was $90.94, a decrease of $8.63, or 8.7%, from $99.56 for the comparable period in the prior year. There were 890 slot machines on the floor, on average, during the nine months ended September 30, 2010 compared with 944 slot machines on the floor, on average, during the same period in the prior year. To add excitement to the casino floor and capture more gaming revenues from hotel guests, we established a new table gaming pit with six table games and two stages for exotic pole dancers. The exotic pole dancing commenced October 2010, with performances primarily on the weekends and in conjunction with expanded entertainment offerings in the Le Bistro Bar Lounge adjacent to the casino floor.

Room revenues for the nine months ended September 30, 2010 were $25.2 million, a decrease of $2.5 million, or 9.1%, from $27.7 million for the comparable period in the prior year. The decrease in room revenues was primarily due to a $5.51, or 8.8%, reduction in average daily room rates, or ADR, to $56.76 for the nine months ended September 30, 2010 from $62.27 for the comparable period in the prior year. The $5.51 decrease in ADR resulted in a $2.4 million decline in room revenues. The decrease in ADR was largely the result of a $1.73, or 4.1%, decrease in leisure segment room rates and a $16.85, or 17.0%, decrease in convention segment room rates. We have had to lower our convention ADR to retain convention business and remain competitive. Increased hotel room and convention space supply has weakened demand. As market conditions soften, other properties have aggressively marketed convention groups that have traditionally held their functions at the Riviera Las Vegas. We are evaluating and identifying possible new target markets and niches to offset eroding convention segment demand. For the nine months ended September 30, 2010, leisure segment ADR was $40.28 and convention segment ADR was $82.52.

Hotel room occupancy percentage (based on available room) for the nine months ended September 30, 2010, was 81.0% compared to 74.7% for the same period in the prior year. 5.2% of total hotel rooms were unavailable during the nine months ended September 30, 2010 in comparison to 0.2% during the same period in the prior year. Hotel room occupancy percentage (based on total rooms) for the nine months ended September 30, 2010, was 75.8% compared to 74.9% for the same period in the prior year. The number of leisure segment occupied rooms increased by 7.0% while the number of rooms provided to our convention customers and to our casino customers on a complimentary or discounted basis declined by 3.5% and 14.3%, respectively. Revenue per available room, or RevPar, was $45.99 for the nine months ended September 30, 2010, a decrease of $1.74, or 3.6%, from $47.73 for the comparable period in the prior year. The decrease in RevPar was due to the $5.51 decrease in ADR as described above. RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale. Room revenues include $4.9 million in revenues related to hotel room nights offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the nine months ended September 30, 2010 were $11.3 million, a decrease of $2.0 million, or 15.3%, from $13.3 million for the comparable period in the prior year. The decrease was due to $1.4 million decrease in food revenues and $0.6 million decrease in beverage revenues. The decrease in food revenues was due primarily to reduced demand ultimately resulting in strategic closures of select food and beverage outlets. Food covers decreased 28.0% compared to the prior year. Conversely, the average check increased $2.21, or 18.1% to $14.44. Beverage revenues decreased as a result of a 14.0% reduction in drinks served, which was primarily due to fewer drinks served from our casino bars correlating with reduced casino patronage. Food and beverage revenues include $2.8 million in revenues related to food and beverages offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the nine months ended September 30, 2010 were $3.0 million, a decrease of $3.5 million, or 54.4%, from $6.5 million for the comparable period in the prior year. The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues. Entertainment revenues include $1.3 million in revenues related to show tickets offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for the nine months ended September 30, 2010 were $3.2 million, a decrease of $0.8 million, or 21.0%, from $4.0 million for the same period in the prior year. The decrease in other revenues was primarily due a $0.6 million decline in tenant rental income as a result of vacancies and rent concessions.

Promotional allowances were $9.0 million and $11.9 million for the nine months ended September 30, 2010 and 2009, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased due to a concerted effort to reduce promotional costs and due to less complimentary offering redemptions.

Costs and Expenses

Costs and expenses for the nine months ended September 30, 2010 were $65.9 million, a decrease of $5.2 million, or 7.3%, from $71.1 million for the comparable period in the prior year.

Casino costs and expenses for the nine months ended September 30, 2010 were $14.8 million, a decrease of $2.4 million, or 13.8%, from $17.2 million for the comparable period in the prior year. The decrease in casino expenses was primarily due to a $1.6 million decrease in gaming marketing and promotional costs, a $0.6 million reduction in slot and table game payroll and related costs and a $0.3 million reduction in gaming taxes due to the decline in gaming revenues. The decline in gaming marketing and promotional costs was due primarily to less redemptions of direct mail and other offerings and the reduction in slot and table game payroll was due to a concerted effort to reduce costs to offset gaming revenue declines.

Room rental costs and expenses for the nine months ended September 30, 2010 were $14.1 million, a decrease of $0.4 million, or 2.8%, from $14.5 million for the comparable period in the prior year. The decrease in room rental costs and expenses was mostly due to a $0.9 million decrease in payroll and related costs partially offset by a $0.4 million increase in marketing costs and expenses and a $0.1 million increase in rooms department operating costs and expenses. The reduction in payroll and related costs was due to a concerted effort to reduce costs despite a 1.2% increase in the number of occupied hotel rooms. The increase in marketing costs and expenses was related to additional complimentary offerings and higher convention and leisure segment sales related costs.

Food and beverage costs and expenses for the nine months ended September 30, 2010 were $10.1 million, a decrease of $0.9 million, or 7.8%, from $11.0 million for the comparable period in the prior year. The decrease was primarily due to a $0.8 million reduction in food and beverage payroll and related costs to offset the decrease in food and beverage revenues.

Entertainment department costs and expenses for the nine months ended September 30, 2010 were $1.8 million, a decrease of $0.8 million, or 32.9%, from $2.6 million for the comparable period in the prior year. The decrease in entertainment department costs and expenses is primarily due to a $1.2 million reduction in contractual payments to the entertainment producers as a result of less ticket sales due to the weak economy and the closure of select entertainment acts partially offset by higher payroll and related costs and other entertainment costs.

General and administrative expenses for the nine months ended September 30, 2010 were $17.5 million, an increase of $0.1 million, or 0.6%, from $17.4 million for the comparable period in the prior year. The increase in other general and administrative expenses was due primarily to various increases in payroll and related and other administrative cost and expenses.

Depreciation and amortization expenses for the nine months ended September 30, 2010 were $7.4 million, a decrease of $0.8 million, or 10.2%, from $8.2 million for the comparable period in the prior year. The decrease in depreciation and amortization expenses was due primarily to the full depreciation of select assets since September 30, 2009.

(Loss) Income from Operations

Loss from operations for the nine months ended September 30, 2010 was $5.0 million compared to income from operations of $0.9 million for the comparable period in the prior year. The decline of $5.9 million was principally due to decreased net revenues that were not offset with equivalent reductions in costs and expenses.

Operating margin for the nine months ended September 30, 2010 was a negative 8.1% due to the loss from operations. Operating margin for the nine months ended September 30, 2009 was 1.2%. Operating margins decreased primarily due to the $5.51, or 8.8%, reduction in average daily room rates and the $5.0 million decrease in casino revenues.

Riviera Black Hawk

Revenues

Net revenues for the nine months ended September 30, 2010 were $30.4 million, a decrease of $1.5 million, or 4.7%, from $31.9 million for the comparable period in the prior year. The decrease was due primarily to a $1.3 million decrease in casino revenues to $29.8 million for the nine months ended September 30, 2010 from $31.1 million for the same period in the prior year. Casino revenues are comprised of revenues from slot machines and table games.

Slot machine revenues decreased $1.5 million, or 5.2%, to $28.5 million from $30.0 million for the comparable period in the prior year. As noted above, on July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced roulette gaming. Slot machine revenues surged in the initial months after we implemented these changes. Since the third quarter of 2009, consumer interest in the changes associated with the passage of Colorado Amendment 50 has waned and competition has increased. As a result, slot machine revenues declined for the nine months ended September 30, 2010.

The Black Hawk market slot machine coin-in grew 2.1% for the nine months ended September 30, 2010 in comparison to the same period in the prior year. However, Riviera Black Hawk’s slot machine coin-in declined by 5.7% for the nine months ended September 30, 2010 in comparison to the same period in the prior year. Riviera Black Hawk’s share of the Black Hawk Market slot machine coin-in for the nine months ended September 30, 2010 was 9.9% in comparison to 10.8% for the same period in the prior year. Our market share eroded as our competitors utilized complimentary hotel stays and aggressive cash offers to entice customers to play at their facilities. Ameristar added a 536 guestroom hotel tower to its Black Hawk property. The guestrooms were available starting fall 2009 and Ameristar has used the guestrooms as a tool to aggressively market their property.

Our total slot machine coin-in decreased $32.6 million, or 5.7%, to $542.4 million for the nine months ended September 30, 2010 compared to $575.0 million for the same period in the prior year. Slot machine win per unit per day declined $4.97, or 3.4%, to $141.83 from $146.80 for the same period in the prior year. The decrease in slot win per unit per day was due to the $1.5 million decline in slot machine revenues. There were 735 slot machines, on average, on the casino floor during the nine months ended September 30, 2010.

Table games revenues increased $0.2 million to $1.3 million for the nine months ended September 30, 2010 from $1.1 million for the same period in the prior year. Table games revenues increased as a result of nine months of increased limits, extended hours and roulette gaming in the current year in comparison to three months in the prior year. As noted above, on July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced roulette gaming.

Food and beverage revenues were $4.0 million and $4.6 million for the nine months ended September 30, 2010 and 2009, respectively. Food and beverage revenues for the nine months ended September 30, 2010 included $3.4 million in revenues related to food and beverages offered to high-value guests on a complimentary basis. Food and beverage revenues declined primarily due to more stringent requirements for earning complimentary offerings and less customer volume resulting in less complimentary offering redemptions.

Promotional allowances were $3.4 million for each of the nine months ended September 30, 2010 and 2009. Promotional allowances are comprised of food and beverage items provided on a complimentary basis to our high-value casino players.

Costs and Expenses

Costs and expenses for the nine months ended September 30, 2010 were $26.9 million, a decrease of $0.9 million, or 3.3%, from $27.8 million for the comparable period in the prior year.

Costs and expenses decreased primarily due to a $0.5 million decrease in casino costs and expenses, a $0.2 million decrease in food and beverage costs and expenses and a $0.3 million decrease in depreciation and amortization expenses. Casino costs and expenses decreased primarily due to decreased marketing costs and expenses and decreased gaming taxes due to lower casino revenues. Marketing costs and expenses declined as a result of lower advertising and food and beverage complimentary costs. Depreciation and amortization expenses declined due to assets fully depreciating since the third quarter of 2009.

Income from Operations

Income from operations was $3.6 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Operating margins were 11.8% for the nine months ended September 30, 2010 in comparison to 13.1% for the comparable period in the prior year. Operating margins decreased due to the decrease in net revenues without correlating decreases in costs and expenses.

Consolidated Operations

Loss from Operations

Losses from operations for the nine months ended September 30, 2010 and 2009 were $5.1 million and $0.2 million, respectively. The $4.9 million in additional loss from operations was due to the $5.9 million additional loss from operations in Riviera Las Vegas and the $0.6 million decline in income from operations in Riviera Black Hawk partially offset by a $0.9 million reduction in restructuring fees, a $0.4 million decline in other corporate expenses and a $0.3 million decrease in equity compensation expense. The reduction in restructuring fees was due to a decline in restructuring related activities, the decline in other corporate expenses was due primarily to lower payroll and related costs and miscellaneous expenses and the decrease in equity compensation costs was due primarily to the full amortization of the Company’s restricted stock plan during the first quarter of 2010.

Other Expense

Other expense was $8.3 million and $19.0 million for the nine months ended September 30, 2010 and 2009, respectively. The $10.7 million decrease in other expense was due primarily to a $5.5 million decrease in interest expense during the nine months ended September 30, 2010 and a $5.3 million loss in value of derivative recorded during the nine months ended September 30, 2009. Interest expense declined due to fewer days accrued and lower interest rates. Interest expense was accrued for 193 days during the nine months ended September 30, 2010 in comparison to 273 days during the same period in the prior year. In accordance with ASC Topic 852, interest expense is recognized only to the extent it will be paid during the bankruptcy proceedings or that it will be an allowed claim. As a result, we accrued interest on the Credit Facility and interest rate swap through the Petition Date of July 12, 2010. Interest rates were lower due to the termination of our swap fixed interest rate on July 27, 2009. Interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying interest rates which were lower than our swap fixed interest rate during the nine months ended September 30, 2010.

No change in fair value of our derivative instrument was recorded during the nine months ended September 30, 2010 due to the early termination of the instrument (see Note 2 above).

Net Loss

Net losses for the nine months ended September 30, 2010 and 2009 were $15.6 million and $19.2 million, respectively. The $3.6 million in additional net loss was due to the $4.9 million additional loss from operations and the $2.2 million reorganization items expense partially offset by the $10.7 million reduction in other expense.

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

Our ability to continue as a going concern will be determined by our ability to obtain additional funding or restructure our existing indebtedness pursuant to the Plan of Reorganization referenced in Recent Developments within Note 1 above, which raises substantial doubt about our ability to continue as a going concern. The accompanying unaudited, condensed, consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

We had cash and cash equivalents of $26.0 million and $19.1 million as of September 30, 2010 and December 31, 2009, respectively. Our cash and cash equivalents increased $6.9 million during the nine months ended September 30, 2010 due to $7.1 million in net cash provided by operating activities less $0.2 million in net cash used in by investing activities.

The $7.2 million in net cash provided by operating activities was due primarily to $15.6 million in net loss plus $10.2 million in non-cash depreciation and amortization expense, $8.2 million in interest expense recorded but not paid, $0.9 million in reorganization items recorded but not paid and $3.5 million in increases in operating assets and liabilities (excluding changes in accrued interest liability). Increases in operating assets and liabilities were due primarily to a $2.4 million increase in our accounts payable and accrued expense liabilities due to timing of payments.

The $0.2 million in net cash used in investing activities was due to cash outlays of $2.4 million for maintenance and safety related capital expenditures at Riviera Las Vegas and $0.3 million for maintenance related capital expenditures at Riviera Black Hawk partially offset by a cash increase of $2.5 million due to the release of formerly restricted cash effective May 11, 2010. On May 11, 2010, the State of Nevada Workers Compensation Division issued a letter informing us that the division had released all interest in our $2.5 million certificate of deposit previously reflected in restricted cash on our balance sheet.

Our cash and cash equivalents increased $7.8 million during the nine months ended September 30, 2009 primarily as a result of $9.8 million in net cash provided by operating activities partially offset by $2.0 million in net cash used in investing activities due to maintenance related capital expenditures at both Riviera Las Vegas and Black Hawk. The $9.8 million in net cash provided by operating activities was due primarily to $19.2 million in net loss plus $11.5 million in non-cash depreciation and amortization expense, $5.3 million in non-cash changes in the fair value of derivatives and $13.6 million in interest expense recorded but not paid partially offset by $1.7 million in changes in operating assets and liabilities (excluding changes in accrued interest liability).

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

The Credit Facility includes a $225 million seven-year term loan (the Term Loan) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein. The Credit Facility also includes a $20 million five-year revolving credit facility (Revolving Credit Facility) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (the Standby L/Cs). Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolving Credit Facility commitment from $20 million to $3 million. RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans. The rate for the Term Loan and Revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the Swap Agreement) that became effective June 29, 2007 that the Company entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement). The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly. The interest rate spread is the difference between the LIBOR rate and 5.485% and the notional balance was $186.5 million as of September 30, 2010. The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

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

Prior to the 2009 Credit Defaults, the interest rate on loans under the Revolving Credit Facility depended on whether they were in the form of revolving loans or swingline loans (the Swingline Loans). Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elected to treat the loan as an “Alternate Base Rate” loan (the ABR Loan) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans. As a result of the 2009 Credit Defaults, the Company no longer has the option to request the LIBOR Rate loans.

As of September 30, 2010, the Company had $2.5 million outstanding against the Revolving Credit Facility. The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

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

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor. Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest. Consequently, we elected not to make these payments during 2009 and for the nine months ended September 30, 2010. The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility. As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement. These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

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

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which included $4.4 million in accrued interest. As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins. As of September 30, 2010, our Term Loan and Revolving Credit Facility bear interest at approximately 6.25%. As of September 30, 2010, the interest rate swap liability was $22.1 million which equals the mark to market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above. Additionally, accrued interest as of September 30, 2010 includes $5.7 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination plus $1.3 million in default interest pursuant to the Swap Agreement termination.

Bankruptcy Proceedings

As disclosed on a Form 8-K filed with the SEC on July 14, 2010 (the July 14th 8-K), the Debtors (RHC, RBH and ROC) filed voluntary petitions in the Bankruptcy Court for reorganization of its business on the Petition Date (July 12, 2010). The bankruptcy filings constitute an event of default under the Credit Facility and obligations arising under the Credit Agreement are automatically accelerated and all other amounts due become immediately due and payable. Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Bankruptcy Court. In accordance with ASC Topic 852, the Credit Facility and obligations arising under the Credit Agreement are classified as liabilities subject to compromise in our condensed consolidated balance sheet as of September 30, 2010 and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts (see Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q).

On the Petition Date and prior to the commencement of the Chapter 11 Cases, the Company entered into the Lock-Up Agreement with holders (the Consenting Lenders), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under the Company’s credit and fixed rate swap agreements which are described in detail in Note 4 to the Condensed Consolidated Financial Statements in this Form 10-Q. Pursuant to the Lock-Up Agreement, the Consenting Lenders are contractually obligated to support the restructuring of the Company in accordance with the Debtor’s Joint Plan of Reorganization together with the proposed disclosure statement, which supports the Plan of Reorganization. Moreover, the Lock-Up Agreement contractually obligates the parties to move forward with the Plan of Reorganization for each of the Debtors. The original Joint Plan of Reorganization, together with the Disclosure Statement, was filed with the Bankruptcy Court on the Petition Date. The First Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ First Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 7, 2010 and the Second Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ Second Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 17, 2010.

On the Petition Date, in connection with the Lock-Up Agreement, the Debtors and Backstop Lenders executed the Backstop Agreement to provide assurance that the Designated New Money Investment will be funded in the aggregate amount of $20 million and the Working Capital Facility will be committed in the aggregate principal amount of $10 million. The Backstop Agreement provides that the Backstop Lenders have committed to fund their pro rata share of the Designated New Money Investment and pro rata share of the Working Capital Facility, and, further, to backstop an additional percentage of the Designated New Money Investment and Working Capital Facility as specified therein to the extent that any Senior Secured Lender (other than a Backstop Lender) elects not to participate according to its full pro rata share in funding the Designated New Money Investment and Working Capital Facility. The original Backstop Agreement was filed with the Bankruptcy Court on the Petition Date. The First Amended Backstop Agreement was filed with the Bankruptcy Court on September 14, 2010 and the Second Amended Backstop Agreement was filed with the Bankruptcy Court on October 28, 2010.

Additionally, the Backstop Agreement provides for the payment of commitment fees by Debtors, as more fully described in the Backstop Agreement. If (i) the Budget Contingency is satisfied, (ii) the Total New Money Investment Alternative is effectuated under the Plan of Reorganization, (iii) the Substantial Consummation Date occurs and (iv) the Series B Term Loan is fully funded and the entire Working Capital Facility is made available as provided for in the Plan of Reorganization, 5.0% of the Class B Shares (subject to dilution only under those certain conditions specified in the Plan of Reorganization) will be fully earned, payable and non-refundable to the Backstop Lenders. If the Budget Contingency is satisfied, but either the Backstop Agreement is terminated pursuant to its terms or the Substantial Consummation Date does not occur, $1,000,000 in cash will be fully earned, payable and non-refundable upon such date to the Backstop Lenders; provided, however, that to the extent (i) the Backstop Agreement is materially breached by any Backstop Lender (ii) the Backstop Agreement is terminated in connection with the Lockup Agreement having been terminated solely as a result of a breach thereof by any Backstop Lender in its capacity as a Designated Consenting Lender, or (iii) the Substantial Consummation Date does not occur other than as a result of the actions and/or inactions of the Debtors that are in breach of the Lockup Agreement, the Debtors will not be required to pay the Backstop Lenders the $1,000,000 cash fee. If (i) either the Budget Contingency is not satisfied or the Budget Contingency is satisfied but the Designated New Money Election is not made, (ii) the Partial New Money Investment Alternative is effectuated under the Plan of Reorganization, (iii) the Substantial Consummation Date occurs and (iv) the entire Working Capital Facility is made available as provided for in the Plan of Reorganization, $300,000 in cash will be fully earned, non-refundable and payable to the Backstop Lenders. The Budget Contingency was satisfied on October 21, 2010.

On September 21, 2010, the Bankruptcy Court found that the Disclosure Statement as modified to reflect changes, if any, made or ordered on the record contained “adequate information” within the meaning of Section 1125 of the Bankruptcy Code. Subsequently, ballots along with the Disclosure Statement and Plan of Reorganization were distributed to classes of creditors entitled to vote on the Plan of Reorganization. At the Confirmation Hearing on November 8, 2010, the Bankruptcy Court concluded that the Plan of Reorganization, as modified at the Confirmation Hearing, met the requirements for confirmation, including that the requisite classes of creditors voted in favor of the Plan of Reorganization, and confirmed the Plan of Reorganization, as modified at the Confirmation Hearing. The entry of a formal order by the Bankruptcy Court confirming the Plan of Reorganization is pending before the Bankruptcy Court. Before the Plan of Reorganization can be substantially consummated, various regulatory and third party approvals must be obtained. There is no assurance that all regulatory and third party approvals will be obtained. If the Plan of Reorganization is not substantially consummated: (a) the Plan of Reorganization will be deemed null and void and the Company will then seek to reorganize pursuant to a different plan which will need to meet the confirmation standards of the Bankruptcy Code; (b) the Lockup Agreement will no longer be in effect; and (c) the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

The material terms of the confirmed Plan of Reorganization:

(Capitalized terms used in this subsection, but not defined herein, have the meaning assigned to them by the Plan of Reorganization or Backstop Commitment Agreement, as applicable.)

•	all existing Equity Interests of the Company will be cancelled, and such Equity Interest holders will receive nothing;

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

•
on the Substantial Consummation Date, holders of the Senior Secured Claims will receive: (i) a portion of the Series A Term Loan in a principal amount up to such holder’s pro rata share of the Series A Term Loan less the portion of the Series A Term Loan received by holders of the First Priority Senior Secured Claims; and (ii) such holder’s pro rata share of 80% of the new limited-voting common stock to be issued by Reorganized Riviera pursuant to the Plan of Reorganization (the “Class B Shares”);

•
since both the $10 million Working Capital Facility will be made available and the Designated New Money Investment will be effectuated, holders of Senior Secured Claims participating in making the Series B Term Loan and the loans under the Working Capital Credit Facility will receive: (i) a pro rata share of the Series B Term Loan; and (ii) 15% of the Class B Shares to be issued by Reorganized Riviera, subject to dilution;

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

•	the receipt by Riviera Voteco, L.L.C. (“Voteco”) of 100% of new fully-voting common stock to be issued by Reorganized Riviera pursuant to the Plan of Reorganization;

•
the membership interests of Voteco (the “Voteco Interests”) will be issued as follows: (i) 80.00% of the Voteco Interests ratably to those holders of the Senior Secured Claims or their designees, as applicable, (ii) 15.0% of the Voteco Interests ratably to those holders of Senior Secured Claims (including the Backstop Lenders) electing to participate in the New Money Investment or their designees, as applicable, and (iii) 5.0% of the Voteco Interests ratably to the Backstop Lenders in accordance with the Backstop Commitment Agreement or their designees, as applicable; provided however, the above distributions are subject to such persons first obtaining all applicable licensing from Gaming Authorities; and

•	for approval of the Backstop Agreement.

During the Chapter 11 process, the Company, under the direction of the its existing management team, plans to continue to manage its properties and operate its business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Title 11 of the United States Bankruptcy Code. The Company anticipates that it will continue to pay employees and vendors, and honor customer deposits and commitments without interruption or delay. However, the Company’s management strongly believes that any recovery for equity holders in the Chapter 11 process is highly unlikely, and under the terms of the Lock-Up Agreement, the equity holders’ interests in the Company will be cancelled and will receive no distributions. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities should an asset liquidation occur. The Plan of Reorganization, Lock-Up Agreement and Backstop Agreement are included as Exhibits to the July 14th 8-K. The Second Amended Joint Plan of Reorganization and Amendment No. 1 to the Backstop Agreement are filed as Exhibits to this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2009. For a further discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. During the nine months ended September 30, 2010, there were no significant changes from the critical accounting policies described in our Form 10-K for the year ended December 31, 2009 except for the changes described below.

On July 12, 2010, the Debtors (RHC, RBH and ROC) filed voluntary petitions in the Bankruptcy Court for reorganization of its business (see Note 1 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). ASC Topic 852, Reorganizations provides accounting guidance for financial reporting by entities in reorganization under the bankruptcy code including companies in chapter 11, and generally does not change the manner in which financial statement are prepared. However, ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations beginning in the quarter ending September 30, 2010. ASC Topic 852 also requires that the balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post petition liabilities and requires that cash used for reorganization items must be disclosed separately in the statement of cash flows. We adopted the ASC Topic 852 on July 12, 2010 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Forward-Looking Statements

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue. These forward looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	the effect of the July 12, 2010 voluntary filing in the Bankruptcy Court for reorganization of our business (see Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q);

•	the effect of a breach in the Cash Collateral Stipulation (see Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q);

•	the inability to obtain the third party and regulatory approvals necessary to consummate the Plan of Reorganization (see Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q);

•	the effect of the Credit Defaults (see Note 4 to the Condensed Consolidated Financial Statements in this Form 10-Q);

•	the effect of the delisting from the NYSE AMEX;

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our co-chief executive officers (“Co-CEOs”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On July 12, 2010, RHC and its ROC and RBH subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada for reorganization of their business and to have the Chapter 11 Cases jointly administered. See “Bankruptcy Proceedings” in Note 1 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for a full description of Bankruptcy Proceedings and material developments in connection therewith.

On February 23, 2010, an individual commenced an action in the District Court of Clark County, Nevada, against the Company and one other defendant. The action stems from the death of a guest on February 24, 2008 in a Las Vegas hospital. The complaint (“Complaint”) alleges, among other things, that the Company negligently hired and supervised its then employee and failed to seek necessary medical assistance for the decedent. The plaintiff is seeking monetary damages in connection with this matter. We will vigorously defend these allegations against the Company and do not believe that the outcome of this action will have a material adverse effect on the financial position, results of operations, or cash flows of the  Company.

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

Risk Factors Specifically Related to our Current Reorganization cases under Chapter 11 of the U.S. Bankruptcy Code

On the Petition Date (July 12, 2010), the Debtors (RHC, RBH and ROC) filed voluntary petitions in the Bankruptcy Court for reorganization of its business and to have the Chapter 11 Cases jointly administered, as disclosed on a Form 8-K filed with the SEC on July 14, 2010. On the Petition Date and prior to the commencement of the Chapter 11 Cases, the Company entered into the Lock-Up Agreement with holders (the Consenting Lenders), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under Debtors’ credit and fixed rate swap agreements, which are described in detail in Note 4 to the Condensed Consolidated Financial Statements in this Form 10-Q. Pursuant to the Lock-Up Agreement, the Consenting Lenders are contractually obligated to support the restructuring of the Debtors in accordance with the Plan of Reorganization. Moreover, the Lock-Up Agreement contractually obligates the parties to move forward with the Plan of Reorganization for each of the Debtors.

At the Confirmation Hearing on November 8, 2010, the Bankruptcy Court concluded that the Plan of Reorganization, as modified at the Confirmation Hearing, met the requirements for confirmation, including that the requisite classes of creditors voted in favor of the Plan of Reorganization, and confirmed the Plan of Reorganization, as modified at the Confirmation Hearing. The entry of a formal order by the Bankruptcy Court confirming the Plan of Reorganization, as modified at the Confirmation Hearing, is pending before the Bankruptcy Court. Before the Plan of Reorganization can be substantially consummated, various regulatory and third party approvals must be obtained. There is no assurance that all regulatory and third party approvals will be obtained. If the Plan of Reorganization is not substantially consummated: (a) the Plan of Reorganization will be deemed null and void and the Company will then seek to reorganize pursuant to a different plan which will need to meet the confirmation standards of the Bankruptcy Code; (b) the Lockup Agreement will no longer be in effect; and (c) the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

•
Transactions by us outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

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

•
There can be no assurance that we will be able to successfully consummate the Plan of Reorganization with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and the Company’s creditors and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate the Plan of Reorganization or to appoint a Chapter 11 Trustee, or to convert the cases to Chapter 7 cases.

Even assuming a successful emergence from Chapter 11, there can be no assurance as to the overall long-term viability of our reorganized company.

The uncertainty regarding the eventual outcome of our Chapter 11 Cases and the effect of other unknown adverse factors could threaten our existence as a going concern.

 We are currently operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and our continuation as a going concern is contingent upon, among other things, confirming a reorganization plan, maintaining our gaming licenses, complying with the terms of existing and future loan agreements, returning to profitability, generating sufficient cash flows from operations, obtaining financing sources to meet future obligations, maintaining the support of key vendors and customers and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control. Further, it is uncertain whether we will lose valuable contracts in the process of the Chapter 11 Cases.

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
Phillip B. Simons
Co-Chief Executive Officer Treasurer and Chief Financial Officer

Date: November 12, 2010

Exhibits

Exhibits:

2.1	Debtors’ Second Amended Joint Plan of Reorganization.

10.1	Amendment No. 1 to Backstop Commitment Agreement dated as of September __, 2010

31.1	Certification of Tullio J. Marchionne pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert A. Vannucci pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Phillip B. Simons pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Tullio J. Marchionne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert A. Vannucci pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Phillip B. Simons pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A) Management contract or compensatory plan or arrangement