Form 10-K
period 2010-12-31
RIVIERA HOLDINGS CORP
filed 2011-03-21
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

Based on the closing sale price of the registrant’s common stock on the Pink OTC Markets over-the-counter electronic quotation system on June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was $3,609,791.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   ☐     No   ☐

As of March 18, 2011, the number of outstanding shares of the registrant’s common stock was 12,447,555.

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

Item 1.	Business	1

	General	1
	Recent Developments	1
	Riviera Las Vegas	5
	Riviera Black Hawk	8
	Competitive Environment	10
	Employees and Labor Relations	12
	Regulation and Licensing	13
	Federal Registration	23

Item 1A.	Risk Factors	23

Item 1B.	Unresolved Staff Comments	37

Item 2.	Properties	37

Item 3.	Legal Proceedings	37

Item 4.	Reserved	38

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38

Item 6.	Selected Financial Data	39

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

	Bankruptcy Proceedings	39
	Overview	42
	Results of Operations	43
	2010 Compared to 2009	43
	2009 Compared to 2008	51
	Liquidity and Capital Resources	57
	Current Economic Environment	62
	Off-Balance Sheet Arrangements	62
	Critical Accounting Policies and Estimates	63
	Recently Issued Accounting Standards	65
	Forward-Looking Statements	66

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	67

Item 8.	Financial Statements and Supplementary Data	68

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68

i

ii

PART I

Item 1.	Business

General

Riviera Holdings Corporation, a Nevada corporation (“RHC” or the “Company”), through its wholly-owned subsidiary, Riviera Operating Corporation (“ROC”), owns and operates the Riviera Hotel & Casino (“Riviera Las Vegas”) located on the Las Vegas Boulevard in Las Vegas, Nevada. Riviera Las Vegas, which opened in 1955, has a long-standing reputation for delivering traditional Las Vegas-style gaming, entertainment and other amenities.  The Company was incorporated in Nevada on January 27, 1993.

The Company, through its wholly owned subsidiary, Riviera Black Hawk, Inc. (“RBH”), owns and operates the Riviera Black Hawk Casino (“Riviera Black Hawk”), a casino in Black Hawk, Colorado, which opened on February 4, 2000.

The Company determines segments based upon geographic gaming markets and reviews corporate expenses separately.  The Company has two segments: the Las Vegas, Nevada market and the Black Hawk, Colorado market.  Operating results for each segment are disclosed in Note 19 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

On the Petition Date and prior to the commencement of the Chapter 11 Cases, the Company entered into a restructuring and lock-up letter agreement (the “Lock-Up Agreement”) with holders (the “Consenting Lenders”), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under the Company’s credit and fixed rate swap agreements which are described in detail in Note 9 to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K.  Pursuant to the Lock-Up Agreement, the Consenting Lenders are contractually obligated to support the restructuring of the Company in accordance with the Debtor’s Joint Plan of Reorganization (as amended, the “Plan of Reorganization”) together with the proposed disclosure statement (as amended, the “Disclosure Statement”), which supports the Plan of Reorganization.  Moreover, the Lock-Up Agreement contractually obligated the parties to move forward with the Plan of Reorganization for each of the Debtors.  The original Joint Plan of Reorganization, together with the Disclosure Statement, was filed with the Bankruptcy Court on the Petition Date.  The First Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ First Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 7, 2010 and the Second Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ Second Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 17, 2010.

On the Petition Date, the Debtors filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered and a motion (the “Cash Collateral Motion”) to approve a stipulation authorizing the use of cash collateral and granting adequate protection (the “Cash Collateral Stipulation”).  Under the Cash Collateral Stipulation, the Debtors, the administrative agent and the signatories to the Lock-up Agreement agreed that all disputes between the administrative agent, Consenting Lenders and the Debtors regarding Debtors’ cash on hand and operating cash flows and the use thereof as provided for by Section 363 of the Bankruptcy Court are reserved.  Furthermore, Debtors may use their operating cash flows and cash on hand to fund their operations and capital expenditure needs during the period commencing on the approval of the Cash Collateral Stipulation by the Bankruptcy Court and ending on the date the Plan of Reorganization is substantially consummated (the “Substantial Consummation Date”) in accordance with the 13 week budget which accompanies the Cash Collateral Stipulation and is updated for each 13 week period until the Substantial Consummation Date.  The Cash Collateral Motion was approved by the Bankruptcy Court on an emergency basis on July 15, 2010, however, all of the other first-day motions were granted final approval on July 15, 2010.  The Cash Collateral Motion was approved on a final basis on August 5, 2010 but with the proviso that payments made to professionals retained by either the holders of or the administrative agent of the Debtors credit and fixed rate swap agreement as adequate protection subject to being re-characterized as principal reductions against the credit and fixed rate swap obligations.

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

During the Chapter 11 Cases, the Debtors, under the direction of the Company’s existing management team, continue to manage their properties and operate their business under the jurisdiction of the Bankruptcy Court and in accordance with Title 11 of the United States Bankruptcy Code.  The Debtors anticipate that they will continue to pay employees and vendors, and honor customer deposits and commitments without interruption or delay through the Substantial Consummation Date of the Plan of Reorganization.

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

On September 21, 2010, the Bankruptcy Court found that the Disclosure Statement as modified to reflect changes, if any, made or ordered on the record contained “adequate information” within the meaning of Section 1125 of the Bankruptcy Code.  The Bankruptcy Court held a hearing to consider confirmation of the Plan of Reorganization on November 8, 2010 (the “Confirmation Hearing”).  Beforehand, ballots along with the Disclosure Statement and Plan of Reorganization were distributed to classes of creditors entitled to vote on the Plan of Reorganization.  At the Confirmation Hearing, the Bankruptcy Court concluded that the Plan of Reorganization, as amended and as modified at the Confirmation Hearing, met the requirements for confirmation, including that the requisite classes of creditors voted in favor of the Plan of Reorganization and confirmed the Plan of Reorganization.  The Plan of Reorganization became effective on December 1, 2010, but,the Plan of Reorganization cannot be substantially consummated until various regulatory and third party approvals are obtained.  The Substantial Consummation Date will be the 3rd business day following the day the last approval is obtained.  There is no assurance that all regulatory and third party approvals will be obtained.  If the Plan of Reorganization is not substantially consummated: (a) the Plan of Reorganization will be deemed null and void and the Company will then seek to reorganize pursuant to a different plan which will need to meet the confirmation standards of the Bankruptcy Code; (b) the Lockup Agreement will no longer be in effect; and (c) the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

The material terms of the confirmed Plan of Reorganization include the following:

(Capitalized terms used in this subsection, but not defined herein, have the meaning assigned to them by the Plan of Reorganization or the Backstop Agreement, as applicable.)

•	on the Substantial Consummation Date, all existing Equity Interests of the Company will be cancelled, and such Equity Interest holders will receive nothing;

•
on the Substantial Consummation Date, each holder of a First Priority Senior Secured Claim, which are Claims (i) arising under the Senior Secured Credit Agreement (also referred to in this Annual Report on Form 10-K as the “Credit Agreement”) for prepetition interest and fees, and (ii) with respect to the periodic payments due under the Swap Agreement and any interest accrued thereon, will receive in full and final satisfaction of such Claim a portion of a new $50 million term loan (the “Series A Term Loan”) in principal amount equal to such First Priority Senior Secured Claim to be evidenced by a first lien credit agreement;

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

•
since both the $10 million Working Capital Facility will be made available and the Designated New Money Investment will be effectuated, on the Substantial Consummation Date, holders of Senior Secured Claims participating in making the Series B Term Loan and the loans under the Working Capital Credit Facility will receive: (i) a pro rata share of the Series B Term Loan; and (ii) 15% of the Class B Shares to be issued by Reorganized Riviera, subject to dilution;

•
on the Substantial Consummation Date, holders of Allowed General Unsecured Claims, other than with respect to any deficiency claims of holders of Senior Secured Claims, will receive in full and final satisfaction of such claim, payment in full thereof, but in no event will the total payment to holders of Allowed General Unsecured Claims exceed $3,000,000; if such total payment were to exceed $3,000,000, the holders of Allowed General Unsecured Claims will instead receive their pro rata share of $3,000,000 in full satisfaction of their Allowed General Unsecured Claims;

•
the receipt by Riviera Voteco, L.L.C. (“Voteco”) of 100% of new fully-voting common stock to be issued by Reorganized Riviera pursuant to the Plan of Reorganization on the Substantial Consummation Date;

•
the membership interests of Voteco (the “Voteco Interests”) will be issued on the Substantial Consummation Date as follows: (i) 80.00% of the Voteco Interests ratably to those holders of the Senior Secured Claims or their designees, as applicable, (ii) 15.0% of the Voteco Interests ratably to those holders of Senior Secured Claims (including the Backstop Lenders) electing to participate in the New Money Investment or their designees, as applicable, and (iii) 5.0% of the Voteco Interests ratably to the Backstop Lenders in accordance with the Backstop Commitment Agreement or their designees, as applicable; provided however, the above distributions are subject to such persons first obtaining all applicable licensing from Gaming Authorities; and

•	approval of the Backstop Agreement.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities should an asset liquidation occur. The original Joint Plan of Reorganization, Lock-Up Agreement and Backstop Agreement are filed as Exhibits to the July 14th 8-K.  The Second Amended Joint Plan of Reorganization, as confirmed, was filed as an exhibit to the Current Report on From 8-K filed December 7, 2010 and Amendment No. 1 to the Backstop Agreement is filed as an Exhibit to this Annual Report on Form 10-K.

Board of Directors and Management Changes

As disclosed in a Form 8-K filed with the SEC on April 19, 2010, William L. Westerman, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors (the “Board”), passed away on April 18, 2010.  In conjunction, the Board announced the creation of the Office of the CEO to temporarily fulfill the CEO responsibilities and the election of Vincent L. DiVito to Chairman of the Board.  The Board named Tullio J. Marchionne, the Company’s Secretary and General Counsel, Robert A. Vannucci, ROC’s President and Chief Operating Officer, and Phillip B. Simons, the Company’s Treasurer and Chief Financial Officer as members of the Office of the CEO.

As described in the Plan of Reorganization, from the Effective Date until the Substantial Consummation Date, the Company will continue to be managed by the existing managers, officers and directors.  On the Substantial Consummation Date, the existing board of directors of RHC (the “Old Board”) will be deemed to have resigned without any further action on the part of RHC or the Old Board, and the initial board of directors of Reorganized RHC (the “New Board”) will be comprised of five directors, including a chairman.  A chief executive officer and directors of Reorganized RHC were named by Voteco prior to the Confirmation Hearing.

Riviera Las Vegas

General

Riviera Las Vegas is located on the corner of Las Vegas Boulevard and Riviera Boulevard in Clark County, Nevada, across Las Vegas Boulevard from the Circus Circus Las Vegas Resort and Casino and the Echelon construction project and just south of the Fontainebleau project.  Boyd Gaming Corporation, the owner of the Echelon project, suspended construction on the project indefinitely as a result of economic issues.  The Fontainebleau project was owned by Fontainebleau Las Vegas LLC which filed for Chapter 11 bankruptcy protection in June 2009.  The property was acquired by Icahn Nevada Gaming Acquisition LLC in January 2010.  Plans for the Fontainebleau project are unknown.

Gaming

Riviera Las Vegas has approximately 100,000 square feet of casino space.  The casino currently has approximately 900 slot machines, 34 gaming tables and 8 poker tables.  The casino also includes a race and sports book, which is operated by Leroy’s, a subsidiary of American Wagering, Inc.  The operating agreement with Leroy’s terminates effective April 30, 2011.  The Company is currently evaluating proposals from various race and sports book operators.

Hotel

Riviera Las Vegas’ hotel is comprised of five towers with 2,075 guest rooms, including 177 suites, as follows:

Tower Description	Year Built	Std. Rooms	Suites	Total	Latest Remodel Year

North Tower	1955	379	11	390	2008
South Tower	1967	132	30	162	2008
Monte Carlo	1974	216	81	297	2005
San Remo	1977	241	6	247	2008
Monaco	1988	930	49	979	2008
Total		1,898	177	2,075

Restaurants

Riviera Las Vegas owns and operates four bars and three restaurants and offers banquet event service as well as room service.  The following outlines the type of service provided and total seating capacity for each restaurant:

Name	Type	Seating Capacity

Kady’s	Coffee Shop	290
Kristofer’s	Steak and Seafood	162
Garden Fresh Buffet	All-you-can-eat	366

Total		818

In addition, Riviera Las Vegas operates three snack bars and has a 200 seat fast-food “food court” which had several fast food locations operating during 2010.  The food court operation was managed by and leased to a third party until November 2008 when we commenced leasing out the food court locations to independent fast food operators.  As of December 31, 2010, all nine food court locations were leased to independent fast food operators.  In addition, Riviera Las Vegas leases space to the operator of The Banana Leaf Restaurant, which is a full service restaurant serving Asian cuisine, and The Queen Victoria Pub, which is a full service restaurant and pub serving pub style cuisine and a large variety of draft and bottled beers.  The Banana Leaf Restaurant and the Queen Victoria Pub are located adjacent to the casino floor.  The Banana Leaf Restaurant opened during the first quarter of 2007 and the Queen Victoria Pub opened during the second quarter of 2010.  The Queen Victoria Pub is located in the space previously occupied by Ristorante Italiano which closed February 2009.

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

As of December 31, 2010, all of our shows are owned and operated by third parties.  We receive ticket sales commissions and a predetermined number of complimentary tickets that we use primarily for marketing and promotions.  In addition, we receive any gaming and food and beverage revenues from show patrons.  Select show operators pay rent.  We are searching for a new show for The Versailles entertainment center which has been vacant since 2009.  Currently, “DAO”, a Chinese acrobatic show, is performing in the La Cage entertainment center and several shows are using the Le Bistro entertainment center.

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

Marketing Strategies - Rooms

We continue to focus on our convention customer.  To better market to these customers, we have conducted extensive research to better understand their preferences.  We have learned that an upgraded hotel room is a primary differentiator.  As a result, we upgraded most of our rooms during 2007 and 2008.  Our sales team uses our remodeled hotel rooms to sell prospective convention customers.

The convention market consists of two groups:  (1) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (2) those attending city-wide events, usually held at the Las Vegas Convention Center.  We target convention business because it typically provides patrons willing to pay higher room rates and we are able to capitalize on certain advance planning benefits because conventions are often booked one to two years in advance of the event date.  We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher room rates, banquet and function spending habits.  We also benefit from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip.  In 2010, we derived approximately 20.5% of our hotel occupancy and approximately 31.7% of our room revenues from convention customers and we consider them to be a critical component of our customer base.

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

Finally, we are increasingly focused on customers that book their stay using the internet.  These customers are in search of convenience, a bargain, and the ability to reserve a hotel room shortly before arrival.  This market segment continues to grow as consumers grow increasingly comfortable using the internet.  Approximately 45% of our 2010 occupied rooms were from customers that booked their stay using the internet compared to 39% in the prior year.  We can quickly and efficiently adjust our room rate offerings on various internet websites.  As a result, we often utilized the internet as a vehicle for quickly booking hotel room reservations on dates with lower occupancy.

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

We benefit from strong walk-in traffic, which is primarily the result of our proximity to the Lady Luck and Isle of Capri properties.  We have and continue to develop specific marketing programs designed to attract these walk-in customers.  We emphasize that the Riviera Black Hawk offers quality food and beverage, friendly service and promotions designed specifically for the Black Hawk/Central City consumer.

Until 2009, only limited stakes gaming, which is defined as a maximum single bet of $5, was legal in the Black Hawk/Central City market.  However, Colorado Amendment 50, which was approved by voters on November 4, 2008, allowed residents of Black Hawk and Central City to vote to extend casino hours, approve additional games, and increase the maximum bet limit.  On January 13, 2009, residents of Black Hawk voted to enable Black Hawk casino operators to extend casino hours, add the table games of craps and roulette and increase the maximum betting limit to $100.  On July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced operating roulette.  To increase awareness of the increased betting limits, extended hours and the addition of roulette at Riviera Black Hawk, we aggressively promoted the property employing several media sources including television.  We continue to refine our marketing and promotional strategies in order to maximize the benefits associated with the passage of Colorado Amendment 50.

Competitive Environment

Las Vegas, Nevada

Las Vegas is a highly competitive environment offering a variety of hospitality and entertainment options.   The Las Vegas Convention and Visitors Authority (LVCVA) reported that the number of people visiting Las Vegas increased 2.7% to 37.3 million visitors in 2010 from 36.4 million visitors in 2009.  While there was a slight increase in visitation in 2010, the number of people visiting Las Vegas has declined 5.0% since 2007.  Additionally, more options became available during 2010 with new openings and expansions.  However, the LVCVA reported that available room inventory did not change significantly during 2010 with 148,941 rooms available as of December 31, 2009 and 148,935 rooms available as of December 31, 2010.

To entice customers to their properties, our competitors continue to offer prospective customers significantly discounted pricing and complimentary offerings.  The LVCVA reported that Las Vegas hotel room occupancy, which is defined as occupied hotel rooms divided by total available hotel rooms, declined 1.8% to 83.5% for the year ended December 31, 2010.  LVCVA also reported that average daily room rate, which is defined as hotel room revenue divided by occupied hotel rooms, increased $1.98, or 2.1%, to $94.91 from $92.93 for the twelve months ended December 31, 2010 and 2009, respectively. While average daily room rates increased slightly in 2010, average daily room rates declined significantly since 2007.  Average daily room rates were $119.19 and $132.09 for the twelve months ended December 31, 2008 and 2007, respectively.

Riviera Las Vegas competes with all Las Vegas area casinos but primarily with certain large casino/hotels located on or near the Las Vegas Strip.  Most of these properties offer more and better amenities than those offered by Riviera Las Vegas and many of our direct competitors have significantly greater resources than we do.  To compete, we have to lower our average daily room rates as these properties lower their average daily room rates.  Because of our position within the market, the challenges associated with our location (see below) and the impact of the weak economy on consumer spending, our average daily rates declined $3.59, or 5.9%, to $57.01 from $60.60 in the prior year.  Conversely, our hotel room occupancy (based on total rooms) increased to 74.9% from 73.9% in the prior year.

We also compete for people who come and spend money at Riviera Las Vegas who are not guests in our hotel.  We capitalize on our location on the Las Vegas Strip across from the Circus Circus Hotel and Casino.  However, our location at the north end of the Las Vegas Strip poses additional challenges as the dormant Echelon and Fontainebleau projects have resulted in and continue to cause a significant reduction in walk-in traffic.

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

Black Hawk, Colorado

The Black Hawk gaming market is characterized by intense competition.  The primary competitive market differentiators are location, availability and convenience of parking, number of gaming devices, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere.  We have determined that our primary competitors are the Ameristar Black Hawk, the Isle/Lady Luck, the Lodge and the Mardi Gras.  These are the larger gaming facilities located in our immediate area offering considerable amenities with established reputations in the local market.

As described above, effective July 2, 2009, due to the passage of Colorado Amendment 50, Black Hawk casino operators were permitted to increase betting limits, extend hours and implement additional games.  To capitalize on these changes, our primary competitors invested and continue to invest in their properties.  The Ameristar Black Hawk added a 536 room hotel tower, expanded its parking garage to 1,550 parking spaces and added a diner.  The Isle/Lady Luck added four craps tables and three roulette tables and has plans to upgrade the casino floor.  The Lodge expanded its gaming space and added 100 slot machines, two craps tables and two roulette tables.  Lastly, the Mardi Gras remodeled one of its restaurants and added two craps tables and a roulette table.

Currently, Ameristar Black Hawk has 1,640 slot machines, 33 gaming tables, 536 hotel rooms and several food and beverage outlets.  The Isle/Lady Luck has 1,900 slot machines, 42 gaming tables, 402 hotel rooms and various food and beverage outlets.  The Lodge has 1,000 slot machines, 39 gaming tables, 50 hotel rooms and various food and beverage outlets.  Finally, the Mardi Gras has 680 slot machines, 16 gaming tables and various food and beverage outlets.

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

Gasoline prices affect our customers’ willingness to travel to the Black Hawk/Central City gaming market.  We believe that recent gasoline prices increases have had and any additional gasoline price increases will have an adverse affect on our result of operations.

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

Employees and Labor Relations

Riviera Las Vegas

As of December 31, 2010, Riviera Las Vegas had 947 full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 600 employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, musicians, electricians and painters.  Riviera Las Vegas’ agreement with the Painters’ Union expired on May 31, 2010 and the agreement Carpenters’ Union will expire on July 31, 2011.  We are continuing to negotiate the terms of the Painters’ Union contract and are currently operating under the terms of the expired agreement.  Agreements with the Southern Nevada Culinary and Bartenders Union, which cover the majority of our unionized employees, were renewed in 2007 and expires in 2013 (term of agreement was extended for one year during 2009).  Our agreement with the Stagehands Union was renewed in 2009 and expires in 2012.  Our agreement with the Teamsters Union (primarily covers rooms department employees) was renewed in 2008 and expires in 2013.  Our Operating Engineers Union agreement was renewed in 2009 and expires in 2011 and our Electrician Union agreement was renewed in 2009 and expires in 2012.  Our collective bargaining agreement with the Musicians Union expired in 1999 and we continue to operate under the terms of that agreement.  Although unions have been active in Las Vegas, Riviera Las Vegas considers its employee relations to be satisfactory.  There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Las Vegas.

Riviera Black Hawk

As of December 31, 2010, Riviera Black Hawk had 228 full-time equivalent employees none of whom are covered by collective bargaining agreements.  There can be no assurance that unions will not succeed in organizing parts or all of our labor force at Riviera Black Hawk.  If any union is successful in organizing at Riviera Black Hawk, there can be no assurance that an agreement will be reached without union action or on mutually satisfactory terms.

Regulation and Licensing

Nevada

Nevada Gaming Authorities

The ownership and operation of casino gaming facilities in Nevada are subject to: (1) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and (2) various local ordinances and regulations.  Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the State of Nevada Gaming Control Board (the “Nevada Board”), the Clark County Business License Department and the Clark County Liquor and Gaming Licensing Board (collectively, the “Clark County Board”), all of which are collectively referred to as the “Nevada Gaming Authorities.”

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

Riviera Operating Corporation is required to be and is licensed by the Nevada Gaming Authorities (a “Corporate Licensee”).  The gaming license held by Riviera Operating Corporation requires the periodic payment of fees and taxes and is not transferable.  Riviera Operating Corporation is also licensed as a manufacturer and distributor of gaming devices.  Such licenses require the periodic payment of fees and are not transferable.  We are registered by the Nevada Commission as a publicly traded corporation (a ”Registered Corporation”) and have been found suitable to own the stock of Riviera Operating Corporation.  As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information, which the Nevada Commission may require.  No person may become a stockholder of, or receive any percentage of profits from, Riviera Operating Corporation without first obtaining licenses and approvals from the Nevada Gaming Authorities.  We and Riviera Operating Corporation have obtained, from the Nevada Gaming Authorities, the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

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

If it were determined that the Nevada Act was violated by Riviera Operating Corporation, the gaming license it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, we or Riviera Operating Corporation and the persons involved could be subject to substantial fines for each violation of the Nevada Act, at the discretion of the Nevada Commission.  Further, a supervisor could be appointed by the Nevada Commission to operate our casino and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada.  Limitation, conditioning or suspension of the gaming license of Riviera Operating Corporation or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

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

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission.  The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing.  However, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 11% of our voting securities as a result of a stock repurchase by us may not be required to file such an application.  Further, an institutional investor that acquires more than 10% but not more than 25% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only.  An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of our voting securities and maintain its waiver where the additional ownership results from a stock repurchase by us.  An institutional investor shall not be deemed to hold our voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities which are deemed consistent with holding our voting securities for investment purposes only include:  (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent.  If the beneficial holder of our voting securities who must be found suitable is a business entity or trust, it must submit detailed business and financial information including a list of beneficial owners.  The applicant is required to pay all costs of investigation.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada corporate gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming.  The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:  (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs.  Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated.  The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

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

Any person who is licensed, required to be licensed, registered, or required to be registered, or a person who is under common control with any of such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of such person’s participation in such foreign gaming.  The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission.  Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act.  Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, have contact with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

Regulatory Structure

The Colorado Act subjects the ownership and operation of limited stakes gaming facilities in Colorado to extensive licensing and regulation by the Colorado Commission.  The Colorado Commission has full and exclusive authority to promulgate, and has promulgated, rules and regulations governing the licensing, conduct and operation of limited stakes gaming.  The Colorado Act also created the Colorado Division of Gaming (the “Division of Gaming”) within the Colorado Revenue Department to license, regulate and supervise the conduct of limited stakes gaming in Colorado.  The division is supervised and administered by the Director of the Division of Gaming.

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

The City of Black Hawk assesses an annual device fee of $750.00 per device on all gaming devices exceeding 50. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city.  In addition, the City of Black Hawk also has imposed other fees, including a business improvement district fee and a monthly transportation authority device fee, calculated based on the number of devices and may revise the same or impose additional fees.

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

Pursuant to Rule 4.5, persons (including institutional investors) who acquire direct or indirect beneficial ownership of either (1) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of organization the Rule 4.5 charter provisions, or (2) a 5% or greater beneficial interest in a gaming licensee, directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee (collectively such persons are hereinafter referred to as the “qualifying persons”), must notify the Division of Gaming within 10 days of such acquisition, must submit all requested information, and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission.  It is the current practice of the gaming regulators to require findings of suitability for persons or entities beneficially owning 5% or more of a direct or indirect beneficial ownership or interest, other than certain institutional investors discussed below.  Licensees also must notify any qualifying persons of these requirements.

A qualifying person (other than certain institutional investors discussed below) whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities.  Licensees must also notify any qualifying persons of these requirements.  Whether or not notified, qualifying persons are responsible for complying with these requirements.

A qualifying person who is an institutional investor under Rule 4.5 and who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.  Rule 4.5 defines an institutional investor to include certain classes of banks, insurance companies, investment companies, investment advisors, collective trust funds, employee benefit plans, pension funds, and groups composed of persons otherwise individually qualifying pursuant to the definition in the rule.  If certain institutional investors provide specified information to the Division of Gaming within 45 days after acquiring their interest (which, under the current practice of the Division of Gaming is an interest of 5% or more, directly or indirectly) and are holding for investment purposes only, those institutional investors, in the Colorado Commission’s discretion, may be permitted to own up to a 15% interest before being required to be found suitable.

The Colorado Regulations also provide for exemption from the requirements for a finding of suitability when the Colorado Commission finds such action to be consistent with the purposes of the Colorado Act.  Notwithstanding the foregoing, the Colorado Commission may require any person having or acquiring an interest, however limited or indirect, in a license or a licensee to undergo a full suitability investigation and pay the cost of the investigation in the same manner as an applicant.

Where there is a distinction between the record owner and the beneficial owner of stock or other interests in a licensee or applicant, the Division of Gaming will review the circumstances to determine, in its discretion, whether either or both must apply for suitability.

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

Federal Registration

Riviera Operating Corporation is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines.  All requisite filings for 2010 have been made.

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

Risks Related to our Current Reorganization cases under Chapter 11 of the U.S. Bankruptcy Code

If the Plan of Reorganization is Substantially Consummated, our shareholders will receive nothing.

If the Plan of Reorganization is Substantially Consummated (see “Bankruptcy Proceedings” under Item 1 above), all existing equity interests of the Company shall be cancelled and such equity holders shall receive nothing.  As a result, current and potential investors should be aware that any interest they hold in the Company will decrease in value and become worthless through the bankruptcy proceeding.

Specific Risks Related to our Current Reorganization

On the Petition Date (July 12, 2010), the Debtors (RHC, RBH and ROC) filed voluntary petitions in the Bankruptcy Court for reorganization of its business and to have the Chapter 11 Cases jointly administered, as disclosed on a Form 8-K filed with the SEC on July 14, 2010.  On the Petition Date and prior to the commencement of the Chapter 11 Cases, the Company entered into the Lock-Up Agreement with holders (the Consenting Lenders), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under Debtors’ credit and fixed rate swap agreements, which are described in detail in Note 9 to the audited consolidated financial statements accompanying this Form 10-K.  Pursuant to the Lock-Up Agreement, the Consenting Lenders were contractually obligated to support the restructuring of the Debtors in accordance with the Plan of Reorganization.  Moreover, the Lock-Up Agreement contractually obligated the parties to move forward with the Plan of Reorganization for each of the Debtors.

At the Confirmation Hearing on November 8, 2010, the Bankruptcy Court concluded that the Plan of Reorganization, as previously amended and modified at the Confirmation Hearing, met the requirements for confirmation, including that the requisite classes of creditors voted in favor of the Plan of Reorganization, and confirmed the Plan of Reorganization.  The entry of a formal order by the Bankruptcy Court confirming the Plan of Reorganization was approved by the Bankruptcy Court and became effective on December 1, 2010.

During the Chapter 11 Cases and until the Substantial Consummation Date, our operations are subject to the risks and uncertainties associated with bankruptcy including, but not limited to, the following:

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

•
There can be no assurance that we will be able to successfully consummate the Plan of Reorganization with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and the Company’s creditors and other parties in interest.  Additionally, third parties may seek and obtain the appointment of a Chapter 11 Trustee, or to convert the cases to Chapter 7 cases.

Even assuming a successful emergence from Chapter 11, there can be no assurance as to the overall long-term viability of our reorganized company.

We May Not Be Able To Consummate The Plan Of Reorganization.

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

 We are currently operating under Chapter 11 of the Bankruptcy Code, and our continuation as a going concern is contingent upon, among other things, substantially consummating a reorganization plan as described in Item 1 above, maintaining our gaming licenses, complying with the terms of existing and future loan agreements, returning to profitability, generating sufficient cash flows from operations, obtaining financing sources to meet future obligations, maintaining the support of key vendors and customers and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control.  Further, it is uncertain whether we will lose valuable contracts in the process of the Chapter 11 Cases.

The audited consolidated financial statements of Riviera Holdings Corporation included in this Form 10-K have been prepared assuming that the Company will continue as a going concern.  However, the report of our independent registered public accounting firm on the accompanying consolidated financial statements of Riviera Holdings Corporation as of and for the year ended December 31, 2010 includes an explanatory paragraph describing the existence of substantial doubt about the ability of the Company to continue as a going concern.  This report, as well as our uncertain ability to pay our debt service obligations, may adversely impact our ability to attract customers to our properties, attract and retain key executive employees and maintain and promote our properties which could materially adversely affect our results of operations.

Risks Relating To Our Business And Our Capital Structure

We Are in Breach of Covenants Under Our Credit Facility, Including Timely Payments of Interest, And May Need To Seek Debtor In Possession Financing Or Alternative Financing In The Future.

The Company has not complied with all covenants under the Credit Facility, including its obligation to make payments under the Credit Facility (see Note 9 to the accompanying audited consolidated financial statements).  Furthermore, the filing of the Debtors’ voluntary petitions in the Bankruptcy Court constituted an event of default that trigger certain repayment obligations arising under the Credit Facility.  Upon the occurrence of such event, the obligations arising under the Credit Agreement were automatically accelerated and all other amounts due thereunder became immediately due and payable.  The acceleration of the obligations under the Credit Agreement and the enforcement of the remedies under the Credit Facility as a result of an event of default were stayed as a result of the filings in the Bankruptcy Court.

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

The Plan of Reorganization to restructure our debt became effective on December 1, 2010.  Before the Plan of Reorganization can be substantially consummated, various regulatory and third party approvals must be obtained.  There is no assurance that all regulatory and third party approvals will be obtained.  If the Plan of Reorganization is not substantially consummated: (a) the Plan of Reorganization will be deemed null and void and the Company will then seek to reorganize pursuant to a different plan which will need to meet the confirmation standards of the Bankruptcy Code; (b) the Lockup Agreement will no longer be in effect; and (c) the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Our Independent Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern.  This Could Make It More Difficult For Us To Raise Funds and Adversely Affect Our Relationships With Lenders, Investors and Suppliers

Our independent registered public accounting firm included an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern in their audit reports contained in this Annual Report on Form 10-K for the year ended December 31, 2010 and in our Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008.  We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Current Disruption in the Credit Markets and its Effects on the Global and Domestic Economies Could Adversely Affect our Business.

Recent substantial volatility in the global capital markets and widely-documented commercial credit market disruptions had a significant negative impact on financial markets, as well as the global and domestic economies.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global financial markets will improve.  There is now general consensus among economists that the economies of the U.S. and much of the rest of the world were in a deep recession from late 2007 through 2009 and that the effects of this recession continue to be felt.  As a result, we have and are continuing to experience reduced demand for our hotel rooms, gaming products and other services.  Continued weakness in demand and in consumer and commercial spending may drive us and our competitors to continue to reduce pricing, in particularly room rates, which would have a negative impact on our gross profit.  These adverse effects would likely be exacerbated if current global economic conditions persist or worsen resulting in wide-ranging, adverse and prolonged effects on general business conditions and our operations, financial results and liquidity.

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

We do not have material assets or operations other than Riviera Las Vegas and Riviera Black Hawk.  Therefore, we are entirely dependent upon these two properties for our cash flow.  This makes us more sensitive to events and conditions affecting the markets in which we operate, including the following:

•	weak macroeconomic conditions;

•	weak local economic conditions;

•	increased competitive conditions;

•	inaccessibility due to weather conditions, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	a decline in automobile traffic due to higher gasoline prices;

•	changes in state and local laws and regulations, including those affecting gaming;

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

Market perceptions about our future prospects due to the Bankruptcy Proceedings described in Item 1 above may make it more difficult for us to find suitable replacements if we lose the services of our executives or other key personnel, which in turn might make it more difficult for us to attract and retain qualified personnel at that high level.

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

Our Business, Financial Condition, Results Of Operations And Future Prospects Are Dependent On Many Factors That Are Beyond Our Control

The economic health of our business is generally affected by a number of factors that are beyond our control, including:

•	the ability to Substantially Consummate the Plan of Reorganization as described in Item 1 above;

•	general economic conditions including the impact of a worsening macroeconomic environment;

•	economic conditions specific to our primary markets;

•	general condition of the banking and credit markets;

•	decline in tourism and travel due to concerns about homeland security, terrorism or other destabilizing events;

•	decline in the Las Vegas convention business;

•	the ability to renegotiate union contracts in Las Vegas;

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

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  If the State of Nevada or Clark County, Nevada were to increase gaming taxes and fees, our results of operations could be adversely affected.  There are several gaming tax increase proposals currently circulating in Nevada. One such proposal, a 3% increase in the hotel room revenue tax, was approved in March 2009 by the Nevada legislature. These proposals would take the form of voter referendum.  If successfully implemented, such an increase would have a material adverse affect on our financial condition, results of operations or cash flows.

If Clark County increases facilities inspection fees and such inspections result in significant remedial actions, our results of operations could be adversely affected.

During the last several months, Clark County Authorities commenced a program to inspect the facilities at Las Vegas hotels and casinos primarily for building code compliance and life and safety issues.  Inspections of Riviera Las Vegas are scheduled for 2011 and we are responsible for the inspection costs as well as the cost to correct any significant issues outlined in the inspector’s report.  If the costs of these inspections and related corrective actions are significant, it could have a material adverse affect on our financial condition, results of operations or cash flows.

Risks Relating To Our Common Stock

Our Stock Price Has Been Volatile Which Could Result In Substantial Losses For Our Stockholders.

During the 52 weeks ended December 31, 2010, our stock’s average closing sale price as reported on the Pink OTC Markets quotation system fluctuated from a high of $0.51 per share to a low of $0.03 per share.  On average, 43,344 shares traded per day for the three months ended December 31, 2010.  The volatility of the trading price of our stock could be due to many factors including, but not limited to:

•
effect that if the Plan of Reorganization is Substantially Consummated (see “Bankruptcy Proceedings” under Item 1 above), all existing equity interests of the Company shall be cancelled and such equity holders shall receive nothing;

•	the effect of the Credit Defaults, as described in Note 9 to the accompanying audited consolidated financial statements;

•	the effect of the Company filing for protection under Chapter 11 of the U. S. Bankruptcy Code;

•	the effect of our independent auditors expressing doubt about our ability to continue as a going concern;

•	the relatively low liquidity and marketability associated with trading in the over-the-counter market;

•	the relatively low trading price of and trading volume for our stock;

•	current economic conditions and expectation regarding future economic conditions;

•	quarterly fluctuations in our financial results;

•	the effect that fluctuations in our stock price will have on other parties’ willingness to make a proposal to acquire us;

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

Interruption in the quotation of our common stock on the Pink Sheets has negatively affected the trading volume and price of our common stock.

Due to an administrative error by FINRA and the Pink Sheets relating to the Bankruptcy Cases, quotation of our common stock on the Pink Sheets was interrupted but then reinstated during February 2011.  Quotation of our common stock continues to be negatively affected by this interruption, which, in addition to the Bankruptcy Cases, has contributed to the decline in trading volume and price of our common stock.

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

In addition to the above, a buyer would be required to pay our Swap balance of $22.1 million.  Moreover, a buyer would be required to pay accrued interest on the Credit Facility and Swap which was $26.0 million as of December 31, 2010.

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

On November 19, 2008, we entered into a separate investment agreement (each an “Investment Agreement”) with each of Plainfield Special Situations Master Fund Limited (“Plainfield”) and Desert Rock Enterprises LLC (“Desert Rock”) relating, among other things, to the acquisition of our common stock.   We currently do not have any plans to issue and sell any shares of our common stock to either Plainfield or Desert Rock.  The principal terms of each agreement provides for, among other things, (a) that our Board of Directors has, in connection with their potential acquisition of our common stock, (i) waived, in accordance with subsection 7(g) of Article III of our Articles of Incorporation, the voting limitation set forth in subsection 7(b) of Article III of the Articles of Incorporation with respect to Desert Rock and Plainfield (and their respective affiliates and related entities collectively, the “Investor Group”), and (ii) approved the acquisition of our common stock pursuant to the Investment Agreements in accordance with the provisions of subsection 78.438(1) of Title 7 of the Nevada Revised Statutes, (b) each Investor Group’s agreement not to directly or indirectly acquire any of our common stock, or otherwise become part of a group, if immediately after giving effect to such acquisition or group formation, the Investor Group, or any group of which it is a part, would have beneficial ownership of our common stock in excess of fifteen percent (15%) of the outstanding common stock, unless specifically approved in writing by our Board of Directors, subject to certain limited exceptions, (c) an agreement by each of Plainfield and Desert Rock to a standstill period (which ended on September 1, 2010) during which time it could not take certain actions involving the Company including without limitation to solicit proxies or become a participant in a proxy solicitation with respect to our securities or submit a proposal or offer involving a merger, business combination, acquisition tender or other similar type transaction, except under certain limited circumstances, (d) ) an agreement by each of Plainfield and Desert Rock not to vote any securities it holds in excess of the amount permitted to be purchased pursuant to clause (b) above, and (e) ) each of Plainfield and Desert Rock to seek to obtain any approvals that may be required from the Nevada and Colorado gaming authorities in connection with the acquisition of our common stock pursuant to the Investment Agreements.

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

As defined in Nevada gaming regulations, any person who acquires more than 5% of a Registered Corporation’s voting securities must report the acquisition to the Nevada Commission.  Nevada gaming regulations also require that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing.  However, an “institutional investor,” as defined in the Nevada gaming regulations, which acquires more than 10%, but not more than 11% of our voting securities as a result of a stock repurchase by us may not be required to file such an application.  Further, an institutional investor that acquires more than 10% but not more than 25% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only.  An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of our voting securities and maintain its waiver where the additional ownership results from a stock repurchase by us.  However, any beneficial owner of our voting securities, regardless of the number of shares owned, may be required, at the discretion of the Nevada Commission, to apply for a finding of suitability.  A finding of suitability is comparable to licensing, and the applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting the investigation.

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

As discussed in Item 1 above under “Bankruptcy Proceedings”, on July 12, 2010 (the Petition Date), the Debtors filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada for reorganization of its business and to have the Chapter 11 Cases jointly administered, as disclosed in a Form 8-K filed with the SEC on July 14, 2010.  During the Chapter 11 Cases, the Debtors, under the direction of the Company’s existing management team, continue to manage their properties and operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Title 11 of the United States Bankruptcy Code.  It is not possible to predict with certainty the outcome of the Chapter 11 Case or its effect on our business or the actions described below. (see “Bankruptcy Proceedings” under Item 1 above).

We are party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Commencing June 26, 2009, our common stock was available for quotation on the OTC Pink market tier of OTC Markets Group Inc. (the “Pink Sheets”) under the symbol “RVHLQ”.  Prior to that, our common stock had been traded on the NYSE AMEX under the symbol “RIV”.  Due to an administrative error by FINRA and the Pink Sheets relating to the Bankruptcy Cases, quotation of our common stock on the Pink Sheets was interrupted but then reinstated during February 2011.  Quotation of our common stock continues to be negatively affected by this interruption.  The “Pink Sheets” is an over-the-counter market which generally provides significantly less liquidity than established stock exchanges such as the NYSE AMEX, and quotes for stocks included in the “pink sheets” are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely in the “pink sheets” may be difficult to obtain, and shareholders may find it difficult to resell their shares. As of March 17, 2011, we had approximately 450 stockholders of record and individual participants in security position listings.  There are a significantly greater number of stockholders whose shares are held in street name. We estimate that we have at least 2,300 beneficial holders in total.

We have never paid dividends on our common stock and do not expect to pay dividends (cash or otherwise) on our common stock for the foreseeable future.  Our ability to pay dividends is primarily dependent upon receipt of dividends and distributions from our subsidiaries, which include the operations of Riviera Las Vegas and Riviera Black Hawk.

The table below sets forth (a) the high and low sale prices of the Common Stock for the first two fiscal quarters of 2009, based on closing prices of Common Stock reported on the NYSE AMEX exchange and (b) the high and low bid prices of the Common Stock by quarter for the last two fiscal quarters of 2009 and all four fiscal quarters of 2010, based on closing prices of Common Stock reported on the Pink Sheets, which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
HIGH	$0.51	$0.40	$0.29	$0.07
LOW	0.32	0.26	0.04	0.03

2009
HIGH	$4.79	$2.42	$0.79	$0.74
LOW	1.05	0.34	0.40	0.30

Equity Compensation Plan Information (as of December 31, 2010)

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	204,000	$7.93	1,060,000

Equity compensation plans not approved by security holders (2)	0	N/A	208,872	(1)

Total	204,000	$7.93	1,268,872

(1)
Of the 208,872 shares referenced in column C of the above table, 162,852 are from our Restricted Stock Plan and 46,020 are from our Stock Compensation Plan for Directors Serving on the Compensation Committee, which are described in Notes 13 and 14 of our audited consolidated financial statements included in this report.  We have a Stock Compensation Plan, under which directors who are members of the Compensation Committee have the right to receive all or part of their annual fees in the form of Common Stock having a fair market value equal to the amount of their fees.  Of the 50,000 shares that are allocated to this plan, 46,020 remain available for issuance.

(2)	Restricted Stock for employees issued in 2005, which was not approved by security holders, fully vested during 2010.

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bankruptcy Proceedings

On July 12, 2010 (the Petition Date), RHC, RBH and ROC (collectively the Debtors) filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada (the Bankruptcy Court) for reorganization of its business and to have the Chapter 11 cases (the Chapter 11 Cases) jointly administered, as disclosed in a Form 8-K filed with the SEC on July 14, 2010 (the July 14th 8-K).  The bankruptcy filings constitute an event of default under the Credit Facility and obligations arising under the Credit Agreement are automatically accelerated and all other amounts due become immediately due and payable.  Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Bankruptcy Court.

On the Petition Date and prior to the commencement of the Chapter 11 Cases, the Company entered into a restructuring and lock-up letter agreement (the Lock-Up Agreement) with holders (the Consenting Lenders), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under the Company’s credit and fixed rate swap agreements which are described in detail in Note 9 to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K.  Pursuant to the Lock-Up Agreement, the Consenting Lenders are contractually obligated to support the restructuring of the Company in accordance with the Debtor’s Joint Plan of Reorganization (as amended, the Plan of Reorganization) together with the proposed disclosure statement (as amended, the Disclosure Statement), which supports the Plan of Reorganization.  Moreover, the Lock-Up Agreement contractually obligated the parties to move forward with the Plan of Reorganization for each of the Debtors.  The original Joint Plan of Reorganization, together with the Disclosure Statement, was filed with the Bankruptcy Court on the Petition Date.  The First Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ First Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 7, 2010 and the Second Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ Second Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 17, 2010.

On the Petition Date, the Debtors filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered and a motion (the Cash Collateral Motion) to approve a stipulation authorizing the use of cash collateral and granting adequate protection (the Cash Collateral Stipulation).  Under the Cash Collateral Stipulation, the Debtors, the administrative agent and the signatories to the Lock-up Agreement agreed that all disputes between the administrative agent, Consenting Lenders and the Debtors regarding Debtors’ cash on hand and operating cash flows and the use thereof as provided for by Section 363 of the Bankruptcy Court are reserved.  Furthermore, Debtors may use their operating cash flows and cash on hand to fund their operations and capital expenditure needs during the period commencing on the approval of the Cash Collateral Stipulation by the Bankruptcy Court and ending on the date the Plan of Reorganization is substantially consummated (the Substantial Consummation Date) in accordance with the 13 week budget which accompanies the Cash Collateral Stipulation and is updated for each 13 week period until the Substantial Consummation Date.  The Cash Collateral Motion was approved by the Bankruptcy Court on an emergency basis on July 15, 2010, however, all of the other first-day motions were granted final approval on July 15, 2010.  The Cash Collateral Motion was approved on a final basis on August 5, 2010 but with the proviso that payments made to professionals retained by either the holders of or the administrative agent of the Debtors credit and fixed rate swap agreement as adequate protection subject to being re-characterized as principal reductions against the credit and fixed rate swap obligations.

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

During the Chapter 11 Cases, the Debtors, under the direction of the Company’s existing management team, continue to manage their properties and operate their business under the jurisdiction of the Bankruptcy Court and in accordance with Title 11 of the United States Bankruptcy Code.  The Debtors anticipate that they will continue to pay employees and vendors, and honor customer deposits and commitments without interruption or delay through the Substantial Consummation Date of the Plan of Reorganization.

On the Petition Date, in connection with the Lock-Up Agreement, the Debtors and Backstop Lenders executed a Backstop Commitment Agreement (as amended, the Backstop Agreement) to provide assurance that the Designated New Money Investment will be funded in the aggregate amount of $20 million and the Working Capital Facility will be committed in the aggregate principal amount of $10 million. The Backstop Agreement provides that the Backstop Lenders have committed to fund their pro rata share of the Designated New Money Investment and pro rata share of the Working Capital Facility, and, further, to backstop an additional percentage of the Designated New Money Investment and Working Capital Facility as specified therein to the extent that any Senior Secured Lender (other than a Backstop Lender) elects not to participate according to its full pro rata share in funding the Designated New Money Investment and Working Capital Facility.  The original Backstop Agreement was filed with the Bankruptcy Court on the Petition Date.  The First Amended Backstop Agreement was filed with the Bankruptcy Court on September 14, 2010 and the Second Amended Backstop Agreement was filed with the Bankruptcy Court on October 28, 2010.

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

On September 21, 2010, the Bankruptcy Court found that the Disclosure Statement as modified to reflect changes, if any, made or ordered on the record contained “adequate information” within the meaning of Section 1125 of the Bankruptcy Code.  The Bankruptcy Court held a hearing to consider confirmation of the Plan of Reorganization on November 8, 2010 (the Confirmation Hearing).  Beforehand, ballots along with the Disclosure Statement and Plan of Reorganization were distributed to classes of creditors entitled to vote on the Plan of Reorganization.  At the Confirmation Hearing, the Bankruptcy Court concluded that the Plan of Reorganization, as amended and as modified at the Confirmation Hearing, met the requirements for confirmation, including that the requisite classes of creditors voted in favor of the Plan of Reorganization, and confirmed the Plan of Reorganization.  The Plan of Reorganization became effective on December 1, 2010.  Before the Plan of Reorganization can be substantially consummated, various regulatory and third party approvals must be obtained.  There is no assurance that all regulatory and third party approvals will be obtained.  If the Plan of Reorganization is not substantially consummated: (a) the Plan of Reorganization will be deemed null and void and the Company will then seek to reorganize pursuant to a different plan which will need to meet the confirmation standards of the Bankruptcy Code; (b) the Lockup Agreement will no longer be in effect; and (c) the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Our primary marketing focus in Las Vegas is to maximize gaming revenues and grow revenue per available room, or RevPar.  To maximize gaming revenues, we market directly to members of our Club Riviera utilizing customized mail offerings and special promotions to entice players to visit and game at the property.  We frequently use complimentary room, food and beverage and entertainment products to increase player visits and gaming revenues.  We also use various promotions to entice hotel guests that are not members of Club Riviera to join the Club Riviera and game at the property.  To grow RevPar, we are leveraging our remodeled hotel rooms and significant convention space to entice meeting planners and convention coordinators to choose Riviera Las Vegas for their events.  Moreover, we are showcasing our new hotel room product to grow our tour and travel and Internet sales.

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

2010 Compared to 2009

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. EBITDA from properties is presented on the following schedule:

(Dollars in thousands)	2010	2009	Variance $	Variance %
Net Revenues:
Riviera Las Vegas	$79,335	$91,880	$(12,545)	-13.7%
Riviera Black Hawk	39,821	42,169	(2,348)	-5.6%
Total Net Revenues	$119,156	$134,049	$(14,893)	-11.1%

Property EBITDA
Riviera Las Vegas	$1,423	$9,635	$(8,212)	-85.2%
Riviera Black Hawk	8,851	9,892	(1,041)	-10.5%
Property EBITDA (1)	$10,274	$19,527	$(9,253)	-47.4%

Other costs and expenses:
Corporate expenses
Share-based compensation	115	579	(464)	-80.1%
Other corporate expense	3,260	3,496	(236)	-6.8%
Depreciation	13,543	14,870	(1,327)	-8.9%
Restructuring fees	1,270	2,233	(963)	-43.1%
Gain on retirement of bonds	-	(161)	161	NM
Change in fair value of derivative instruments	-	5,320	(5,320)	NM
Interest expense, net	8,300	18,049	(9,749)	-54.0%
	26,488	44,386	(17,898)	-40.3%
Loss before reorganization items and income tax provision	(16,214)	(24,859)	8,645	34.8%
Reorganization items	(4,623)	-	(4,623)	NM
Loss before income tax provision	(20,837)	(24,859)	4,022	16.2%
Income tax provision	-	-	-	NM
Net loss	$(20,837)	$(24,859)	$4,022	16.2%

Property EBITDA Margins (2)
Riviera Las Vegas	1.8%	10.5%	-8.7%
Riviera Black Hawk	22.2%	23.5%	-1.3%

(1)
Property EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors.  We use property-level EBITDA (EBITDA before corporate expenses) as the primary measure of operating performance of our properties, including the evaluation of operating personnel.  EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments that are not reflected in EBITDA.  Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than we do (see Note 19 to the audited consolidated financial statements in this report for the reconciliation of EBITDA to net loss).

(2)	Property EBITDA margins represent property EBITDA as a percentage of net revenues by property.

The following tables sets forth for the twelve months ended December 31, 2010 and 2009 certain costs and expenses, excluding intercompany management fee income and expenses, for Riviera Las Vegas, Riviera Black Hawk and Corporate:

2010 Segmented Direct Costs and Expenses

(Dollars in thousands)	Riviera Las Vegas	Riviera Black Hawk	Corporate	Consolidated

Operating costs and expenses:
Casino	$19,877	$20,797	$-	$40,674
Room rental	18,527	-	-	18,527
Food and beverage	13,236	1,125	-	14,361
Entertainment	2,385	-	-	2,385
Other	1,129	-	-	1,129
General and administrative	22,758	9,048	3,260	35,066

Other operating costs and expenses:
Corporate expenses
Share-based compensation	-	-	115	115
Depreciation	9,812	3,731	-	13,543
Restructuring fees	-	-	1,270	1,270
Total direct costs and expenses	$87,724	$34,701	$4,645	$127,070

2009 Segmented Direct Costs and Expenses

(Dollars in thousands)	Riviera Las Vegas	Riviera Black Hawk	Corporate	Consolidated

Operating costs and expenses:
Casino	$22,240	$21,465	$-	$43,705
Room rental	18,824	-	-	18,824
Food and beverage	14,202	1,485	-	15,687
Entertainment	3,320	-	-	3,320
Other	1,169	-	-	1,169
General and administrative	22,491	9,326	3,496	35,313

Other operating costs and expenses:
Corporate expenses
Share-based compensation	-	-	579	579
Depreciation	10,762	4,108	-	14,870
Restructuring fees	-	-	2,233	2,233
Total direct costs and expenses	$93,008	$36,384	$6,308	$135,700

Riviera Las Vegas

Revenues

Net revenues for the twelve months ended December 31, 2010 were $79.3 million, a decrease of $12.6 million, or 13.7%, from $91.9 million for the comparable period in the prior year.

Casino revenues for the twelve months ended December 31, 2010 were $35.3 million, a decrease of $5.9 million, or 14.3%, from $41.2 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $28.6 million, a decrease of $4.3 million, or 13.1%, from $32.9 million and table game revenue was $6.0 million, a decrease of $1.3 million, or 17.6% from $7.3 million.  Slot machine and table game revenues decreased primarily due to less wagering as a result of the slower economy and less walk-in customers due to reduced activity at the North end of the Las Vegas Strip.  Slot machine win per unit per day for the twelve months ended December 31, 2010 was $89.47, a decrease of $5.37, or 5.7%, from $94.84 for the comparable period in the prior year.  There were 875 slot machines on the floor, on average, during the twelve months ended December 31, 2010 compared with 950 slot machines on the floor, on average, during the same period in the prior year.  To add excitement to the casino floor and capture more gaming revenues from hotel guests, we established a new table gaming pit with six table games and two stages for exotic pole dancers.  The exotic pole dancing commenced October 2010 with performances primarily on the weekends and in conjunction with expanded entertainment offerings in the Le Bistro Bar Lounge adjacent to the casino floor.

Room revenues for the twelve months ended December 31, 2010 were $33.4 million, a decrease of $2.1 million, or 5.9%, from $35.5 million for the comparable period in the prior year.  The decrease in room revenues was primarily due to a $3.59, or 5.9%, reduction in average daily room rates, or ADR, to $57.01 for the twelve months ended December 31, 2010 from $60.60 for the comparable period in the prior year.  The $3.59 decrease in ADR resulted in a $2.0 million decline in room revenues.  The decrease in ADR was largely the result of a $1.49, or 3.6%, decrease in leisure segment room rates and a $14.97, or 15.5%, decrease in convention segment room rates.  Leisure segment room rates were $41.42 and $39.93 and convention segment room rates were $96.40 and $81.43 for the twelve months ended December 31, 2010 and 2009, respectively.  We have had to lower our convention ADR to retain convention business and remain competitive. Increased hotel room and convention space supply has weakened demand.  As market conditions soften, other properties have aggressively marketed convention groups that have traditionally held their functions at the Riviera Las Vegas.  We are evaluating and identifying possible new target markets and niches to offset eroding convention segment demand.  For the twelve months ended December 31, 2010, leisure segment ADR was $39.93 and convention segment ADR was $81.43.

Hotel room occupancy percentage (based on available room) for the twelve months ended December 31, 2010, was 80.8% compared to 77.4% for the same period in the prior year.  5.9% of total hotel rooms were unavailable during the twelve months ended December 31, 2010 in comparison to 3.5% during the same period in the prior year.  Hotel room occupancy percentage (based on total rooms) for the twelve months ended December 31, 2010, was 74.9% compared to 73.9% for the same period in the prior year.  The number of leisure segment occupied rooms increased by 4.5% while the number of rooms provided to our convention customers and to our casino customers on a complimentary or discounted basis declined by 0.4% and 8.7%, respectively.  Revenue per available room, or RevPar, was $46.07 for the twelve months ended December 31, 2010, a decrease of $0.86, or 1.8%, from $46.93 for the comparable period in the prior year.  The decrease in RevPar was due to the $3.59 decrease in ADR as described above.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  Room revenues included $6.8 million in revenues related to hotel room nights offered to high-value guests on a complimentary basis for both of the twelve months ended December 31, 2010 and 2009.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the twelve months ended December 31, 2010 were $14.6 million, a decrease of $2.6 million, or 15.1%, from $17.2 million for the comparable period in the prior year.  The decrease was due to $1.8 million decrease in food revenues and $0.8 million decrease in beverage revenues.  The decrease in food revenues was due less customer demand primarily in our coffee shop and buffet due to weaker economic conditions and increased competition from the Queen Victoria Pub, which opened during the second quarter of 2010, and the food court, which is now fully leased.  Food covers decreased 23.4% compared to the prior year.  Conversely, the average check increased $1.47, or 11.6% to $14.19.  Beverage revenues decreased as a result of a 14.8% reduction in drinks served primarily due to fewer drinks served from our casino bars correlating with reduced casino patronage.  Food and beverage revenues included $3.5 million and $4.1 million in revenues related to food and beverages offered to high-value guests on a complimentary basis for the twelve months ended December 31, 2010 and 2009, respectively.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the twelve months ended December 31, 2010 were $4.1 million, a decrease of $3.9 million, or 48.8%, from $8.0 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  Entertainment revenues included $2.0 million and $3.4 million in revenues related to show tickets offered to high-value guests on a complimentary basis for the twelve months ended December 31, 2010 and 2009, respectively.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for the twelve months ended December 31, 2010 were $4.3 million, a decrease of $0.7 million, or 15.7%, from $5.0 million for the same period in the prior year.  The decrease in other revenues was primarily due a $0.5 million decline in tenant rental income as a result of vacancies and rent concessions.  In addition, during 2009, we reclassified $0.2 million in outstanding chip liability to miscellaneous income based on our determination that the chips were unlikely to be redeemed.

Promotional allowances were $12.3 million and $14.9 million for the twelve months ended December 31, 2010 and 2009, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.  Promotional allowances decreased primarily due to less complimentary offering redemptions.

Costs and Expenses

Costs and expenses for the twelve months ended December 31, 2010 were $87.7 million, a decrease of $5.6 million, or 5.7%, from $93.0 million for the comparable period in the prior year.

Casino costs and expenses for the twelve months ended December 31, 2010 were $19.9 million, a decrease of $2.4 million, or 10.6%, from $22.2 million for the comparable period in the prior year.  The decrease in casino expenses was primarily due to a $1.5 million decrease in casino marketing and promotional costs, a $0.7 million reduction in slot and table game payroll and related costs and a $0.3 million reduction in gaming taxes due to the decline in casino revenues.  The decline in casino marketing and promotional costs was due primarily to less redemptions of direct mail and other offerings and the reduction in slot and table game payroll was due to a concerted effort to reduce costs to offset gaming revenue declines.

Room rental costs and expenses for the twelve months ended December 31, 2010 were $18.5 million, a decrease of $0.3 million, or 1.6%, from $18.8 million for the comparable period in the prior year.  The decrease in room rental costs and expenses was mostly due to a $0.8 million decrease in payroll and related costs partially offset by a $0.2 million increase in marketing costs and expenses and a $0.2 million increase in rooms department operating costs and expenses.  The reduction in payroll and related costs was due to a concerted effort to reduce costs despite a 1.3% increase in the number of occupied hotel rooms.  The increase in marketing costs and expenses was related to additional complimentary offerings and higher convention and leisure segment sales related costs and the increase in rooms department operating costs and expenses was due to higher data processing costs and higher convention and travel agent commission costs.

Food and beverage costs and expenses for the twelve months ended December 31, 2010 were $13.2 million, a decrease of $1.0 million, or 6.8%, from $14.2 million for the comparable period in the prior year.  The decrease was primarily due to a $1.0 million reduction in food and beverage payroll and related costs to partially offset the $2.6 million decline in food and beverage revenues.

Entertainment department costs and expenses for thetwelve months ended December 31, 2010 were $2.4 million, a decrease of $0.9 million, or 28.2%, from $3.3 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is primarily due to a $1.6 million reduction in contractual payments to the entertainment producers as a result of less ticket sales due to the weak economy and the closure of select entertainment acts partially offset by higher costs and expenses associated with expanded complimentary entertainment offerings in the Le Bistro Bar Lounge adjacent to the casino floor.

General and administrative expenses for the twelve months ended December 31, 2010 were $22.8 million, an increase of $0.3 million, or 1.2%, from $22.5 million for the comparable period in the prior year.  The increase in other general and administrative expenses was due to a $0.5 million increase in workers compensation and health insurance costs and a $0.1 million increase in other general and administrative costs and expenses offset by a $0.3 million reduction in payroll expenses.

Property EBITDA

Property EBITDA for the twelve months ended December 31, 2010 was $1.4 million compared to Property EBITDA of $9.6 million for the comparable period in the prior year.  The decline of $8.2 million was principally due to decreased net revenues that were not offset with equivalent reductions in costs and expenses.

Property EBITDA margins for the twelve months ended December 31, 2010 was 1.8% in comparison to 10.5% for the same period in the prior year.  Property EBITDA margins decreased primarily due to the $3.59, or 5.9%, reduction in average daily room rates and the $5.9 million decrease in casino revenues.

Riviera Black Hawk

Revenues

Net revenues for the twelve months ended December 31, 2010 were $39.8 million, a decrease of $2.4 million, or 5.6%, from $42.2 million for the comparable period in the prior year.  The decrease was due primarily to a $2.1 million decrease in casino revenues to $38.9 million for the twelve months ended December 31, 2010 from $41.0 million for the same period in the prior year.  Casino revenues are comprised of revenues from slot machines and table games.

Slot machine revenues decreased $2.2 million, or 5.7%, to $37.2 million from $39.4 million for the comparable period in the prior year.  As noted above, on July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced roulette gaming.  Slot machine revenues surged in the initial months after we implemented these changes.  In 2010, consumer interest in the changes associated with the passage of Colorado Amendment 50 has waned and competition has increased.  As a result, slot machine revenues declined for the twelve months ended December 30, 2010.

The Black Hawk market slot machine coin-in grew 1.3% for the twelve months ended December 31, 2010 in comparison to the same period in the prior year.  However, Riviera Black Hawk’s slot machine coin-in declined by 7.5% for the twelve months ended December 31, 2010 in comparison to the same period in the prior year.  Riviera Black Hawk’s share of the Black Hawk Market slot machine coin-in for the twelve months ended December 31, 2010 was 9.8% in comparison to 10.8% for the same period in the prior year.  Our market share eroded as our competitors utilized complimentary hotel stays and aggressive cash offers to entice customers to play at their facilities.  Ameristar added a 536 guestroom hotel tower to its Black Hawk property which opened during the fall of 2009.  Ameristar has aggressively used the guestrooms to draw customers to their property.

Our total slot machine coin-in decreased $57.0 million, or 7.5%, to $700.0 million for the twelve months ended December 31, 2010 compared to $757.0 million for the same period in the prior year.  Slot machine win per unit per day declined $5.75, or 3.1%, to $179.34 from $185.09 for the same period in the prior year.  The decrease in slot win per unit per day was due to the $2.2 million decline in slot machine revenues.  On average, there were 750 and 759 slot machines on the casino floor during the twelve months ended December 31, 2010 and 2009, respectively.

Table games revenues increased $0.1 million to $1.7 million for the twelve months ended December 31, 2010 from $1.6 million for the same period in the prior year.  Table games revenues increased as a result of twelve months of increased limits, extended hours and roulette gaming in the current year in comparison to six months in the prior year.   As noted above, on July 2, 2009, the first day permissible to implement the changes associated with the passage of Colorado Amendment 50, we increased betting limits, extended hours and commenced roulette gaming.

Food and beverage revenues were $5.0 million and $6.3 million for the twelve months ended December 31, 2010 and 2009, respectively.  Food and beverage revenues include revenues related to items offered high-value guests on a complimentary basis.  Revenues related to food and beverage offered on a complimentary basis were $4.3 million and $5.5 million for the twelve months ended December 31, 2010 and 2009, respectively.  Food and beverage revenues declined primarily due to a $1.2 million reduction in food and beverage offered on a complimentary basis as a result of a $0.7 million reduction due to less redemptions of promotional offers and more stringent criteria for earning complimentary items and a $0.5 million reduction due to a change in the method for accounting for employee meals.

Other revenues were $0.2 million for the twelve months ended December 31, 2010, a decrease of $0.2 million, from $0.4 million for the prior year.  The decline was primarily due to a $0.1 million loss on the sale of slot machines recorded during the twelve months ended December 31, 2010 in comparison to a $0.1 million gain on the sale of slot machines recorded during the twelve months ended December 31, 2009.

Promotional allowances were $4.3 million and $5.5 million for the twelve months ended December 31, 2010 and 2009, respectively.  Promotional allowances are comprised of food and beverage items provided on a complimentary basis to our high-value casino players.  The decline in promotional allowances was due to a decline in food and beverage revenues related to items offered on a complimentary basis as described above.

Costs and Expenses

Costs and expenses for the twelve months ended December 31, 2010 were $34.7 million, a decrease of $1.7 million, or 4.6%, from $36.4 million for the comparable period in the prior year.

Costs and expenses decreased primarily due to a $0.7 million decrease in casino costs and expenses, a $0.4 million decrease in food and beverage costs and expenses, a $0.4 million decrease in depreciation expenses and a $0.3 million reduction in general and administrative costs.

Casino costs and expenses decreased primarily due to a $0.3 million decrease in marketing costs and expenses, a $0.3 million decrease in gaming taxes due to lower casino revenues and a $0.2 million decrease in payroll and related costs as a result of lower volume partially offset by a $0.1 increase in slot rental costs.  Casino marketing costs and expenses declined due to lower advertising costs.

In conjunction with the $1.3 million decline in food and beverage revenues, food and beverage costs and expenses decreased $0.4 million due to a $0.2 million decline in food and beverage costs of sales, a $0.1 million decrease in payroll and related costs and a $0.1 million reduction in contract labor costs.

Property EBITDA

Property EBITDA was $8.9 million and $9.9 million for the twelve months ended December 31, 2010 and 2009, respectively.  The $1.0 million property EBITDA decline was due to the $2.4 million decline in net revenues with insufficient offsetting costs and expenses.

Property EBITDA margins were 22.2% for the twelve months ended December 31, 2010 in comparison to 23.5% for the comparable period in the prior year.  Property EBITDA margins decreased due to the decrease in net revenues without correlating decreases in applicable costs and expenses.

Consolidated Operations

Other Cost and Expenses

Other costs and expenses were $26.5 million and $44.4 million for the twelve months ended December 31, 2010 and 2009, respectively.  The $17.9 million improvement was due primarily to a $9.7 million decrease in interest expense, a $5.3 million reduction in the amount recorded for loss in value of derivative instrument, a $1.3 decline in depreciation expense and a $1.0 million decline in restructuring fees.

Interest expense declined due to fewer days accrued and lower interest rates.  Interest expense was accrued for 193 days during the twelve months ended December 31, 2010 in comparison to 365 days during the same period in the prior year.  In accordance with ASC Topic 852, interest expense is recognized only to the extent it will be paid during the bankruptcy proceedings or that it will be an allowed claim.  As a result, we accrued interest on the Credit Facility and interest rate swap through the Petition Date of July 12, 2010 (see “Bankruptcy Proceedings” under Item 1 above).  Interest rates were lower due to the termination of our swap fixed interest rate on July 27, 2009.  Interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying interest rates which were lower than our swap fixed interest rate during the twelve months ended December 31, 2010.

No amounts were recorded during 2010 for change in fair value of derivative instrument due to the early termination of the instrument (see Note 9 of our audited consolidated financial statements in this report).

Depreciation expense declined due to the full depreciation of many assets without offsetting additions of depreciable assets.

Restructuring fees are comprised primarily of restructuring related legal and financial advisory fees incurred prior to the Petition Date.  Reorganization items are comprised of reorganization related expenses incurred after the Petition Date.  Reorganization items include legal, advisory and trustee fees incurred after the Petition Date in connection with the Chapter 11 cases (see “Bankruptcy Proceedings” under Item 1 above).

Restructuring fees declined due to less restructuring activities and related professional costs during the twelve months ended December 31, 2010 in comparison to the prior year.  Reorganization items increased due to the filing of the Chapter 11 Cases on the Petition Date as described in Item 1 above.

Net Loss

Net losses for the twelve months ended December 31, 2010 and 2009 were $20.8 million and $24.9 million, respectively.  The $4.0 million improvement was due to the $17.9 reduction in other costs and expenses partially offset by the $8.2 million and $1.0 million declines in EBITDA in Riviera Las Vegas and Riviera Black Hawk, respectively.

Results of Operations

2009 Compared to 2008

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk. Net revenues displayed in this table and discussed in this section are net of cash rebates and promotional allowances. EBITDA from properties is presented on the following schedule:

(Dollars in thousands)	2009	2008	Variance $	Variance %
Net Revenues:
Riviera Las Vegas	$91,880	$128,031	$(36,151)	-28.2%
Riviera Black Hawk	42,169	41,729	440	1.1%
Total Net Revenues	$134,049	$169,760	$(35,711)	-21.0%

Property EBITDA
Riviera Las Vegas	$9,635	$18,748	$(9,113)	-48.6%
Riviera Black Hawk	9,892	12,209	(2,317)	-19.0%
Property EBITDA (1)	$19,527	$30,957	$(11,430)	-36.9%

Other costs and expenses:
Corporate expenses
Share-based compensation	579	795	(216)	-27.2%
Other corporate expense	3,496	3,857	(361)	-9.4%
Depreciation	14,870	14,883	(13)	-0.0%
Mergers, acquisitions and development costs, net	-	191	(191)	NM
Restructuring fees	2,233	-	2,233	NM
Gain on retirement of bonds	(161)	-	(161)	NM
Change in fair value of derivative instruments	5,320	3,556	1,764	49.6%
Interest expense, net	18,049	17,091	958	5.6%
	44,386	40,373	4,013	9.9%

Net loss before income tax provision	(24,859)	(9,416)	(15,443)	-164.0%
Income tax provision	-	(2,446)	2,446	NM
Net loss	$(24,859)	$(11,862)	$(12,997)	-109.6%

Property EBITDA Margins (2)
Riviera Las Vegas	10.5%	14.6%	-4.1%
Riviera Black Hawk	23.5%	29.3%	-5.8%

(1)
Property EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies by certain investors.  We use property-level EBITDA (EBITDA before corporate expenses) as the primary measure of operating performance of our properties, including the evaluation of operating personnel.  EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments that are not reflected in EBITDA.  Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than we do (see Note 19 to our audited consolidated financial statements in this report for the reconciliation of EBITDA to net loss).

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

Hotel room occupancy per available room for the twelve months ended December 31, 2009 was 77.4% compared to 83.8% for the same period in the prior year.  The 6.4% decrease in hotel room occupancy resulted in a $3.7 million decrease in room revenues.  Revenue per available room, or RevPar, was $46.93 a decrease of $22.47, or 32.4%, from $69.40 for the comparable period in the prior year.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  The decrease in RevPar was the result of a 6% decrease in total occupied rooms and a decrease in average daily room rates as described above.  Room revenues included $6.8 million and $7.8 million in revenues related to hotel room nights offered to high-value guests on a complimentary basis for the twelve months ended December 31, 2009 and 2008, respectively.

Food and beverage revenues for the twelve months ended December 31, 2009 was $17.2 million, a decrease of $6.2 million, or 26.5%, from $23.4 million for the comparable period in the prior year.  The decrease was due to a $4.4 million decrease in food revenues and a $1.8 million decrease in beverage revenues.  Food covers decreased 19.7% and the average check decreased 8.4% from the comparable period in the prior year as a result of the weak economy, reduced hotel occupancy and the strategic closure of select food and beverage outlets during low hotel occupancy periods.  Beverage revenues decreased primarily as a result of less complimentary drinks served from our casino bars due to reduced casino patronage.   Food and beverage revenues included $4.1 million and $5.6 million in revenues related to food and beverages offered to high-value guests on a complimentary basis for the twelve months ended December 31, 2009 and 2008, respectively.

Entertainment revenues for the twelve months ended December 31, 2009 were $8.0 million, a decrease of $5.4 million, or 40.5%, from $13.4 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to weak economic conditions resulting in closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues.  Entertainment revenues included $3.4 million and $3.6 million in revenues related to show tickets offered to high-value guests on a complimentary basis for the twelve months ended December 31, 2009 and 2008, respectively.

Other revenues for the twelve months ended December 31, 2009 were $5.0 million, a decrease of $1.4 million, or 21.4%, from $6.4 million for the same period in the prior year.  The decrease in other revenues was due primarily to a $0.8 million reduction in tenant rental income as a result of vacancies and rent concessions and a $0.2 million reduction in telephone revenues as a result of less occupancy and call volume.  Additionally, the twelve months ended December 31, 2008 included $0.4 million in miscellaneous income primarily from the reclassification of unclaimed slot token liabilities and the sale of fully depreciated equipment.

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

Costs and Expenses

Casino costs and expenses for the twelve months ended December 31, 2009 were $22.2 million, a decrease of $6.4 million, or 22.1%, from $28.6 million for the comparable period in the prior year.  The decrease in casino expenses was due primarily to a $3.1 million reduction in slot and table game payroll and related costs, a $2.7 million decrease in marketing and promotional costs and a $0.6 million reduction in gaming related taxes.  Payroll and related costs decreased in conjunction with lower casino revenues and effective cost savings initiatives and marketing and promotional costs decreased due to a concerted effort to reduce these costs and due to less complimentary offering redemptions and related costs.

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

Total Interest Expense, net

Total interest expense, net, includes gain (loss) on early retirement of debt, changes in fair value of derivative instruments, and interest expense, net of interest income.  Total interest expense, net, increased $2.6 million to $23.2 million for the twelve months ended December 31, 2009 in comparison to $20.6 million for the prior year.  The primary reason for the $2.6 million increase in interest expense, net was additional expense for the change in the fair value of derivatives of $1.7 million and an increase in interest expense, net of interest income, of $0.9 million.  During the twelve month period ended December 31, 2009, the change in the fair value of derivatives resulted in a $5.3 million expenses compared to a $3.6 million expenses for the comparable period in the prior year.  The increase in interest expense, net of interest income, was due primarily to the assessment of default interest expense as a result of the Credit Defaults more fully described below in Note 9 to the accompanying audited consolidated financial statements.

Net Loss

Net loss for the twelve months ended December 31, 2009 and 2008 was $24.9 million and $11.9 million, respectively.  The $13.0 million decline was due primarily to the $12.9 million decrease in consolidated income from operations, the $2.6 increase in total interest expense, net, partially offset by the $2.4 million reduction in income tax provision.  A $2.4 million income tax provision was recorded in the prior year while no income tax provision was recorded for the twelve months ended December 31, 2009.

Liquidity and Capital Resources

Bankruptcy Proceedings

On July 12, 2010 (the “Petition Date”), RHC, RBH and ROC (collectively the Debtors) filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada (the Bankruptcy Court) for reorganization of its business and to have the Chapter 11 cases (the Chapter 11 Cases) jointly administered, as disclosed in a Form 8-K filed with the SEC on July 14, 2010 (the July 14th 8-K).

A webpage has been established which provides access to all pleadings filed in the Chapter 11 Cases.  The web address is http://www.gardencitygroup.com/cases/riviera.

On the Petition Date and prior to the commencement of the Chapter 11 Cases, the Company entered into a restructuring and lock-up letter agreement (the Lock-Up Agreement) with holders (the Consenting Lenders), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under the Company’s credit and fixed rate swap agreements which are described in detail in Note 9 to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K.  Pursuant to the Lock-Up Agreement, the Consenting Lenders are contractually obligated to support the restructuring of the Company in accordance with the Debtor’s Joint Plan of Reorganization (as amended, the Plan of Reorganization) together with the proposed disclosure statement (as amended, the Disclosure Statement), which supports the Plan of Reorganization.  Moreover, the Lock-Up Agreement contractually obligated the parties to move forward with the Plan of Reorganization for each of the Debtors.  The original Joint Plan of Reorganization, together with the Disclosure Statement, was filed with the Bankruptcy Court on the Petition Date.  The First Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ First Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 7, 2010 and the Second Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ Second Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 17, 2010.

On the Petition Date, the Debtors filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered and a motion (the Cash Collateral Motion) to approve a stipulation authorizing the use of cash collateral and granting adequate protection (the Cash Collateral Stipulation).  Under the Cash Collateral Stipulation, the Debtors, the administrative agent and the signatories to the Lock-up Agreement agreed that all disputes between the administrative agent, Consenting Lenders and the Debtors regarding Debtors’ cash on hand and operating cash flows and the use thereof as provided for by Section 363 of the Bankruptcy Court are reserved.  Furthermore, Debtors may use their operating cash flows and cash on hand to fund their operations and capital expenditure needs during the period commencing on the approval of the Cash Collateral Stipulation by the Bankruptcy Court and ending on the date the Plan of Reorganization is substantially consummated (the Substantial Consummation Date) in accordance with the 13 week budget which accompanies the Cash Collateral Stipulation and is updated for each 13 week period until the Substantial Consummation Date.  The Cash Collateral Motion was approved by the Bankruptcy Court on an emergency basis on July 15, 2010, however, all of the other first-day motions were granted final approval on July 15, 2010.  The Cash Collateral Motion was approved on a final basis on August 5, 2010 but with the proviso that payments made to professionals retained by either the holders of or the administrative agent of the Debtors credit and fixed rate swap agreement as adequate protection subject to being re-characterized as principal reductions against the credit and fixed rate swap obligations.

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

During the Chapter 11 Cases, the Debtors, under the direction of the Company’s existing management team, continue to manage their properties and operate their business under the jurisdiction of the Bankruptcy Court and in accordance with Title 11 of the United States Bankruptcy Code.  The Debtors anticipate that they will continue to pay employees and vendors, and honor customer deposits and commitments without interruption or delay through the Substantial Consummation Date of the Plan of Reorganization.

On the Petition Date, in connection with the Lock-Up Agreement, the Debtors and Backstop Lenders executed a Backstop Commitment Agreement (as amended, the Backstop Agreement) to provide assurance that the Designated New Money Investment will be funded in the aggregate amount of $20 million and the Working Capital Facility will be committed in the aggregate principal amount of $10 million. The Backstop Agreement provides that the Backstop Lenders have committed to fund their pro rata share of the Designated New Money Investment and pro rata share of the Working Capital Facility, and, further, to backstop an additional percentage of the Designated New Money Investment and Working Capital Facility as specified therein to the extent that any Senior Secured Lender (other than a Backstop Lender) elects not to participate according to its full pro rata share in funding the Designated New Money Investment and Working Capital Facility.  The original Backstop Agreement was filed with the Bankruptcy Court on the Petition Date.  The First Amended Backstop Agreement was filed with the Bankruptcy Court on September 14, 2010 and the Second Amended Backstop Agreement was filed with the Bankruptcy Court on October 28, 2010.

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

On September 21, 2010, the Bankruptcy Court found that the Disclosure Statement as modified to reflect changes, if any, made or ordered on the record contained “adequate information” within the meaning of Section 1125 of the Bankruptcy Code.  The Bankruptcy Court held a hearing to consider confirmation of the Plan of Reorganization on November 8, 2010 (the Confirmation Hearing).  Beforehand, ballots along with the Disclosure Statement and Plan of Reorganization were distributed to classes of creditors entitled to vote on the Plan of Reorganization.  At the Confirmation Hearing, the Bankruptcy Court concluded that the Plan of Reorganization, as amended and as modified at the Confirmation Hearing, met the requirements for confirmation, including that the requisite classes of creditors voted in favor of the Plan of Reorganization and confirmed the Plan of Reorganization.  The Plan of Reorganization became effective on December 1, 2010.  Before the Plan of Reorganization can be substantially consummated, various regulatory and third party approvals must be obtained.  There is no assurance that all regulatory and third party approvals will be obtained.  If the Plan of Reorganization is not substantially consummated: (a) the Plan of Reorganization will be deemed null and void and the Company will then seek to reorganize pursuant to a different plan which will need to meet the confirmation standards of the Bankruptcy Code; (b) the Lockup Agreement will no longer be in effect; and (c) the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

See Bankruptcy Proceedings in Item 1 above for a list of the material terms of the confirmed Plan of Reorganization.

Doubt as to Our Ability to Continue as a Going Concern

Our independent registered public accounting firm included an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern in their audit reports contained in this Annual Report on Form 10-K for the year ended December 31, 2010 and in our Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008.  We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Credit Facility

Credit Defaults

The Company has not complied with all covenants under the Credit Facility (described below), including its obligation to make payments under the Credit Facility (see Note 9 to the accompanying audited consolidated financial statements for a detailed description of the Credit Facility and the Credit Defaults under the Credit Facility).  Furthermore, the filing of the Debtors’ voluntary petitions in the Bankruptcy Court constituted an event of default that trigger certain repayment obligations arising under the Credit Facility.  Upon the occurrence of such event, the obligations arising under the Credit Agreement were automatically accelerated and all other amounts due thereunder became immediately due and payable.  The acceleration of the obligations under the Credit Agreement was stayed as a result of the filings in the Bankruptcy Court.

See Bankruptcy Proceedings in Item 1 above for a list of the material terms of the confirmed Plan of Reorganization and how it will affect the Credit Facility if consummated.

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

The Credit Facility includes a $225 million seven-year term loan (“Term Loan”) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein.  The Credit Facility also included a $20 million five-year revolving credit facility (“Revolving Credit Facility”) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolving Credit Facility commitment from $20 million to $3 million.  Pursuant to a floating rate to fixed rate swap agreement (the “Swap Agreement”) that became effective June 29, 2007 that the Company entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bore interest (prior to the Credit Defaults) at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement).  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.   The Credit Facility contains affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on incurrence of other indebtedness.

Prior to the Credit Defaults, the interest rate on loans under the Revolving Credit Facility depended on whether they were in the form of revolving loans or swingline loans (“Swingline Loans”).  Prior to the Credit Defaults, the interest rate for each revolving loan depended on whether RHC elected to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.  As a result of the defaults, the Company no longer has the option to request the LIBOR Rate loans.

As of December 31, 2010, the Company had $2.5 million outstanding against the Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

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

At various times in 2009, the Company received notices of default in connection with alleged events of default and continuing events of default under the terms of the Credit Agreement.  Receipt of these notices of default were previously disclosed on Current Reports on Form 8-K filed with the SEC and our period reports.  On April 1, 2009, we received Notice of Event of Default and Reservation of Rights (the “Swap Default Notice”) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (the “Early Termination Notice”) from Wachovia in connection with an alleged event of default that occurred under the Swap Agreement.  Receipt of the Early Termination Notice was previously disclosed on a Form 8-K filed with the SEC on July 29, 2009.

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which included $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of December 31, 2010, our Term Loan and Revolving Credit Facility bear interest at approximately 6.25%.  As of December 31, 2010, the interest rate swap liability was $22.1 million which equals the mark to market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.  Additionally, accrued interest as of December 31, 2010 included $5.7 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination plus $1.3 million in default interest pursuant to the Swap Agreement termination.

See Bankruptcy Proceedings in Item 1 above for a list of the material terms of the confirmed Plan of Reorganization and how it will affect the Credit Facility if consummated.

Liquidity

We had cash and cash equivalents of $21.3 million and $19.1 million as of December 31, 2010 and December 31, 2009, respectively.  Our cash and cash equivalents increased $2.2 million during the twelve months ended December 31, 2010 primarily due to $3.6 million in net cash provided by operating activities less $1.2 million in net cash used in by investing activities.

The $3.6 million in net cash provided by operating activities was due primarily to $20.8 million in net loss plus $13.5 million in non-cash depreciation and amortization expense, $8.2 million in interest expense recorded but not paid, $0.9 million in reorganization items recorded but not paid (represents write off of deferred loan fee balance as of Petition Date), $0.2 million in amortization of deferred loan fees and $1.4 million in increases in operating assets and liabilities (excluding changes in accrued interest liability).  Increases in operating assets and liabilities were due primarily to a $1.8 million increase in our accounts payable and accrued expense liabilities due to timing of payments.

The $1.2 million in net cash used in investing activities was due to cash outlays of $3.1 million for maintenance and safety related capital expenditures at Riviera Las Vegas and $0.7 million for maintenance related capital expenditures at Riviera Black Hawk partially offset by a cash increase of $2.5 million due to the release of formerly restricted cash effective May 11, 2010.  On May 11, 2010, the State of Nevada Workers Compensation Division issued a letter informing us that the division had released all interest in our $2.5 million certificate of deposit previously reflected in restricted cash on our balance sheet.

Our cash and cash equivalents increased $5.6 million during the twelve months ended December 31, 2009 primarily as a result of $9.2 million in net cash provided by operating activities partially offset by $3.6 million in net cash used in investing activities due to maintenance related capital expenditures at both Riviera Las Vegas and Black Hawk.  The $9.2 million in net cash provided by operating activities was due primarily to $24.9 million in net loss plus $14.9 million in non-cash depreciation and amortization expense, $5.3 million in non-cash changes in the fair value of derivatives, $17.7 million in interest expense recorded but not paid, $0.6 million in non-cash stock based compensation and $0.3 million in amortization of deferred loan fees partially offset by $4.6 million in changes in operating assets and liabilities (excluding changes in accrued interest liability).  Decreases in operating assets and liabilities was due primarily to a decrease in our accounts payable and accrued expense liabilities due to timing of payments.

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

The tax positions failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized.  Authoritative guidance for uncertainty in accounting for income taxes specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2010, 2009 and 2008, we recognized no amounts for interest or penalties.

Allowance for Credit Losses

We maintain an allowance for estimated credit losses based on historical experience and specific customer collection issues. Any unforeseen change in customers’ liquidity or financial condition could adversely affect our ability to collect account balances and our operating results.

Fair Value of Interest Rate Swap Liability

Current liabilities include the approximate cost to settle our interest rate swap instrument at the respective valuation dates less a discount based on our current credit default rate.  The fair value of the interest rate swap instrument is estimated based upon current and predictions of future interest rate levels along a yield curve, the remaining duration of the instrument and other market conditions and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.  As described in Note 8 and 9 to the accompanying audited consolidated financial statements, our interest rate swap instrument was terminated in 2009 and the fair value of the interest rate swap and respective accrued interest are classified as liabilities subject to compromise.

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

Reorganization Items

Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations.  Reorganization items include professional fees for financial, legal and other services directly associated with the reorganization process.

Recently Issued Accounting Standards

In December 2010, the FASB issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  In the event that the Company acquires companies significant to its operations in the future, the Company expects that the adoption of the guidance will have an impact on its consolidated financial statements.

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance is expected to only affect the accounting for base jackpots, as the guidance uses the same principle that is currently applied by the Company to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of January 1, 2011, which did not have a material impact on the Company’s consolidated financial statements.

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

Forward-Looking Statements

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “projections” or “anticipate” and similar words and include all discussions about our ongoing or future plans, objectives or expectations.  We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue.  These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates.  Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

Specific factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•
the effect that if the Plan of Reorganization is Substantially Consummated (see “Bankruptcy Proceedings” under Item 1 above), all existing equity interests of the Company shall be cancelled and such equity holders shall receive nothing;

•
the effect that if the Plan of Reorganization is not Substantially Consummated (see “Bankruptcy Proceedings” under Item 1 above), (a) the Plan of Reorganization will be deemed null and void and the Company will then seek to reorganize pursuant to a different plan which will need to meet the confirmation standards of the Bankruptcy Code; (b) the Lockup Agreement will no longer be in effect; and (c) the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company;

•	the effect of the Credit Defaults, as described in Note 9 to the accompanying audited consolidated financial statements in this Form 10-K;

•	the effect of our independent auditors expressing doubt about our ability to continue as a going concern;

•	the effect of the delisting from the NYSE AMEX;

•	the effect of the disruption in the quotation of the Company Stock on the Pink Sheets;

•	fluctuations in the value of our real estate, particularly in Las Vegas;

•	the effect of significant increases in Clark County facilities inspection fees and resulting remedial actions;

•	the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;

•	our substantial indebtedness, debt service requirements and liquidity constraints;

•	the availability of additional capital to support capital improvements and development;

•	the smoking ban in Colorado on our Riviera Black Hawk property which became effective on January 1, 2008;

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

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Company’s Co-Chief Executive Officers and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

Changes In Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Item 10.	Directors, Executive Officers and Corporate Governance

Director Qualifications

The Board of Directors (the “Board”) consists of three members.  The Board believes that it is necessary for each of the Company’s directors to possess many qualities and skills. When searching for new candidates, the Nominating Committee considers the evolving needs of the Board and searches for candidates that fill any current or anticipated future gap. The Board of Directors also believes that all directors must possess a considerable amount of business management and educational experience. The Nominating Committee first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics and commitment when considering director candidates. The Nominating Committee also focuses on education, professional experience and differences in viewpoints and skills.  In considering candidates for our Board of Directors, the Nominating Committee considers the entirety of each candidate’s credentials in the context of these standards. With respect to the nomination of continuing directors for re-election, the individual’s contributions to the Board are also considered.  All our directors bring to our Board of Directors a wealth of executive leadership experience derived from their service in various leadership capacities in the private and public sectors.

Directors

The following table presents information as of March 18, 2011 regarding our directors and the directors of Riviera Operating Corporation (“ROC”), our wholly-owned subsidiary:

Name	Age	Position

Vincent L. DiVito	51	Chairman of the Board

Paul A. Harvey	73	Director

James N. Land, Jr.	81	Director

Vincent L. DiVito

Mr. DiVito was appointed as one of our Directors effective June 14, 2002.  Mr. DiVito was appointed as our Chairman of the Board effective April 19, 2010 (see “Board of Directors and Management Changes” under Item 1 above).  From September 2000 through March 2010, Mr. DiVito was President and Chief Financial Officer (“CFO”) of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey.  Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange.  Prior to September 2000, Mr. DiVito was the Vice President and CFO of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, after having served as the Director of Business Development.  From 1984 to 1990 Mr. DiVito was the Vice President of Miracle Adhesives Corp. (a division of Pratt & Lambert, an NYSE Amex listed manufacturer of paints, coatings and adhesives).  He also serves on the board of directors of Elixir Gaming Technology, Inc., which is headquartered in Hong Kong and is an NYSE Amex-listed company. Prior to 1984, Mr. DiVito spent two years on an audit team at Ernst & Whinney (now Ernst & Young). Mr. DiVito is a certified public accountant and certified management accountant.

Mr. DiVito has extensive knowledge of accounting and corporate governance issues from his experience serving on various corporate board of directors and has extensive operational knowledge as a result of his experience as an operational executive at a  major corporation and is invaluable to our Board’s discussions of financial and operational issues. As a result of these and other professional experiences, the Company has concluded that Mr. DiVito is qualified to serve as a director.

Major General Paul A. Harvey USAF (Ret)

General Harvey has been one of our Directors since May 18, 2001.  General Harvey is President and Chief Executive Officer of Pearl River Resort, which is the largest gaming and resort property in the State of Mississippi.  He also acts as a consultant to the gaming, hotel and resort industry.  General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East.  He flew 160 combat missions in Vietnam and Southeast Asia before retiring in 1991 as a command pilot with over 5,000 flying hours.  Following retirement, he was an Executive in Residence and Assistant to the President of William Carey College and taught MBA studies in management and leadership.  General Harvey was the Executive Director of the Mississippi Gaming Commission from 1993 through 1998 before becoming President and CEO of Signature Works, Inc., the largest employer of blind and visually impaired people in the world.  In 2000 Signature Works, Inc. merged with LCI, Inc.  His present company, PDH Associates, Inc., provides consulting service to the gaming, hotel and resort industry.  From 1996 through 2002, General Harvey served on the board of directors of the National Center for Responsible Gaming.  He also served on the board of directors of Elixir Gaming Technologies, Inc., an NYSE AMEX listed company headquartered in Las Vegas, Nevada, until deciding not to be nominated for re-election in 2009 and served on the board of directors of Mikohn Gaming Corporation, d/b/a Progressive International Corporation, a public reporting company under the Exchange Act also headquartered in Las Vegas, Nevada, until the company liquidated under Chapter 7 of the U.S. Bankruptcy Code during 2009.  General Harvey was a Commissioner on the Mississippi Band of Choctaw Indians Athletic and Boxing Commission from 2002 through 2007.

General Harvey has extensive knowledge of the hospitality and gaming industry from his positions as the Chief Executive Officer of Pearl River Resort and as the Executive Director of the Mississippi Gaming Commission and is invaluable to our Board’s discussions of the Company’s operational and regulatory issues. As a result of these and other professional experiences, the Company has concluded that General Harvey is qualified to serve as a director.

James N. Land, Jr.

Mr. Land is a corporate consultant and was appointed as one of our Directors on April 12, 2004.  Mr. Land was first elected a Director of the Company and ROC on January 21, 1999 and served in that position until May 31, 2002.  From 1956 to 1976, Mr. Land was employed by The First Boston Corporation in various capacities, including Director, Senior Vice President, Co-Head of Corporate Finance, and head of International Operations.  From 1971 through 1999, he served as Director of various companies, including Kaiser Industries Corporation, Marathon Oil Company, Castle & Cooke, Inc., Manville Corporation, NWA, Inc., Northwest Airlines, and Raytheon Company.

Mr. Land has extensive knowledge of the capital markets from his senior leadership experience with First Boston Corporation and is invaluable to our Board’s discussions of the Company’s capital restructuring efforts and liquidity needs. As a result of these and other professional experiences, the Company has concluded that Mr. Land is qualified to serve as a director.

Executive Officers

The following table presents information as of March 18, 2011 regarding our and ROC’s executive officers:

Name	Age	Position
Phillip B. Simons	48	Co-CEO and Treasurer and CFO
Tullio J. Marchionne	56	Co-CEO and Secretary and General Counsel
Robert A. Vannucci	63	Co-CEO and President and Chief Operating Officer of ROC

Phillip B. Simons

Mr. Simons became Co-CEO on April 19, 2010 (see “Board of Directors and Management Changes” under Item 1 above) and CFO and Treasurer on May 12, 2008.  From April 2006 to May 2008, Mr. Simons, who is a certified public accountant, was the Vice President of Finance and Chief Financial Officer for Wheeling Island Gaming, Inc., a wholly owned subsidiary of Delaware North Companies.  Prior to his employment with Wheeling Island Gaming, Inc., Mr. Simons spent ten years leading the financial divisions at various large resorts and casinos with Wyndham International, Carlson Hospitality Worldwide, Destination Hotels and Resorts and the Villa Group.  Prior to his experience in the hospitality and gaming industry, Mr. Simons spent three-years employed in public accounting and consulting and several years in a senior financial role with a major real estate developer.

Tullio J. Marchionne

Mr. Marchionne became Co-CEO on April 19, 2010 (see “Board of Directors and Management Changes” under Item 1 above), General Counsel on January 10, 2000 and Secretary on February 17, 2000.  Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a casino dealer and served in various capacities including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when he was transferred to the Four Queens Hotel and Casino as Director of Casino Operations pursuant to the management agreement our subsidiary had with the Four Queens.  He served in that position until May 1997.  Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997.  Mr. Marchionne served as a Casino Supervisor with Bally’s Las Vegas from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort at Summerlin from November 1998 until December 1999.

Robert A. Vannucci

Mr. Vannucci became Co-CEO on April 19, 2010 (see “Board of Directors and Management Changes” under Item 1 above), Vice President of Marketing and Entertainment of ROC on April 26, 1994, Executive Vice President of Marketing and Entertainment of ROC on July 1, 1998 and President of ROC on October 1, 2000.  Mr. Vannucci had been Director of Marketing of ROC since July 19, 1993.  Mr. Vannucci was Senior Vice President of Marketing and Operations at the Sands Casino Hotel in Las Vegas from April 1991 to February 1993. He was Vice President and General Manager of Fitzgerald’s Las Vegas (a casino/hotel) from 1988 to January 1991.

Our officers serve at the discretion of our Boards of Directors and are also subject to the licensing requirements of the Nevada and Colorado Gaming Commissions.

Audit Committee; Audit Committee Financial Expert

We have a separately-designated standing Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act.  The members of our Audit Committee are Vincent L. DiVito, Paul A. Harvey and James N. Land, Jr.

We have determined that the Chairman of our Audit Committee, Vincent L. DiVito, who meets the NYSE Amex audit committee independence requirements, is an “audit committee financial expert”, as defined in Item 407(d)(5)(ii) of SEC Regulation S-K.  Mr. DiVito is a certified public accountant and certified management accountant, spent two years on the audit team at Ernst & Whinney (now Ernst & Young) and has held CFO positions at various corporations. Mr. DiVito also has extensive knowledge of accounting issues from his experience serving on various corporate board of directors and has extensive operational knowledge as a result of his experience as an operational executive at a major corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (Section 16(a)) requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC certain reports regarding ownership of our common stock.  Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports that were furnished to us and written representations made to us by those reporting persons in connection with certain of those reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during 2010.

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

Audit Committee

We have a separately-designated standing Audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act.  Our Audit Committee is composed of Messrs. DiVito, Harvey and Land.  Our Audit Committee recommends to our Board of Directors the selection of an auditor, reviews the plan and scope of our audits, reviews the auditors’ critique of management and internal controls and management’s response to such critique and reviews the results of our audit.  In 2010, our Audit Committee met 5 times.  We have determined that the three members of our Audit Committee to be independent based on the NYSE Amex standards that previously applied to us.  Our Board of Directors has determined that Mr. DiVito, Chairman of the Audit Committee, is an “audit committee financial expert” as defined by the rules and regulations of the SEC.  A written charter, adopted and approved by the Board of Directors, is available on our website at www.rivierahotel.com by clicking on the “Investor Relations” link.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Executive Compensation

The following table sets forth all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal year ended December 31, 2010 and 2009: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officers for the fiscal year ended December 31, 2010; (ii) the Company’s three most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2010; and (iii) up to two additional individuals, other than former principal executive officers, for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the year ended December 31, 2010.  We refer to these individuals collectively as our “Named Executive Officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Stock Awards	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings (2)	All Other Compensation (3,4,5)	Total
		($)	($)	($)	($)	($)	($)
Phillip B. Simons	2010	$235,205	-	$125,000	-	$14,035	$374,240
	2009	$200,000	-	$49,046	-	$6,728	$255,774
Co-CEO, Treasurer and CFO

Robert A. Vannucci	2010	$400,000	-	200,000	-	$37,063	$637,063
	2009	$400,000	-	-	-	$61,234	$461,234
Co-CEO, President and COO of ROC

Tullio J. Marchionne	2010	$285,205	-	$150,000	-	$43,523	$478,728
	2009	$250,000	-	$49,046	-	$52,068	$351,114
Co-CEO, General Counsel and Secretary

William L. Westerman (6)	2010	$295,890	-	$0	$0	$3,689	$299,579
	2009	$1,000,000	-	$98,093	$37,772	$25,135	$1,161,000
Former Chairman of the Board, CEO, and President of RBH

1	The reported amounts are awards paid for achievements of our performance targets under our milestone and incentive compensation programs described below.

2
Includes the portion of the interest earned on Mr. Westerman’s retirement account that exceeds the interest, which would have been earned if the interest rate had been 120% of the applicable federal long-term rate, with compounding, prescribed under Section 1274d of the Internal Revenue Code.  Additional interest earned on Mr. Westerman’s retirement account that is not reported in the above table amounted to $10,384 in 2009.

3	Includes payment for auto allowance, executive life insurance and long-term health care.

4	Included amount for maintaining a suite for Mr. Westerman at our Las Vegas property associated with his duties as CEO.

5
Includes payment of accrued vacation balances of $7,642 for Mr. Simons, $28,212 for Mr. Vannucci and $36,060 for Mr. Marchionne in 2010 and $52,308 for Mr. Vannucci and $43,269 for Mr. Marchionne in 2009.

6	Mr. Westerman passed away on April 18, 2010.

Employment Agreements

The following descriptions of our compensation agreements, plans and programs are intended to assist in your reading and understanding of the information reported in the Summary Compensation and Grants of Plan-Based Awards tables above and the related footnotes.

Mr. Westerman served as our Chairman of the Board, President and CEO, as Chairman of the Board and CEO of ROC and President and CEO of Riviera Black Hawk, Inc.  Mr. Westerman passed away on April 18, 2010 and his employment agreement expired upon his death (see “Board of Directors and Management Changes” under Item 1 above).

Mr. Westerman’s employment agreement required us to fund a retirement account for him.  The Company fully funded the account and commenced quarter principal distributions equal to $250,000 plus accrued interest beginning April 1, 2003 and continuing on the first day of each quarter thereafter until October 1, 2009.  The Company credited Mr. Westerman’s retirement account with accrued quarterly interest on the first day of each succeeding calendar quarter in an amount equal to the product of (1) our average borrowing cost for the immediately preceding fiscal year, as determined by our CFO, and (2) the average outstanding balance in the retirement account during the preceding quarter.  Total interest accrued to Mr. Westerman’s account was $52,000 for 2009.  The final retirement account principal payment and accrued interest balance was paid to Mr. Westerman in October 2009.

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

Non-Equity Incentive Plan Compensation

For 2010, we maintained an annual Incentive Compensation Program for executives and key employees to encourage and reward achievement of our business goals and to assist in attracting and retaining key personnel.  Based on the objectives described below, the Committee annually develops and approves specific performance targets for the following year under our Incentive Compensation Program, in which Messrs. Westerman, Vannucci, Marchionne and Simons participated along with approximately 60 other key employees.

Participants were eligible to receive quarterly and annual cash awards based on our achievement of predetermined financial targets at Riviera Las Vegas or Riviera Black Hawk, as applicable, or at both locations combined for our corporate employees.  We paid cash awards under this program only when the performance goals that the Compensation Committee established prior to the applicable fiscal year are achieved.  The award formula was based on the anticipated difficulty and relative importance of achieving the performance goals.  A major component of the formula was EBITDA of each of our two properties (Riviera Las Vegas and Riviera Black Hawk) for property-specific personnel and combined EBITDA for corporate personnel.  Accordingly, any awards paid for any given fiscal year depended on actual performance.

The employment position held by a participant determined the award level for which that participant would qualify if the predetermined financial targets are achieved.  Our Chairman of the Board and CEO had discretion to change the award level assigned to any non-executive officer position.  The Compensation Committee, if it chooses to do so, could award discretionary bonuses.

Each executive must remain an employee through the end of the quarter or year, as applicable, in order to be eligible for the award.  The Committee has discretion to increase or decrease awards when performance goals are achieved, and to make discretionary awards when performance goals are not achieved.

There were no incentive bonus awards for 2010 as none of the 2010 EBITDA target goals were achieved.  For 2011, the Compensation Committee chose not to establish EBITDA target goals for 2011 due to the impact of the Bankruptcy Proceedings explained in Item 1 above.

As previously disclosed in the quarterly reports on Form 10-Q filed with the SEC on August 10, 2009, under the discretionary portion of the Incentive Compensation Program, the Company’s Board of Director’s established three milestones related to our debt restructuring, each of which, upon achievement by certain of the Company’s executives, triggered or will trigger the right to receive a payment of 25% of the eligible participant’s annual salary.  The first milestone was achieved upon the receipt by the Company of a mutually agreed upon executed agreement and accompanying plan of reorganization (“Lock-up Agreement and Plan”) from a lender group holding a predetermined majority percentage of the aggregate balance of the Credit Facility and the Interest Rate Swap.  The second milestone was obtained upon confirmation of a plan of organization as defined in the Lock-up Agreement and Plan and the third milestone is earned upon performing all tasks necessary to achieve substantial confirmation of the plan of reorganization as defined in the Lock-up Agreement and Plan.  The named executive officers who are eligible to receive these milestone payments are Messrs. Simons, Marchionne and Vannucci. Mr. Westerman was eligible to receive these milestone payments while he served as CEO.

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

The “Peer Group” typically includes a range of companies in the small-and mid-cap gaming industry with whom we compete for executives. For 2010, the Peer Group was comprised of companies of at least a similar size and scope of operations as we have, as measured by market capitalization, revenue, EBITDA and enterprise value. The Committee’s most recent Peer Group analysis was for fiscal 2008. At that time, the Peer Group consisted of: MTR Gaming Group, Inc., Trump Entertainment Resorts, Inc., Monarch Casino & Resort, Inc., Isle of Capri Casinos, Inc., Archon Corp., Colony LVH Acquisitions Inc d/b/a Las Vegas Hilton, Century Casinos, Inc., Dover Downs Gaming & Entertainment, Inc., YouBet.com, and Empire Resorts, Inc.  We gather Peer Group data with respect to base salary, award targets and all equity-based awards (including stock options, restricted stock and long-term cash-based awards) generally through searches of publicly available information. The Peer Group data does not include deferred compensation benefits or general, more commonly available benefits such as 401(k) plans and health care coverage.

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

The Committee regularly monitors the environment in which we operate and makes changes to our equity-based compensation program to help us meet our goals.  During 2009 and 2010, neither stock options nor restricted shares were granted to executives or other employees.  Nevertheless, we believe stock options can be an effective tool for meeting our goal of increasing long-term stockholder value by tying the value of the stock options to our performance in the future.  Employees are able to profit from stock options only if our stock price increases in value over the term of the option period.  We believe that stock option awards could help us to retain certain key executives and, therefore, stock options may be awarded on a selected basis in the future.

The amount of options or restricted stock that we grant to each executive officer or key employee and the vesting schedule for each grant is determined by a variety of factors, including the range of equity-based awards granted by the Peer Group and our goal of having our equity-based awards fall within the lower percentiles of the Peer Group, as well as the performance rating each executive receives from the Chief Executive Officer, who considers a number of factors in his reviews of the performance of each executive. These include individual accomplishments, how effectively the executive reflects our values, and the feedback regarding the executive from other employees who have an interest in or are affected by the executive’s job performance.

401(k) Plan

We have a 401(k) plan for employees who are at least 21 years of age and are not covered by a collective bargaining agreement after one year of service.  Under the terms of the 401(k) plan before it was amended effective January 1, 2008, we may contribute to the 401(k) plan an amount not to exceed 25% of the first 8% of each participant’s compensation.  Commencing January 1, 2008, we made contributions to the 401(k) plan in an amount not to exceed 50% of the first 6% of each participant’s compensation. Effective January 1, 2009, we suspended the Company match to our 401(k) plan until further notice.  As of December 31, 2010, the Company match to our 401(k) had not been reinstated.  We also pay administrative costs of the plan, which are not material.

The Employee Stock Ownership Plan

We established the ESOP, effective January 1, 2000.  On May 11, 2009, the Company’s Board of Directors elected to terminate the ESOP based on the recommendation of the Compensation Committee.  We did not make any contributions to the ESOP for 2009.

Deferred Compensation Plan

Our Deferred Compensation Plan (the “DCP”) gives eligible employees the opportunity to defer cash compensation.  Participation in the DCP is limited to employees who receive annual compensation of at least $100,000.  There were no participants in the DCP on December 31, 2009 on December 31, 2010 and there were no contributions to the DCP through deferrals of cash compensation in 2010 and 2009.

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

Certain key managers and directors opted to forfeit the restricted shares that vested on their behalf during 2010 and 2009.

Stock Option Plans and Stock Grants

None of the Named Executive Officers were granted stock options in 2010 or 2009.

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

Outstanding Equity-Based Awards

The following table provides information as of December 31, 2010 concerning Named Executive Officers’ unexercised stock options and restricted Common Stock that was not vested.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2010

Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)4
Phillip B. Simons	-	-	-	-		-
	-	-	-	-

Robert A. Vannucci	60,000	-	$2.45	05/14/12	1	-

Tullio J. Marchionne	12,000	-	$2.00	08/07/11	2	-
	12,000	-	$2.45	05/14/12	2

1	Mr. Vannucci was awarded 60,000 options on May 14, 2002. The options expire on the ten-year anniversary of the date of grant.

2	Mr. Marchionne was awarded 12,000 options on each of August 7, 2001 and May 14, 2002. The options expire on the ten-year anniversary of the date of grant.

3	The December 31, 2010 reported closing price of our Common Stock was $0.06 per share.

4	On March 22, 2010, 12,000 shares issued under our Restricted Stock Plan to Mr. Vannucci and 3,900 shares issued under our Restricted Stock Plan to Mr. Marchionne that would have vested were forfeited.

Nonqualified Deferred Compensation

There were no individuals who had DCP balance.  We make no contributions to the DCP on behalf of participants.  As a result, we reported no earnings on the DCP account balances in 2010 and 2009.

DCP accounts, if any, are held in a Rabbi Trust and the funds in those accounts are invested in Common Stock.  Shares of Common Stock that are held through the DCP (the “DCP Shares”) are fully vested when purchased.

Post Termination and Change in Control Arrangements

Salary Continuation Agreements

We had salary continuation agreements with Messrs. Marchionne, Simons and several other key employees.  All salary continuation agreements expired on December 31, 2010.

Compensation of Directors

For the period of January 1, 2010 through April 18, 2010, Mr. DiVito was paid $14,795 in fees for services as a director and $7,397 for services as Chairman of our Audit Committee.  For the period of April 19, 2010 through December 31, 2010, Mr. DiVito was paid $122,774 in fees for services as Chairman of our Board (see “Board of Directors and Management Changes” under Item 1 above) and $17,603 for services as Chairman of our Audit Committee.  For 2010, Mr. Harvey was paid $50,000 annual fee for services as a director, $10,000 for services as Chairman of our Compensation Committee and $2,000 for services as Chairman of our Nominating and Governance Committee and Mr. Land was paid a $50,000 annual fee for services as a director.  In addition to the annual fees, each director, except Mr. DiVito while he serves as Chairman of our Board, receives a meeting fee (“Meeting Fee”) in the amount of $1,000 for each board and committee meeting attended except that the chairman of a committee shall not receive a Meeting Fee for attending his own committee meeting.  They are each also reimbursed for expenses incurred in connection with attendance at meetings of our Board of Directors and committee meetings.

In 1996, we adopted a Nonqualified Stock Option Plan for Non Employee Directors (the “1996 Plan”), which expired in 2003.  Under the 1996 Plan, each individual elected, re-elected or continuing as a non-employee director would automatically receive options for 6,000 shares of Common Stock (as adjusted for the 2005 stock split), with an exercise price equal to the fair market value of the Common Stock on the date of grant.  In 2004, before it was determined that the 1996 Plan had expired, we attempted to grant options to non-employee directors for a total of 30,000 shares.  Because of the prior expiration of the 1996 Plan, though, those options were null and void.  At our 2005 annual meeting, Stockholders approved the issuance of 30,000 shares of Common Stock to the non-employee directors as substitute compensation for those options.  Messrs. Harvey and DiVito each received 6,000 shares and Mr. Land received 12,000 shares.  Those shares are subject to restrictions on resales, assignments, pledges, encumbrances or other transfers prior to vesting.  The shares vest at the rate of 20% per year on each anniversary of the grant date.  However, accelerated vesting of all of the shares will occur upon death, disability, a change in control of the Company or under any other termination of directorship status, except resignation prior to reaching age 62 or declining to stand for reelection prior to reaching age 62 (which would result in forfeiture of the non-vested shares).   In 2009, 2,400 shares for Mr. Land and 1,200 shares for each of Messrs. DiVito and Harvey that would have vested were forfeited.  In 2010, 2400 shares for Mr. Land and 1,200 shares for each of Messrs. DiVito and Harvey that would have vested were forfeited.

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

Upon becoming a director, Mr. Harvey was granted options to purchase 6,000 shares at $2.20 per share on May 18, 2001. Mr. Harvey was subsequently granted options to purchase 6,000 shares at $2.58 per share on May 10, 2002, options to purchase 6,000 shares at $1.87 per share on May 12, 2003, options to purchase 6,000 shares at $21.60 per share on May 22, 2006, options to purchase 6,000 shares at $36.56 per share on May 17, 2007, options to purchase 6,000 shares at $15.35 per share on May 19, 2008, options to purchase 6,000 shares at $1.48 per share on May 17, 2009 and options to purchase 6,000 shares at $0.34 per share on May 17, 2010.

Upon becoming a director, Mr. DiVito was granted options to purchase 6,000 shares at $1.87 per share on July 12, 2002. Mr. DiVito was subsequently granted options to purchase 6,000 shares at $1.87 per share on May 12, 2003, options to purchase 6,000 shares at $21.60 per share on May 22, 2006, options to purchase 6,000 shares at $36.56 per share on May 17, 2007, options to purchase 6,000 shares at $15.35 per share on May 19, 2008, options to purchase 6,000 shares at $1.48 per share on May 17, 2009 and options to purchase 6,000 shares at $0.34 per share on May 17, 2010.

Mr. Land was granted options to purchase 6,000 shares at $21.60 per share on May 22, 2006, options to purchase 6,000 shares at $36.56 per share on May 17, 2007, options to purchase 6,000 shares at $15.35 per share on May 19, 2008, options to purchase 6,000 shares at $1.48 per share on May 17, 2009 and options to purchase 6,000 shares at $0.34 per share on May 17, 2010.

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

We have a Stock Compensation Plan, under which directors who are members of the Committee have the right to receive all or part of their annual fees in the form of Common Stock having a fair market value equal to the amount of their fees. Of the 50,000 shares that are allocated to this plan, 46,020 remain available for issuance and none were issued in 2010.

DIRECTOR COMPENSATION

The following table sets forth all compensation paid to our directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash (1,2) ($)	Stock Awards ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vincent L. DiVito	$168,569	-	$1,076	-	-	-	$169,645
Paul A. Harvey	$73,000	-	$1,076	-	-	-	$74,076
James N. Land, Jr.	$65,000	-	$1,076	-	-	-	$66,076

1	In addition to the amounts reported the Director Compensation table above, Mr. Harvey was paid $1,000 and Mr. Land was paid $3,000 for fees earned in 2010, but paid in 2011.

2	The reported amounts represent the aggregate of the fees earned for services as the chairman or director of our board, fees earned as chairman of one or more of our committees and meeting fees.

3
With the exception of ignoring the impact of the forfeiture rate, these amounts represent the aggregate grant date fair value of awards for grants of options to each listed director in fiscal 2010. The May 17, 2010 aggregate grant date fair value of the options for 6,000 shares that we granted to each of Messrs. DiVito, Harvey and Land, calculated in accordance with authoritative guidance for accounting for stock compensation under ASC Topic 718, was $1,076, respectively.  This calculation was based on the Black-Scholes method of options valuation.  These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2010. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information regarding the beneficial ownership of Common Stock, as of March 18, 2011, by (i) each of our directors and each of our Named Executive Officers, (ii) all of our directors and executive officers as a group and (iii) each person who, to our knowledge, beneficially owns more than 5% of the outstanding Common Stock (based on reports filed with the SEC under section 13(d) or 13(g) of the Exchange Act or information furnished to us).  The percentage of outstanding Common Stock represented by each named person’s stock ownership assumes the exercise by such person of all of his stock options that are exercisable within 60 days of March 18, 2011, but does not assume the exercise of stock options by any other persons.  The percentage of outstanding Common Stock represented by the stock ownership of all of our directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of March 18, 2011, but does not assume the exercise of options by any persons outside of that group.  Except as indicated in the footnotes to the table, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

	Shares Beneficially Owned
Name	Number	Percentage

Directors and Executive Officers:
Vincent L. DiVito(1)(2)	36,600	*
Paul A. Harvey(1)(3)	39,600	*
James N. Land, Jr. (1)(4)	28,000	*
Robert A. Vannucci (1)(5)	206,584	1.7%
Tullio J. Marchionne(1)(6)	52,500	*
Phillip B. Simons(1)	7	*
All directors and executive officers as a group(7)	363,284	2.8%

Beneficial Owners of More Than 5% of Common Stock :
Plainfield Special Situations Master Fund Limited and related parties(8)	1,874,783	15.1%
Desert Rock Enterprises LLC, the Derek J. Stevens Trust and the Gregory J. Stevens Trust(9)	1,874,783	15.1%
Wayzata Investment Partners LLC(10)	1,004,000	8.1%
Lorenzo Doumani Family Trust(11)	724,300	5.8%

*	Less than 1%.

1.	The address for each director and executive officer is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

2.	Includes 30,000 shares which may be acquired within 60 days of March 18, 2011, upon the exercise of outstanding options.

3.	Includes 36,000 shares which may be acquired within 60 days of March 18, 2011, upon the exercise of outstanding options.

4.	Includes 16,800 shares which may be acquired within 60 days of March 18, 2011, upon the exercise of outstanding options.

5.	Includes 60,000 shares which may be acquired within 60 days of March 18, 2011, upon the exercise of outstanding options.

6.	Includes 24,000 shares which may be acquired within 60 days of March 18, 2011, upon the exercise of outstanding options.

7.	Includes a total of 166,800 shares which may be acquired by directors and executive officers as a group within 60 days of March 18, 2011 upon the exercise of outstanding options.

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

10.	Based on information reported in a Schedule 13G/A filed with the SEC on February 16, 2010,

by Wayzata Investment Partners LLC (“Wayzata LLC”), which has shared voting power and shared dispositive power in respect of the shares reported in the table above.  Voting power and dispositive power is shared with Patrick J. Halloran, the managing member of Wayzata LLC.  Wayzata LLC serves as investment adviser to Wayzata Opportunities Fund, LLC and Wayzata Opportunities Fund Offshore, L.P., (collectively, the “Wayzata Funds”), with respect to these shares of common stock directly owned by the Wayzata Funds.  The address of Wayzata LLC and Patrick J. Halloran is 701 East Lake Street, Suite 300, Wayzata, MN 55391.

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

Transactions with Related Persons

There were no reportable relationships or transactions for 2010.

Although not in writing, our Board of Directors engages in discussions regarding related party transactions reflecting our Board’s understanding of policies and procedures which give our Board the power to approve or disapprove potential related party transactions of our directors and executive officers, their immediate family members and entities where they hold a 5% or greater beneficial ownership interest. Our Board is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related party’s interest in the transaction.

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

Audit Fees

We were billed by our principal accountants, namely Ernst & Young, a total of $450,770 for fiscal year 2010, and a total of $395,300 for fiscal year 2009 for their audits of our annual consolidated financial statements, their reviews of our consolidated financial statements in our quarterly reports on Form 10-Q and Sarbanes-Oxley Act compliance for the respective years.

Audit-Related Fees

We were billed $58,472 by Ernst & Young in 2010 and no amount in 2009 for audit-related services associated with our potential debt restructuring that are not reported above in “Audit Fees”.

Tax Fees

We were billed $112,785 and $92,000 by Ernst & Young in 2010 and 2009, respectively, for tax services associated with our potential restructuring.  We were billed $46,000 in 2010 and $59,900 in 2009 by Ernst & Young for tax advice and planning services.

All Other Fees

We were not billed by Ernst & Young for other professional services in fiscal years 2010 and 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)    List of Financial Statements

The following is the list of Independent Registered Public Accounting Firm’s Reports and the consolidated Financial Statements of the Company:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

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

March 21, 2011	RIVIERA HOLDINGS CORPORATION

	By:	/s/ Tullio J. Marchionne
Tullio J. Marchionne
Co-Chief Executive Officer, Secretary and General Counsel
(Principal Executive Officer)

March 21, 2011	RIVIERA HOLDINGS CORPORATION

	By:	/s/ Robert A. Vannucci
Robert A. Vannucci
Co-Chief Executive Officer
(Principal Executive Officer)

March 21, 2011	RIVIERA HOLDINGS CORPORATION

	By:	/s/ Phillip B. Simons
Phillip B. Simons
Co-Chief Executive Officer, Treasurer and Chief Financial Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT L. DIVITO	Chairman of the Board	March 21, 2011
Vincent L. Divito

/s/ PHILLIP B. SIMONS	Co-Chief Executive Officer, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2011
Phillip S. Simons

/s/ PAUL A. HARVEY	Director	March 21, 2011
Paul A. Harvey

/s/ VINCENT L. DIVITO	Director	March 21, 2011
Vincent L. DiVito

/s/ JAMES N. LAND, JR.	Director	March 21, 2011
James N. Land, Jr.

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Debtors’ Second Amended Joint Plan of Reorganization. (see Exhibit 2.1 to Form 8-K filed on December 7, 2010, Commission File No. 0-21430)

3.1*	Articles of Incorporation of the Company (see Exhibit 3 to Quarterly Report on Form 10-Q filed on November 10, 2003, Commission File No. 0-21430)

3.2*	Bylaws of the Company (see Exhibit 3.1 to Form 10-Q filed on November 9, 2007, Commission File No. 0-21430)

3.3*	Amendment to the Company Bylaws (see Exhibit 3.1 to Form 8-K filed on August 18, 2008. Commission File No. 0-21430)

3.4*	Articles of Incorporation of Riviera Operating Corporation (see Exhibit 3.3 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.5*	Bylaws of Riviera Operating Corporation (see Exhibit 3.4 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.6*	Articles of Incorporation of Riviera Gaming Management, Inc. (see Exhibit 3.5 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

3.7*	Bylaws of Riviera Gaming Management, Inc. (see Exhibit 3.6 to Registration Statement on Form S-4 filed on September 10, 1997, Commission File No. 0-21430)

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

10.23* (A)
Forms of Salary Continuation Agreements with Riviera Operating Corporation and Riviera Black Hawk, Inc. dated August 4, 2009 (see Exhibit 10.1 to Form 10-Q filed on August 10, 2009, Commission File No. 0-21430)

10.24*
Credit Agreement, dated June 8, 2007, among the Company, the Company’s restricted subsidiaries, Wachovia Bank, National Association and the Lenders that are parties thereto (see Exhibit 10.2 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.25*
Commitment letter agreement dated April 27, 2007 between the Company and Wachovia Bank, National Association and Wachovia Capital Markets, LLC. (see Exhibit 10.3 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.26*
Deed of Trust, Assignment of Leases, Rents, Security Agreement, and Fixture Filing dated June 8, 2007, executed by the Company in favor of First American Title Insurance Company as Trustee (see Exhibit 10.4 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.27*
Deed of Trust, Assignment of Leases, Rents, Security Agreement, and Fixture Filing dated June 8, 2007, executed by Riviera Black Hawk, Inc. in favor of The Public Trustee For Gilpin County, Colorado and Wachovia Bank, National Association (see Exhibit 10.5 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.28*	Environmental Indemnity dated as of June 8, 2007 between the Company and Wachovia Bank, National Association (see Exhibit 10.6 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.29*
Environmental Indemnity dated as of June 8, 2007, among the Company, Riviera Black Hawk, Inc. and Wachovia Bank, National Association (see Exhibit 10.7 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.30*
Credit Party Pledge Agreement, dated June 8, 2007, among the Company, the Company’s restricted subsidiaries, Riviera Gaming  Management, Inc. and Wachovia Bank, National Association (see Exhibit 10.8 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.31*	Gaming Pledge Agreement dated June 8, 2007, between the Company and Wachovia Bank, National Association (see Exhibit 10.9 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.32*
Security Agreement, dated June 8, 2007, among the Company, the Company’s restricted subsidiaries, Wachovia Bank, National Association and the Lenders that are parties thereto (see Exhibit 10.10 to Form 10-Q filed on August 3, 2007, Commission File No. 0-21430)

10.33* (A)	Third Amendment to Employment Agreement between the Company and William L. Westerman effective March 4, 2008 (see Exhibit 10.01 to Form 8-K filed on March 10, 2008. Commission File No. 0-21430)

10.34*	Material Definitive Agreement between the Company and Plainfield Special Situations Master Fund Limited (see Exhibit 10.1 to Form 8-K filed on November 19, 2008. Commission File No. 0-21430)

10.35*	Material Definitive Agreement between the Company and Desert Rock Enterprises LLC (see Exhibit 10.2 to Form 8-K filed on November 19, 2008. Commission File No. 0-21430)

10.36* (A)	Forms of Salary Continuation Agreements with Riviera Operating Corporation and Riviera Black Hawk, Inc. (see Exhibit 10.1 to Form 10-Q filed on November 10, 2008, Commission File No. 0-21430)

10.37*	Lock-Up Agreement dated as of July 12, 2010. (see Exhibit 10.1 to Form 8-K filed on July 14, 2010, Commission File No. 0-21430)

10.38*	Backstop Commitment Agreement dated as of July 12, 2010. (see Exhibit 10.2 to Form 8-K filed on July 14, 2010, Commission File No. 0-21430)

10.39	Amendment No. 1, dated as of September 14, 2010, to Backstop Commitment Agreement dated as of July 12, 2010.

10.40	Amendment No. 2, dated as of October 27, 2010, to Backstop Commitment Agreement dated as of July 12, 2010.

10.41*	Order Confirming Debtors’ Second Amended Joint Plan of Reorganization. (see Exhibit 10.1 to Form 8-K filed on December 7, 2010, Commission File No. 0-21430)

10.42*
Notice Confirming Effective Date of Plan and Deadline for Filing Requests for Payment of Administrative Claims and Professional Fee Claims. (see Exhibit 10.2 to Form 8-K filed on December 7, 2010, Commission File No. 0-21430)

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

(A)	Management contract or compensatory plan or arrangement

RIVIERA HOLDINGS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Riviera Holdings Corporation

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Notes 1 and 9, on July 12, 2010, the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Additionally, the Company had negative working capital, has incurred significant losses prior to, and during the bankruptcy period and has a significant accumulated deficit as of December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9.  The December 31, 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 21, 2011

RIVIERA HOLDINGS CORPORATION
(Debtor and Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(In Thousands, Except Share Amounts)

	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,336	$19,056
Restricted cash	272	2,772
Accounts receivable—net of allowance of $214 and $239	2,086	2,063
Inventories	631	571
Prepaid expenses	2,891	2,940
Total current assets	27,216	27,402

PROPERTY AND EQUIPM ENT—net	159,604	168,967
OTHER ASSETS	1,917	2,581
Total assets	$188,737	$198,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$44	$227,544
Current portion of fair value of interest rate swap liabilities	-	22,148
Accounts payable	6,792	5,413
Accrued interest	-	17,825
Accrued expenses	9,045	8,979
Total current liabilities	15,881	281,909
Capital leases - net of current portion	71	114
Total liabilities not subject to compromise	15,952	282,023
Liabilities subject to compromise (Note 8)	276,582	-
Total liabilities	292,534	282,023

COM M ITM ENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value—60,000,000 shares authorized; 17,115,624 and 17,141,124 shares issued at December 31, 2010 and 2009, respectively, and 12,447,555 and 12,473,055 shares outstanding at December 31, 2010 and 2009, respectively	17	17
Additional paid-in capital	20,512	20,399
Treasury stock, 4,668,069 shares at December 31, 2010 and 2009	(9,635)	(9,635)
Acumulated deficit	(114,691)	(93,854)
Total stockholders’ deficit	(103,797)	(83,073)
Total liabilities and stockholders’ deficit	$188,737	$198,950

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
(Debtor and Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In Thousands, Except Per Share Amounts)

	2010	2009	2008
REVENUES
Casino	$74,181	$82,186	$91,261
Rooms	33,376	35,452	52,408
Food and beverage	19,593	23,427	28,433
Entertainment	4,117	7,988	13,424
Other	4,452	5,453	6,815
Total revenues	135,719	154,506	192,341
Less - promotional allowances	(16,563)	(20,457)	(22,581)
Net revenues	119,156	134,049	169,760

COSTS AND EXPENSES
Direct costs and expenses of operating departments:
Casino	40,674	43,705	47,752
Rooms	18,527	18,824	25,418
Food and beverage	14,361	15,687	20,506
Entertainment	2,385	3,320	8,049
Other	1,129	1,169	1,241
Other operating expenses:
Share-based compensation	115	579	795
General and administrative	35,066	35,313	39,694
Mergers, acquisitions and development costs	-	-	191
Restructuring fees	1,270	2,233	-
Depreciation	13,543	14,870	14,883
Total costs and expenses	127,070	135,700	158,529
(LOSS) INCOME FROM OPERATIONS	(7,914)	(1,651)	11,231

Gain (loss) on early retirement of debt	-	161	-
Change in fair value of derivative instruments	-	(5,320)	(3,556)
Interest expense, net (contractual interest expense for the twelve months ended December 31, 2010 was $26,973)	(8,300)	(18,049)	(17,091)
Total interest expense, net	(8,300)	(23,208)	(20,647)
LOSS BEFORE REORANIZATION ITEMS AND INCOM E TAX PROVISION	(16,214)	(24,859)	(9,416)
Reorganization items	(4,623)	-	-
LOSS BEFORE INCOM E TA X PROVISION	(20,837)	(24,859)	(9,416)
Income tax provision	-	-	(2,446)
NET LOSS	$(20,837)	$(24,859)	$(11,862)

EARNINGS PER SHARE—Loss per share, basic and diluted	$(1.67)	$(1.99)	$(0.96)
W eighted-average common and common equivalent shares outstanding	12,454	12,478	12,393

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
(Debtor and Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars In Thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

BALANCE—January 1, 2008	17,124,624	$17	$18,925	$(57,133)	(4,668,069)	$(9,635)	$(47,826)

Stock-based compensation - stock options	-	-	191	-	-	-	191
Restricted stock - forfeited	(4,800)	-	-	-	-	-	-
Stock-based compensation - restricted stock	-	-	604	-	-	-	604
Stock issued under executive option plan	42,000	-	100	-	-	-	100
Net loss	-	-	-	(11,862)	-	-	(11,862)

BALANCE—December 31, 2008	17,161,824	17	19,820	(68,995)	(4,668,069)	(9,635)	(58,793)

Stock-based compensation - stock options	-	-	79	-	-	-	79
Restricted stock - forfeited	(20,700)	-	-	-	-	-	-
Stock-based compensation - restricted stock	-	-	500	-	-	-	500
Net loss	-	-	-	(24,859)	-	-	(24,859)

BALANCE—December 31, 2009	17,141,124	17	20,399	(93,854)	(4,668,069)	(9,635)	(83,073)

Stock-based compensation - stock options	-	-	46	-	-	-	46
Restricted stock - forfeited	(25,500)	-	-	-	-	-	-
Stock-based compensation - restricted stock	-	-	67	-	-	-	67
Net loss	-	-	-	(20,837)	-	-	(20,837)

BALANCE—December 31, 2010	17,115,624	$17	$20,512	$(114,691)	(4,668,069)	$(9,635)	$(103,797)

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
(Debtor and Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In Thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(20,837)	$(24,859)	$(11,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,543	14,870	14,883
Stock-based compensation - restricted stock	67	500	604
Stock-based compensation - stock options	46	79	191
Provision for bad debts	31	(10)	530
(Gain) loss on early retirement of debt	-	(161)	-
Amortization of deferred loan fees	196	321	338
Change in fair value of derivative instruments	-	5,320	3,556
Reorganization items	4,623	-	-
Change in operating assets and liabilities:
Accounts receivable	(54)	404	576
Inventories	(60)	147	737
Prepaid expenses	49	36	626
Other assets	(244)	(244)	97
Accounts payable	1,973	(2,701)	(3,221)
Accrued expenses	(169)	(1,206)	(4,078)
Accrued interest	8,160	17,727	(90)
Deferred income taxes—net	-	-	2,446
Deferred compensation plan obligation	-	-	(35)
Obligation to officers	-	(1,028)	(1,000)
Net cash provided by operating activities before reorganization items	7,324	9,195	4,298
Net cash used for reorganization items	(3,771)	-	-
Net cash provided by operating activities	3,553	9,195	4,298

INVESTING ACTIVITIES:
Capital expenditures for property and equipment—Las Vegas	(3,067)	(631)	(20,020)
Capital expenditures for property and equipment—Black Hawk	(663)	(2,925)	(2,069)
Release of restricted cash	2,500	-	-
Net cash used in investing activities	(1,230)	(3,556)	(22,089)

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In Thousands)

	2010	2009	2008

FINANCING ACTIVITIES:
Repayments on long-term borrowings	(43)	(44)	(167)
Proceeds from line of credit	-	-	2,500
Exercise of employee stock options	-	-	100
Net cash (used in) provided by financing activities	(43)	(44)	2,433

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,280	5,595	(15,358)

CASH AND CASH EQUIVALENTS—Beginning of year	19,056	13,461	28,819
CASH AND CASH EQUIVALENTS—End of year	$21,336	$19,056	$13,461

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
Property acquired with accounts payable—Las Vegas, Nevada	$75	$118	$3

Property acquired with accounts payable—Black Hawk, Colorado	516	245	-

Cash interest paid	$49	$48	$17,050

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

Debtor and Debtor-in-Possession

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations — Riviera Holdings Corporation (“RHC”) and its wholly-owned subsidiaries (together, the “Company”) own and operate the Riviera Hotel & Casino (“Riviera Las Vegas”) on the Strip in Las Vegas, Nevada and the Riviera Black Hawk Casino (“Riviera Black Hawk” or “RBH”) in Black Hawk, Colorado.

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

Overview of Recent Developments — On July 12, 2010, RHC, RBH and Riviera Operating Company or “ROC” (collectively the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada for reorganization of its business and to have the Chapter 11 cases jointly administered (see “Bankruptcy Proceedings” in Note 9).

A Plan of Reorganization, which was mutually agreed upon by the Debtors and its creditors, (the “Plan”) became effective on December 1, 2010.  The Plan stipulates that upon substantial consummation, as defined, the Company’s Credit Facility and Swap Agreement balances will be eliminated and substituted with a new $50.0 million term loan.  Before the Plan can be substantially consummated, various regulatory and third party approvals must be obtained.  There is no assurance that all regulatory and third party approvals will be obtained.  If the Plan is not substantially consummated, the Plan will be deemed null and void and the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Accounting for Reorganization — The accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. The consolidated financial statements have been prepared on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Chapter 11 filing creates substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, the Plan could materially change the amounts and classifications reported in the accompanying consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of the Plan.

The accounting guidance for financial reporting by entities in reorganization under the bankruptcy code requires that the financial statements for periods subsequent to the filing of Chapter 11 distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending September 30, 2010. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Cash used for reorganization items must be disclosed separately in the statement of cash flows. The Company adopted the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code on July 12, 2010 and will segregate those items as outlined above for all reporting periods subsequent to such date.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Cash and Cash Equivalents — Amounts classified as cash and cash equivalents included cash held in our concentration accounts and money market accounts with original maturities of 90 days or less Cash held in our concentration accounts and money market accounts had a value of $7,097,000 and $8,019,000 at December 31, 2010 and 2009, respectively.

Restricted Cash — As of December 31, 2009, $272,000 in cash and $2.5 million in a certificate of deposit was held in restricted cash held for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for workers compensation.  On May 11, 2010, the State of Nevada Workers Compensation Division issued a letter informing the Company that the division had released all interest in the $2.5 million certificate of deposit.  As a result, the $2.5 million in a certificate of deposit was reclassified to cash and cash equivalents effective May 11, 2010.  As of December 31, 2010, $272,000 in cash held in restricted cash held for the benefit of the State of Nevada Workers Compensation Division remains.

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

For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we periodically assess the recoverability of property and equipment and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated.  If the undiscounted cash flows do not exceed the carrying value, then impairment is calculated based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.  There were no asset impairment charges in 2010, 2009 and 2008.

Other Assets — Other assets included deferred loan offering costs, which were amortized over the estimated life of the debt using the straight line method which approximates the effective interest rate method.  Such amortized costs are included in interest expense.  In accordance with ASC Topic 852, the unamortized deferred loan fee balance as of the Petition Date was written-off to reorganization items (see “Bankruptcy Proceedings” in Note 9).

Stock-Based Compensation — As of December 31, 2010, the Company has four active stock-based compensation plans and two expired stock-based compensation plans. Under the Company’s active stock compensation plans, the Company will at the discretion of the Company’s Compensation Committee, issue option grants of Company common stock to those directors in lieu of cash compensation.  The option grants issued under this plan are valued at the market value of the shares at the date of issuance on each regularly scheduled date for paying directors’ fees.

Income Taxes — The Company is subject to income taxes in the United States. Authoritative guidance for accounting for income taxes requires that we account for income taxes by recognizing deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward balances.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of the reversal of future temporary differences.  As a result, we have concluded it is more likely than not that the net deferred tax assets will not be realized and thus have provided an allowance against our entire net deferred tax asset balance.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where the Company operates.  Authoritative guidance for accounting for uncertainty in income taxes prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and requires that we utilize a two-step approach for evaluating tax positions.  Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement.  Note that authoritative guidance for accounting for uncertainty in income taxes uses the term “more likely than not” when the likelihood of occurrence is greater than 50%.

The tax positions failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized.  Authoritative guidance for uncertainty in accounting for income taxes specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2010, 2009 and 2008, the Company recognized no amounts for interest or penalties.

Fair Value Disclosures

Long-Term Debt — Based on the quoted market price, the approximate fair value of long-term debt outstanding was $136,500,000 as of December 31, 2009.  The Company’s debt instruments incurred prior to the Petition Date have been stayed and are subject to compromise as further discussed in Notes 8 and 9. As such, the Company believes it is impracticable to determine fair value of those pre-petition debt instruments until the Company emerges from Chapter 11.  The Company also believes while the Company is in bankruptcy, the credit risk of the Company has not changed significantly.

Interest Rate Swaps — From time to time, the Company enters into interest rate swaps.  The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  The Company does not use derivative financial instruments for trading or speculative purposes.  As such, the Company has adopted Financial Accounting Standards Board Accounting Standards Codification Topic 815, to account for interest rate swaps.  The pronouncements require us to recognize the interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value.  The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

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

On July 28, 2009, the Company received an early termination notice which claims a termination amount due and payable under the swap agreement equal to $22.1 million plus $4.4 million in accrued interest.  As of December 31, 2010, the Company reflects a $27.8 million liability related to the interest rate swap which includes $4.4 million in accrued interest through July 28, 2009, the date the Company received the early termination notice, and $1.3 million in accrued default interest.  The Company recorded $5.3 million in losses as a result of changes in the fair value of derivative instruments during the year ended December 31, 2009.  The Company recorded no gain or loss as a result of changes in the fair value of derivative instruments during the year ended December 31, 2010 due to the early termination notice referenced above.

In accordance with ASC Topic 852, interest expense is recognized only to the extent it will be paid during the bankruptcy proceedings or that it will be an allowed claim (see “Bankruptcy Proceedings” in Note 9).  As a result, the Company accrued interest on the Credit Facility and interest rate swap through the Petition Date.  No interest was accrued on the Credit Facility or the interest rate swap after the Petition Date.

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

Room Revenue, Food and Beverage Revenue, Entertainment Revenue and Other Revenue — The Company recognizes room, food and beverage, entertainment revenue, and other revenue at the time that goods or services are provided.

Promotional Allowances — Revenues include the estimated retail value of rooms, food and beverage, and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is reclassified to the casino department in the following amounts in thousands:

	Year Ended December 31
	2010	2009	2008
Food and beverage	$7,322	$7,861	$8,447
Rooms	3,225	3,374	3,455
Entertainment	418	988	1,007

Total costs allocated to casino departments	$10,965	$12,223	$12,909

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

Advertising — The costs of advertising are expensed as incurred.  Advertising expense was $2,246,000, $2,923,000 and $2,897,000 in 2010, 2009 and 2008, respectively.

Earnings per Share — Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance. We calculate the effect of dilutive securities using the treasury stock method. As of December 31, 2010 and 2009, our potentially dilutive share-based awards consisted of grants of stock options as described in Note 14.

For the years ended December 31, 2010, 2009 and 2008, we recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options is zero (anti-dilutive). As a result, basic earnings per share equaled diluted earnings per share for the years ended December 31, 2010, 2009 and 2008.  As of December 31, 2010, there were no options outstanding that could potentially dilute basic earnings per share in the future.

Recently Issued Accounting Standards — In December 2010, the FASB issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  In the event that the Company acquires companies significant to its operations in the future, the Company expects that the adoption of the guidance will have an impact on its consolidated financial statements.

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance is expected to only affect the accounting for base jackpots, as the guidance uses the same principle that is currently applied by the Company to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of January 1, 2011, which did not have a material impact on the Company’s consolidated financial statements. A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our Consolidated Financial Statements.

Certain Risks and Uncertainties — The Company’s operations are dependent on its continued licensing by state gaming commissions. The loss of a license, in any jurisdiction in which the Company operates, could have a material adverse effect on future results of operations.

The Company is dependent on the economy of the U.S. in general, and any deterioration in the national economic, energy, credit and capital markets could have a material adverse effect on future results of operations.

The Company is dependent upon a stable gaming and admission tax structure in the locations that it operates in. Any change in the tax structure could have a material adverse affect on future results of operations.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. The Company has bank deposits and overnight repurchase agreements that exceed federally-insured limits.

Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers only following credit checks and investigations of creditworthiness.

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit-related losses.

Reclassifications — Certain prior period amounts presented in our consolidated financial statements have been reclassified to conform to the December 31, 2010 presentation. The reclassifications relate to how the company classifies liabilities as either accounts payable or accrued liabilities and had no effect on our net loss as previously reported.

2.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (in thousands):

	2010	2009
Casino	$201	$240
Hotel	2,099	2,062
Total	2,300	2,302
Less - Collection allowances	(214)	(239)
Accounts receivable - net	$2,086	$2,063

Collection allowances activity for the years ending December 31 consist of the following (in thousands):

	2010	2009
Beginning balance	$239	$559
Write-offs	(61)	(325)
Recoveries	5	15
Provision (credit) for doubtful collection	31	(10)
Ending balance	$214	$239

The Company manages its credit risk by evaluating customers’ credit worthiness before extending credit.  The maximum credit losses that might be sustained are limited to the recorded receivables less any amounts reserved.

3.	PREPAID EXPENSES

Prepaid expenses consist of the following at December 31 (in thousands):

	2010	2009
Prepaid gaming taxes	$751	$883
Prepaid insurance	633	713
Vendor deposits and retainers	399	275
Prepaid equipment maintenance	529	406
Other	579	663
Total	$2,891	$2,940

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

	2010	2009
Land and improvements	$40,752	$40,752
Buildings and improvements	145,374	145,374
Equipment, furniture, and fixtures	176,208	173,251
Construction in progress	134	31
Total cost	362,468	359,408
Less - Accumulated depreciation and amortization	(202,864)	(190,441)
Property and equipment-net	$159,604	$168,967

Substantially all of the Company’s property and equipment are pledged as collateral to secure debt (see Note 9).

5.	OTHER ASSETS

Other assets consist of the following at December 31 (in thousands):

	2010	2009
Deposits	$745	$384
Deferred loan fees	-	1,049
Base stock	1,172	1,148
Total	$1,917	$2,581

In accordance with ASC Topic 852, the unamortized deferred loan fee balance as of the Petition Date was written-off to reorganization items (see “Bankruptcy Proceedings” in Note 9 and Note 15).  The unamortized deferred loan fee balance as of the Petition Date was $853,000.  The December 31, 2009 deferred loan fee balance is net of $559,000 in accumulated amortization.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of the following at December 31 (in thousands):

	2010	2009
Accounts payable vendors	$3,382	$2,327
Customer deposits, non-gaming	501	562
Other	405	445
Insurance contracts	431	49
Sub total	4,719	3,383

Outstanding chip and token liability	241	235
Customer loyality liabilities	478	544
Progressive jackpot liabilities	1,270	1,114
Customer deposits and other	84	137
Total gaming customer-related payables	2,073	2,030
Total	$6,792	$5,413

Accrued expenses consist of the following at December 31 (in thousands):

	2010	2009
Payroll and related taxes and benefits	$5,323	$5,567
Property and gaming taxes	2,838	2,668
Professional fees, deferred revenues and deposits	884	744
Total	$9,045	$8,979

7.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2010, the Company had no assets or liabilities measured at fair value on a recurring basis.

On July 27, 2009, the Company received from Wachovia a Notice of Amount Due Following Early Termination of our interest rate swap agreement (see “Credit Defaults” within Note 9).  As a result, the mark to market interest rate swap liability was adjusted to $22.1 million which is the balance as of December 31, 2010 and reflects the amount due and payable on the Notice of Amount Due Following Early Termination.  In accordance with ASC Topic 852, the interest rate swap liability was classified as a liability subject to compromise in our condensed consolidated balance sheets as of December 31, 2010.

8.           LIABILITIES SUJECT TO COMPROMISE

Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Bankruptcy Court.  In accordance with ASC Topic 852, these liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of December 31, 2010 and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts.  Adjustments to the claims may result from negotiations, payments authorized by the Bankruptcy Court, interest accruals, or other events.  It is anticipated that such adjustments, if any, could be material.  Liabilities subject to compromise are classified separately from long-term obligations and current liabilities in the accompanying condensed consolidated balance sheets.

In accordance with ASC Topic 852, interest expense is recognized only to the extent it will be paid during the bankruptcy proceedings or that it will be an allowed claim.  As a result, the Company accrued interest on the Credit Facility and interest rate swap through the Petition Date.  No interest was accrued on the Credit Facility or the interest rate swap after the Petition Date.

Liabilities subject to compromise consists of the following as of December 31, 2010 (in thousands);

Term Loan	$225,000
Revolving Credit Facility	2,500
Interest Rate Swap	22,148
Accrued Interest	25,985
Accounts Payable	949
Total Liabilities Subject to Compromise	$276,582

9.	LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2010	2009

$225 million Term Loan - subject to compromise	$225,000	$225,000

$3 million Revolving Credit Facility - subject to compromise	2,500	2,500

Interest Rate Swap - subject to compromise	22,148	22,148

Capitalized lease obligations (Note 10)	115	158

Total long-term debt	249,763	249,806

Less-Liabilities subject to compromise (Note 8)	(249,648)	-

Less-Current portion of capital lease obligations	(44)	(249,692)

Total	$71	$114

Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2011	$249,692
2012	45
2013	26
2014	-
2015	-
Thereafter	-
Total	$249,763

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

The Credit Facility includes a $225 million seven-year term loan (“Term Loan”) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein.  The Credit Facility also includes a $20 million five-year revolving credit facility (“Revolving Credit Facility”) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolving Credit Facility commitment from $20 million to $3 million.  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR rate loans.  The rate for the Term Loan and Revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the “Swap Agreement”) that became effective June 29, 2007 that the Company entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the swap agreement).  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485%.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

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

Prior to the Credit Defaults, the interest rate on loans under the Revolving Credit Facility depended on whether they were in the form of revolving loans or swingline loans (“Swingline Loans”).  Prior to the Credit Defaults, the interest rate for each revolving loan depended on whether RHC elected to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate loan; and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate plus the Applicable Percentage for revolving loans that were ABR Loans.  As a result of the Credit Defaults, the Company no longer has the option to request the LIBOR Rate loans.

As of December 31, 2010, the Company had $2.5 million outstanding against the Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

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

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Credit Facility and Swap Agreement accrued interest.  Consequently, we elected not to make these payments during 2009 and 2010.  The Company’s failure to pay interest due on any loan within our Credit Facility within a three-day grace period from the due date was an event of default under our Credit Facility.  As a result of these events of default, the Company’s lenders have the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates are in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

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

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which included $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate and Applicable Margins.  As of December 31, 2010, our Term Loan and Revolving Credit Facility bear interest at approximately 6.25%.  As of December 31, 2010, the interest rate swap liability was $22.1 million which equals the mark to market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.   Additionally, accrued interest as of December 31, 2010 included $5.7 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination plus $1.3 million in default interest pursuant to the Swap Agreement termination.

Bankruptcy Proceedings

On the Petition Date and prior to the commencement of the Chapter 11, the Company entered into a restructuring and lock-up letter agreement (the “Lock-Up Agreement”) with holders (the “Consenting Lenders”), in the aggregate, of in excess of 66 2/3% in the amount of all of the outstanding claims under the Company’s credit and fixed rate swap agreements which are described in detail above.  Pursuant to the Lock-Up Agreement, the Consenting Lenders are contractually obligated to support the restructuring of the Company in accordance with the Debtor’s Joint Plan of Reorganization (as amended, the “Plan”) together with the proposed disclosure statement (as amended, the “Disclosure Statement”), which supports the Plan.  Moreover, the Lock-Up Agreement contractually obligates the parties to move forward with the Plan for each of the Debtors.  The original Joint Plan of Reorganization, together with the Disclosure Statement, was filed with the Bankruptcy Court on the Petition Date.  The First Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ First Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 7, 2010 and the Second Amended Joint Plan of Reorganization and Disclosure Statement to Accompany Debtors’ Second Amended Joint Plan of Reorganization were filed with the Bankruptcy Court on September 17, 2010.

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

During the Chapter 11 Cases, the Debtors, under the direction of the Company’s existing management team, continue to manage their properties and operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Title 11 of the United States Bankruptcy Code.  The Debtors anticipate that they will continue to pay employees and vendors, and honor customer deposits and commitments without interruption or delay through the Substantial Consummation Date of the Plan.

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

On September 21, 2010, the Bankruptcy Court found that the Disclosure Statement as modified to reflect changes, if any, made or ordered on the record contained “adequate information” within the meaning of Section 1125 of the Bankruptcy Code.  The Bankruptcy Court held a hearing to consider confirmation of the Plan on November 8, 2010 (the “Confirmation Hearing”).  Beforehand, ballots along with the Disclosure Statement and Plan were distributed to classes of creditors entitled to vote on the Plan.  At the Confirmation Hearing, the Bankruptcy Court concluded that the Plan, as modified at the Confirmation Hearing, met the requirements for confirmation, including that the requisite classes of creditors voted in favor of the Plan, and confirmed the Plan, as modified at the Confirmation Hearing.  The Plan, as modified at the Confirmation Hearing, became effective on December 1, 2010.  Before the Plan can be substantially consummated, various regulatory and third party approvals must be obtained.  There is no assurance that all regulatory and third party approvals will be obtained.  If the Plan is not substantially consummated: (a) the Plan will be deemed null and void and the Company will then seek to reorganize pursuant to a different plan which will need to meet the confirmation standards of the Bankruptcy Code; (b) the Lockup Agreement will no longer be in effect; and (c) the Company may be required to obtain interim financing, if available, and liquidate its assets which may have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Special Improvement District Bonds

In 2000, the Company incurred debt totaling $1.2 million associated with Special Improvement District Bonds issued by the City of Black Hawk, Colorado for road improvements and other infrastructure projects benefiting Riviera Black Hawk and neighboring casinos.  As of December 31, 2008, the remaining balance of this debt was $146,000 which was forgiven by the City of Black Hawk in February 2009 and recorded as a gain on extinguishment of debt during the twelve months ended December 31, 2009.

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

The following is a schedule by year of the minimum rental payments due under capital leases as of December 31, 2010 (in thousands):

Capital
Years ending December 31,	Leases

2011	$45
2012	45
2013	26
2014	-
2015	-
Thereafter	-
-
Total minimum lease payments	116
Less-Interest portion of payments	(1)
Present value of net minimum lease payments	$115

Property and equipment under capital lease as of December 31, 2010 and 2009 were $158,800 and $202,000 with accumulated amortization of $122,700 and $76,700, respectively.

Rental expense for equipment under operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $1,086,000, $928,000 and $269,000, respectively. All are cancelable within a year.

In addition, the Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of non-cancelable operating leases that expire in various years through 2013, and have options to extend at the tenant’s option.  Rental income, which is included in other revenue, for the years ended December 31, 2010, 2009 and 2008 was approximately $2,433,000, $2,895,000 and $3,388,000 respectively.

At December 31, 2010, the Company had future minimum annual rental income due under non-cancelable operating leases as follows (in thousands):

2011	$2,262
2012	1,781
2013	1,001
2014	648
2015	600

Total	$6,292

Certain lease arrangements at the Riviera Las Vegas contain a buyout/liquidated damages provision. This provision provides that in the event of a major renovation or certain other events, the Company has the right, according to an agreed-upon formula, to buy out any remaining term of the lease by providing the tenant twelve months written notice.

11.	INCOME TAXES

Components of our provision for income taxes are as follows:

Years ended December 31,	2010	2009	2008
(In thousands)
Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-
Federal	-	-	2,446
State	-	-	-
Total deferred	-	-	2,446
Provision for income taxes	$-	$-	$2,446

The effective income tax rates differ from statutory US federal income tax rates as follows:

Years ended December 31,	2010	2009	2008
	Rate	Rate	Rate
Taxes at federal statutory rate	-35.0%	-35.0%	-35.0%
State income tax, net	-1.6%	-0.6%	-0.5%
Employee benefits	0.0%	1.5%	6.0%
FICA credit	-0.7%	-0.5%	-1.9%
Other, net	3.8%	0.9%	-3.7%
Deferred taxes - net operating losses	-18.5%	0.0%	0.0%
Reorganization Costs	6.3%	0.0%	0.0%
Valuation allowance	45.7%	33.7%	61.1%
Provision for income taxes	0.0%	0.0%	26.0%

Under the accounting guidance, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset consisted of the following:

December 31,	2010	2009
(In thousands)
Deferred Tax Assets
Reserves and accruals	$1,258	$577
Fair value of SWAP	7,972	7,752
Share-based compensation	0	461
Federal net operating loss carry forwards	39,545	33,051
State net operating loss carry forwards	766	526
AMT and other tax credits	3,758	3,840
Other	46	46
	53,345	46,253
Valuation allowance	(47,893)	(38,362)
Total Deferred Tax Asset	$5,452	$7,891

Deferred Tax Liabilities
Prepaid expenses	$(771)	$(699)
Property and equipment	(4,681)	(7,192)
Total Deferred Tax Liability	$(5,452)	$(7,891)

Net Deferred Tax Asset (Liability)	$-	$-

Our U.S. net operating loss carry forwards in the amount of $112.9 million at December 31, 2010 and $97.2 million at December 31, 2009 will expire in tax years ending 2012 through 2030.   Our AMT credits of $1.8 million have no expiration date.  Our other general business tax credits of $2.0 million at December 31, 2010 and $2.0 million at December 31, 2009 will expire in tax years ending 2011 through 2030.  Our state net operating loss carry forwards in the amount of $25.4 million at December 31, 2010 and $20.1 million at December 31, 2009 will expire in tax years ending 2020 through 2030.  Due to certain significant changes in ownership in prior years, some of the net operating losses and general business credits are subject to limitation under Internal Revenue Code Sections 382 and 383.

We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with accounting guidance. This assessment included the evaluation of the reversal of temporary differences.  As a result, we have concluded that it is more likely than not that the net deferred tax assets will not be realized and thus have provided an allowance for the entire net deferred tax asset balance.  Our valuation allowance was $47.9 at December 31, 2010, $38.4 million at December 31, 2009 and $30.0 million at December 31, 2008.

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

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax.  In July 2008, the Court denied the State’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of December 31, 2010, the Company had not recorded a receivable related to this matter.

13.	EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

As disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 19, 2010, William L. Westerman, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors (the “Board”), passed away on April 18, 2010.  Mr. Westerman had an employment agreement with the Company that expired upon his death.

Mr. Westerman’s employment agreement required us to fund a retirement account for him.  The Company fully funded the account and commenced quarterly principal distributions equal to $250,000 plus accrued interest beginning April 1, 2003 and continuing on the first day of each quarter thereafter until October 1, 2009.  The Company credited Mr. Westerman’s retirement account with accrued quarterly interest on the first day of each succeeding calendar quarter in an amount equal to the product of (1) our average borrowing cost for the immediately preceding fiscal year, as determined by our Chief Financial Officer, and (2) the average outstanding balance in the retirement account during the preceding quarter.  Total interest accrued to Mr. Westerman’s account was $52,000 for 2009 and $135,000 for 2008.  The final retirement account principal and interest balances were paid to Mr. Westerman in October 2009.

Robert Vannucci, President and Chief Operating Officer of ROC, has an employment agreement with the Company effective September 1, 2006.  The agreement is for a one-year term and automatically renews for successive one-year terms.  Mr. Vannucci’s base compensation is $400,000.   His employment agreement also provides for an annual incentive award of $200,000 plus an amount for a stretch bonus under the Company’s Incentive Compensation Program if Riviera Las Vegas fully achieves financial targets for Riviera Las Vegas predetermined by the Company’s Compensation Committee (or a prorated award, if we partially achieve those targets).  For 2010, 2009 and 2008, Mr. Vannucci did not receive an award under the Incentive Compensation Program.  Mr. Vannucci or the Company may terminate the employment agreement at any time upon 30 days prior written notice, but if the Company terminates it without cause, then Mr. Vannucci will be entitled to one year’s salary, a prorated award under the Company’s Incentive Compensation Program, two years of health insurance benefits and a one-year automobile allowance of $6,000, plus reimbursement of all reasonable automobile expenses (excluding lease or loan payments).

Incentive Compensation Program — the Company has an Incentive Compensation Program covering employees who, in the opinion of the Company’s Chief Executive Officer, either serve in key executive, administrative, professional, or technical capacities with the Company, or who have made a significant contribution to the successful and profitable operation of the Company. The amount of each bonus is based upon a sliding targeted scale of earnings established annually.  The Company recorded no amounts for the Compensation Program bonuses in 2010 and 2008 and recorded $542,000 for the Compensation Program bonuses in 2009.

Pension Plan Contributions — the Company contributes to multi-employer pension plans under various union agreements in Las Vegas to which the Company is a party.  Contributions, based on wages paid to covered employees, were approximately $1,457,000, $1,468,000 and $2,020,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Profit Sharing and 401(k) Plans — the Company has profit sharing and 401(k) plans (the “Profit Sharing and 401(k) Plans”) for employees of Riviera Las Vegas and Riviera Black Hawk who are at least 21 years of age and who are not covered by a collective bargaining agreement and are eligible after ninety days of service.

Effective January 1, 2008 the Company amended its 401(k) Plans to match an amount not to exceed 50% of the first 6% of each participant’s compensation.  Prior to January 1, 2008 the Company match was 25% of the first 8%.  Effective January 1, 2009, the Company suspended the Company match to the 401(k).  As a result, the Company made no matching contributions in 2010 or 2009.  The Company’s total matching contributions for the year ended December 31, 2008 was $452,000. The Company also pays administrative costs of the Profit Sharing and 401(k) Plans, which are not significant.

Prior to 2003, the Company suspended contributions to the profit sharing component of the Profit Sharing and 401(k) Plans and the Company substituted contributions to an Employee Stock Ownership Plan (“ESOP”), (see “Employee Stock Ownership Plan,” directly below).

Employee Stock Ownership Plan — The ESOP was established prior to 2003 to replace the profit sharing contribution component of the Profit Sharing and 401(k) Plans. The 401(k) component remains unchanged.  The ESOP provided that all employees of Riviera Las Vegas and Riviera Black Hawk who were employed on and completed a minimum of 1,000 hours of service by, December 31 of that plan year, were at least 21 years of age, and were not covered by a collective bargaining agreement were eligible to participate in the ESOP.  The ESOP provided that the Company will make a contribution to the ESOP’s participants at Riviera Las Vegas and Riviera Black Hawk relative to the economic performance of each property and for the corporate participants relative to the economic performance of the entire Company.  The Board of Directors unanimously elected to terminate the ESOP effective May 11, 2009 due to prohibitive administrative costs.  The ESOP trust account was closed in 2009 after distributing the remaining stock and cash amounts to the participants.  No contributions were made to the ESOP in 2009 or 2008.

Deferred Compensation Plan — Prior to 2003, the Company adopted a Deferred Compensation Plan (the “DCP”). The purpose of the DCP is to provide eligible employees with the opportunity to defer the receipt of cash compensation. Participation in the DCP is limited to employees who receive annual compensation of at least $100,000. The deferred funds, other than the common stock component, were maintained on the Company books as funded liabilities under Rabbi Trusts for the benefit of the participants. All elections to defer the receipt of compensation must be made no later than December 1st preceding the plan year to which the election relates and are irrevocable for the duration of that plan year.  No deferrals have been made since 2004 and the plan distributed the remaining common stock to participants during 2007.  There was no balance in the Deferred Compensation Plan as of December 31, 2010 and 2009.

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

Salary Continuation Agreements — the Company had salary continuation agreements with several key employees.  The salary continuation agreements expired on December 31, 2010.

14.	STOCK OPTION PLANS

Stock Compensation Plans — At December 31, 2010, the Company had two active stock option plans and two expired stock option plans, which are described below.  Under the 1993 Employee Stock Option Plan (the “1993 Option Plan”), the Company was authorized to grant options to employees for up to one million shares of its common stock. Under the Non-Qualified Stock Option Plan for Non-Employee Directors (the “1996 Option Plan”), the Company was authorized to grant options to non-employee directors for up to 150,000 shares of common stock.  Under these plans, the exercise price of each option equaled the market price of the Company stock on the date of grant.  All options have vested under the 1996 Option Plan.

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

In 2005, the Company granted 385,500 restricted shares to 21 executives under its Restricted Stock Plan.  During the twelve months ended December 31, 2010, $67,000 was realized as expensed related to the restricted shares.  As of December 31, 2010, all of the restricted shares have vested and have been recognized to expense.  The vesting schedule for the shares was as follows.

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

The activity of the 1993 Option Plan and the two director option plans (the 1996 Option Plan and the 2005 Stock Option Plan for Non-employee Directors) is as follows:

		Weighted-
		Average
		Per Share
		Exercise
Stock Options	Shares	Price

Outstanding, December 31, 2007	258,000	$7.33
Exercised	(42,000)	$2.45
Automatic grant to directors	24,000	$15.35
Outstanding, December 31, 2008	240,000	$8.99
Expired	(42,000)	$11.78
Automatic grant to directors	18,000	$1.48
Outstanding, December 31, 2009	216,000	$7.82
Expired	(30,000)	$2.56
Automatic grant to directors	18,000	$0.34
Outstanding, December 31, 2010	204,000	$7.93

	Options Outstanding
	Number	Weighted-
	Outstanding	Average	Weighted-
	at	Remaining	Average
Range of	December 31,	Contractual	Exercise
Exercise Prices	2010	Life	Price
$1.33 to $2.00	66,000	8.64 years	$1.37
$2.18 to $20.00	102,000	3.36 years	$4.72
$20.00 to $36.56	36,000	5.92 years	$29.08

	Shares	Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Shares exercisable 12/31/10	159,000	$7.67	5.34 years	$0

Option expense recorded in 2010, 2009 and 2008 was $45,000, $79,000 and $192,000, respectively.  Restricted stock expense recorded in 2010, 2009 and 2008 was $67,000, $500,000 and $603,000, respectively.  As noted above, as of December 31, 2010, all of the restricted shares have vested and have been recognized to expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2010, respectively: dividend yield of 0%; average expected volatility of 66% based on the history of the stock price; risk-free interest rates of 3.66% and average expected life of 7.5 years.  The average weighted fair value of options granted in 2010, 2009 and 2008 was $0.24, $1.04 and $5.09 per share, respectively.

As of December 31, 2010, there was a total of $155,000 of unamortized compensation related to stock options, which is expected to be recognized as compensation over the vesting period of the related grants through May 2015.

15	REORGANIZATION ITEMS

Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations. The components of reorganization items are as follows (amounts in thousands):

Year Ended December 31, 2010

Professional fees	$3,770
Write-off of debt issuance costs	853
Reorganization Items	$4,623

Professional fees include financial, legal and other services directly associated with the reorganization process.  Professional fees incurred for the year ended December 31, 2010 totaled $3.8 million. In accordance with the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, the Company ceased amortization deferred debt issuance costs related to the liabilities subject to compromise on the Petition Date. Reorganization items for the year ended December 31, 2010 included $0.9 million pertaining to the write-off of unamortized debt issuance costs related to certain liabilities subject to compromise.

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

Basic loss per share is computed by dividing net loss per share by the weighted-average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net income by the weighted number of common and common-equivalent shares outstanding for the period.  Options to purchase common stock, whose exercise price was greater than the average market price for the period have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. Such anti-dilutive options excluded from the calculation of diluted loss per share for the years ended December 31, 2010, 2009 and 2008 were 204,000, 216,000, and 141,177, respectively based on the treasury method.

18.	RELATED PARTY TRANSACTIONS

Jeffrey A. Silver, a former member of the Company’s board of directors who resigned from the board effective February 23, 2009, is a shareholder in the law firm of Gordon & Silver, Ltd. (“Gordon & Silver”).  Since 1993, the Company has used Gordon & Silver for various securities issues, miscellaneous legal matters and bankruptcy council.  The Company incurred legal expenses to the firm, which are included in other general and administrative costs, of $3,300, $14,400 and $5,000 in 2010, 2009 and 2008, respectively.  The Company incurred legal expenses to the firm, which are included in restructuring fees, of $330,700 and $140,700 in 2010 and 2009, respectively.  The Company incurred legal expenses to the firm, which are included in reorganization items, of $467,700 in 2010.  Lastly, the Company paid the firm a retainer for legal services related to the reorganization of $150,000 and $50,000 in 2010 and 2009, respectively.  As of December 31, 2010, the unapplied balance of the retainer was $41,300.

19.	SEGMENT DISCLOSURES

We review our operations by our geographic gaming market segments:  Riviera Las Vegas and Riviera Black Hawk. All inter-segment revenues have been eliminated.
(in thousands)	2010	2009	2008

Net revenues:
Riviera Las Vegas	$79,335	$91,880	$128,031
Riviera Black Hawk	39,821	42,169	41,729
Total net revenues	$119,156	$134,049	$169,760

Property EBITDA (1)
Riviera Las Vegas	$1,423	$9,635	$18,748
Riviera Black Hawk	8,851	9,892	12,209

Other costs and expenses:
Corporate expense
Share-based compensation	115	579	795
Other corporate expenses	3,260	3,496	3,857
Depreciation and amortization	13,543	14,870	14,883
Mergers, acquisitions and development costs, net	-	-	191
Restructuring Fees	1,270	2,233	-
(Gain) Loss on retirement of debt	-	(161)	-
Change in fair value of derivative instruments	-	5,320	3,556
Interest expense	8,384	18,147	17,429
Interest income	(84)	(98)	(338)
	26,488	44,386	40,373
Net loss before reorganization items and income tax provision	(16,214)	(24,859)	(9,416)
Reorganization items	(4,623)	-	-
Net loss before income tax provision	(20,837)	(24,859)	(9,416)
Income tax provision	-	-	(2,446)
Net loss	$(20,837)	$(24,859)	$(11,862)

Interest expense:
Riviera Las Vegas	$3,050	$12,897	$12,164
Riviera Black Hawk	5,250	5,250	5,265
	$8,300	$18,147	$17,429

Depreciation expense
Riviera Las Vegas	$9,812	$10,761	$10,599
Riviera Black Hawk	3,731	4,109	4,284
	$13,543	$14,870	$14,883

	December 31
Property and equipment (2):	2010	2009

Riviera Las Vegas	$102,454	$109,124
Riviera Black Hawk	57,150	59,843
	$159,604	$168,967

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

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2010 that required recognition or disclosure in the consolidated financial statements.

21.	UNAUDITED QUARTERLY FINANCIAL DATA

The following tables (amounts in thousands, except per share data) present selected quarterly financial information for 2010 and 2009, as previously reported.  Note that loss per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter.

RIVIERA HOLDINGS CORPORATION
UNAUDITED QUARTERLY FINANCIAL DATA
(Amounts in Thousands, Except per Share Data)

	March 31	June 30	September 30	December 31
Year ended December 31, 2010
Net revenues	$30,814	$32,335	$28,216	$27,791
Operating loss	(629)	(245)	(4,261)	(2,779)
Loss before income tax provision	(4,532)	(4,200)	(6,894)	(5,211)
Net loss	(4,532)	(4,200)	(6,894)	(5,211)
Loss per share—basic	$(0.36)	$(0.34)	$(0.55)	$(0.42)
Loss per share—diluted	$(0.36)	$(0.34)	$(0.55)	$(0.42)

Year ended December 31, 2009
Net revenues	$34,656	$34,642	$34,632	$30,119
Operating income (loss)	1,470	(600)	(1,007)	(1,514)
Loss before income tax provision	(1,037)	(13,519)	(4,673)	(5,630)
Net Loss	(1,037)	(13,519)	(4,673)	(5,630)
Loss per share—basic	$(0.08)	$(1.08)	$(0.38)	$(0.45)
Loss per share—diluted	$(0.08)	$(1.08)	$(0.38)	$(0.45)