Form 10-Q
period 2011-03-31
RIVIERA HOLDINGS CORP
filed 2011-05-13
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:  000-21430

Riviera Holdings Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0296885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

(702) 794-9527
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

As of May 13, 2011, there were 10 voting common Class A Shares, par value $.001 per share, and 8,656,316 non-voting common Class B Shares, par value $.001 per share, outstanding.

RIVIERA HOLDINGS CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying condensed consolidated financial statements of Riviera Holdings Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles.  The results from the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results.

The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the entire year.  These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our Form 10-K.

RIVIERA HOLDINGS CORPORATION

(Debtor and Debtor-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
ASSETS	March 31, 2011 (unaudited)	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$22,793	$21,336
Restricted cash	272	272
Accounts receivable-net of allowances of $209 and $214, respectively	2,292	2,086
Inventories	611	631
Prepaid expenses and other assets	3,105	2,891
Total current assets	29,073	27,216

PROPERTY AND EQUIPMENT-net	157,435	159,604
OTHER ASSETS-net	2,385	1,917
TOTAL	$188,893	$188,737

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Current portion of capital leases	$44	$44
Accounts payable	7,353	6,792
Accrued expenses	11,033	9,045
Total current liabilities	18,430	15,881
CAPITAL LEASES-net of current portion	60	71
Total liabilities not subject to compromise	18,490	15,952
Liabilities subject to compromise	276,416	276,582
Total liabilities	294,906	292,534

COMMITMENTS and CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIENCY:
Common stock ($.001 par value; 60,000,000 shares authorized, 17,115,624 shares issued at March 31, 2011 and December 31, 2010, and 12,447,555 shares outstanding at March 31, 2011 and December 31, 2010)	17	17
Additional paid-in capital	20,526	20,512
Treasury stock (4,668,069 shares at March 31, 2011 and
December 31, 2010)	(9,635)	(9,635)
Accumulated deficit	(116,921)	(114,691)
Total stockholders' deficiency	(106,013)	(103,797)
TOTAL	$188,893	$188,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

(Debtor and Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
REVENUES:	2011	2010
Casino	$18,786	$18,850
Rooms	9,289	8,433
Food and beverage	4,889	5,350
Entertainment	745	876
Other	1,164	1,045
Total revenues	34,873	34,554
Less-promotional allowances	(4,051)	(3,740)
Net revenues	30,822	30,814

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	10,760	10,071
Rooms	4,689	4,663
Food and beverage	3,781	3,627
Entertainment	426	601
Other	293	279
Other operating expenses:
Share-based compensation	12	81
Other general and administrative	8,438	8,536
Restructuring fees	-	119
Depreciation and amortization	3,278	3,466
Total costs and expenses	31,677	31,443
LOSS FROM OPERATIONS	(855)	(629)

OTHER INCOME (EXPENSE):
Interest income (expense), net (contractual interest expense for the three months ended March 31, 2011 was $3,507)	12	(3,903)
LOSS BEFORE REORGANIZATION ITEMS	(843)	(4,532)
Reorganization items	(1,383)	-
NET LOSS	$(2,226)	$(4,532)

NET LOSS PER SHARE DATA:
Basic	$(0.18)	$(0.36)
Diluted	$(0.18)	$(0.36)
Weighted average common shares outstanding	12,448	12,470
Weighted average common and common equivalent shares	12,448	12,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

(Debtor and Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(2,226)	$(4,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,278	3,466
(Benefit) Provision for bad debts	(8)	307
Stock-based compensation-restricted stock	-	67
Stock-based compensation-stock options	12	14
Loss on disposal of equipment	-	109
Reorganization items	1,383	-
Changes in operating assets and liabilities:
Accounts receivable	(198)	(464)
Inventories	20	59
Prepaid expenses and other assets	(682)	(185)
Accounts payable	(220)	133
Accrued interest	-	3,812
Accrued expenses	1,989	544
Net cash provided by operating activities before reorganization items	3,348	3,330
Net cash used for reorganization items	(1,101)	-
Net cash provided by operating activities	2,247	3,330

INVESTING ACTIVITIES:
Capital expenditures-Las Vegas	(599)	(524)
Capital expenditures-Black Hawk	(180)	(67)
Net cash used in investing activities	(779)	(591)

FINANCING ACTIVITIES:
Payments on capitalized leases	(11)	(10)

INCREASE IN CASH AND CASH EQUIVALENTS	1,457	2,729
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	21,336	19,056
CASH AND CASH EQUIVALENTS-END OF PERIOD	$22,793	$21,785

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property acquired with debt and accounts payable	$333	$196
Cash paid for interest	$-	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Riviera Holdings Corporation (“RHC”) and its wholly-owned subsidiary, Riviera Operating Corporation (“ROC”) (RHC and ROC, together with their wholly-owned subsidiaries, the “Company”), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization.  The Company operates the Riviera Hotel & Casino (the “Riviera Las Vegas”) on the Strip in Las Vegas, Nevada.

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

Recent Developments

As previously reported, on July 12, 2010 (the "Petition Date"), RHC, ROC and RBH (collectively, the “Debtors”) filed petitions (the "Chapter 11 Cases") for relief under the provisions of Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”).  On November 17, 2010, the Bankruptcy Court entered a written order confirming the Debtors’ Second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”).  On December 1, 2010 (the “Effective Date”), the Plan became effective.

On April 1, 2011 (the “Substantial Consummation Date”), the Debtors emerged from reorganization proceedings under the United States Bankruptcy Code (the “Reorganized Debtors”) and the following occurred:

•
All existing shares of RHC’s equity securities, including common stock outstanding prior to the Substantial Consummation Date, were cancelled, and RHC issued (i) 10 voting common Class A Shares, par value $.001 per share (“Class A Voting Common Stock”), to Riviera Voteco, L.L.C. (“Voteco”); and (ii) 8,550,000 non-voting common Class B Shares, par value $.001 per share (“Class B Non-Voting Common Stock”), to certain former creditors of the Reorganized Debtors.  RHC also issued warrants exercisable into an aggregate of 843,684 shares of Class B Non-Voting Common Stock to the recipients of the Class B Non-Voting Common Stock.

•
The membership interests of Voteco were issued to certain former creditors of the Reorganized Debtors.  Voteco also issued warrants exercisable into membership interests in Voteco to the recipients of the Class B Non-Voting Common Stock.

•
Former creditors of the Reorganized Debtors received, in full and final satisfaction of their claims, any or a combination of the following:  (i) a portion of the Series A Term Loan (as defined below), (ii) a portion of the Series B Term Loan (as defined below), (iii) shares of Class B Non-Voting Common Stock, (iv) warrants exercisable into shares of Class B Non-Voting Common Stock, (v) membership interests in Voteco, or (vi) warrants exercisable into membership interests in Voteco.  All claims of the former creditors of the Reorganized Debtors were cancelled.

•
RHC, as borrower, entered into a first lien credit agreement (the “Series A Credit Agreement”) with ROC and RBH, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders from time to time party thereto. The Series A Credit Agreement provides for initial aggregate lender commitments of $60 million, including a $50 million term loan facility (the “Series A Term Loan”) and a $10 million revolving loan.  The terms of the Series A Credit Agreement are described under Item 2 under the caption "Liquidity and Capital Resources – Series A Credit Agreement."

•
RHC, as borrower, entered into a second lien credit agreement (the “Series B Credit Agreement”) with ROC and RBH, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders from time to time party thereto. The Series B Credit Agreement provides for, and governs the terms of, a $20 million term loan facility (the “Series B Term Loan”).  The terms of the Series B Credit Agreement are described under Item 2 under the caption "Liquidity and Capital Resources – Series B Credit Agreement."

•
RHC entered into an intercreditor agreement with the Domestic Subsidiaries (as defined in the Series A Credit Agreement and the Series B Credit Agreement, as applicable) party thereto and Cantor Fitzgerald Securities, in its capacity as agent in respect of the Series A Credit Agreement and agent in respect of the Series B Credit Agreement establishing, among other things, the priority of liens on the Company's property related to the Series A Term Loan and the Series B Term Loan.

•
RHC entered into a stockholders agreement with Voteco, the stockholder holding 100% of the Class A Voting Common Stock, and certain stockholders holding a majority of the shares of the Class B Non-Voting Common Stock establishing and regulating, among other things, the composition of RHC's board of directors and the transfer of shares of Class A Voting Common Stock and Class B Non-Voting Common Stock.

•
The Credit Facility (as defined in Note 4 under the caption "The Credit Facility – Subject to Compromise") and the master agreement, dated as of May 31, 2007, between RHC and Wachovia (the "Senior Hedging Agreement") were cancelled.

Further details about the Debtor's reorganization proceedings under the United States Bankruptcy Code and the emergence from reorganization of the Reorganized Debtors can be found in RHC's filings with the Securities and Exchange Commission, including RHC's Form 8-K filed on July 14, 2010, Form 8-K filed on December 7, 2010, Form 10-K filed on March 21, 2011 and Form 8-K filed on April 7, 2011.

Going Concern

The Chapter 11 Cases created substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern was contingent upon, among other things, its ability to consummate the Plan of Reorganization which was subject to various third party and regulatory approvals.

As of March 31, 2011 the Company was not in compliance with certain affirmative and negative covenants under the Company’s Credit Facility (defined in Note 4 below), including its obligation to make payments under the Credit Facility (see “Credit Defaults” in Note 4 below).

As stated above, the Plan was consummated on April 1, 2011.

The accompanying condensed consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties.

Our independent registered public accounting firm included an explanatory paragraph that expresses doubt as to our ability to continue as a going concern in their audit report contained in our Form 10-K report for the year ended December 31, 2010.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.

In preparing the accompanying condensed consolidated financial statements, the Company’s management reviewed events that occurred from December 31, 2010 until the issuance of the condensed consolidated financial statements.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications, having no effect on net loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.  The reclassifications relate to the manner in which the Company classifies liabilities as either accounts payable or accrued liabilities and the manner in which the Company classifies entertainment venue beverage revenues as either entertainment revenues or food and beverage revenues.

Earnings Per Share

Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance.  We calculate the effect of dilutive securities using the treasury stock method.  As of March 31, 2011 and 2010, our potentially dilutive share-based awards consisted of grants of stock options.

For the three months ended March 31, 2011 and 2010, we recorded net losses. Accordingly, the potential dilution from the assumed exercise of stock options is zero (anti-dilutive).  As a result, basic earnings per share were equal to diluted earnings per share for the three months ended March 31, 2011 and 2010.

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

Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of the reversal of future temporary differences.  As a result, we have concluded that it is more likely than not that the net deferred tax assets will not be realized, and, thus, we have provided an allowance against our entire net deferred tax asset balance.  The valuation allowance results in an effective tax rate equal to 0% for each of the three months ended March 31, 2011 and 2010, respectively.

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

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets; certain accrued liabilities and the estimated allowances for receivables, estimated fair value for stock-based compensation, and deferred tax assets.  Actual results may differ from estimates.

Restricted Cash

As of March 31, 2011and 2010, a security deposit in the amount of $272,000 remains held for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for workers compensation.

Interest Rate Swaps – Subject to Compromise

From time to time, the Company enters into interest rate swap agreements.  The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  We do not use derivative financial instruments for trading or speculative purposes.  As such, the Company has adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging to account for interest rate swaps.  The pronouncement requires us to recognize the interest rate swaps as either assets or liabilities in the condensed consolidated balance sheets at fair value.  The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether they have been designated and qualify as part of a hedging relationship and further, on the type of hedging relationship.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the condensed consolidated statement of operations.

Derivative instruments that are designated as fair value hedges and qualify for the “shortcut” method allow for an assumption of no ineffectiveness.  Accordingly, there is no impact on the condensed consolidated statement of operations from the changes in the fair value of the hedging instrument.  Instead, the fair value of the instrument is recorded as an asset or liability on our condensed balance sheet with an offsetting adjustment to the carrying value of the related debt.

On July 28, 2009, the Company received an early termination notice which claims a termination amount due and payable under the Swap Agreement (as defined in Note 4 under the caption "The Credit Facility – Subject to Compromise") equal to $22.1 million, plus $4.4 million in accrued interest.  As of March 31, 2011, the Company reflects a $27.8 million liability related to the Swap Agreement, which includes $5.7 million in accrued interest ($5.7 million in accrued interest includes $1.3 million in accrued default interest).  The Company determined that the interest rate swap under the Swap Agreement did not meet the requirements to qualify for hedge accounting.  No change in fair value of our derivative instrument was recorded during the three months ended March 31, 2011 and 2010 due to the early termination notice referenced above.

As previously disclosed by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.  The Company accrued default interest on the overdue amounts through the Petition Date (see Note 4 below).

Accounting for Reorganization

ASC Topic 852, Reorganizations provides accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code, including companies in Chapter 11 reorganization, and generally does not change the manner in which financial statements are prepared.  However, ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations beginning in the quarter ending March 31, 2011.  ASC Topic 852 also requires that the balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities and requires that cash used for reorganization items must be disclosed separately in the statement of cash flows.  The Company adopted the ASC Topic 852 on July 12, 2010 and segregates these items as documented above for all reporting periods subsequent to such date.

Restructuring Costs

Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to July 12, 2010, the Petition Date, including preparation of the bankruptcy filing.  As a result, there were no restructuring costs recorded during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company incurred restructuring fees of $119,000.

Reorganization Items

Reorganization items are comprised of expenses incurred after July 12, 2010, the Petition Date.  Reorganization items include legal, advisory and trustee fees incurred in connection with the Chapter 11 Cases.  During the quarter ended March 31, 2011, the Company incurred reorganization items expense of $1.4 million.

Recently Issued Accounting Standards

In December 2010, the FASB issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  In the event that the Company acquires companies significant to its operations in the future, the Company expects that the adoption of the guidance will have an impact on its condensed consolidated financial statements.

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

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our condensed consolidated financial statements and accompanying notes.

3.	DEFERRED FINANCING COSTS

In accordance with ASC Topic 852, the unamortized deferred loan fee balance with respect to the Credit Facility as of the Petition Date was written-off to expense.  The unamortized deferred loan fee balance as of the Petition Date was $853,000.  The unamortized deferred loan fee balance at March 31, 2011, and March 31, 2010 was $0 and $1.0 million, respectively.  Prior to the Petition Date, the deferred loan fee balance was carried in other assets and amortized over the term of the loan using a method approximating the effective interest rate method.

4.	LONG TERM DEBT AND COMMITMENTS

See “Recent Developments” in Note 1 for a description of the transactions related to our Plan consummated on the Substantial Consummation Date.  Additionally, see “Liquidity and Capital Resources” in Item 2 below for a description of the new credit agreements that became effective on the Substantial Consummation Date.

The Credit Facility – Subject to Compromise

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the “Subsidiaries”) entered into a $245 million Credit Agreement (the “Credit Agreement,” together with related security agreements and other credit-related agreements, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as administrative agent.  On February 22, 2010, the Company received a notice from Wachovia informing the Company that Wachovia was resigning as administrative agent.  The Company executed a Successor Agent Agreement with Cantor Fitzgerald Securities (“Cantor”), the Company’s new administrative agent, effective April 12, 2010.

The Credit Facility includes a $225 million seven-year term loan (“Term Loan”) which has no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein.  The Credit Facility also includes a $20 million five-year revolving credit facility (“Revolving Credit Facility”) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Revolving Credit Facility commitment from $20 million to $3 million.  RHC is permitted to prepay the Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR Rate Loans (as defined in the Credit Agreement).  The rate for the Term Loan and Revolving Credit Facility is LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the “Swap Agreement”) that became effective June 29, 2007 and that the Company entered into under the Credit Facility, substantially the entire Term Loan portion of the Credit facility, with quarterly step-downs, bears interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the Swap Agreement).  The Swap Agreement specifies that the Company pay an annual interest rate spread on a notional balance that approximates the Term Loan balance and steps down quarterly.  The interest rate spread is the difference between the LIBOR rate and 5.485%, and the notional balance was $186.5 million as of September 30, 2010.  The Credit Facility is guaranteed by the Subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets.

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

Prior to the credit defaults  described below under the caption “Credit Defaults” (the “2009 Credit Defaults”) the interest rate on loans under the Revolving Credit Facility depended on whether they were in the form of revolving loans or swingline loans (“Swingline Loans”).  Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elected to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate Loan, and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate, plus the Applicable Percentage for revolving loans that were ABR Loans.  As a result of the 2009 Credit Defaults, the Company no longer has the option to request the LIBOR Rate Loans.

As of March 31, 2011, the Company had $2.5 million outstanding against the Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

The Company also pays fees under the Revolving Credit Facility as follows:  (i) a commitment fee in an amount equal to either 0.50% or 0.375% (depending on the Consolidated Leverage Ratio (as defined in the Credit Agreement)) per annum on the average daily unused amount of the Revolving Credit Facility; (ii) Standby L/C (as defined in the Credit Agreement) fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration; and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C.  In addition to the Revolving Credit Facility fees, the Company pays Cantor an annual administrative fee of $50,000.

The Credit Facility contains affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on incurrence of other indebtedness.

The Credit Facility contains provisions concerning events of default customary for financings of this nature, including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under our other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a “change of control” of RHC; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses.  Some of these events of default provide for grace periods and materiality thresholds.  For purposes of these default provisions, a “change in control” includes:  a person’s acquisition of beneficial ownership of 35% or more of RHC’s stock coupled with a gaming license and/or approval to direct any of our gaming operations, a change in a majority of the members of our Board of Directors (the “Board”) other than as a result of changes supported by its current Board members or by successors who did not stand for election in opposition to our current Board, or our failure to maintain 100% ownership of the Subsidiaries.

The Credit Facility is guaranteed by the Subsidiaries, which are all of the Company’s restricted subsidiaries. These guaranties are full, unconditional, and joint and several.  RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to the Company’s financial position or results of operations, are not guarantors of the Credit Facility.

Credit Defaults

As previously disclosed on a Form 8-K filed with the SEC on March 4, 2009, the Company received a notice of default on February 26, 2009 (the “February Notice”) from Wachovia with respect to the Credit Facility in connection with the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The Notice further provided that, as a result of the default, the Company would no longer have the option to request the LIBOR Rate Loans described above.  Consequently, the Term Loan was converted to an ABR Loan effective March 31, 2009.

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

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the “April Default Notice”) from Wachovia.  The April Default Notice alleged that subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement, including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a “going concern” modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The April Default Notice also stated that, in addition to the foregoing events of default, that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR Rate Loan on March 30, 2009 (the “LIBOR Payment”), (ii) the commitment fee on March 31, 2009 (the “Commitment Fee Payment”), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the “ABR Payment” and, together with the LIBOR Payment and Commitment Fee Payment, the “March 31st Payments”).  The Company had not paid the March 31st Payments and the applicable grace period to make these payments had expired.  The April Default Notice stated that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans are available to the Company at this time.

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Term Loan interest rate increased to approximately 10.5% per annum, and effective, April 1, 2009, the Revolving Credit Facility interest rate is approximately 6.25% per annum.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (the “Swap Default Notice”) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleged that (a) an event of default exists due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company had not paid the overdue amount, and the applicable grace period to make this payment had expired.  As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.

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

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement is $26.6 million, which included $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Term Loan and Revolving Credit Facility balances are no longer locked and are now subject to changes in underlying LIBOR rates and vary based on fluctuations in the Alternative Base Rate (as defined in the Credit Agreement) and Applicable Margins (as defined in the Credit Agreement).  As of March 31, 2011, our Term Loan and Revolving Credit Facility bear interest at approximately 6.25%.  As of March 31, 2011, the interest rate swap liability was $22.1 million which equals the mark-to-market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.   Additionally, accrued interest as of March 31, 2011 included $5.7 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination, plus $1.3 million in default interest pursuant to the Swap Agreement termination.

Bankruptcy Proceedings

On the Substantial Consummation Date, the Credit Facility and the Senior Hedging Agreement were terminated upon the Company's emergence from reorganization proceedings under the United States Bankruptcy Code.  The Company's reorganization proceedings are more fully described in Note 1 under the caption "Recent Developments."  Also, upon the Substantial Consummation Date, the Company entered into the Series A Credit Agreement and the Series B Credit Agreement.  The terms of the Series A Credit Agreement and the Series B Credit Agreement are described in Item 2 below under the captions "Liquidity and Capital Resources – Series A Credit Agreement" and "Liquidity and Capital Resources – Series B Credit Agreement," respectively.

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

Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed, and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Bankruptcy Court.  In accordance with ASC Topic 852, these liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts.  Adjustments to the claims may result from negotiations, payments authorized by the Bankruptcy Court, interest accruals, or other events.  It is anticipated that such adjustments, if any, could be material.  Liabilities subject to compromise are classified separately from long-term obligations and current liabilities in the accompanying condensed consolidated balance sheets.

In accordance with ASC Topic 852, interest expense is recognized only to the extent it will be paid during the bankruptcy proceedings or that it will be an allowed claim.  As a result, the Company accrued interest on the Credit Facility and interest rate swap under the Swap Agreement through the Petition Date.  No interest was accrued on the Credit Facility or the interest rate swap after the Petition Date.

Liabilities subject to compromise consist of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Term Loan	$225,000	$225,000
Revolving Credit Facility	2,500	2,500
Interest Rate Swap	22,148	22,148
Accrued Interest	25,985	25,985
Accounts Payable	783	949

Total Liabilities Subject to Compromise	$276,416	$276,582

6.           SHARE-BASED PAYMENTS

The Company expensed $12,000 for options for the three months ended March 31, 2011 and $14,000 for the three months ended March 31, 2010.  The Company estimates the fair value of each director or employee option grant on the date of the grant using the Black-Scholes option pricing model.  The Company recognizes the fair value of option grants as share-based compensation expense in conjunction with the option vesting period.

Restricted stock was issued to several key management team members and directors in 2005 and was recognized on a straight-line basis over a five-year vesting period.  The vesting period commenced on the issuance date and ended during the first quarter of 2010.  As a result, the Company recorded no expense for restricted stock during the three months ended March 31, 2011.  The Company expensed $67,000 for restricted stock during the three months ended March 31, 2010.  The activity for all stock options currently outstanding is as follows:

	Weighted Average		Aggregate
	Shares	Share Exercise Price	Remaining Life	Intrinsic Value
Outstanding as of December 31, 2010	204,000	$7.93
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding as of March 31, 2011	204,000	$7.93	5.09 Years	0

7.           FAIR VALUE MEASUREMENT

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

As of March 31, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis.

On July 27, 2009, the Company received from Wachovia a Notice of Amount Due Following Early Termination of our interest rate swap agreement (see “Credit Defaults” within Note 4).  As a result, the mark-to-market interest rate swap liability was adjusted to $22.1 million which is the balance as of March 31, 2011 and reflects the amount due and payable on the Notice of Amount Due Following Early Termination.  In accordance with ASC Topic 852, the interest rate swap liability was classified as a liability subject to compromise in our condensed consolidated balance sheets as of March 31, 2011.

8.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2011, the Company had no commitments or contingencies that are not already accounted for in the condensed consolidated financial statements or disclosed in the accompanying Notes.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax.  In July 2008, the Court denied the State’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of March 31, 2011, the Company had not recorded a receivable related to this matter.

Legal Proceedings and Related Events

On July 12, 2010, RHC and its ROC and RBH subsidiaries filed the Chapter 11 Cases.  See “Recent Developments” in Note 1 for a full description of the material developments pertaining to the Chapter 11 Cases.

On February 23, 2010, an individual commenced an action in the District Court of Clark County, Nevada, against the Company and one other defendant.   The action stems from the death of a guest on February 24, 2008 in a Las Vegas hospital.  The complaint alleges, among other things, that the Company negligently hired and supervised its then employee and failed to seek necessary medical assistance for the decedent.  The plaintiff is seeking monetary damages in connection with this matter.  We do not believe that the outcome of this action will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

The Company is also party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

9.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these condensed consolidated financial statements, and concluded that no subsequent events occurred that required recognition or disclosure, except that the information set forth in Note 1 under the caption "Recent Developments" is incorporated herein by reference.

10.	SEGMENT DISCLOSURE

The Company has determined that it has two segments based on geographic location and the review process of the Company's Chief Financial Officer:  Riviera Las Vegas and Riviera Black Hawk.  The key indicator reviewed for purposes of determining market segments by the Company's Chief Financial Officer is "property EBITDA", as defined below.  The tables below present certain selected financial information from the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, certain selected financial information from the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2011, and capital expenditures by segment for the three months ended March 31, 2011 and 2010.  All intersegment revenues and expenses have been eliminated.

	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2011	March 31, 2010
Net Revenues:
Riviera Las Vegas	$20,780	$20,508
Riviera Black Hawk	10,042	10,306
Total Net Revenues	$30,822	$30,814

Property EBITDA (1):
Riviera Las Vegas	$779	$1,426
Riviera Black Hawk	2,568	2,461

Other Costs and Expenses
Equity-based compensation	12	81
Other corporate expenses	912	850
Depreciation	3,278	3,466
Restructuring fees	-	119
Interest (Income) Expense-net	(12)	3,903
Total Other Costs and Expenses	4,190	8,419
Loss Before Reorganization Items	(843)	(4,532)
Reorganization Items	(1,383)	-
Net Loss	$(2,226)	$(4,532)

Total Assets	As of March 31, 2011	As of December 31, 2010
Las Vegas	$125,183	$124,656
Black Hawk	63,710	64,081
Total Consolidated Assets	$188,893	$188,737

Property and Equipment-net
Las Vegas	$100,998	$102,454
Black Hawk	56,437	57,150
Total Property and Equipment-net	$157,435	$159,604

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Capital Expenditures
Las Vegas	$932	$720
Black Hawk	180	67
Total Capital Expenditures	$1,112	$787

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

Riviera Las Vegas is comprised of a hotel with 2,075 guest rooms, a convention, meeting and banquet space totaling 160,000 square feet, a casino with approximately 846 slot machines and 34 gaming tables, a poker room, a race and sports book and various bars and restaurants.  Our capital expenditures for Riviera Las Vegas are primarily geared toward maintaining competitive slot machines in comparison to the market and maintaining the hotel rooms and amenities in sufficient condition to compete for customers in the convention and mature adult markets.  Room rental rates and slot revenues are the primary factors driving our operating margins.

Riviera Black Hawk is comprised of a casino with approximately 746 slot machines and 9 gaming tables, a buffet, a delicatessen, a casino bar and a ballroom.  Riviera Black Hawk caters primarily to the “locals” slot customer.  Our capital expenditures in Black Hawk are primarily geared toward maintaining competitive slot machines in comparison to the market.  We also made limited capital expenditures in Black Hawk associated with the implementation of increased betting limits, extended hours and newly approved games.

Recent Developments

On April 1, 2011, the “Substantial Consummation Date”, the Company emerged from reorganization proceedings under the United States Bankruptcy Code.  The Company's reorganization proceedings are more fully described in Note 1 to the condensed consolidated financial statements under the caption "Recent Developments."  In addition to the occurrences described in Note 1, the following also occurred on the Substantial Consummation Date:

•
RHC entered into a Stockholders Agreement with Voteco, the stockholder holding 100% of the Class A Voting Common Stock, and certain stockholders holding a majority of the shares of the Class B Non-Voting Common Stock regulating, among other things, the composition of RHC's board of directors and the transfer of shares of Class A Voting Common Stock and Class B Non-Voting Common Stock.

•
Paul Harvey, James Land and Vincent DiVito voluntarily resigned from all positions with RHC, ROC and RBH.  Following the Substantial Consummation Date, Phil Simons served as RHC's Chief Financial Officer and Treasurer until April 30, 2011; Tullio Marchionne serves as RHC's Secretary; and Robert Vannucci serves as a Special Advisor to the President and Chief Executive Officer of ROC.  Following the Substantial Consummation Date, the Board consists of: Barry S. Sternlicht, Derek J. Stevens, Marcos Alvarado and Andy Choy.  Additionally, Mr. Choy was appointed to serve as RHC's President and Chief Executive Officer.

•	RHC's, ROC's and RBH's respective articles of incorporation and bylaws were amended and restated in their entirety.

Effective on April 19, 2011, the Board appointed Larry King as RHC's Chief Financial Officer, Vice President – Finance and Treasurer.  Further, Mr. King was also appointed as the Chief Financial Officer and Treasurer of ROC, and as the Treasurer of RBH.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth, for the periods indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  Income from operations does not include intercompany management fees.

	First Quarter
(In Thousands)	2011	2010	Variance $	Variance %
Net Revenues:
Riviera Las Vegas	$20,780	$20,508	$272	1.3%
Riviera Black Hawk	10,042	10,306	(264)	(2.6%)
Total Net Revenues	$30,822	$30,814	$8	NM

Property Costs and Expenses (1):
Riviera Las Vegas	20,001	19,082	919	4.8%
Riviera Black Hawk	7,474	7,845	(371)	(4.7%)
Total Property Costs and Expenses	27,475	26,927	(548)	(2.0%)

Property EBITDA (2):
Riviera Las Vegas	779	1,426	(647)	(45.4%)
Riviera Black Hawk	2,568	2,461	107	4.3%
Total Property EBITDA	3,347	3,887	(540)	(13.9%)

Other Costs and Expenses:
Equity-Based Compensation	12	81	69	85.2%
Other Corporate Expense	912	850	(62)	(7.3%)
Depreciation	3,278	3,466	188	5.4%
Restructuring Fees	-	119	119	NM
Interest (Income) Expense-net	(12)	3,903	3,915	NM
Total Corporate Expenses	4,190	8,419	4,229	50.2%
Loss before reorganization items and income tax provision	(843)	(4,532)	3,689	81.4%
Reorganization items	(1,383)	-	(1,383)	NM
Loss before income tax provision	(2,226)	(4,532)	2,306	50.9%
Income tax provision	-	-	-	NM
Net Loss	$(2,226)	$(4,532)	$2,306	50.9%

EBITDA Margins (3):
Riviera Las Vegas	3.7%	7.0%	(3.3%)
Riviera Black Hawk	25.6%	23.9%	1.7%

____________________
NM – Not meaningful.

(1)	Property costs and expenses include property costs and expenses directly applicable to the properties excluding depreciation which is included in other costs and expenses.

(2)
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

(3)	EBITDA margins represent property EBITDA as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the three months ended March 31, 2011 were $20.8 million, an increase of $0.3 million, or 1.3%, from $20.5 million for the comparable period in the prior year.

Casino revenues for the three months ended March 31, 2011 were $9.0 million, an increase of $0.3 million, or 3.0%, from $8.7 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $6.9 million, a decrease of $0.1 million, or 1.7%, from $7.0 million and table game revenue was $2.0 million, an increase of $0.5 million, or 33.3% from $1.5 million.  Table game revenues increased primarily as a result of additional wagering and additional amounts held per dollar wagered, or hold.  We believe that wagering increased mostly as a result of additional table gaming patrons due to our new “Crazy Girls Passion Pit” which opened October 2010.  This new table games pit features a platform for go-go dancers.  The table games hold percentage increased to 20.6% from 17.1% for the three months ended March 31, 2011, compared to the comparable period in the prior year.  Slot machine win per unit per day increased to $90.33 from $80.74 for the comparable period in the prior year.  Slot machine win per unit per day increased due to fewer slot machines, on average, on the gaming floor.  There were 846 slot machines on the floor, on average, during the quarter ended March 31, 2011, compared with 963 slot machines on the floor, on average, during the same period in the prior year.  Slot machine coin-in, or amounts wagered, was $102.0 million in comparison to $104.2 million for the same period in the prior year.  The slot machine hold percentage was 8.1%, compared with 8.0% for the same period in the prior year.

Room revenues for the three months ended March 31, 2011 were $9.3 million, an increase of $0.9 million, or 10.2%, from $8.4 million for the comparable period in the prior year.  The increase in room revenues was due to an increase in room nights by casino patrons compared to the prior year and an increase in average daily room rates, or ADR.  Complimentary room revenues increased $0.6 million due to the increase in room nights provided to high-value casino patrons.  Complimentary room revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.  ADR was $62.40 for the three months ended March 31, 2011 compared with $55.69 for the same period in the prior year.  Leisure segment ADR increased $3.81, or 9.8%, to $42.67 from $38.86 for the same period in the prior year.  Convention segment ADR increased $0.69 to $87.18 from $86.49 for the same period in the prior year.

Hotel room occupancy percentage (based on available rooms) for the three months ended March 31, 2011 was 81.4%, a decrease of 0.8%, from 82.2% for the same period in the prior year.  3.6% of total hotel rooms were unavailable during the three months ended March 31, 2011 in comparison to 3.8% during the same period in the prior year.  Hotel rooms are typically unavailable for certain time periods due to maintenance and minor repairs.  Hotel room occupancy percentage (based on total rooms) for the three months ended March 31, 2011 was 77.8%, a decrease of 0.6%, from 78.4% for the comparable period in the prior year.

Revenue per available room, or RevPar, was $50.77 for the three months ended March 31, 2011, an increase of $5.00, or 10.9%, from $45.77 for the comparable period in the prior year.  The increase in RevPar was due to the increase in ADR as described above.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  Room revenue includes $1.9 million related to rooms provided to guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the three months ended March 31, 2011 were $3.8 million, a decrease of $0.1 million, or 2.2%, from $3.9 million for the comparable period in the prior year.  The decrease was due to a $0.1 million decrease in food revenues and a $0.1 million decrease in beverage revenues.  Buffet food revenues increased $0.4 million offset by a decline of $0.3 million in other food and beverage outlets.  Additionally, a new buffet concept was introduced during the fourth quarter of 2010 featuring garden fresh vegetables and other items.  We believe that the new concept has attracted additional customers to the buffet.  However, total food covers remained unchanged at approximately 216,000, and the average check declined 4.3% to $14.18 compared with the comparable period in the prior year.  Beverage revenues decreased to a decline in cash sales.  Food and beverage revenues include $0.9 million in revenues related to food and beverages offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the three months ended March 31, 2011 were $0.8 million, a decrease of $0.1 million, or 11.1%, from $0.9 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to less ticket sales due to lower hotel occupancy and fewer available shows.

Other revenues were $1.1 million, remaining unchanged in comparison to the same period in the prior year.  Other revenues consist primarily of rental revenues from food and beverage and retail tenants, telephone revenues and commissions from automated teller machines (ATMs).

Promotional allowances were $3.2 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.

Property Costs and Expenses

Total property costs and expenses for the three months ended March 31, 2011 were $20.0 million, an increase of $0.9 million, or 4.8%, from $19.1 million for the comparable period in the prior year.

Casino costs and expenses for the three months ended March 31, 2011 were $5.8 million, an increase of $0.9 million, or 18.2%, from $4.9 million for the comparable period in the prior year.  The increase in casino expenses was primarily due to a $0.6 million increase in casino marketing and promotional costs and a $0.2 million increase in slot and table games payroll and related costs.  Casino marketing and promotional costs increased mostly due to an increase in complimentary hotel room offering redemptions.  We made a concerted effort to entice qualified slot customers to stay at our hotel and wager at our slot machines and table games.  Casino payroll and related costs increased primarily due to wage and benefit cost increases.

Room rental costs and expenses were $4.7 million, remaining unchanged in comparison to the same period in the prior year.

Food and beverage costs and expenses for the three months ended March 31, 2011 were $3.5 million, an increase of $0.2 million, or 5.2%, from $3.3 million for the comparable period in the prior year.  The increase was primarily due to a $0.3 million increase in food and beverage costs primary due to additional buffet covers partially offset by a $0.1 million reduction in payroll and related costs.

Entertainment department costs and expenses for the three months ended March 31, 2011 were $0.4 million, a decrease of $0.2 million, or 29.1%, from $0.6 million for the comparable period in the prior year.  The decrease in entertainment department costs and expenses is due to mostly to a reduction in entertainment department marketing expenses.

General and administrative expenses were $5.3 million remaining unchanged in comparison to the same period in the prior year.

Property EBITDA

Property EBITDA for the three months ended March 31, 2011 and 2010 was $0.8 million and $1.4 million, respectively.  The decrease in property EBITDA was principally due to decreased net revenues that were not offset with equivalent reductions in property costs and expenses.

EBITDA margin for the three months ended March 31, 2011 and 2010 was 3.7% and 7.0%, respectively.  EBITDA margin decreased primarily due to increases in casino marketing and payroll and related costs as described above.

Riviera Black Hawk

Revenues

Net revenues for the three months ended March 31, 2011 were $10.0 million, a decrease of $0.3 million, or 2.6%, from $10.3 million for the comparable period in the prior year.  The decrease was due primarily to a $0.3 million decrease in casino revenues to $9.8 million for the three months ended March 31, 2011 from $10.1 million for the same period in the prior year.  Casino revenues are comprised of revenues from slot machines and table games.

Slot machine revenues decreased $0.4 million, or 3.3%, to $9.3 million from $9.7 million for the comparable period in the prior year.  Table games revenues remained unchanged at $0.5 million for the three months ended March 31, 2011.

The Black Hawk market total slot machine wagering, or coin-in, declined 6.1% in comparison to the same period in the prior year.  Riviera Black Hawk’s market share of the Black Hawk market total slot machine coin-in was 10.0% for the first quarter in comparison to 10.4% for the same period in the prior year.  Riviera Black Hawk’s slot machine coin-in declined $18.7 million, or 10.0%, to $167.6 million for the three months ended March 31, 2011 in comparison to $186.3 million for the same period in the prior year.  Our slot machine win per unit per day was $139.13 in comparison to $142.31 for the same period in the prior year.  There were 746 slot machines on the casino floor, on average, as of March 31, 2011 in comparison to 754 slot machines on the casino floor, on average, for the same period in the prior year.

Food and beverage revenues were $1.1 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively.  Food and beverage revenues are comprised primarily of revenues related to food and beverage offered to high-value guests on a complimentary basis.  Food and beverage revenues decreased $0.3 million during the three months ended March 31, 2011 compared to the comparable period in the prior year primarily due to more stringent requirements for earning complimentary offerings and less customer volume resulting in less complimentary offering redemptions.  Food and beverage revenues for the three months ended March 31, 2011 included $0.9 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.

Promotional allowances were $0.9 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.  Promotional allowances are comprised of food and beverage items provided on a complimentary basis to our high-value casino players.

Property Costs and Expenses

Total property costs and expenses declined $0.4 million to $7.5 million for the three months ended March 31, 2011 in comparison to $7.8 million for the same period in the prior year.  The $0.4 million decline was due primarily to a $0.2 million decrease in casino costs and expenses and a $0.2 million decrease in general and administrative costs.

The $0.2 million decrease in casino cost and expenses was due primarily to a $0.2 million gaming tax reduction in conjunction with reduced gross casino revenues (gross of cash rebates to slot players).  The $0.2 million decrease in general and administrative costs was due to a $0.1 million reduction in payroll and related costs and a $0.1 million decrease in miscellaneous general and administrative costs and expenses.

Property EBITDA

Property EBITDA for the three months ended March 31, 2011 was $2.6 million, an increase of $0.1 million, or 4.3%, from $2.5 million for the same period in the prior year.  The increase was due to reductions in costs and expenses that exceeded declines in revenues as described above.

EBITDA margin was 25.6% for the three months ended March 31, 2011 in comparison to 23.9% for the comparable period in the prior year.  EBITDA margin improved primarily as a result of the $0.4 million decease in property costs and expenses which exceeded the $0.3 million decline in net revenues.

Consolidated Operations

Other Costs and Expenses

Equity-based compensation decreased $69,000 to $12,000 for the three months ended March 31, 2011.  Equity-based compensation costs declined as a result of the elimination of expense related to restricted stock issued to several key management team members and directors in 2005.  The restricted stock was recognized as equity-based compensation cost on a straight line basis over a five year vesting period.  The vesting period commenced on the issuance date and ended during the first quarter of 2010.  As a result, the Company recorded no expense for restricted stock during the three months ended March 31, 2011.

Other corporate expense increased to $912,000 from $850,000 due primarily to increases in benefit costs mostly related to incentives paid to senior executives pursuant to the bankruptcy proceedings described in Note 1 to the accompanying condensed consolidated financial statements.

Depreciation declined to $3.3 million from $3.5 million in the comparable period in the prior year.  The decline was attributable primarily to the full depreciation of select assets since the first quarter of 2010.

There were no restructuring fees during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company incurred restructuring fees of $119,000.  Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to July 12, 2010, the Petition Date, including preparation of the bankruptcy filing.

Interest expense-net declined $3.9 million for the three months ended March 31, 2011 in comparison to the same period in the prior year.  Interest expense-net was negative $12,000 for the three months ended March 31, 2011 and was $3.9 million for the three months ended March 31, 2010.  In accordance with ASC Topic 852, interest expense is recognized only to the extent it will be paid during the bankruptcy proceedings or that it will be an allowed claim.  As a result, we accrued interest on the Credit Facility and interest rate swap under the Swap Agreement through the Petition Date of July 12, 2010 and did not accrue interest during the three months ended March 31, 2011.

During the quarter ended March 31, 2011, we recorded reorganization items expense of $1.4 million for reorganization related expenses incurred after the Petition Date which was July 12, 2010.  Reorganization items are comprised of reorganization related expenses incurred after the Petition Date.  Reorganization items include legal, advisory and trustee fees incurred in connection with the Chapter 11 Cases.

Net Loss

Net loss for the three months ended March 31, 2011 was $2.2 million in comparison to $4.5 million for the same period in the prior year.  The $2.3 million improvement was due primarily to the $3.9 million reduction in interest expense-net.

Liquidity and Capital Resources

Liquidity for the Three Months Ended March 31, 2011

We had cash and cash equivalents of $22.8 million and $21.3 million as of March 31, 2011 and December 31, 2010, respectively.  Our cash and cash equivalents increased $1.5 million during the three months ended March 31, 2011 due to $2.2 million in net cash provided by operating activities less $0.8 million in net cash used in by investing activities.

The $2.2 million in net cash provided by operating activities was due primarily to $2.2 million in net loss plus $3.3 million in non-cash depreciation expense and $0.3 million in reorganization items recorded but not paid and $0.9 million in increases in operating assets and liabilities.  Increases in operating assets and liabilities were due primarily to a $1.8 million increase in our accounts payable and accrued expense liabilities partially offset by an increase of $0.7 million in prepaid expenses and other assets.  The changes in the accounts payable and accrued expense liabilities and prepaid expenses and other assets balances are the result of payment timing differences.

Liquidity for the Three Months Ended March 31, 2010

Our cash and cash equivalents increased $2.7 million during the three months ended March 31, 2010 primarily as a result of $3.3 million in net cash provided by operating activities partially offset by $0.6 million in net cash used in investing activities due to maintenance related capital expenditures primarily at Riviera Las Vegas.  The $3.3 million in net cash provided by operating activities was due primarily to $4.5 million in net loss plus $3.5 million in non-cash depreciation expense, $3.8 million in interest expense recorded but not paid and $0.3 million in non-cash provision for bad debts expense.

Debt Restructuring upon Substantial Consummation

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 7, 2011, the Company extinguished debt obligations related to its Credit Facility and Swap Agreement on the Substantial Consummation Date (see Note 4) and entered into the Series A Credit Agreement and the Series B Credit Agreement as described below (see Exhibits 10.1 and 10.2 to the aforementioned Form 8-K for copies of the credit agreements).

Debt Extinguishment

Each holder of a claim (a) arising under, or in any way related to the Credit Facility for pre-petition interest and fees on account of the term and revolving loans thereunder or (b) with respect to the periodic payments due under Senior Hedging Agreement and any interest accrued thereon of such claims (collectively, the “First Priority Senior Secured Claims”), received, in full and final satisfaction of each such First Priority Senior Secured Claim, a portion of the Series A Term Loan in principal amount equal to each such First Priority Senior Secured Claim.

Pursuant to the above, on the Substantial Consummation Date, certain balances, which were subject to compromise (see Note 4 and 5), were extinguished effective April 1, 2011 (in thousands):

Term Loan	$225,000
Revolving Credit Facility	2,500
Interest Rate Swap	22,148
Accrued Interest	25,985

Series A Credit Agreement

On the Substantial Consummation Date, pursuant to the Plan, RHC entered into the Series A Credit Agreement. The Series A Credit Agreement provides for initial aggregate lender commitments of $60 million, including a $50 million term loan facility and a $10 million revolving loan (the “Working Capital Facility”). The Working Capital Facility provides for a letter of credit facility and a swingline loan facility with sublimits of $5 million and $2 million respectively. The Series A Credit Agreement has a maturity date of April 1, 2016.   Availability of the revolving loans under the Working Capital Facility are subject to certain conditions provided for in the Series A Credit Agreement. The proceeds of extensions of credit under the Series A Credit Agreement can be used by RHC for working capital and other general corporate purposes.

Interest will accrue at a LIBOR Rate (as defined in the Series A Credit Agreement) for a specified interest period (with a floor of 2.0%) plus a margin rate of 5.0% per annum or the Alternate Base Rate (as defined below) plus a margin rate of 4.0% per annum. Alternate base rate (“Alternate Base Rate”) interest is an alternate base rate equal to the highest of (i) the prime rate, as defined in the Series A Credit Agreement, (ii) the Federal Funds Effective rate (as defined in the Series A Credit Agreement) in effect on such day plus 1/2 of 1% and (iii) the LIBOR Rate that would be payable on such day for LIBOR Rate Loan (as defined in the Series A Credit Agreement) with one month interest period plus 1.00%.

RHC is required to pay a quarterly unused commitment fee and customary fees to the administrative agent.  RHC is also required to pay quarterly participation and fronting fees based on the amount of the letter of credit exposure of the applicable lenders and letter of credit issuers, respectively.

The obligations under the Series A Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series A Credit Agreement) pursuant to the terms of the Series A Credit Agreement and are secured by a first priority security interest on substantially all of RHC's and its Domestic Subsidiaries’ assets, other than a deposit account into which the proceeds of the Series B Term Loan (as defined below) was deposited on the Substantial Consummation Date (the “Series B Term Loan Controlled Account”).  Proceeds deposited in the Series B Term Loan Controlled Account are earmarked primarily for capital improvements.

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge.

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement.

Series B Credit Agreement

On the Substantial Consummation Date, pursuant to the Plan, RHC entered into the Series B Credit Agreement.  The Series B Credit Agreement provides for, and governs the terms of, a $20 million term loan facility (the “Series B Term Loan”).

The Series B Term Loan bears interest at a per annum rate equal to the sum of the LIBOR Rate (as defined in the Series B Credit Agreement) plus 3.0%, payable in cash, and the LIBOR Rate plus 13.00%, payable in kind in interest that will be recapitalized as principal.

RHC is required to pay a customary fee to the administrative agent.  The obligations under the Series B Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series B Credit Agreement) pursuant to the terms of the Series B Credit Agreement and are secured by (a) a first priority security interest on Series B Term Loan Controlled Account and (b) a second priority security interest on substantially all of RHC's and its Domestic Subsidiaries’ other assets.

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement.

Liquidity and Capital Resources Conclusion

The Company has $22.8 million in cash and cash equivalents as of March 31, 2011.  Additionally, effective April 1, 2011, the Company has the ability to draw up to $10 million against its Working Capital Facility and has significantly reduced its debt service burden.  We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations.  However, we believe that the Company has sufficient liquidity and capital resources (including cash flow from operations) to meet debt service and normal course expenditures for the twelve months ending December 31, 2011.

Current Economic and Operating Environment

We believe that due to a number of factors affecting consumers, including, but not limited to, a slowdown in global economies, contracting credit markets and reduced consumer spending, the outlook for the gaming and hospitality industries remains highly uncertain.  Based on these adverse circumstances, we believe that the Company may continue to experience lower than expected hotel occupancy rates and casino volumes.

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes.  Consequently, we have no off-balance sheet arrangements.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2010.  For a further discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the  condensed consolidated financial statements in this Form 10-Q.  During the three months ended March 31, 2011, there were no significant changes from the critical accounting policies described in our Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”).  Forward looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections.  We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends referred to in this report will continue.  These forward looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates.  Although we believe that our forward looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations.  You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.  Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	fluctuations in the value of our real estate, particularly in Las Vegas;

•	the effect of significant increases in Clark County, Nevada facilities inspection fees and resulting remedial actions;

•	the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our debt instruments;

•	our ability to meet the affirmative and negative covenants set forth in our credit agreements;

•	the availability of additional capital to support capital improvements and development;

•
competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions, and, specifically, the approval of an initiative that would allow slot machines in Colorado race tracks;

•	loss of our senior officers;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	the effects of worsening global and national economic conditions;

•	changes or developments in laws, regulations or taxes in the gaming industry, specifically in Nevada where initiatives have been proposed to raise the gaming tax;

•	actions taken or not taken by third parties, such as our customers, suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	changes in personnel or compensation, including federal minimum wage requirements;

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On July 12, 2010, RHC and its ROC and RBH subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada for reorganization of their business and to have the Chapter 11 Cases jointly administered.  On April 1, 2011, the Reorganized Debtors emerged from these reorganization proceedings.  See “Recent Developments” in Note 1 to the Notes to the condensed consolidated financial statements in this Form 10-Q for a full description of material developments in connection with the Chapter 11 Cases.

On February 23, 2010, an individual commenced an action in the District Court of Clark County, Nevada, against the Company and one other defendant.  The action stems from the death of a guest on February 24, 2008 in a Las Vegas hospital.  The complaint alleges, among other things, that the Company negligently hired and supervised its then employee and failed to seek necessary medical assistance for the decedent.  The plaintiff is seeking monetary damages in connection with this matter.  We do not believe that the outcome of this action will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

We are also party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino.  We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.                 Risk Factors

A description of our risk factors can be found in Item 1A of our Form 10-K for the year ended December 31, 2010.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.  There have been no material changes from the risk factors described in our Form 10-K.

Item 3.                 Defaults Upon Senior Securities

The information set forth under the caption "Credit Defaults" in Note 4 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.	Exhibits

See list of exhibits below.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

Date: May 13, 2011	By:	/s/ Andy Choy
Chief Executive Officer (Authorized Officer)

Date: May 13, 2011	By:	/s/ Larry King
Chief Financial Officer (Principal Financial Officer)

Exhibits

Exhibits:

31.1*	Certification of Andy Choy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Larry King pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Andy Choy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Larry King pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Furnished herewith.