Form 10-Q
period 2011-06-30
RIVIERA HOLDINGS CORP
filed 2011-08-15
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

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
Yes ☒  No ☐

As of August 12, 2011, there were 10 voting common Class A Shares, par value $.001 per share, and 9,039,035 non-voting common Class B Shares, par value $.001 per share, outstanding.

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

The results of operations for the periods presented are not necessarily indicative of the results for the entire year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our Form 10-K.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	Successor	Predecessor
ASSETS	June 30, 2011 (unaudited)	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$37,109	$21,336
Restricted cash	272	272
Accounts receivable-net of allowances of $226 and $214, respectively	2,597	2,086
Due from stockholder	1,100	-
Inventories	565	631
Prepaid expenses and other assets	3,656	2,891
Total current assets	45,299	27,216

PROPERTY AND EQUIPMENT-net	177,929	159,604
GOODWILL	26,256	-
INTANGIBLE ASSETS-net	13,887	-
OTHER ASSETS-net	1,678	1,917
TOTAL	$265,049	$188,737

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$44	$44
Accounts payable	7,783	6,792
Accrued interest	767	-
Deferred tax liabilities	497	-
Accrued expenses	10,382	9,045
Total current liabilities	19,473	15,881
CAPITAL LEASES-net of current portion	48	71
Total liabilities not subject to compromise	19,521	15,952
LONG-TERM DEBT	70,758	-
LONG-TERM DEFERRED TAX LIABILITIES	22,598	-
LIABILITIES SUBJECT TO COMPROMISE	-	276,582
Total liabilities	112,877	292,534

COMMITMENTS and CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Predecessor:
COMMON STOCK ($.001 par value; 60,000,000 shares authorized, 17,115,624 shares issued at December 31, 2010, and 12,447,555 shares outstanding at December 31, 2010)	-	17
ADDITIONAL PAID-IN CAPITAL	-	20,512
TREASURY STOCK (4,668,069 shares at December 31, 2010)	-	(9,635)
ACCUMULATED DEFICIT	-	(114,691)
Successor:
PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at June 30, 2011	-	-
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at June 30, 2011) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 8,550,000 issued and outstanding at June 30, 2011)	9	-
WARRANTS ISSUED	16,318	-
ADDITIONAL PAID-IN CAPITAL	141,607	-
ACCUMULATED DEFICIT	(5,762)	-
Total stockholders' equity (deficiency)	152,172	(103,797)
TOTAL	$265,049	$188,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
REVENUES:
Casino	$19,858	$18,786	$20,857	$39,707
Rooms	9,275	9,289	8,532	16,965
Food and beverage	4,960	4,889	5,482	10,832
Entertainment	632	745	931	1,807
Other	1,119	1,164	1,181	2,226
Total revenues	35,844	34,873	36,983	71,537
Less-promotional allowances	(4,337)	(4,051)	(4,648)	(8,388)
Net revenues	31,507	30,822	32,335	63,149

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	11,021	10,760	10,550	20,621
Rooms	4,693	4,689	4,528	9,190
Food and beverage	3,995	3,781	3,871	7,498
Entertainment	508	426	538	1,139
Other	295	293	290	568
Other operating expenses:
Share-based compensation	-	12	14	95
Other general and administrative	9,526	8,438	8,523	17,060
Emergence related expenses	1,502	-	-	-
Restructuring fees	-	-	899	1,018
Depreciation and amortization	3,832	3,278	3,367	6,833
Total costs and expenses	35,372	31,677	32,580	64,022
LOSS FROM OPERATIONS	(3,865)	(855)	(245)	(873)

OTHER (EXPENSE) INCOME:
Interest income and expense, net (contractual interest expense for the three months ended March 31, 2011 was $3,507)	(1,897)	12	(3,955)	(7,859)
Total other (expense) income	(1,897)	12	(3,955)	(7,859)
LOSS BEFORE REORGANIZATION ITEMS	(5,762)	(843)	(4,200)	(8,732)
Fresh-start accounting adjustment	-	37,530	-	-
Gain on reorganization of debt	-	47,500	-	-
Reorganization items	-	(1,383)	-	-
NET (LOSS) INCOME	$(5,762)	$82,804	$(4,200)	$(8,732)

NET (LOSS) INCOME PER SHARE DATA:
Basic	$(0.67)	$6.65	$(0.34)	$(0.70)
Diluted	$(0.67)	$6.54	$(0.34)	$(0.70)
Basic-weighted average common shares outstanding	8,550	12,448	12,450	12,460
Diluted-weighted average common and common equivalent shares	8,550	12,652	12,450	12,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Successor	Predecessor
	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2010
OPERATING ACTIVITIES:
Net (loss) income	$(5,762)	$82,804	$(8,732)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,832	3,278	6,833
Fresh-start accounting adjustment	-	(37,530)	-
Gain on Reorganization of debt	-	(47,500)	-
Provision for bad debts	32	(8)	57
Stock-based compensation-restricted stock	-	-	67
Stock-based compensation-stock options	-	14	28
Change in value of derivative instrument	-	-	-
Loss on disposal of equipment	-	-	109
Interest expense – payment in kind	758	-	-
Emergence related expenses	1,502	-	-
Reorganization items	-	1,383	-
Changes in operating assets and liabilities:
Accounts receivable	(337)	(198)	(63)
Inventories	46	20	16
Prepaid expenses and other assets	156	(683)	(488)
Accounts payable	(812)	(220)	575
Accrued interest	767	-	7,702
Accrued expenses	(2,395)	1,988	(731)
Net cash used by operating activities before emergence and reorganization items	(2,213)	3,348	5,373
Net cash used for emergence related expenses	(260)	-	-
Net cash (used) provided for reorganization items	-	(1,101)	-
Net cash (used in) provided by operating activities	(2,473)	2,247	5,373

INVESTING ACTIVITIES:
Capital expenditures-Las Vegas	(2,080)	(599)	(1,893)
Capital expenditures-Black Hawk	(19)	(180)	(135)
Due from Stockholder	(1,100)	-	-
Restricted cash	-	-	2,500
Net cash (used in) provided by investing activities	(3,199)	(779)	472

FINANCING ACTIVITIES:
Payments on capitalized leases	(12)	(11)	(21)
Net cash from financing activities	(12)	(11)	(21)

(DECREASED) INCREASE IN CASH AND CASH EQUIVALENTS	(5,684)	1,457	5,824
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	42,793	21,336	19,056
CASH AND CASH EQUIVALENTS-END OF PERIOD	$37,109	$22,793	$24,880

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property acquired with debt and accounts payable	$832	$333	$14
Cash paid for interest	$381	$-	$49

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

As previously reported, on July 12, 2010 (the "Petition Date"), RHC, ROC and RBH (collectively, the “Debtors”) filed petitions (the "Chapter 11 Cases") for relief under the provisions of Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”).  On November 17, 2010, the Bankruptcy Court entered a written order confirming the Debtors’ Second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”).  On December 1, 2010 the Plan became effective.

On April 1, 2011 (the “Substantial Consummation Date”), the Debtors emerged from reorganization proceedings under the United States Bankruptcy Code (the “Reorganized Debtors”).

Casino operations are subject to extensive regulation in the states of Nevada and Colorado by agencies with jurisdiction over gaming activities and various other state and local regulatory agencies.  Our management believes that the Company’s procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

As of the Substantial Consummation Date, the Company adopted the “fresh-start” provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Substantial Consummation Date. Certain of these values differed materially from the values recorded on the Predecessor’s (as defined below) balance sheets as of March 31, 2011. In addition, the Company’s accounting practices and policies may not be the same as that of the Predecessor’s. For all of these reasons, our condensed consolidated financial statements for periods subsequent to the Substantial Consummation Date are not comparable with the Predecessor’s prior periods.

References in this Form 10-Q to “Successor” refers to the Company on or after April 1, 2011.  References to “Predecessor” refer to the Company prior to April 1, 2011. The accompanying condensed consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the six months ended June 30, 2011 are presented for two periods: January 1, 2011 through March 31, 2011 (the “Predecessor Period”) and April 1, 2011 through June 30, 2011 (the “Successor Period”). The Predecessor Period reflects the historical accounting basis in Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

For the Predecessor Period, the accompanying condensed consolidated financial statements of Predecessor have been prepared in accordance with accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the accompanying condensed balance sheets as of December 31, 2010 and are classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the United States Bankruptcy Code, and are reported separately as reorganization items in the accompanying condensed consolidated statements of operations. Cash received and payments for reorganization items are disclosed separately in the accompanying condensed consolidated statements of cash flows.

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

In preparing the accompanying condensed consolidated financial statements, the Company’s management reviewed events that occurred from December 31, 2010 until the issuance of the financial statements.

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

Fresh-Start Reporting

The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and Predecessor’s accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt.

Earnings Per Share (Predecessor)

Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance.  We calculate the effect of dilutive securities using the treasury stock method.

Earnings Per Share (Successor)

Diluted earnings per share assume exercise of Class B Warrants (as defined in Note 3).  We calculate the effect of dilutive securities using the treasury stock method.

Income Taxes

The Company is subject to income taxes in the United States. Authoritative guidance for accounting for income taxes requires that we account for income taxes by recognizing deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of the reversal of future temporary differences.   As a result, we have concluded that it is more likely than not that the net deferred tax assets, excluding the deferred tax liability related to the step up in land recorded in fresh start accounting,  will not be realized, and, thus, we have provided an allowance against our net deferred tax asset balance.  Deferred tax liabilities related indefinite life assets are not available to be considered as a future source of income for purposes of evaluating the recognition of deferred tax assets. Accordingly, a deferred tax liability related to the step up in land, has been recognized on the Company’s balance sheet. In the future, changes in this liability due to changes in the state tax rate or settlement of the liability may cause the Company to record an income tax provision.  The valuation allowance results in an effective tax rate equal to 0% for each of the Successor Period and Predecessor Period.

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

Restricted Cash

As of June 30, 2011, a security deposit in the amount of $272,000 remains held for the benefit of the State of Nevada Workers Compensation Division as a requirement of our being self-insured for workers compensation.

Interest Rate Swaps – Subject to Compromise (Predecessor)

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

On July 28, 2009, the Company received an early termination notice which claims a termination amount due and payable under the Swap Agreement (as defined in Note 6 under the caption "The Credit Facility – Subject to Compromise") equal to $22.1 million, plus $4.4 million in accrued interest.  As of March 31, 2011, the Company reflects a $27.8 million liability related to the Swap Agreement, which includes $5.7 million in accrued interest ($5.7 million in accrued interest includes $1.3 million in accrued default interest).  The Company determined that the interest rate swap under the Swap Agreement did not meet the requirements to qualify for hedge accounting.

As previously announced by the Company, any default under the Swap Agreement automatically results in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate is in addition to the interest rate that would otherwise be applicable under the Swap Agreement.  The Company accrued default interest on the overdue amounts through the Petition Date (see Note 6 below).

Accounting for Reorganization (Predecessor)

ASC Topic 852, Reorganizations provides accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code, including companies in Chapter 11 reorganization, and generally does not change the manner in which financial statements are prepared.  However, ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations.  Predecessor incurred $1.4 million in reorganization items through March 31, 2011.  ASC Topic 852 also requires that the balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities and requires that cash used for reorganization items must be disclosed separately in the statement of cash flows.  Predecessor adopted ASC Topic 852 on July 12, 2010 and has segregated, and Successor will segregate those items as documented above for all reporting periods subsequent to such date.

Restructuring Costs (Predecessor)

Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to July 12, 2010, the Petition Date, including preparation of the bankruptcy filing.  As a result, there were no restructuring costs recorded during the three months ended June 30, 2011.  During the six months ended June 30, 2010, the Company incurred restructuring fees of $1.0 million.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations.  In accordance with accounting guidance related to goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates.

Goodwill for relevant reporting units is tested for impairment using a discounted cash flow model based on the estimated future results of the Company’s reporting units, discounted using the Company’s weighted-average cost of capital and market indicators of terminal year capitalization rates.  The implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill.  If the implied fair value of the goodwill is less than its carrying value, then it is written down to its implied fair value.

Indefinite-lived intangible assets are not subject to compromise but are tested for impairment using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments.

Predecessor’s debt instruments incurred prior to the Petition Date were stayed and subject to compromise as further discussed in Note 6.  As such, Predecessor believed that it was impracticable to determine the fair value of those pre-petition debt instruments.

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

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance is expected to affect the accounting for base jackpots only, as the guidance uses the same principle that is currently applied by the Company to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of January 1, 2011, which did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which amends Topic 820 in the ASC and relates to a major convergence project of the FASB and the International Accountings Standards Board to improve IFRS and U.S. GAAP.  This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP.  The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011.  The Company is currently evaluating the guidance and has not yet determined the impact on its condensed consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our condensed consolidated financial statements.

3.	FRESH-START REPORTING

Fresh-Start Balance Sheet

In accordance with accounting guidance related to financial reporting by entities in reorganization under the United States Bankruptcy Code, the Company adopted fresh-start reporting upon the Substantial Consummation Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the Substantial Consummation Date was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of Predecessor common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor that were issued and outstanding prior to the commencement of the Chapter 11 Cases) received less than 50 percent of the voting shares of the emerging entity. Under the accounting guidance, fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied as of April 1, 2011, the Substantial Consummation Date.

Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Substantial Consummation Date. As set forth in the disclosure statement, relating to the Plan, as confirmed by the Bankruptcy Court on November 17, 2010, the enterprise value of Predecessor was estimated to be in the range of $208 million to $231 million.  Successor’s enterprise value was estimated using various valuation methods, including (i) a comparison of the Predecessor and its projected performance to the market values of comparable companies, and (ii) a calculation of the present value of the future cash flows of Successor based on financial projections.

The enterprise value for each property was determined using various valuation methods, including the cost method and the discounted cash flow method, a form of the income approach.  Under the cost method, assets were valued at the cost to acquire a similar or substitute asset.  Under the discounted cash flow method, value was determined using projected future cash flows.  For future cash flows, financial projections for the period 2011 through 2015 were used with a composite annual growth rate for the four years after 2011 of 3%. The average marginal tax rate was assumed to be 35% for RHC and 38% for RBH and included federal, state and local taxes. The discount rate applied for assets valued using the discounted cash flow method was 15% which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group. The present value of all cash flows after  2015 were calculated using terminal values which were calculated by applying 3% growth to the 2015 financial projections which were then discounted in the range of 16% to 17%.

Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected future cash flow projections, the Company concluded that $226.7 million should be used for fresh-start reporting purposes, as it most closely approximated fair value. After deducting the fair value of debt and adding the excess cash received, this resulted in a post-emergence equity value of $157.9 million.

In accordance with fresh-start reporting, the Company’s enterprise value has been allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations. In addition, liabilities have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan.

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends, and by reference to relevant market rates and transactions and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

The April 1, 2011 balance sheet presented below summarizes the impact of the adoption of the Plan and fresh-start accounting as of the Substantial Consummation Date (amounts in thousands):

	Predecessor March 31, 2011 (unaudited)	Reorganization items (a)		Fresh-start		Successor April 1, 2011 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,793	$20,000	(b)	$-		$42,793
Restricted cash	272	-		-		272
Accounts receivable-net of allowances	2,292	-		-		2,292
Inventories	611	-		-		611
Prepaid expenses and other assets	3,105	-		-		3,105

Total current assets	29,073	20,000		-		49,073

PROPERTY AND EQUIPMENT-net	157,435	-		19,969	(f)	177,404
OTHER ASSETS-net	2,385	-		-		2,385

INTANGIBLE ASSETS	-	-		14,400	(g)	14,400

GOODWILL	-	-		26,256	(h)	26,256

TOTAL	$188,893	$20,000		$60,625		$269,518

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$44	$-		$-		$44
Accounts payable	7,353	-		-		7,353
Accrued expenses	11,033	-		497	(h)	11,530

Total current liabilities	18,430	-		497		18,927

LONG-TERM DEBT-net current portion	-	70,000	(c)	-		70,000
CAPITAL LEASES-net current portion	60			-		60
LONG-TERM TAX LIABILITY	-	-		22,598	(j)	22,598

Total liabilities not subject to compromise	18,490	70,000		23,095		111,585

Liabilities subject to compromise	276,416	(276,416	) (d)	-		-

TOTAL LIABILITIES	294,906	(206,416)		23,095		111,585

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock	17	(8)		-		9
Additional paid-in capital	20,526	121,080		-		141,606
Treasury stock	(9,635)	9,635		-		-
Issued warrants	-	16,318		-		16,318
Accumulated deficit	(116,921)	79,391	(e)	37,530	(i)	-
Total stockholders' equity (deficiency)	(106,013)	226,416		37,530		157,933

TOTAL	$188,893	$20,000		$60,625		$269,518

Fresh-Start Accounting Explanatory Notes

Reorganization Items

(a)
Represents amounts recorded as of the Substantial Consummation Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, elimination of affiliate activity amongst the Predecessor, the issuance of new indebtedness, the cancellation of Predecessor’s equity, and the issuance of new common stock.

(b)	Reflects proceeds received from the Series B Term Loan.

(c)	Reflects the Series A Credit Agreement and the Series B Credit Agreement as provided in the Plan.

(d)	Reflects the discharge of the Predecessor’s liabilities subject to compromise in accordance with the Plan.

(e)	Reflects the cumulative impact of the reorganization adjustments as follows (in thousands):

Discharge of liabilities subject to compromise	$276,416
Elimination of Predecessor equity	10,909
Proceeds from long term debt	20,000
Issuance long term debt	(70,000)
Issuance of Class B Warrants (1)	(16,318)
Issuance of common stock at emergence value	(141,616)
$79,391

(1)
Pursuant to the terms of the Plan, the Company issued Class B Non-Voting Common Stock (as defined in Note 9) with attached warrants exercisable into shares of Class B Non-Voting Common Stock (the “Class B Warrants”) to its former creditors in partial or full and final satisfaction of their claims on the Substantial Consummation Date. The Company valued the shared of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of .27% and .54% and implied discounts for lack of marketability of 20% and 25%, respectively.  The resulting value of the Class B Warrants with attached shares of Class A Voting Common Stock (as defined in Note 9) or Class B Non-Voting Common Stock with attached Class A Warrants is $17.72 and $16.61 per share, respectively, for a total value of $16.3 million.

Fresh-Start Adjustments

(f)
Reflects the fair value of property and equipment and intangible assets in connection with fresh-start reporting. The following table summarizes the components of property and equipment, net as a result of the application of fresh-start reporting (in thousands):

		Successor	Predecessor
	Estimated Life	April 1,	March 31,
	(Years)	2011	2011
Land and land improvements	∞	$95,625	$40,752
Building and building improvements	3-25	56,559	145,374
Equipment, furniture, and fixtures	3-8	25,220	177,439
Total cost		177,404	363,565
Less accumulated depreciation		—	(206,130)
		$177,404	$157,435

Fair value estimates were based on various valuation methods. Personal property related to assets with active secondary markets, such as slot machines, were valued using market prices of similar assets. Other personal property such as furniture, fixtures and other equipment, were valued using a depreciated replacement cost method. Land was valued using market comparable data. Where applicable, the income approach was utilized to estimate the fair value of the income producing land, buildings, building improvements and land improvements either by direct capitalization or discounted cash flow analysis. For specific real property assets that were valued using the cost approach, the income and/or sales comparison approach was utilized to support the value conclusion of the cost approach.

(g)
Reflects the fair value of intangible assets in connection with fresh-start reporting. The following table summarizes the components of intangible assets as a result of the application of fresh-start reporting (in thousands):

		Successor	Predecessor
	Estimated Life	April 1,	March 31,
	(Years)	2011	2011
Customer lists	3	$8,200	$—
Trade name	15	3,700	—
Software	15	2,500	—
		$14,400	$—

(h)
Reflects the establishment of $3.2 million of goodwill as a result of fresh-start reporting.  In addition, $23.1 million is included in goodwill as a result of income tax consequences of asset sales related to the Plan. Of the $23.1 million deferred tax liability $0.7 million is included in current liabilities.

(i)	Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands):

Property and equipment adjustment	$19,969
Successor goodwill	3,161
Intangibles adjustment	14,400
Fresh-start accounting adjustment	$37,530

(j)
In connection with the adoption of fresh-start reporting, the Company recognized a deferred tax liability related to the step up of land which is considered an indefinite life asset. In the future, changes in this liability due to changes in the state tax rate or settlement of the liability may cause the Company to record an income tax provision.

The Company is subject to limitations upon the use of net operating loss ("NOL") carryforwards under Section 382 (the "Section 382 Limitation") of the Internal Revenue Code (the "IRC") as a result of changes in ownership in the current quarter and prior years.  We have reduced the amount of our NOLs to the amount that is more likely than not to be utilized in future years due to the Section 382 Limitation.  A valuation allowance has been recorded for these NOLs as discussed in the Summary of Significant Accounting Policies.  The amount of NOLs we are able to utilize in future years could change should we engage in certain transactions such as the sale of assets and potentially impact the Company's tax provision in the period it occurs.

For federal and state income tax reporting purposes, the Company is not subject to income tax upon debt forgiveness income.  Instead we may reduce our tax attributes for the amount of debt forgiveness income that would otherwise be realized.  The order in which tax attributes are reduced is proscribed by the IRC and can vary based upon elections allowed.  Currently, we anticipate electing to reduce basis in our depreciable property before reducing basis in NOLs.  However, upon filing our federal income tax return for the current year, we may alternatively elect to reduce our NOLs prior to reducing basis in depreciable property.  The choice between these alternatives would cause a difference from the current presentation of deferred tax assets and liabilities on the Successor balance sheet and the activity shown in the Fresh Start Balance Sheet disclosure as well as the tax provision in future years.

4.	GOODWILLL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  The Company recorded goodwill of $26.3 million upon the application of fresh-start reporting.

Intangible assets consist of the following (in thousands):

	Successor
	Estimated life (years)	As of June 30, 2011
		(unaudited)
Trade name	15	$3,700
Customer lists	3	8,200
Software	15	2,500
Total intangible assets		14,400
Less accumulated amortization:
Trade name		(62)
Customer lists		(410)
Software		(41)
Total accumulated amortization		(513)
Intangible assets, net		$13,887

In connection with the adoption of fresh-start reporting, the Company recognized $3.7 million in a trade name related to the Riviera trade, which will be amortized on a straight-line basis over fifteen years.  Customer lists were valued at $8.2 million representing the value associated with our customers under our customer loyalty programs and are being amortized on a straight-line basis over three years. Other intangibles of $2.5 million include the value of software which is amortized on a straight-line basis over fifteen years.

Intangible assets related to the Plan were valued using income and cost based methods as appropriate.  The Riviera trade name was valued based on the relief from royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to unrelated licensee and a discount rate.  The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates for similar assets to reach a 1% royalty rate.  The discount rate applied was 14%, based on the weighted average cost of capital of the properties benefiting from the trade name.  The value assigned to customer lists is based on the present value of future earnings using the replacement cost method based on internally developed estimates.

Amortization expense for the Successor Period for those assets amortized was $513 thousand.  Estimated annual amortization expense for the intangible assets of the Company for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 is anticipated to be $2.1 million for each such year.

5.	DEFERRED FINANCING COSTS

In accordance with ASC Topic 852, the unamortized deferred loan fee balance with respect to the Credit Facility as of the Petition Date was written-off to expense. The unamortized deferred loan fee balance as of the Petition Date was $853 thousand.

6.	LONG TERM DEBT AND COMMITMENTS

Debt consists of the following (in thousands):

	Successor	Predecessor
	June 30	December 31,
	2011	2010
	(unaudited)
Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at June 30, 2011	$ 50,000	$ —
Working Capital Facility, due April 1, 2016, interest at LIBOR plus 5%, 7% at June 30, 2011	—	—
Series B Term Loan, due April 1, 2019 at LIBOR plus 3% and LIBOR plus 13% PIK, 5% and 15% respectively at June 30, 2011	20,758	—
Predecessor Term Loan (subject to compromise)	—	225,000
Predecessor Revolving Credit Facility (subject to compromise)	—	2,500

Interest Rate Swap (subject to compromise)	—	22,148
Capital lease obligations	92	115
Total debt	70,850	249,763
Less amounts subject to compromise	—	(249,648)
Less current portion of debt not subject to compromise	(44)	(44)
Total long-term debt, net	$70,806	$71

Successor

Series A Credit Agreement

On the Substantial Consummation Date, pursuant to the Plan, RHC entered into a first lien credit agreement (the “Series A Credit Agreement”) with ROC and RBH, as guarantors, Cantor Fitzgerald Securities, aas administrative agent, and the lenders from time to time party thereto. The Series A Credit Agreement provides for initial aggregate lender commitments of $60 million, including a $50 million term loan facility (the “Series A Term Loan”) and a $10 million revolving loan (the “Working Capital Facility”). The Working Capital Facility provides for a letter of credit facility and a swingline loan facility with sublimits of $5 million and $2 million respectively. The Series A Credit Agreement has a maturity date of April 1, 2016.   Availability of the revolving loans under the Working Capital Facility are subject to certain conditions provided for in the Series A Credit Agreement. The proceeds of extensions of credit under the Series A Credit Agreement can be used by RHC for working capital and other general corporate purposes.

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

Series B Credit Agreement

On the Substantial Consummation Date, pursuant to the Plan, RHC entered into a second lien credit agreement (the “Series B Credit Agreement”) with ROC and RBH, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders from time to time party thereto.  The Series B Credit Agreement provides for, and governs the terms of, a $20 million term loan facility (the “Series B Term Loan”).

The Series B Term Loan bears interest at a per annum rate equal to the sum of the LIBOR Rate (as defined in the Series B Credit Agreement) plus 3.0%, payable in cash, and the LIBOR Rate plus 13.00%, payable in kind in interest that will be recapitalized as principal.   The Series B Credit Agreement has a maturity date of April 1, 2019.

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

Predecessor

The Predecessor Credit Facility – Subject to Compromise

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the “Subsidiaries”) entered into a $245 million Credit Agreement (the “Credit Agreement,” together with related security agreements and other credit-related agreements, the “Predecessor Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as administrative agent.  On February 22, 2010, the Company received a notice from Wachovia informing the Company that Wachovia was resigning as administrative agent.  The Company executed a Successor Agent Agreement with Cantor Fitzgerald Securities, a new administrative agent, effective April 12, 2010.

The Predecessor Credit Facility included a $225 million seven-year term loan (“Predecessor Term Loan”) which had no amortization for the first three years, a one percent amortization for years four through six, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein.  The Predecessor Credit Facility also included a $20 million five-year revolving credit facility (“Predecessor Revolving Credit Facility”) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Predecessor Revolving Credit Facility commitment from $20 million to $3 million.  RHC was permitted to prepay the Predecessor Credit Facility without premium or penalties except for payment of any funding losses resulting from prepayment of LIBOR Rate Loans (as defined in the Credit Agreement).  The rate for the Predecessor Term Loan and Predecessor Revolving Credit Facility was LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the “Swap Agreement”) that became effective June 29, 2007 and that the Company entered into under the Predecessor Credit Facility, substantially the entire Predecessor Term Loan portion of the Predecessor Credit facility, with quarterly step-downs, bore interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the Swap Agreement).  The Swap Agreement specified that the Company paid an annual interest rate spread on a notional balance that approximates the Predecessor Term Loan balance and steps down quarterly.  The interest rate spread was the difference between the LIBOR rate and 5.485%, and the notional balance was $186.5 million as of September 30, 2010.  The Predecessor Credit Facility was guaranteed by the Subsidiaries and was secured by a first priority lien on substantially all of the Company’s assets.

RHC used substantially all of the proceeds of the Predecessor Term Loan to discharge its obligations under the Indenture, dated June 26, 2002 (the “Indenture”), with The Bank of New York as trustee (the “Trustee”), governing the Senior Secured Notes issued by the Company on June 26, 2002 (the ”11% Notes”).  On June 8, 2007, RHC deposited these funds with the Trustee and issued to the Trustee a notice of redemption of the 11% Notes, which was finalized on July 9, 2007.

Prior to the credit defaults described below under the caption “Credit Defaults” (the “2009 Credit Defaults”) the interest rate on loans under the Predecessor Revolving Credit Facility depended on whether they were in the form of revolving loans or swingline loans (“Swingline Loans”).  Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elected to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate Loan, and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate, plus the Applicable Percentage for revolving loans that were ABR Loans.  As a result of the 2009 Credit Defaults, the Company no longer had the option to request the LIBOR Rate Loans.

As of March 31, 2011, the Company had $2.5 million outstanding against the Predecessor Revolving Credit Facility.  The ABR Loan was elected as the amount drawn was below the $5.0 million minimum threshold required for selecting a LIBOR Rate Loan.

The Company also paid fees under the Predecessor Revolving Credit Facility as follows:  (i) a commitment fee in an amount equal to either 0.50% or 0.375% (depending on the Consolidated Leverage Ratio (as defined in the Credit Agreement)) per annum on the average daily unused amount of the Predecessor Revolving Credit Facility; (ii) Standby L/C (as defined in the Predecessor Credit Agreement) fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration; and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C.  In addition to the Predecessor Revolving Credit Facility fees, the Company paid Cantor Fitzgerald Securities an annual administrative fee of $50,000.

The predecessor Credit Facility contained affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on incurrence of other indebtedness.

The Predecessor Credit Facility contained provisions concerning events of default customary for financings of this nature, including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under our other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a “change of control” of RHC; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses.  Some of these events of default provided for grace periods and materiality thresholds.  For purposes of these default provisions, a “change in control” included:  a person’s acquisition of beneficial ownership of 35% or more of RHC’s stock coupled with a gaming license and/or approval to direct any of our gaming operations, a change in a majority of the members of our Board of Directors (the “Board”) other than as a result of changes supported by its current Board members or by successors who did not stand for election in opposition to our current Board, or our failure to maintain 100% ownership of the Subsidiaries.

The Predecessor Credit Facility was guaranteed by the Subsidiaries, which comprise all of the Company’s restricted subsidiaries. These guaranties were full, unconditional, and joint and several.  RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to the Company’s financial position or results of operations, were not guarantors of the Predecessor Credit Facility.

Credit Defaults

As previously disclosed on a Form 8-K filed with the SEC on March 4, 2009, the Company received a notice of default on February 26, 2009 (the “February Notice”) from Wachovia with respect to the Predecessor Credit Facility in connection with the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008.  The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia.  The February Notice further provided that, as a result of the default, the Company would no longer have the option to request the LIBOR Rate Loans described above.  Consequently, the Predecessor Term Loan was converted to an ABR Loan effective March 31, 2009.

On March 25, 2009, the Company engaged XRoads Solution Group LLC as our financial advisor.  Based on an extensive analysis of our current and projected liquidity, and with our financial advisor’s input, we determined it was in the best interests of the Company to not pay the Predecessor Credit Facility and Swap Agreement accrued interest.  Consequently, we elected not to make these payments during 2009 and for the nine months ended September 30, 2010.  The Company’s failure to pay interest due on any loan within the Predecessor Credit Facility within a three-day grace period from the due date was an event of default under the Predecessor Credit Facility.  As a result of this event of default, the Company’s lenders had the right to seek to charge additional default interest on the Company’s outstanding principal and interest under the Credit Agreement, and automatically charge additional default interest on any overdue amounts under the Swap Agreement.  These default rates were in addition to the interest rates that would otherwise be applicable under the Credit Agreement and Swap Agreement.

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the “April Default Notice”) from Wachovia.  The April Default Notice alleged that subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement, including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a “going concern” modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The April Default Notice also stated that, in addition to the foregoing events of default, that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR Rate Loan on March 30, 2009 (the “LIBOR Payment”), (ii) the commitment fee on March 31, 2009 (the “Commitment Fee Payment”), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the “ABR Payment” and, together with the LIBOR Payment and Commitment Fee Payment, the “March 31st Payments”).  The Company had not paid the March 31st Payments and the applicable grace period to make these payments had expired.  The April Default Notice stated that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans were available to the Company at the time.

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Predecessor Term Loan interest rate increased to approximately 10.5% per annum, and effective, April 1, 2009, the Predecessor Revolving Credit Facility interest rate was approximately 6.25% per annum.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (the “Swap Default Notice”) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleged that (a) an event of default existed due to the occurrence of an event of default(s) under the Credit Agreement and (b) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company had not paid the overdue amount, and the applicable grace period to make this payment had expired.  As previously announced by the Company, any default under the Swap Agreement automatically resulted in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate was in addition to the interest rate that would otherwise be applicable under the Swap Agreement.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (the “Early Termination Notice”) from Wachovia in connection with an alleged event of default that occurred under the Swap Agreement.  Receipt of the Early Termination Notice was previously disclosed on a Form 8-K filed with the SEC on July 29, 2009. The Early Termination Notice alleged that an event of default had occurred and was continuing pursuant to Sections 5(a)(i) and 5(a)(vi)(1) of the Swap Agreement.  Section 5(a)(i) of the Swap Agreement addressed payments and deliveries specified under the Swap Agreement and Section 5(a)(vi)(1) of the Swap Agreement addressed cross defaults. The Early Termination Notice provided that Wachovia designated an early termination date of July 27, 2009 in respect of all remaining transactions governed by the Swap Agreement, including an interest rate swap transaction with a trade date of May 31, 2007.

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement was $26.6 million, which included $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Predecessor Term Loan and Predecessor Revolving Credit Facility balances were no longer locked and became subject to changes in underlying LIBOR rates and varied based on fluctuations in the Alternative Base Rate (as defined in the Credit Agreement) and Applicable Margins (as defined in the Credit Agreement).  As of March 31, 2011, the Predecessor Term Loan and Predecessor Revolving Credit Facility bore interest at approximately 6.25%.  As of March 31, 2011, the interest rate swap liability was $22.1 million which equaled the mark-to-market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.   Additionally, accrued interest as of March 31, 2011 included $5.7 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination, plus $1.3 million in default interest pursuant to the Swap Agreement termination.

Bankruptcy Proceedings

On the Substantial Consummation Date, the Predecessor Credit Facility and the Swap Agreement were terminated upon the Company's emergence from reorganization proceedings under the United States Bankruptcy Code.  The Company's reorganization proceedings are further described in Note 1.  Also, upon the Substantial Consummation Date, the Company entered into the Series A Credit Agreement and the Series B Credit Agreement.  The terms of the Series A Credit Agreement and the Series B Credit Agreement are described in Item 2 below under the captions "Liquidity and Capital Resources – Series A Credit Agreement" and "Liquidity and Capital Resources – Series B Credit Agreement," respectively.

Guarantor Information

The Predecessor Credit Facility was guaranteed by the Subsidiaries, which are all of the restricted subsidiaries.  These guaranties were full, unconditional, and joint and several.  RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to the financial position or results of operations, were not guarantors of the Predecessor Credit Facility.

7.	LIABILITIES SUBJECT TO COMPROMISE (PREDECESSOR)

Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed, and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Bankruptcy Court.  In accordance with ASC Topic 852, these liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheet as of December 31, 2010 and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts.  Adjustments to the claims may result from negotiations, payments authorized by the Bankruptcy Court, interest accruals, or other events.  Liabilities subject to compromise are classified separately from long-term obligations and current liabilities in the accompanying condensed consolidated balance sheets.

In accordance with ASC Topic 852, interest expense is recognized only to the extent it will be paid during the bankruptcy proceedings or that it will be an allowed claim.  As a result, the Company accrued interest on the Predecessor Credit Facility and interest rate swap under the Swap Agreement through the Petition Date.  No interest was accrued on the Predecessor Credit Facility or the interest rate swap after the Petition Date.

Liabilities subject to compromise consist of the following (in thousands):

Predecessor
As of December 31, 2010
Predecessor Term Loan	$225,000
Predecessor Revolving Credit Facility	2,500
Interest Rate Swap	22,148
Accrued Interest	25,985
Accounts Payable	949
Total Liabilities Subject to Compromise	$276,582

8.	SHARE-BASED PAYMENTS (PREDECESSOR)

Predecessor estimated the fair value of each director or employee option grant on the date of the grant using the Black-Scholes option pricing model.  Predecessor recognized the fair value of option grants as share-based compensation expense in conjunction with the option vesting period.

Restricted stock was issued to several key management team members and directors in 2005 and was recognized on a straight-line basis over a five-year vesting period.  The vesting period commenced on the issuance date and ended during the first quarter of 2010.  As a result, the Company recorded no expense for restricted stock during the three months ended June 30, 2011.  The Company expensed $67,000 for restricted stock during the six months ended June 30, 2010.  The activity for all stock options currently outstanding is as follows:

	Weighted Average		Aggregate
	Shares	Share Exercise Price	Remaining Life	Intrinsic Value
Outstanding as of December 31, 2010	204,000	$7.93
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding as of March 31, 2011	204,000	$7.93	5.09 years	$-0-

All share-based payment arrangements were terminated upon the Substantial Consummation Date.

9.	STOCKHOLDERS EQUITY (SUCCESSOR)

Common Stock

On the Substantial Consummation Date, RHC amended and restated its articles of incorporation and changed its authorized capital.  As a result, the Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock and 8,550,000 shares of Class B Non-Voting Common Stock were issued and outstanding as of June 30, 2011.

On the Substantial Consummation Date, pursuant to the Plan, the Company, Riviera Voteco, L.L.C. (“Voteco”), the stockholder holding 100% of the Class A Voting Common Stock, and certain stockholders holding a majority of the Class B Non-Voting Common Stock entered into a Stockholders Agreement (the “Stockholders Agreement”).  The Stockholders Agreement, among other things, contemplates an agreed composition of the Company’s Board of Directors and prohibits the transfer of the Class A Voting Common Stock and Class B Non-Voting Common Stock unless Voteco determines that such transfer is not to a person who is a competitor of, or otherwise adverse to, the Company, and the Company is reasonably satisfied that such transfer will comply with certain requirements relating to securities, regulatory and other specified laws. Any purported transfer of the Class A Voting Common Stock and Class B Non-Voting Common Stock will be null and void if not made in compliance with all applicable gaming laws and following receipt of all required gaming approvals. The Stockholders Agreement also subjects transfers of Class B Non-Voting Common Stock, other than to certain affiliated transferees, to specified tag-along rights, drag-along rights, and a right of first offer. In addition, the Stockholders Agreement contains agreements among the parties with respect to certain governance matters, including director appointment and board observer rights, restrictions on the issuance of shares of Class A Voting Common Stock, Class B Non-Voting Common Stock and other equity securities of the Company or other rights convertible to or to acquire such securities, restrictions on distributions, repurchases and pledges of Class B Non-Voting Common Stock, registration rights with respect to holders of Class B Non-Voting Common Stock, rights to indemnification and contribution and provisions related to conflicts of interests and transactions with affiliates.

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2011. The Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof.  The Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

Warrants

In accordance with the Plan, holders of the Predecessor Credit Facility who elected to participate in the designated new money investment and Working Capital Facility received Class B Warrants to purchase an aggregate of 843,684 shares of our Class B Non-Voting Common Stock.  The Class B Warrants do not have a stated term; the stated exercise price is $0.01 per share.  The Company evaluated the Class B Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the Class B Warrants using the Chaffee valuation model assuming a life of 1 year, a volatility factor of 49% and a risk-free interest rate of 0.27%.  The resulting value of $14.9 million was recorded as a reorganization item of Predecessor’s on the accompanying condensed consolidated statements of operations.

10.	FAIR VALUE MEASUREMENT

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

On July 27, 2009, the Company received from Wachovia a Notice of Amount Due Following Early Termination of the Swap Agreement (see “Credit Defaults” within Note 4).  As a result, the mark-to-market interest rate swap liability was adjusted to $22.1 million which is the balance as of December 31, 2010 and reflects the amount due and payable pursuant to the Notice of Amount Due Following Early Termination.  In accordance with ASC Topic 852, the interest rate swap liability was classified as a liability subject to compromise in our condensed consolidated balance sheets as of December 31, 2010.

As of June 30, 2011, the Company had assets and/or liabilities required to be measured at fair value on a recurring basis.  These assets were measured at fair value on the Substantial Consummation Date based on Level 2 inputs which approximates the fair value as of June 30, 2011.

11.	RELATED PARTY TRANSACTIONS

As of June 30, 2011, the Company had recorded a receivable from a stockholder in the amount of $1.1 million for expenses paid on behalf of the stockholder.

12.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2011, the Company had no commitments or contingencies that are not already accounted for in the condensed consolidated financial statements or disclosed in the accompanying Notes.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax.  In July 2008, the Nevada Supreme Court denied the State of Nevada’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of June 30, 2011, the Company had not recorded a receivable related to this matter.

Legal Proceedings and Related Events

On July 12, 2010, RHC and its ROC and RBH subsidiaries filed the Chapter 11 Cases.  See Note 1 for further details concerning material developments pertaining to the Chapter 11 Cases.

On February 23, 2010, an individual commenced an action in the District Court of Clark County, Nevada, against ROC and one other defendant.   The action stems from the death of a guest on February 24, 2008 in a Las Vegas hospital.  The complaint alleges, among other things, that the Company negligently hired and supervised its then employee and failed to seek necessary medical assistance for the decedent.  The plaintiff is seeking monetary damages in connection with this matter.  We do not believe that the outcome of this action will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

The Company is also a party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these condensed consolidated financial statements, and concluded that no subsequent events have occurred that required recognition or disclosure.

14.	SEGMENT DISCLOSURE

The Company has determined that it has two segments based on geographic location and a review process conducted by the Company's Chief Financial Officer:  Riviera Las Vegas (Las Vegas, Nevada) and Riviera Black Hawk (Black Hawk, Colorado).  The key indicator reviewed for purposes of determining market segments by the Company's Chief Financial Officer is "property EBITDA", as defined below.  The tables below present certain selected financial information from the condensed consolidated statements of operations for the three months ended June 30, 2011 (Successor), the three months ended March 31, 2011, and the three and six months ended June 30, 2010 (Predecessor), certain selected financial information from the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, and capital expenditures by segment for the Successor Period and Predecessor Period.  All intersegment revenues and expenses have been eliminated.

	Successor	Predecessor
	Three months ended June 30, 2011	Three Months Ended March 31, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
(Dollars in thousands)
Net Revenues:
Riviera Las Vegas	$21,583	$20,780	$22,063	$42,570
Riviera Black Hawk	9,924	10,042	10,272	20,579
Total Net Revenues	$31,507	$30,822	$32,335	$63,149

Property EBITDA (1):
Riviera Las Vegas	$96	$779	$2,122	$3,549
Riviera Black Hawk	2,365	2,568	2,616	5,077

Other Costs and Expenses
Equity-based compensation	-	12	14	95
Other corporate expenses	992	912	703	1,553
Emergence related expenses	1,502
Depreciation and amortization	3,832	3,278	3,367	6,833
Restructuring fees	-	-	899	1,018
Interest expense (income)-net	1,897	(12)	3,955	7,859
Total Other Costs and Expenses	8,222	4,190	8,938	17,358
Loss Before Reorganization Items	(5,762)	(843)	(4,200)	(8,732)
Fresh-start accounting adjustment	-	37,530	-	-
Gain on reorganization of debt	-	47,500	-	-
Reorganization Items	-	(1,383)	-	-
Net (Loss) Income	$(5,762)	$82,804	$(4,200)	$(8,732)

	Successor	Predecessor
	As of	As of
	June 30, 2011	December 31, 2010
(Dollars in thousands)
Total Assets
Las Vegas	$185,718	$124,656
Black Hawk	79,331	64,081
Total Consolidated Assets	$265,049	$188,737

Property and Equipment-net
Las Vegas	$135,640	$102,454
Black Hawk	42,289	57,150
Total Property and Equipment-net	$177,929	$159,604

	Successor	Predecessor
	Three months ended	Six months ended
	June 30, 2011	June 30, 2010
Capital Expenditures
Las Vegas	$2,080	$1,907
Black Hawk	19	135
Total Capital Expenditures	$2,099	$2,042

(1)
Property EBITDA consists of earnings before interest, income taxes, depreciation, and amortization.  Property EBITDA is presented solely as a supplemental disclosure because we believe that it is i) a widely used measure of operating performance in the gaming industry, and ii) a principal basis for valuation of gaming companies by certain analysts and investors.  We use property-level EBITDA (property EBITDA before corporate expense) as the primary measure of our business segment properties' performance, including the evaluation of operating personnel.  Property EBITDA should not be construed as an alternative to operating income, as an  indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with U.S. generally accepted accounting principles.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA.  Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do.  A reconciliation of property EBITDA to net loss is included to evaluate items not included in EBITDA and their effect on the operations of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own and operate the Riviera Hotel and Casino on the Strip in Las Vegas, Nevada (“Riviera Las Vegas”), and the Riviera Black Hawk Casino in Black Hawk, Colorado (“Riviera Black Hawk”).

Riviera Las Vegas is comprised of a hotel with 2,075 guest rooms and suites, a convention, meeting and banquet space totaling 160,000 square feet, a casino with approximately 854 slot machines and 35 gaming tables, a poker room, a race and sports book and various bars and restaurants.  Our capital expenditures for Riviera Las Vegas are primarily geared toward maintaining competitive slot machines in comparison to the market and maintaining the hotel rooms and amenities in sufficient condition to compete for customers in the convention and leisure markets.  Room rental rates and slot revenues are the primary factors driving our operating margins.

Riviera Black Hawk is comprised of a casino with approximately 897 slot machines and 13 gaming tables, a buffet, a delicatessen, a casino bar and a ballroom.  Riviera Black Hawk caters primarily to the “locals” slot customer.  Our capital expenditures in at Riviera Black Hawk are primarily geared toward maintaining competitive slot machines in comparison to the market.  We also made limited capital expenditures at Riviera Black Hawk associated with the implementation of increased betting limits, extended hours and newly approved games.

Results of Operations for the Three Months Ended June 30, 2011

The following table sets forth, for the period indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  The results for Successor are not comparable to the results for Predecessor due to the transactions consummated upon emergence from reorganization proceedings under the United States Bankruptcy Code on the Substantial Consummation Date, particularly related to depreciation, amortization and interest expense.

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(In Thousands)	June 30, 2011	June 30, 2010
Net Revenues:
Riviera Las Vegas	$21,583	$22,063
Riviera Black Hawk	9,924	10,272
Total Net Revenues	$31,507	$32,335

Property Costs and Expenses (1):
Riviera Las Vegas	21,487	19,941
Riviera Black Hawk	7,559	7,656
Total Property Costs and Expenses	29,046	27,597

Property EBITDA (2):
Riviera Las Vegas	96	2,122
Riviera Black Hawk	2,365	2,616
Total Property EBITDA	2,460	4,738

Other Costs and Expenses:
Equity-Based Compensation	-	14
Other Corporate Expense	992	703
Emergence Related Expenses	1,502	-
Depreciation and Amortization	3,832	3,367
Restructuring Fees	-	899
Interest (Income) Expense-Net	1,897	3,955
Total Corporate Expenses	8,222	8,938
Loss Before Reorganization Items and Income Tax Provision	(5,762)	(4,200)
Reorganization Items	-	-
Loss Before Income Tax Provision	(5,762)	(4,200)
Income Tax Provision	-	-
Net Loss	$(5,762)	$(4,200)

EBITDA Margins (3):
Riviera Las Vegas	0.4%	9.6%
Riviera Black Hawk	23.8%	25.4%

(1)	Property costs and expenses include property costs and expenses directly applicable to the properties excluding depreciation which is included in other costs and expenses.

(2)
Property EBITDA consists of earnings before interest, income taxes, depreciation, and amortization.  Property EBITDA is presented solely as a supplemental disclosure because we believe that it is i) a widely used measure of operating performance in the gaming industry, and ii) a principal basis for valuation of gaming companies by certain analysts and investors.  We use property-level EBITDA (property EBITDA before corporate expense) as the primary measure of our business segment properties' performance, including the evaluation of operating personnel.  Property EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with U.S. Generally Accepted Accounting Principles.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA.  Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do.  A reconciliation of property EBITDA to net loss is included to evaluate items not included in EBITDA and their effect on the operations of the Company.

(3)	EBITDA margins represent property EBITDA as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the three months ended June 30, 2011 were $21.6 million, a decrease of $0.5 million, or 2.2%, from $22.1 million for the comparable period in the prior year.

Casino revenues for the three months ended June 30, 2011 were $10.2 million, a decrease of $0.6 million, or 5.8%, from $10.8 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenues were $8.1 million, a decrease of $0.8 million, or 8.9%, from $8.9 million and table game revenues were $2.2 million, an increase of $0.3 million, or 15.7% from $1.9 million.  Table game revenues increased primarily as a result of additional wagering.  We believe that wagering increased mostly as a result of additional table gaming patrons due to our new “Crazy Girls Passion Pit” which opened October 2010.  This new table games pit features a platform for go-go dancers.  The table games hold percentage decreased to 19.3% for the three months ended June 30, 2011, from 20.1% for the comparable period in the prior year.  Slot machine win per unit per day decreased to $104.07 from $111.18 for the comparable period in the prior year.  There were 861 slot machines on the floor, on average, during the quarter ended June 30, 2011, compared with 889 slot machines on the floor, on average, during the same period in the prior year.  Slot machine coin-in, or amounts wagered, was $111.7 million in comparison to $124.4 million for the same period in the prior year.  The slot machine hold percentage was flat at 7.2%.

Room revenues for the three months ended June 30, 2011 were $9.3 million, an increase of $0.7 million, or 8.7%, from $8.5 million for the comparable period in the prior year.  The increase in room revenues was due to an increase in room nights by casino patrons compared to the prior year and an increase in average daily room rates, or ADR.  Complimentary room revenues increased $0.4 million due to the increase in room nights provided to high-value casino patrons.  Complimentary room revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.  ADR was $59.31 for the three months ended June 30, 2011, compared with $56.19 for the same period in the prior year.

Hotel room occupancy percentage (based on available rooms) for the three months ended June 30, 2011 was 86.5%, an increase of 2.2%, from 84.6% for the same period in the prior year.  4.4% of total hotel rooms were unavailable during the three months ended June 30, 2011, in comparison to 5.0% during the same period in the prior year.  Hotel rooms are typically unavailable for certain time periods due to maintenance and minor repairs.  Hotel room occupancy percentage (based on total rooms) for the three months ended June 30, 2011 was 82.6%, an increase of 2.8%, from 80.3% for the comparable period in the prior year.

Revenue per available room, or RevPar, was $51.29 for the three months ended June 30, 2011, an increase of $3.75, or 7.8%, from $47.54 for the comparable period in the prior year.  The increase in RevPar was due to the increase in ADR as described above.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  Room revenue includes $2.3 million related to rooms provided to guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the three months ended June 30, 2011 were $3.8 million, a decrease of $0.4 million, or 9.7%, from $4.2 million for the comparable period in the prior year.  The decrease was due to a $0.2 million decrease in food revenues and a $0.2 million decrease in beverage revenues.  The decrease in revenues is primarily attributed to a decrease in total food covers (number of guests served) from 226,000 for the three months ended June 30, 2010 to 209,000 for the three months ended June 30, 2011, a decrease of 7.6%.  Also contributing to the decrease is a decrease in the average check of $0.95 or 6.3% to $14.11 compared with the comparable period in the prior year.  Beverage revenues decreased due to a decline in cash sales.  Food and beverage revenues include $1.0 million in revenues related to food and beverages offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the three months ended June 30, 2011 were $0.6 million, a decrease of $0.3 million, or 32.1%, from $0.9 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to a decreased number of offered shows.

Other revenues were $1.0 million, remaining unchanged in comparison to the same period in the prior year.  Other revenues consist primarily of rental revenues from food and beverage and retail tenants, telephone revenues and commissions from automated teller machines (ATMs).

Promotional allowances were $3.5 million and $3.6 million for the three months ended June 30, 2011 and 2010, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.

Property Costs and Expenses

Total property costs and expenses for the three months ended June 30, 2011 were $21.5 million, an increase of $1.6 million, or 8.0%, from $19.9 million for the comparable period in the prior year.

Casino costs and expenses for the three months ended June 30, 2011 were $7.6 million, an increase of $0.8 million, or 12.5%, from $6.7 million for the comparable period in the prior year.  The increase in casino expenses was primarily due to a $0.4 million increase in casino marketing and promotional costs and a $0.4 million increase in slot and table games payroll and related costs.  Casino marketing and promotional costs increased mostly due to an increase in complimentary hotel room offering redemptions.  We made a concerted effort to entice qualified slot customers to stay at our hotel and wager at our slot machines and table games.  Casino payroll and related costs increased primarily due to having more gaming tables open for customers resulting in additional gaming revenues.

Room rental costs and expenses were $6.3 million, an increase of $0.3 million, or 4.2%, from $6.1 million for the comparable period in the prior year.  The increase is primarily due to increases in wage and benefit rates paid to our collective bargaining unit employees.

Food and beverage costs and expenses for the three months ended June 30, 2011 were flat at $3.4 million when compared to the comparable period in the prior year.  While costs were flat, they were up as a percentage of revenues.  The increase (as a percentage of revenues) was primarily due to increases in food and beverage costs primarily due to additional buffet covers and increases in payroll and related costs primarily related to increases in wages and benefit rates paid to our collective bargaining unit employees.

Entertainment department costs and expenses for the three months ended June 30, 2011 were $0.8 million, flat when compared to the comparable period in the prior year.

Property EBITDA

Property EBITDA for the three months ended June 30, 2011 and 2010 was $0.1 million and $2.1 million, respectively.  The decrease in property EBITDA was principally due to decreased net revenues that were not offset with equivalent reductions in property costs and expenses.

EBITDA margin for the three months ended June 30, 2011 and 2010 was 0.4% and 9.6%, respectively.  EBITDA margin decreased primarily due to increases in casino marketing and payroll and related costs as described above.

Riviera Black Hawk

Revenues

Net revenues for the three months ended June 30, 2011 were $9.9 million, a decrease of $0.4 million, or 3.4%, from $10.3 million for the comparable period in the prior year.  The decrease was due primarily to a $0.4 million decrease in casino revenues to $9.6 million for the three months ended June 30, 2011 from $10.0 million for the same period in the prior year.  Casino revenues are comprised of revenues from slot machines and table games.

Slot machine revenues decreased $0.2 million, or 3.3%, to $9.3 million from $9.7 million for the comparable period in the prior year.  Table games revenues decreased $0.1 million for the three months ended June 30, 2011.

The Black Hawk market total slot machine wagering, or coin-in, declined 4.08% for the second quarter, compared to the same period in the prior year.  Riviera Black Hawk’s market share of the Black Hawk market total slot machine coin-in was 10.29% for the second quarter in comparison to 10.09% for the same period in the prior year.

Food and beverage revenues were $1.0 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively.  Food and beverage revenues are comprised primarily of revenues related to food and beverage offered to high-value guests on a complimentary basis.  Food and beverage revenues decreased $0.2 million during the three months ended June 30, 2011 compared to the comparable period in the prior year primarily due to more stringent requirements for earning complimentary offerings and less customer volume resulting in less complimentary offering redemptions.  Food and beverage revenues for the three months ended June 30, 2011 included $0.9 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.

Promotional allowances were $0.9 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively.  Promotional allowances are comprised of food and beverage items provided on a complimentary basis to our high-value casino players.

Property Costs and Expenses

Total property costs and expenses declined $0.1 million to $7.5 million for the three months ended June 30, 2011 in comparison to $7.6 million for the same period in the prior year.  The $0.1 million decline was due primarily to a $0.4 million decrease in casino costs and expenses offset by a $0.3 million increase in general and administrative costs.

The $0.4 million decrease in casino cost and expenses was due primarily to a $0.4 million gaming tax reduction in conjunction with reduced gross casino revenues (gross of cash rebates to slot players).

Property EBITDA

Property EBITDA for the three months ended June 30, 2011 was $2.4 million, a decrease of $0.2 million, or 9.6%, from $2.6 million for the same period in the prior year.  The decrease was due to declines in revenues offset by reductions in costs and expenses as described above.

EBITDA margin was 23.8% for the three months ended June 30, 2011 in comparison to 25.4% for the comparable period in the prior year.

Consolidated Operations

Other Costs and Expenses

Other corporate expense increased to $992,000 from $703,000 due to increases in salaries and wages, and legal fees.

Depreciation increased to $3.8 million from $3.4 million in the comparable period in the prior year.  The decline was attributable primarily to the restatement of our assets to their fair value as required by fresh-start accounting guidance.  Details of the application of this accounting pronouncement are discussed in Note 4 to the condensed consolidated financial statements.

There were no restructuring fees during the three months ended June 30, 2011.  During the three months ended June 30, 2010, the Company incurred restructuring fees of $899,000.  Restructuring fees are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to July 12, 2010, the Petition Date, including preparation of the bankruptcy filing.

Interest expense-net increased $2.0 million for the three months ended June 30, 2011 in comparison to the same period in the prior year.  Details of the composition of interest expense and the changes in the Company’s debt structure are discussed in Note 6 to the condensed consolidated financial statements.

Net Loss

Net loss for the three months ended June 30, 2011 increased $1.6 million to $5.8 million in comparison to $4.2 million for the same period in the prior year.  The $1.6 million increase was due primarily to the reorganization items, offset by the reduction in depreciation and amortization expense.

Liquidity and Capital Resources for the Three Months Ended June 30, 2011

Liquidity

We had cash and cash equivalents of $37.1 million as of June 30, 2011, compared to $21.3 million at December 31, 2010.  Our cash and cash equivalents increased $15.8 million during the period due to $20.0 million in proceeds from the Series B Credit Agreement received on the Substantial Consummation Date, offset by net cash used by operating and investing activities.

Debt Restructuring upon Substantial Consummation

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 7, 2011, the Company extinguished debt obligations related to the Predecessor Credit Facility and Swap Agreement on the Substantial Consummation Date (see Note 6 to the condensed consolidated financial statements) and entered into the Series A Credit Agreement and the Series B Credit Agreement as described below (see Exhibits 10.1 and 10.2 to the aforementioned Form 8-K for copies of the credit agreements).

Debt Extinguishment

Each holder of a claim (a) arising under, or in any way related to the Predecessor Credit Facility for pre-petition interest and fees on account of the term and revolving loans thereunder or (b) with respect to the periodic payments due under the Swap Agreement and any interest accrued thereon of such claims (collectively, the “First Priority Senior Secured Claims”), received, in full and final satisfaction of each such First Priority Senior Secured Claim, a portion of the Series A Term Loan in principal amount equal to each such First Priority Senior Secured Claim.

Accordingly, on the Substantial Consummation Date, the following balances, which were subject to compromise (see Note 6 and Note 7 to the condensed consolidated financial statements), were extinguished effective April 1, 2011 (in thousands):

Predecessor Term Loan	$225,000
Predecessor Revolving Credit Facility	2,500
Interest Rate Swap	22,148
Accrued Interest	25,985

Series A Credit Agreement

On the Substantial Consummation Date, pursuant to the Plan, RHC entered into the Series A Credit Agreement. The Series A Credit Agreement provides for initial aggregate lender commitments of $60 million, including a Series A Term Loan $50 million term loan facility and the Working Capital Facility, a $10 million revolving loan. The Working Capital Facility provides for a letter of credit facility and a swingline loan facility with sublimits of $5 million and $2 million respectively. The Series A Credit Agreement has a maturity date of April 1, 2016.   Availability of the revolving loans under the Working Capital Facility are subject to certain conditions provided for in the Series A Credit Agreement. The proceeds of extensions of credit under the Series A Credit Agreement can be used by RHC for working capital and other general corporate purposes.

Interest will accrue at a LIBOR Rate (as defined in the Series A Credit Agreement) for a specified interest period (with a floor of 2.0%) plus a margin rate of 5.0% per annum or the Alternate Base Rate plus a margin rate of 4.0% per annum. The Alternate Base Rate is an alternate base rate equal to the highest of (i) the prime rate, as defined in the Series A Credit Agreement, (ii) the Federal Funds Effective rate (as defined in the Series A Credit Agreement) in effect on such day plus 1/2 of 1% and (iii) the LIBOR Rate that would be payable on such day for LIBOR Rate Loan (as defined in the Series A Credit Agreement) with one month interest period plus 1.00%.

RHC is required to pay a quarterly unused commitment fee and customary fees to the administrative agent.  RHC is also required to pay quarterly participation and fronting fees based on the amount of the letter of credit exposure of the applicable lenders and letter of credit issuers, respectively.

The obligations under the Series A Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series A Credit Agreement) pursuant to the terms of the Series A Credit Agreement and are secured by a first priority security interest in substantially all of RHC's and its Domestic Subsidiaries’ assets, other than a deposit account into which the proceeds of the Series B Term Loan (as defined below) was deposited on the Substantial Consummation Date (the “Series B Term Loan Controlled Account”).  Proceeds deposited in the Series B Term Loan Controlled Account are earmarked primarily for capital improvements.

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

Series B Credit Agreement

On the Substantial Consummation Date, pursuant to the Plan, RHC entered into the Series B Credit Agreement.  The Series B Credit Agreement provides for, and governs the terms of the Series B Term Loan, a $20 million term loan facility.

The Series B Term Loan bears interest at a per annum rate equal to the sum of the LIBOR Rate (as defined in the Series B Credit Agreement) plus 3.0%, payable in cash, and the LIBOR Rate plus 13.00%, payable in kind in interest that will be recapitalized as principal.

RHC is required to pay a customary fee to the administrative agent.  The obligations under the Series B Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series B Credit Agreement) pursuant to the terms of the Series B Credit Agreement and are secured by (a) a first priority security interest in the Series B Term Loan Controlled Account and (b) a second priority security interest in substantially all of RHC's and its Domestic Subsidiaries’ other assets.

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

Liquidity and Capital Resources Conclusion

The Company had $37.1 million in cash and cash equivalents as of June 30, 2011.  Additionally, effective April 1, 2011, the Company has the ability to draw up to $10 million against its Working Capital Facility and has significantly reduced its debt service burden.  We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations.  However, we believe that the Company has sufficient liquidity and capital resources (including cash flow from operations) to meet debt service and normal course expenditures.

Results of Operations for the Six Months Ended June 30, 2011

Introduction

The following table sets forth, for the period indicated, certain operating data for Riviera Las Vegas and Riviera Black Hawk.  The results are presented for comparison purposes only.  The results shown for the six months ended June 30, 2011 include combined results for the Successor and Predecessor.  The results for the Successor are not comparable to the results for Predecessor due to the transactions consummated upon emergence from reorganization proceedings under the United States Bankruptcy Code on the Substantial Consummation Date, April 1, 2011, particularly related to depreciation, amortization and interest expense, but have been combined for comparison to the prior year period.

(In Thousands)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net Revenues:
Riviera Las Vegas	$42,363	$42,570
Riviera Black Hawk	19,966	20,578
Total Net Revenues	$62,329	63,148

Property Costs and Expenses (1):
Riviera Las Vegas	41,488	39,022
Riviera Black Hawk	15,033	15,501
Total Property Costs and Expenses	56,521	54,523

Property EBITDA (2):
Riviera Las Vegas	875	3,548
Riviera Black Hawk	4,933	5,077
Total Property EBITDA	5,808	8,625

Other Costs and Expenses:
Equity-Based Compensation	12	95
Other Corporate Expense	1,904	1,553
Emergence Related Expenses	1,502	-
Depreciation	7,110	6,833
Restructuring fees	-	1,018
Interest (Income) Expense-Net	1,885	7,859
Total Corporate Expenses	12,413	17,358
Loss Before Reorganization Items and Income Tax Provision	(6,605)	(8,733)
Fresh-Start Accounting Adjustment	37,530	-
Gain on Reorganization of Debt	47,500	-
Reorganization Items	(1,383)	-
Income (Loss) Before Income Tax Provision	77,042	(8,733)
Income Tax Provision	-	-
Net Income (Loss)	$77,042	$(8,733)

EBITDA Margins (3):
Riviera Las Vegas	2.1%	0.8%
Riviera Black Hawk	24.7%	24.6%

(1)	Property costs and expenses include property costs and expenses directly applicable to the properties excluding depreciation which is included in other costs and expenses.

(2)
Property EBITDA consists of earnings before interest, income taxes, depreciation, and amortization.  Property EBITDA is presented solely as a supplemental disclosure because we believe that it is i) a widely used measure of operating performance in the gaming industry, and ii) a principal basis for valuation of gaming companies by certain analysts and investors.  We use property-level EBITDA (property EBITDA before corporate expense) as the primary measure of our business segment properties' performance, including the evaluation of operating personnel.  Property EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with U.S. Generally Accepted Accounting Principles.  We have significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments, which are not reflected in property EBITDA.  Also, other companies that report property EBITDA information may calculate property EBITDA in a different manner than we do.  A reconciliation of property EBITDA to net loss is included to evaluate items not included in EBITDA and their effect on the operations of the Company.

(3)	EBITDA margins represent property EBITDA as a percentage of net revenues by property.

Riviera Las Vegas

Revenues

Net revenues for the six months ended June 30, 2011 were $42.4 million, a decrease of $0.2 million, or 0.5%, from $42.6 million for the comparable period in the prior year.

Casino revenues for the six months ended June 30, 2011 were $19.2 million, a decrease of $0.4 million, or 1.9%, from $19.6 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $14.9 million, a decrease of $1.3 million, or 8.0%, from $16.2 million and table game revenue was $4.3 million, an increase of $0.9 million, or 20.9% from $3.4 million.  Table game revenues increased primarily as a result of additional wagering.  We believe that wagering increased mostly as a result of additional table gaming patrons due to our new “Crazy Girls Passion Pit” which opened October 2010.  This new table games pit features a platform for go-go dancers.  The table games hold percentage increased to 19.9% for the six months ended June 30, 2011 from 18.7% for the comparable period in the prior year.  Slot machine win per unit per day increased to $105.39 from $103.09 for the comparable period in the prior year.  Slot machine win per unit per day increased due to fewer slot machines, on average, on the gaming floor.  There were 854 slot machines on the floor, on average, during the six months ended June 30, 2011, compared with 926 slot machines on the floor, on average, during the same period in the prior year.  Slot machine coin-in, or amounts wagered, was $213.7 million for the six months ended June 30, 2011 compared to $228.5 million for the same period in the prior year.  The slot machine hold percentage was flat at 7.6%.

Room revenues for the six months ended June 30, 2011 were $18.6 million, an increase of $1.6 million, or 9.4%, from $17.0 million for the comparable period in the prior year.  The increase in room revenues was due to an increase in room nights by casino patrons compared to the prior year and an increase in average daily room rates, or ADR.  Complimentary room revenues increased $1.0 million due to the increase in room nights provided to high-value casino patrons.  Additionally, cash room revenues increased $0.3 million from the prior year period due primarily to increases in room rates, and revenues from resort fees and other charges are up $0.5 million over the prior year period.  Complimentary room revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.  ADR was $60.51 for the six months ended June 30, 2011 compared with $55.22 for the same period in the prior year.

Hotel room occupancy percentage (based on available rooms) for the six months ended June 30, 2011 was 83.9%, an increase of 0.5% points, from 83.4% for the same period in the prior year.  4.4% of total hotel rooms were unavailable during the six months ended June 30, 2011 in comparison to 4.8% during the same period in the prior year.  Hotel rooms are typically unavailable for certain time periods due to maintenance and minor repairs.  Hotel room occupancy percentage (based on total rooms) for the six months ended June 30, 2011 was 80.2%, an increase of 0.9% points, from 79.4% for the comparable period in the prior year.

Revenue per available room, or RevPar, was $50.79 for the six months ended June 30, 2011, an increase of $4.74, or 10.3%, from $46.05 for the comparable period in the prior year.  The increase in RevPar was due to the increase in ADR as described above.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  Room revenue includes $4.2 million related to rooms provided to guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the six months ended June 30, 2011 were $7.7 million, a decrease of $0.5 million, or 4.8%, from $8.2 million for the comparable period in the prior year.  The decrease was due to a $0.3 million decrease in food revenues and a $0.2 million decrease in beverage revenues.  The decrease in revenues is primarily attributed to a decrease in total food covers (number of guests served) from 441,800 for the six months ended June 30, 2010 to 424,300 for the six months ended June 30, 2011, a decrease of 4.0%.  Also contributing to the decrease is a decrease in the average check of $0.79 or 5.3% to $14.15 compared with the comparable period in the prior year.  Beverage revenues decreased due to a decline in cash sales.  Food and beverage revenues include $1.9 million in revenues related to food and beverages offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the six months ended June 30, 2011 were $1.4 million, a decrease of $0.4 million, or 23.8%, from $1.8 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to a decreased number of offered shows.

Other revenues were $2.1 million, remaining unchanged in comparison to the same period in the prior year.  Other revenues consist primarily of rental revenues from food and beverage and retail tenants, telephone revenues and commissions from automated teller machines (ATMs).

Promotional allowances were $6.6 million and $6.1 million for the six months ended June 30, 2011 and 2010, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.

Property Costs and Expenses

Total property costs and expenses for the six months ended June 30, 2011 were $41.5 million, an increase of $2.5 million, or 6.4%, from $39.0 million for the comparable period in the prior year.

Casino costs and expenses for the six months ended June 30, 2011 were $12.0 million, an increase of $1.7 million, or 16.8%, from $10.3 million for the comparable period in the prior year.  The increase in casino expenses was primarily due to a $1.1 million increase in casino marketing and promotional costs and a $0.6 million increase in slot and table games payroll and related costs.  Casino marketing and promotional costs increased mostly due to an increase in complimentary hotel room offering redemptions.  We made a concerted effort to entice qualified slot customers to stay at our hotel and wager at our slot machines and table games.  Casino payroll and related costs increased primarily due to having more gaming tables open for customers resulting in additional gaming revenues.

Room rental costs and expenses were $9.4 million, an increase of $0.2 million, or 2.1%, from $9.2 million for the comparable period in the prior year.  The increase is primarily due to increases in wage and benefit rates paid to our collective bargaining unit employees.

Food and beverage costs and expenses for the six months ended June 30, 2011 of $7.2 million were $0.3 million higher when compared to the comparable period in the prior year.  The increase was primarily due to increases in food and beverage costs primary due to additional buffet covers and increases in payroll and related costs primarily related to increases in wages and benefit rates paid to our collective bargaining unit employees.

Entertainment department costs and expenses for the six months ended June 30, 2011 were $0.9 million, compared to $1.1 million in the comparable period in the prior year.  Essentially flat, the decrease in costs is directly related to fewer shows in the current year.

Property EBITDA

Property EBITDA for the six months ended June 30, 2011 and 2010 was $0.9 million and $3.5 million, respectively.  The decrease in property EBITDA was principally due to decreased net revenues that were not offset with equivalent reductions in property costs and expenses.

EBITDA margin for the six months ended June 30, 2011 and 2010 was 0.2% and 0.8%, respectively.  EBITDA margin decreased primarily due to increases in casino marketing and payroll and related costs as described above.

Riviera Black Hawk

Revenues

Net revenues for the six months ended June 30, 2011 were $20.0 million, a decrease of $0.6 million, or 3.0%, from $20.6 million for the comparable period in the prior year.  The decrease was due primarily to a $0.7 million decrease in casino revenues to $19.5 million for the six months ended June 30, 2011 from $20.2 million for the same period in the prior year.  Casino revenues are comprised of revenues from slot machines and table games.

Slot machine revenues decreased $0.7 million, or 3.7%, to $18.5 million from $19.2 million for the comparable period in the prior year.  Table games revenues increased $0.1 million for the six months ended June 30, 2011.

Food and beverage revenues were $2.1 million and $2.7 million for the six months ended June 30, 2011 and 2010, respectively.  Food and beverage revenues are comprised primarily of revenues related to food and beverage offered to high-value guests on a complimentary basis.  Food and beverage revenues decreased $0.6 million during the six months ended June 30, 2011 compared to the comparable period in the prior year primarily due to more stringent requirements for earning complimentary offerings and less customer volume resulting in less complimentary offering redemptions.  Food and beverage revenues for the six months ended June 30, 2011 included $1.8 million in revenues related to food and beverages offered to high-value guests on a complimentary basis.

Promotional allowances were $1.8 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively.  Promotional allowances are comprised of food and beverage items provided on a complimentary basis to our high-value casino players.

Property Costs and Expenses

Total property costs and expenses declined $0.5 million to $15.0 million for the six months ended June 30, 2011 in comparison to $15.5 million for the same period in the prior year.  The $0.5 million decline was due primarily to a $0.6 million decrease in casino costs and expenses offset by a $0.1 million increase in general and administrative costs.

The $0.6 million decrease in casino cost and expenses was due primarily to a $0.4 million gaming tax reduction in conjunction with reduced gross casino revenues (gross of cash rebates to slot players).

Property EBITDA

Property EBITDA for the six months ended June 30, 2011 was $4.9 million, a decrease of $0.2 million, or 2.8%, from $5.1 million for the same period in the prior year.  The decrease was due to declines in revenues offset by reductions in costs and expenses as described above.

EBITDA margin was 24.7% for the six months ended June 30, 2011 in comparison to 24.6% for the comparable period in the prior year.

Consolidated Operations

Other Costs and Expenses

Other corporate expense increased to $1.9 million from $1.6 million due to increases in legal and other expenses.

Depreciation increased to $7.1 million from $6.8 million in the comparable period in the prior year.  The increase was attributable primarily to the restatement of our assets to their fair value as required by fresh-start accounting guidance.  Details of the application of this accounting pronouncement are discussed in Note 4 to the condensed consolidated financial statements.

There were no restructuring fees during the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company incurred restructuring fees of $1.0 million.  Restructuring fees are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to July 12, 2010, the Petition Date, including preparation of the bankruptcy filing.

Interest expense-net declined $6.0 million for the six months ended June 30, 2011 in comparison to the same period in the prior year.  Details of the composition of interest expense and the changes in the Company’s debt structure are discussed in Note 6 to the condensed consolidated financial statements.

During the six months ended June 30, 2011, we recorded reorganization items expense of $1.4 million for reorganization related expenses.  Reorganization items are comprised of reorganization related expenses incurred after the Petition Date.  Reorganization items include legal, advisory and trustee fees incurred in connection with the Chapter 11 Cases.

Net Income (Loss)

Net income for the six months ended June 30, 2011 was $77.0 million due to $85.0 million in adjustments related to the Company’s reorganization and application of fresh-start accounting.  Excluding these items, the net loss of $8.0 million is $0.7 million less than the $8.7 million for the same period in the prior year.  The $0.7 million decrease was due primarily to the differences in interest expense, offset by the reduction in depreciation and amortization expense.

Liquidity and Capital Resources for the Six Months Ended June 30, 2011

Liquidity

We had cash and cash equivalents of $37.1 million as of June 30, 2011, compared to $21.3 million at December 31, 2010.  Our cash and cash equivalents increased $15.8 million during the period due to $20.0 million in proceeds from the Series B Credit Agreement received on the Substantial Consummation Date, offset by net cash used by operating and investing activities.

Debt Restructuring upon Substantial Consummation

The information set forth in this Item 2 under the caption "Liquidity and Capital Resources for the Three Months Ended June 30, 2011 – Debt Restructuring Upon Substantial Consummation" is incorporated herein by reference.

Debt Extinguishment

The information set forth in this Item 2 under the caption "Liquidity and Capital Resources for the Three Months Ended June 30, 2011 – Debt Extinguishment" is incorporated herein by reference.

Series A Credit Agreement

The information set forth in this Item 2 under the caption "Liquidity and Capital Resources for the Three Months Ended June 30, 2011 – Series A Credit Agreement" is incorporated herein by reference.

Series B Credit Agreement

The information set forth in this Item 2 under the caption "Liquidity and Capital Resources for the Three Months Ended June 30, 2011 – Series B Credit Agreement" is incorporated herein by reference.

Liquidity and Capital Resources Conclusion

The information set forth in this Item 2 under the caption "Liquidity and Capital Resources for the Three Months Ended June 30, 2011 – Liquidity and Capital Resources Conclusion" is incorporated herein by reference.

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

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2010.  For a further discussion of our accounting policies, see Note 2, to the condensed consolidated financial statements in this Form 10-Q.  During the three and six months ended June 30, 2011, there were no significant changes other than those described in this Form 10-Q, from the critical accounting policies described in our Form 10-K for the year ended December 31, 2010.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On July 12, 2010, RHC and its ROC and RBH subsidiaries filed voluntary petitions in the Bankruptcy Court for reorganization of their business and to have the Chapter 11 Cases jointly administered.  On April 1, 2011, the Reorganized Debtors emerged from these reorganization proceedings.  See Note 1 to the condensed consolidated financial statements for further details concerning material developments pertaining to the Chapter 11 Cases.

On February 23, 2010, an individual commenced an action in the District Court of Clark County, Nevada, against the ROC and one other defendant.  The action stems from the death of a guest on February 24, 2008 in a Las Vegas hospital.  The complaint alleges, among other things, that the Company negligently hired and supervised its then employee and failed to seek necessary medical assistance for the decedent.  The plaintiff is seeking monetary damages in connection with this matter.  We do not believe that the outcome of this action will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

We are also a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino.  We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.                 Risk Factors

A description of our risk factors can be found in Item 1A of our Form 10-K for the year ended December 31, 2010.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.  Other than the information presented below, there have been no material changes from the risk factors described in our Form 10-K.

Update Concerning Risk Factors in our Form 10-K for the Year Ended December 31, 2010

The information presented below updates the risk factors in our Form 10-K:

•	on the Substantial Consummation Date, the Company consummated the Plan and emerged from reorganization proceedings under the United States Bankruptcy Code; and

•	our common stock is no longer quoted on the Pink Sheets.

New Risk Factors

The following are new risk factors that should be read in conjunction with the risk factors disclosed in Item 1A of our Form 10-K for the year ended December 31, 2010.

Our business has a limited operating history, which makes our future operating results difficult to predict.

While Predecessor historically operated our casino gaming properties, we, as the successor Predecessor, have a limited operating history upon which you can base an evaluation of our business and prospects. To address these risks and uncertainties, we must do the following, among other things:

•	successfully execute our business strategy;
•	respond to competitive developments; and
•	attract, integrate, retain and motivate qualified personnel.

There can be no assurance that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. We cannot be certain that our business strategy will be successful, that we will successfully address the risks that face our business or that we will be able to access capital markets if the need arises. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected.

We may be unable to achieve projected financial results as contained in the Plan which could prevent us from servicing our debt obligations.

We may be unable to meet our projected financial results or achieve projected revenues and cash flows that we have assumed in projecting future business prospects. While the financial projections in the Plan represent management's view based on then-known facts and assumptions about our future operations, there is no guarantee that the financial projections will be realized. To the extent we do not meet our projected financial results or achieve projected revenues and cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service our debt obligations as they come due, which could materially adversely affect our business, financial condition and results of operations.

Further, our failure to meet projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to take on additional debt, the interest costs of which could adversely affect our results of operations and financial condition. If any such required capital is obtained in the form of equity, the equity interests of the holders of the then-outstanding common stock could be diluted.

The bankruptcy filing has had a negative impact on Predecessor's image, which may negatively impact our business going forward.

As a result of the Chapter 11 Cases, Predecessor was the subject of negative publicity which has had an impact on the image of its assets. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to do business with us and could materially adversely affect our business, financial condition and results of operations.

We may face potential successor liability for liabilities of Predecessor not provided for in the Plan.

As the successor to Predecessor, we may be subject to certain liabilities of Predecessor not provided for in the Plan. Such liabilities may arise in a number of circumstances, including those where:

•	a creditor of Predecessor did not receive proper notice of the pendency of the bankruptcy case relating to the Plan or the deadline for filing claims therein;
•	the injury giving rise to, or source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;
•	a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;
•	we are liable for Predecessor's tax liabilities under a federal and/or state theory of successor liability; or
•	the order of confirmation for the Plan was procured by fraud.

Although we have no reason to believe that we will become subject to liabilities of Predecessor that are not provided for in the Plan, should we become subject to such liabilities, it could materially adversely affect our business, financial condition and results of operations.

Forward-Looking Statements

Throughout this Form 10-Q we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections.  We do not guarantee that any of the transactions or events described in this Form 10-Q will happen as described or that any positive trends referred to in this Form 10-Q will continue.  These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates.  Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations.  You should read this Form 10-Q thoroughly and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.  Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	fluctuations in the value of our real estate, particularly in Las Vegas;

•	the effect of significant increases in Clark County, Nevada facilities inspection fees and resulting remedial actions;

•	the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under our credit agreements;

•	our ability to meet the affirmative and negative covenants set forth in our credit agreements;

•	the availability of additional capital to support capital improvements and development;

•
competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions, and, specifically, the approval of an initiative that would allow slot machines in Colorado race tracks;

•	loss of our senior officers;

•	risks related to geographic market concentration;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	the effects of worsening global and national economic conditions;

•	changes or developments in laws, regulations or taxes in the gaming industry, specifically in Nevada where initiatives have been proposed to raise the gaming tax;

•	actions taken or not taken by third parties, such as our customers, suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	changes in personnel or compensation, including federal minimum wage requirements;

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

•	a decline in the public acceptance of gaming;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	loss of and damage to our assets and properties not adequately covered by insurance;

•	costs and liabilities associated with litigation;

•	our limited operating history;

•	negative effects of the Chapter 11 Cases on our image;

•	increased costs associated with the rejection of pre-petition contracts or as a result of negotiating new contracts after the Substantial Consummation Date;

•	costs and liabilities associated potential successor liability for liabilities of Predecessor not provided for in the Plan;

•	the effect on our financial results by the adoption of fresh start reporting;

•	other risk factors discussed elsewhere in this Form 10-Q.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Item 3.                 Defaults Upon Senior Securities

The information set forth under the caption "Credit Defaults" in Note 6 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.	Exhibits

See list of exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

Date: August 12, 2011	By:	/s/ Andy Choy
Chief Executive Officer
(Authorized Officer)

Date: August 12, 2011	By:	/s/ Larry King
Chief Financial Officer
(Principal Financial Officer)

Exhibits

Exhibits:

3.1
Certificate of Amended and Restated Articles of Incorporation of Riviera Holdings Corporation (Incorporated by reference to Exhibit 3.1 to Riviera Holdings Corporation’s Registration Statement on Form 8-A filed April 1, 2011)

3.2	Amended and Restated By-Laws of Riviera Holdings Corporation (Incorporated by reference to Exhibit 3.2 to Riviera Holdings Corporation’s Registration Statement on Form 8-A filed April 1, 2011)

4.1
Stockholders Agreement, dated as of April 1, 2011, by and among SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Cerberus Series Four Holdings, LLC, Desert Rock Enterprises LLC, Strategic Value Special Situations Master Fund, LP., Riviera Voteco, L.L.C. and Riviera Holdings Corporation (Incorporated by reference to Exhibit 4.1 to Riviera Holdings Corporation’s Registration Statement on Form 8-A filed April 1, 2011)

10.1
Series A Credit Agreement, dated as of April 1, 2011, among Riviera Holdings Corporation, a Nevada corporation, the Guarantors party thereto, the several banks and other financial institutions from time to time parties thereto, and Cantor Fitzgerald Securities, a New York general partnership, as administrative agent (Incorporated by reference to Exhibit 10.1 to Riviera Holdings Corporation’s Current Report on Form 8-K filed April 7, 2011)

10.2
Series B Credit Agreement, dated as of April 1, 2011, among Riviera Holdings Corporation, a Nevada corporation, the Guarantors party thereto, the several banks and other financial institutions from time to time parties thereto, and Cantor Fitzgerald Securities, a New York general partnership, as administrative agent (Incorporated by reference to Exhibit 10.2 to Riviera Holdings Corporation’s Current Report on Form 8-K filed April 7, 2011)

10.3
Intercreditor Agreement, dated as of April 1, 2011, among Cantor Fitzgerald Securities, in its capacity as First Lien Agent, Cantor Fitzgerald Securities, in its capacity as Second Priority Agent, Riviera Holdings Corporation, a Nevada corporation, and each of its Subsidiaries party thereto (Incorporated by reference to Exhibit 10.3 to Riviera Holdings Corporation’s Current Report on Form 8-K filed April 7, 2011)

10.4
Employment Agreement, dated as of April 1, 2011, by and between Riviera Operating Company and Robert A. Vannucci (Incorporated by reference to Exhibit 10.4 to Riviera Holdings Corporation’s Current Report on Form 8-K filed April 7, 2011)

31.1*	Certification of Andy Choy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Larry King pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Andy Choy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Larry King pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	XBRL Exhibits

*	Filed herewith.

**	Furnished herewith.