Form 10-Q/A
period 2011-06-30
RIVIERA HOLDINGS CORP
filed 2011-09-06
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011 (the “Original 10-Q”), is to furnish the Interactive Data Files as Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE during the 30-day grace period allowed under Rule 405(a)(2) of Regulation S-T.  Those sections of the Original 10-Q that are unaffected by this Amendment No. 1 are not included herein.

No other changes have been made to the Original 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Original 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original 10-Q.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q, as well as our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q.

PART II – OTHER INFORMATION

Item 6.	Exhibits

The exhibit index set forth below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

Date: September 6, 2011	By:	/s/ Andy Choy
Chief Executive Officer (Authorized Officer)

Date: September 6, 2011	By:	/s/ Larry King
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.:	Description

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

31.1*	Certification of Andy Choy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Larry King pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Andy Choy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Larry King pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed herewith.
** Previously furnished herewith.
*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.