Form 10-Q
period 2011-09-30
RIVIERA HOLDINGS CORP
filed 2011-11-14
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of November 14, 2011, there were 10 voting common Class A Shares, par value $.001 per share, and 9,039,035 non-voting common Class B Shares, par value $.001 per share, outstanding.

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

The unaudited condensed consolidated financial statements of Riviera Holdings Corporation and subsidiaries for prior periods have been restated to reflect the treatment of Riviera Black Hawk as discontinued operations.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)	Successor	Predecessor
	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$24,542	$15,168
Restricted cash	272	272
Accounts receivable-net of allowances of $228 and $214,
respectively	2,669	1,958
Due from stockholder	1,100	-
Inventories	562	517
Prepaid expenses and other assets	3,963	2,393
Assets of discontinued operations held for sale	57,914	64,081
Total current assets	91,022	84,389
PROPERTY AND EQUIPMENT-net	137,492	102,454
GOODWILL	24,826	-
INTANGIBLE ASSETS-net	5,997	-
OTHER ASSETS-net	2,129	1,894
TOTAL	$261,466	$188,737

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$-	$-
Accounts payable	4,963	3,402
Accrued interest	1,040	-
Deferred tax liabilities	472	-
Accrued expenses	8,125	6,930
Liabilities of discontinued operations held for sale	4,962	5,730
Total current liabilities	19,562	16,062
CAPITAL LEASES-net of current portion	-	-
LONG-TERM DEBT	71,545	-
LONG-TERM DEFERRED TAX LIABILITIES	21,962	-
LIABILITIES SUBJECT TO COMPROMISE	-	276,471
Total liabilities	113,069	292,533

COMMITMENTS and CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Predecessor:
COMMON STOCK ($.001 par value; 60,000,000 shares
authorized, 17,115,624 shares issued at December 31, 2010, and
12,447,555 shares outstanding at December 31, 2010)	-	17
ADDITIONAL PAID-IN CAPITAL	-	17,028
TREASURY STOCK (4,668,069 shares at December 31, 2010)	-	(9,635)
ACCUMULATED DEFICIT	-	(111,206)
Successor:
PREFERRED STOCK - 500,000 shares authorized, none issued
and outstanding at September 30, 2011	-	-
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares
authorized, issued and outstanding at September 30, 2011) and
Class B Non-Voting ($0.001 par value; 10,000,001 authorized,
9,039,035 issued and outstanding at September 30, 2011)	9	-
WARRANTS ISSUED	7,657	-
ADDITIONAL PAID-IN CAPITAL	150,267	-
ACCUMULATED DEFICIT	(9,536)	-
Total stockholders' equity (deficiency)	148,397	(103,796)
TOTAL	$261,466	$188,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Successor		Predecessor
	Three Months		Three Months	Three Months
	Ended	Six Months Ended	Ended	Ended	Nine Months Ended
	September 30, 2011	September 30, 2011	March 31, 2011	September 30, 2010	September 30, 2010
REVENUES:
Casino	$8,807	$19,009	$8,983	$7,821	$27,377
Rooms	8,692	17,967	9,288	8,188	25,153
Food and beverage	3,728	7,650	3,843	3,206	11,523
Entertainment	640	1,272	745	1,091	2,741
Other	1,034	2,041	1,088	1,013	3,179
Total revenues	22,901	47,939	23,947	21,319	69,973
Less-promotional allowances	(3,202)	(6,794)	(3,298)	(3,043)	(9,377)
Net revenues	19,699	41,145	20,649	18,276	60,596

COSTS AND EXPENSES:
Direct costs and expenses of operating
departments:
Casino	6,398	12,710	5,779	4,553	14,729
Rooms	5,323	9,840	4,578	4,797	13,848
Food and beverage	3,155	6,827	3,498	3,190	10,335
Entertainment	573	1,105	425	535	1,519
Other	288	583	293	284	852
Other operating expenses:
Share-based compensation	-	-	12	8	103
Other general and administrative	8,469	15,483	6,211	7,468	19,802
Emergence related expenses	100	1,602	-	-	-
Restructuring fees	-	-	-	228	1,245
Depreciation and amortization	1,122	2,178	2,388	2,433	7,388
Total costs and expenses	25,428	50,328	23,184	23,496	69,821
LOSS FROM OPERATIONS	(5,729)	(9,183)	(2,535)	(5,220)	(9,225)

OTHER (EXPENSE) INCOME:
Interest income and expense, net
(contractual interest expense for the
three months ended March 31, 2011
was $3,507)	(1,960)	(3,866)	12	(457)	(8,316)
Total other (expense) income	(1,960)	(3,866)	12	(457)	(8,316)
LOSS FROM CONTINUING OPERATIONS
BEFORE REORGANIZATION ITEMS	(7,689)	(13,049)	(2,523)	(5,677)	(17,541)
Fresh-start accounting adjustment	-	-	37,530	-	-
Gain on reorganization of debt	-	-	47,500	-	-
Reorganization items	-	-	(1,383)	(2,175)	(2,175)
(LOSS) INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX
BENEFIT	(7,689)	(13,049)	81,124	(7,852)	(19,716)
Income tax benefit from continuing
operations	1,419	1,992	-	336	1,496
(LOSS) INCOME FROM CONTINUING
OPERATIONS	(6,270)	(11,057)	81,124	(7,516)	(18,220)
DISCONTINUED OPERATIONS
Income from discontinued operations	2,104	3,693	1,678	959	4,157
Income tax expense	(758)	(1,331)	-	(336)	(1,496)
Income from discontinued operations	1,346	2,362	1,678	623	2,661
NET (LOSS) INCOME	$(4,924)	$(8,695)	$82,802	$(6,893)	$(15,559)

NET (LOSS) INCOME PER SHARE DATA:
Basic
(Loss) Income from continuing operations	$(0.69)	$(1.29)	$6.52	$(0.60)	$(1.46)
Income from discontinued operations	0.15	0.28	0.13	0.05	0.21
Net (Loss) Income, net	$(0.54)	$(1.02)	$6.65	$(0.55)	$(1.25)
Diluted
(Loss) Income from continuing operations	$(0.66)	$(1.29)	$6.41	$(0.60)	$(1.46)
Income from discontinued operations	0.14	0.28	0.13	0.05	0.21
Net (Loss) Income, net	$(0.52)	$(1.02)	$6.54	$(0.55)	$(1.25)

Basic-weighted average common shares
outstanding	9,039	8,550	12,448	12,448	12,456
Diluted-weighted average common and
common equivalent shares	9,500	8,550	12,652	12,448	12,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Successor	Predecessor
	Six Months Ended	Three Months	Nine Months Ended
		Ended
	September 30, 2011	March 31, 2011	September 30, 2010
OPERATING ACTIVITIES:
Net (loss) income	$(8,695)	$82,802	$(15,559)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	4,007	3,278	10,113
Fresh-start accounting adjustment	-	(37,530)	-
Gain on reorganization of debt	-	(47,500)	-
Provision for bad debts	18	(8)	26
Stock-based compensation-restricted stock	-	-	67
Stock-based compensation-stock options	-	14	36
Income tax expense (benefit)	(661)	-	-
Interest expense – payment in kind	1,545	-	-
Reorganization items	-	1,383	2,175
Changes in operating assets and liabilities:
Accounts receivable	(568)	(198)	344
Inventories	(31)	20	(44)
Prepaid expenses and other assets	(1,518)	(683)	43
Accounts payable	(733)	(220)	2,236
Accrued interest	1,040	-	8,159
Accrued expenses	(469)	1,990	903
Net cash (used in) provided by operating
activities before emergence related and
reorganization items	(6,065)	3,348	8,499
Net cash used for reorganization items	-	(1,101)	(1,322)
Net cash (used in) provided by operating
activities	(6,065)	2,247	7,177

INVESTING ACTIVITIES:
Capital expenditures	(4,762)	(599)	(2,364)
Due from stockholder	(1,100)	-	-
Restricted cash	-	-	2,500
Net cash used in investing activities	(5,862)	(599)	136

FINANCING ACTIVITIES:
Payments on capitalized leases	(23)	(11)	(32)
Net cash from financing activities	(23)	(11)	(32)

(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(11,950)	1,637	7,281
(Increase) Decrease in cash from discontinued
operations	164	(477)	(1,244)
CASH AND CASH EQUIVALENTS-BEGINNING OF
PERIOD	36,328	15,168	14,115
CASH AND CASH EQUIVALENTS-END OF
PERIOD	$24,542	$16,328	$20,152

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
(including discontinued operations):
Property acquired with debt and accounts
payable	$626	$333	$295
Cash paid for interest	$1,285	$-	$49

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

As previously reported, on July 12, 2010 (the "Petition Date"), RHC, ROC and RBH (collectively, the “Debtors”) filed petitions (the "Chapter 11 Cases") for relief under the provisions of Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”).  On November 17, 2010, the Bankruptcy Court entered a written order confirming the Debtors’ Second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”).  On December 1, 2010, the Plan became effective.

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

References in this Form 10-Q to “Successor” refers to the Company on or after April 1, 2011.  References to “Predecessor” refer to the Company prior to April 1, 2011. The accompanying condensed consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the nine months ended September 30, 2011 are presented for two periods: January 1, 2011 through March 31, 2011 (the “Predecessor Period”) and April 1, 2011 through September 30, 2011 (the “Successor Period”). The Predecessor Period reflects the historical accounting basis in Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

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

Further details about the Debtor's reorganization proceedings under the United States Bankruptcy Code, the emergence from reorganization of the Reorganized Debtors and the sale of RBH can be found in RHC's filings with the Securities and Exchange Commission, including RHC's Form 8-K filed on July 14, 2010, Form 8-K filed on December 7, 2010, Form 10-K filed on March 21, 2011, Form 8-K filed on April 7, 2011 and Form 8-K filed on September 30, 2011.

On September 29, 2011, RHC, ROC and RBH, entered into a Stock Purchase Agreement (the “SPA”) with Monarch Casino and Resorts, Inc., a Nevada corporation, and its wholly-owned subsidiary Monarch Growth Inc., a Nevada corporation (collectively, the “Buyer”), pursuant to which the Buyer agreed to purchase the Company’s casino in Black Hawk, Colorado by acquiring all of the issued and outstanding shares of common stock of RBH.  The Buyer would pay $76 million for the stock, subject to certain post-closing working capital adjustments.  At the closing, the ROC would pay or satisfy substantially all of RBH’s indebtedness and would leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the SPA).  This transaction is expected to close in the second quarter of 2012.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries.  With the presentation of RBH as a discontinued operation (as discussed further in Note 2 and Note 11), the Company has one reporting segment.  All material intercompany accounts and transactions have been eliminated.

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

Assets Held For Sale

As discussed in Note 1, on September 29, 2011 the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of RBH.  As a result, as discussed above, RBH is presented as discontinued operations in the accompanying condensed consolidated statements of operations with the assets and liabilities of RBH presented as held for sale in the accompanying condensed consolidated balance sheets. Cash flows of the discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying condensed consolidated statements of cash flows.

Earnings Per Share (Predecessor)

Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance.  The effect of dilutive securities was calculated using the treasury stock method.

Earnings Per Share (Successor)

Diluted earnings per share assume exercise of Class B Warrants (as defined in Note 3).  The effect of dilutive securities was calculated using the treasury stock method.

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

Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of the reversal of future temporary differences.   As a result, we have concluded that it is more likely than not that the net deferred tax assets, excluding the deferred tax liability related to the step up in land recorded in fresh start accounting, will not be realized, and, thus, we have provided an allowance against our net deferred tax asset balance.  Deferred tax liabilities and related indefinite life assets are not available to be considered as a future source of income for purposes of evaluating the recognition of deferred tax assets. Accordingly, a deferred tax liability related to the step up in land has been recognized on the Company’s balance sheet.

Because the Company is subject to a valuation allowance, historically the effective tax rate has been 0%. However, our effective tax rate for the three and six months ended September 30, 2011 was 18.5% and 15.3%, respectively. Our effective tax rate for those periods in 2011 was attributable to tax benefit recorded in continuing operations related to income in discontinued operations and a decrease in the deferred tax liability recorded for the difference in tax and book basis recorded in fresh start accounting. Our effective tax rate for the three and nine months ended September 30, 2010 was 4.4% and 7.6%, respectively. Our effective tax rate for those periods in 2010 was attributable to a tax benefit recorded in continuing operations related to income in discontinued operations.

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

Restricted Cash

As of September 30, 2011, a security deposit in the amount of $272,000 remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

Interest Rate Swaps – Subject to Compromise (Predecessor)

From time to time, the Company enters into interest rate swap agreements.  The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  We do not use derivative financial instruments for trading or speculative purposes.  As such, the Company has adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging to account for interest rate swaps.  The pronouncement requires us to recognize the interest rate swaps as either assets or liabilities in the condensed consolidated balance sheets at fair value.  The accounting for changes in fair value (i.e., gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss), and the ineffective portion, if any, is recorded in the condensed consolidated statement of operations.

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

On July 28, 2009, the Company received an early termination notice which claims a termination amount due and payable under the Swap Agreement (as defined in Note 6 under the caption "The Credit Facility – Subject to Compromise") equal to $22.1 million, plus $4.4 million in accrued interest.  As of March 31, 2011, the Company reflected a $27.8 million liability related to the Swap Agreement, which included $5.7 million in accrued interest ($5.7 million in accrued interest includes $1.3 million in accrued default interest).  The Company determined that the interest rate swap under the Swap Agreement did not meet the requirements to qualify for hedge accounting.

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

Accounting for Reorganization (Predecessor)

ASC Topic 852, Reorganizations provides accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code, including companies in Chapter 11 reorganization, and generally does not change the manner in which financial statements are prepared.  However, ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations.  Predecessor incurred $1.4 million in reorganization items through March 31, 2011.  ASC Topic 852 also requires that the balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities and requires that cash used for reorganization items must be disclosed separately in the statement of cash flows.  Predecessor adopted ASC Topic 852 on July 12, 2010 and has segregated, and Successor will segregate, those items as documented above for all reporting periods subsequent to such date.

Restructuring Costs (Predecessor)

Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to July 12, 2010, the Petition Date, including preparation of the bankruptcy filing.  As a result, there were no restructuring costs recorded during the three months ended September 30, 2011.  During the nine months ended September 30, 2010, the Company incurred restructuring fees of $1.2 million.

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

Goodwill for relevant reporting units is tested for impairment using a discounted cash flow model based on the estimated future results of the Company’s reporting units, discounted using the Company’s weighted-average cost of capital and market indicators of terminal year capitalization rates.  The implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities, and the amount remaining, if any, is the implied fair value of goodwill.  If the implied fair value of the goodwill is less than its carrying value, then it is written down to its implied fair value.

Indefinite-lived intangible assets are not subject to compromise, but are tested for impairment using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs”, which amends Topic 820 in the ASC and relates to a major convergence project of the FASB and the International Accountings Standards Board to improve International Financial Reporting Standards (“IFRs”) and U.S. generally accepted accounting principles.  This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRs and U.S. generally accepted accounting principles.  The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011.  The Company is currently evaluating the guidance and has not yet determined the impact on its condensed consolidated financial statements.

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

Fresh-Start Balance Sheet

In accordance with accounting guidance related to financial reporting by entities in reorganization under the United States Bankruptcy Code, the Company adopted fresh-start reporting upon the Substantial Consummation Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the Substantial Consummation Date was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of Predecessor common stock immediately before confirmation (i.e., the holders of shares of the common stock of Predecessor that were issued and outstanding prior to the commencement of the Chapter 11 Cases) received less than 50 percent of the voting shares of the emerging entity. Under the accounting guidance, fresh-start reporting was required on the date on which the Plan was confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Plan were satisfied. All material conditions to the Plan were satisfied as of April 1, 2011, the Substantial Consummation Date.

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

The enterprise value for each property was determined using various valuation methods, including the cost method and the discounted cash flow method, a form of the income approach.  Under the cost method, assets were valued at the cost to acquire a similar or substitute asset.  Under the discounted cash flow method, value was determined using projected future cash flows.  For future cash flows, financial projections for the period 2011 through 2015 were used with a composite annual growth rate for the four years after 2011 of 3%. The average marginal tax rate was assumed to be 35% for RHC and 38% for RBH and included federal, state and local taxes. The discount rate applied for assets valued using the discounted cash flow method was 15%, which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group. The present value of all cash flows after 2015 were calculated using terminal values which were calculated by applying 3% growth to the 2015 financial projections which were then discounted in the range of 16% to 17%.

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

In accordance with fresh-start reporting, the Company’s enterprise value has been allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations. In addition, liabilities have been recorded at the present value of amounts estimated to be paid. Finally, Predecessor’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan.

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

The April 1, 2011 balance sheet presented below summarizes the impact of the adoption of the Plan and fresh-start accounting as of the Substantial Consummation Date (amounts in thousands):

	Predecessor March 31,					Successor April 1,
	2011	Reorganization				2011
	(unaudited)	items (a)		Fresh-start		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,793	$20,000	(b)	$-		$42,793
Restricted cash	272	-		-		272
Accounts receivable-net of allowances	2,292	-		-		2,292
Inventories	611	-		-		611
Prepaid expenses and other assets	3,105	-		-		3,105
Total current assets	29,073	20,000		-		49,073

PROPERTY AND EQUIPMENT-net	157,435	-		19,969	(f)	177,404
OTHER ASSETS-net	2,385	-		-		2,385

INTANGIBLE ASSETS	-	-		14,400	(g)	14,400

GOODWILL	-	-		26,256	(h)	26,256

TOTAL	$188,893	$20,000		$60,625		$269,518

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$44	$-		$-		$44
Accounts payable	7,353	-		-		7,353
Accrued expenses	11,033	-		497	(h)	11,530

Total current liabilities	18,430	-		497		18,927

LONG-TERM DEBT-net current portion	-	70,000	(c)	-		70,000
CAPITAL LEASES-net current portion	60			-		60
LONG-TERM TAX LIABILITY	-	-		22,598	(j)	22,598

Total liabilities not subject to compromise	18,490	70,000		23,095		111,585

Liabilities subject to compromise	276,416	(276,416	) (d)	-		-

TOTAL LIABILITIES	294,906	(206,416)		23,095		111,585

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock	17	(8)		-		9
Additional paid-in capital	20,526	121,080		-		141,606
Treasury stock	(9,635)	9,635		-		-
Issued warrants	-	16,318		-		16,318
Accumulated deficit	(116,921)	79,391	(e)	37,530	(i)	-
Total stockholders' equity (deficiency)	(106,013)	226,416		37,530		157,933

TOTAL	$188,893	$20,000		$60,625		$269,518

Fresh-Start Accounting Explanatory Notes

Reorganization Items

(a)
Represents amounts recorded as of the Substantial Consummation Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, elimination of affiliate activity amongst Predecessor, the issuance of new indebtedness, the cancellation of Predecessor’s equity, and the issuance of new common stock.

(b)	Reflects proceeds received from the Series B Term Loan (as defined in Note 6 under the caption “Successor – Series B Credit Agreement”).

(c)
Reflects the Series A Credit Agreement (as defined in Note 6 under the caption “Successor – Series A Credit Agreement”) and the Series B Credit Agreement (as defined in Note 6 under the caption “Successor – Series B Credit Agreement”) as provided in the Plan.

(d)	Reflects the discharge of Predecessor’s liabilities subject to compromise in accordance with the Plan.

(e)	Reflects the cumulative impact of the reorganization adjustments as follows (in thousands):

Discharge of liabilities subject to compromise	$276,416
Elimination of Predecessor equity	10,909
Proceeds from long term debt	20,000
Issuance long term debt	(70,000)
Issuance of Class B Warrants (1)	(16,318)
Issuance of common stock at emergence value	(141,616)
$79,391

(1)
Pursuant to the terms of the Plan, the Company issued Class B Non-Voting Common Stock (as defined in Note 9) with attached warrants exercisable into shares of Class B Non-Voting Common Stock (the “Class B Warrants”) to its former creditors in partial or full and final satisfaction of their claims on the Substantial Consummation Date. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of .27% and .54% and implied discounts for lack of marketability of 20% and 25%, respectively.  The resulting value of the Class B Warrants with attached shares of Class A Voting Common Stock (as defined in Note 9) or Class B Non-Voting Common Stock with attached Class A Warrants is $17.72 and $16.61 per share, respectively, for a total value of $16.3 million.

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

(h)
Reflects the establishment of $3.2 million of goodwill as a result of fresh-start reporting.  In addition, $23.1 million is included in goodwill as a result of income tax consequences of asset sales related to the Plan. Of the $23.1 million deferred tax liability, $0.5 million is included in current liabilities.

(i)	Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands):

Property and equipment adjustment	$19,969
Successor goodwill	3,161
Intangibles adjustment	14,400
Fresh-start accounting adjustment	$37,530

(j) In connection with the adoption of fresh-start reporting, the Company recognized a deferred tax liability related to the step up of land which is considered an indefinite life asset. In the future, changes in this liability due to changes in the Colorado state tax rate or settlement of the liability may cause the Company to record an income tax provision.

The Company is subject to limitations upon the use of net operating loss ("NOL") carryforwards under Section 382 (the "Section 382 Limitation") of the Internal Revenue Code (the "IRC") as a result of changes in ownership in the current quarter and prior years.  NOLs have been reduced to the amount that is more likely than not to be utilized in future years due to the Section 382 Limitation.  A valuation allowance has been recorded for these NOLs.  The amount of NOLs we are able to utilize in future years could change should we engage in certain transactions such as the sale of assets and potentially impact the Company's tax provision in the period it occurs.

For federal and state income tax reporting purposes, the Company is not subject to income tax upon debt forgiveness income.  Instead, we may reduce our tax attributes for the amount of debt forgiveness income that would otherwise be realized.  The order in which tax attributes are reduced is prescribed by the IRC and can vary based upon elections allowed.  Currently, we anticipate electing to reduce the basis in our depreciable property before reducing basis in NOLs.  However, upon filing our federal income tax return for the current year, we may alternatively elect to reduce our NOLs prior to reducing basis in depreciable property.  The choice between these alternatives would cause a difference from the current presentation of deferred tax assets and liabilities on the Successor balance sheet and the activity shown in the Fresh Start Balance Sheet disclosure as well as the tax provision in future years. Notwithstanding the foregoing, the terms of the SPA for the sale of RBH requires the Company to take positions, for federal income tax purposes, that will be contrary to the foregoing,  both on a consolidated and separate company basis.  However, the Company does not expect that doing so would have any material effect on the foregoing matters on a consolidated basis.

4.	GOODWILLL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  The Company recorded goodwill of $26.3 million upon the application of fresh-start reporting.

Intangible assets consist of the following (in thousands):

	Successor
	Estimated life	As of
	(years)	September 30, 2011
		(unaudited)
Trade name	15	$3,700
Customer lists	3	8,200
Software	15	2,500
Total intangible assets		14,400
Less accumulated amortization:
Trade name		(123)
Customer lists		(820)
Software		(83)
Total accumulated amortization		(1,026)
Intangible assets, net		$13,374

In connection with the adoption of fresh-start reporting, the Company recognized $3.7 million in a trade name related to the Riviera name, which will be amortized on a straight-line basis over fifteen years.  Customer lists were valued at $8.2 million, representing the value associated with our customers under our customer loyalty programs and are being amortized on a straight-line basis over three years. Other intangibles of $2.5 million include the value of software which is amortized on a straight-line basis over fifteen years.

Intangible assets related to the Plan were valued using income and cost based methods as appropriate.  The Riviera trade name was valued based on the relief from royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to unrelated licensee and a discount rate.  The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates for similar assets to reach a 1% royalty rate.  The discount rate applied was 16%, based on the weighted average cost of capital of the properties benefiting from the trade name.  The value assigned to customer lists is based on the present value of future earnings using the replacement cost method based on internally developed estimates.

Amortization expense for the Successor Period for those assets amortized was $1.0 million.  Estimated annual amortization expense for the intangible assets of the Company for the years ended December 31, 2011 is $1.5 million and for 2012 through 2015 annual amortization expense is anticipated to be $2.1 million for each such year.

5.	DEFERRED FINANCING COSTS

In accordance with ASC Topic 852, the unamortized deferred loan fee balance with respect to the Predecessor Credit Facility as of the Petition Date was written-off to expense. The unamortized deferred loan fee balance as of the Petition Date was $853 thousand.

6.	LONG TERM DEBT AND COMMITMENTS

Debt consists of the following (in thousands):

	Successor	Predecessor
	September 30	December 31,
	2011	2010
	(unaudited)
Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at September 30, 2011	$50,000	$—
Working Capital Facility, due April 1, 2016, interest at LIBOR plus 5%, 7% at September 30, 2011	—	—
Series B Term Loan, due April 1, 2019 at LIBOR plus 3% and LIBOR plus 13% PIK, 5% and 15% respectively at September 30, 2011	21,545	—
Predecessor Term Loan (subject to compromise)	—	225,000

Predecessor Revolving Credit Facility (subject to compromise)	—	2,500

Interest Rate Swap (subject to compromise)	—	22,148
Capital lease obligations	81	115
Total debt	71,626	249,763
Less amounts subject to compromise	—	(249,648)
Less current portion of debt not subject to compromise	(44)	(44)
Total long-term debt, net	$71,582	$71

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
The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge.  As of September 30, 2011, the company is in compliance with all restrictive covenants related to the Series A and Series B Term Loans.

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement.

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

RHC is required to pay a customary fee to the administrative agent.  The obligations under the Series B Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series B Credit Agreement) pursuant to the terms of the Series B Credit Agreement and are secured by (i) a first priority security interest on Series B Term Loan Controlled Account and (ii) a second priority security interest on substantially all of RHC's and its Domestic Subsidiaries’ other assets.

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge.  As of September 30, 2011, the company is in compliance with all restrictive covenants related to the Series A and Series B Term Loans.
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

Predecessor

The Predecessor Credit Facility – Subject to Compromise

On June 8, 2007, RHC and its restricted subsidiaries, namely ROC, Riviera Gaming Management of Colorado, Inc. and RBH (collectively, the “Subsidiaries”), entered into a $245 million Credit Agreement (the “Credit Agreement,” together with related security agreements and other credit-related agreements, the “Predecessor Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as administrative agent.  On February 22, 2010, the Company received a notice from Wachovia informing the Company that Wachovia was resigning as administrative agent.  The Company executed a Successor Agent Agreement with Cantor Fitzgerald Securities, a new administrative agent, effective April 12, 2010.

The Predecessor Credit Facility included a $225 million seven-year term loan (“Predecessor Term Loan”) which had no amortization for the first three years, a one percent amortization for years four through nine, and a full payoff in year seven, in addition to an annual mandatory pay down during the term of 50% of excess cash flows, as defined therein.  The Predecessor Credit Facility also included a $20 million five-year revolving credit facility (“Predecessor Revolving Credit Facility”) under which RHC could obtain extensions of credit in the form of cash loans or standby letters of credit (“Standby L/Cs”).  Pursuant to Section 2.6 of the Credit Agreement, on June 5, 2009, the Company voluntarily reduced the Predecessor Revolving Credit Facility commitment from $20 million to $3 million.  RHC was permitted to prepay the Predecessor Credit Facility without premium or penalties, except for payment of any funding losses resulting from prepayment of LIBOR Rate Loans (as defined in the Credit Agreement).  The rate for the Predecessor Term Loan and Predecessor Revolving Credit Facility was LIBOR plus 2.0%. Pursuant to a floating rate to fixed rate swap agreement (the “Swap Agreement”) that became effective June 29, 2007 and that the Company entered into under the Predecessor Credit Facility, substantially the entire Predecessor Term Loan portion of the Predecessor Credit facility, with quarterly step-downs, bore interest at an effective fixed rate of 7.485% per annum (2.0% above the LIBOR Rate in effect on the lock-in date of the Swap Agreement).  The Swap Agreement specified that the Company paid an annual interest rate spread on a notional balance that approximates the Predecessor Term Loan balance and steps down quarterly.  The interest rate spread was the difference between the LIBOR rate and 5.485%, and the notional balance was $186.5 million as of September 30, 2010.  The Predecessor Credit Facility was guaranteed by the Subsidiaries and was secured by a first priority lien on substantially all of the Company’s assets.

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

Prior to the credit defaults described below under the caption “Credit Defaults” (the “2009 Credit Defaults”), the interest rate on loans under the Predecessor Revolving Credit Facility depended on whether they were in the form of revolving loans or swingline loans (“Swingline Loans”).  Prior to the 2009 Credit Defaults, the interest rate for each revolving loan depended on whether RHC elected to treat the loan as an “Alternate Base Rate” loan (“ABR Loan”) or a LIBOR Rate Loan, and Swingline Loans bore interest at a per annum rate equal to the Alternative Base Rate (as defined in the Credit Agreement), plus the Applicable Percentage for revolving loans that were ABR Loans.  As a result of the 2009 Credit Defaults, the Company no longer had the option to request the LIBOR Rate Loans.  As of March 31, 2011, the Company had $2.5 million outstanding against the Predecessor Revolving Credit Facility.

The Company also paid fees under the Predecessor Revolving Credit Facility as follows:  (i) a commitment fee in an amount equal to either 0.50% or 0.375% (depending on the Consolidated Leverage Ratio (as defined in the Credit Agreement)) per annum on the average daily unused amount of the Predecessor Revolving Credit Facility, (ii) Standby L/C (as defined in the Predecessor Credit Agreement) fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration, and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C.  In addition to the Predecessor Revolving Credit Facility fees, the Company paid Cantor Fitzgerald Securities an annual administrative fee of $50,000.

Predecessor Credit Facility contained affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on incurrence of other indebtedness.

The Predecessor Credit Facility contained provisions concerning events of default customary for financings of this nature, including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under our other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a “change of control” of RHC; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses.  Some of these events of default provided for grace periods and materiality thresholds.  For purposes of these default provisions, a “change in control” included:  a person’s acquisition of beneficial ownership of 35% or more of RHC’s stock, coupled with a gaming license and/or approval to direct any of our gaming operations, a change in a majority of the members of our Board of Directors (the “Board”) other than as a result of changes supported by its current Board members or by successors who did not stand for election in opposition to our current Board, or our failure to maintain 100% ownership of the Subsidiaries.

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

As previously disclosed on a Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the “April Default Notice”) from Wachovia.  The April Default Notice alleged that, subsequent to the Company’s receipt of the  February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement, including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a “going concern” modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement.  The April Default Notice also stated that, in addition to the foregoing events of default, that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR Rate Loan on March 30, 2009 (the “LIBOR Payment”), (ii) the commitment fee on March 31, 2009 (the “Commitment Fee Payment”), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the “ABR Payment” and, together with the LIBOR Payment and Commitment Fee Payment, the “March 31st Payments”).  The Company did not pay the March 31st Payments, and the applicable grace period to make these payments expired.  The April Default Notice stated that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans were available to the Company at the time.

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Predecessor Term Loan interest rate increased to approximately 10.5% per annum, and effective, April 1, 2009, the Predecessor Revolving Credit Facility interest rate was approximately 6.25% per annum.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (the “Swap Default Notice”) in connection with an alleged event of default under our Swap Agreement.  Receipt of the Swap Default Notice was previously disclosed on a Form 8-K filed with the SEC on April 6, 2009.  The Swap Default Notice alleged that (i) an event of default existed due to the occurrence of an event of default(s) under the Credit Agreement and (ii) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement.  The Company did not pay the overdue amount, and the applicable grace period to make this payment expired.  As previously announced by the Company, any default under the Swap Agreement automatically resulted in an additional default interest of 1% on any overdue amounts under the Swap Agreement.  This default rate was in addition to the interest rate that would otherwise be applicable under the Swap Agreement.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (the “Early Termination Notice”) from Wachovia in connection with an alleged event of default that occurred under the Swap Agreement.  Receipt of the Early Termination Notice was previously disclosed on a Form 8-K filed with the SEC on July 29, 2009. The Early Termination Notice alleged that an event of default had occurred and was continuing pursuant to Sections 5(a)(i) and 5(a)(vi)(1) of the Swap Agreement.  Section 5(a)(i) of the Swap Agreement addressed payments and deliveries specified under the Swap Agreement, and Section 5(a)(vi)(1) of the Swap Agreement addressed cross defaults. The Early Termination Notice provided that Wachovia designated an early termination date of July 27, 2009 in respect of all remaining transactions governed by the Swap Agreement, including an interest rate swap transaction with a trade date of May 31, 2007.

On July 28, 2009, in connection with the Early Termination Notice, the Company received a Notice of Amount Due Following Early Termination from Wachovia that claimed the amount due and payable to Wachovia under the Swap Agreement was $26.6 million, which included $4.4 million in accrued interest.  As a result of the Early Termination Notice, the interest rates for the Predecessor Term Loan and Predecessor Revolving Credit Facility balances were no longer locked and became subject to changes in underlying LIBOR rates and varied based on fluctuations in the Alternative Base Rate and Applicable Margins (as defined in the Credit Agreement).  As of March 31, 2011, the Predecessor Term Loan and Predecessor Revolving Credit Facility bore interest at approximately 6.25%.  As of March 31, 2011, the interest rate swap liability was $22.1 million, which equaled the mark-to-market amount reflected as due and payable on the Notice of Amount Due Following Early Termination described above.   Additionally, accrued interest as of March 31, 2011 included $5.7 million in accrued interest related to the interest rate swap comprised of $4.4 million in accrued interest as reflected on the Notice of Amount Due Following Early Termination, plus $1.3 million in default interest pursuant to the Swap Agreement termination.

Bankruptcy Proceedings

On the Substantial Consummation Date, the Predecessor Credit Facility and the Swap Agreement were terminated upon the Company's emergence from reorganization proceedings under the United States Bankruptcy Code.  The Company's reorganization proceedings are further described in Note 1.  Also, upon the Substantial Consummation Date, the Company entered into the Series A Credit Agreement and the Series B Credit Agreement.  The terms of the Series A Credit Agreement and the Series B Credit Agreement are described above in this Note 6 under the captions "Successor – Series A Credit Agreement" and "Successor – Series B Credit Agreement," respectively.

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

Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date were stayed, and certain other pre-petition contractual obligations were not allowed to be enforced against the Debtors without approval of the Bankruptcy Court.  In accordance with ASC Topic 852, these liabilities were classified as liabilities subject to compromise in our condensed consolidated balance sheet as of December 31, 2010 and were adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts.  Adjustments to the claims may result from negotiations, payments authorized by the Bankruptcy Court, interest accruals, or other events.  Liabilities subject to compromise were classified separately from long-term obligations and current liabilities in the accompanying condensed consolidated balance sheets.

In accordance with ASC Topic 852, interest expense was recognized only to the extent it would be paid during the bankruptcy proceedings or that it would be an allowed claim.  As a result, the Company accrued interest on the Predecessor Credit Facility and interest rate swap under the Swap Agreement through the Petition Date.  No interest was accrued on the Predecessor Credit Facility or the interest rate swap after the Petition Date.

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

Restricted stock was issued to several key management team members and directors in 2005 and was recognized on a straight-line basis over a five-year vesting period.  The vesting period commenced on the issuance date and ended during the first quarter of 2010.  As a result, the Company recorded no expense for restricted stock during the three months ended September 30, 2011.  The Company expensed $67,000 for restricted stock during the nine months ended September 30, 2010.  The activity for all stock options outstanding as of March 31, 2011 was as follows:

	Weighted Average		Aggregate
	Shares	Share Exercise Price	Remaining Life	Intrinsic Value
Outstanding as of December 31, 2010	204,000	$7.93
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding as of March 31, 2011	204,000	$7.93	5.09 years	$-0-

All share-based payment arrangements were terminated upon the Substantial Consummation Date.

9.	STOCKHOLDERS EQUITY (SUCCESSOR)

Common Stock

On the Substantial Consummation Date, RHC amended and restated its articles of incorporation and changed its authorized capital.  As a result, the Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of September 30, 2011.

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

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2011. The Board, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof.  The Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

Warrants

In accordance with the Plan, holders of the Predecessor Credit Facility who elected to participate in the designated new money investment and Working Capital Facility received Class B Warrants to purchase an aggregate of 950,000 shares of our Class B Non-Voting Common Stock.  The Class B Warrants do not have a stated term; the stated exercise price is $0.01 per share.  The Company evaluated the Class B Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of .27% and .54% and implied discounts for lack of marketability of 20% and 25%, respectively.  The resulting value of the Class B Warrants with attached shares of Class A Voting Common Stock or Class B Non-Voting Common Stock with attached Class A Warrants is $17.72 and $16.61 per share, respectively, for a total value of $16.3 million.

On August 2, 2011, 489,035 warrants were exercised for Class B shares at the stated exercise price of $0.01 per share.  The holders received 489,035 shares of Class B Non-Voting Common Stock as a result.

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

As of September 30, 2011, the Company had assets and/or liabilities required to be measured at fair value on a recurring basis.  These assets were measured at fair value on the Substantial Consummation Date based on Level 2 inputs which approximates the fair value as of September 30, 2011.

11.	DISCONTINUED OPERATIONS

RBH is presented as discontinued operations in the accompanying statement of operations for the Successor Period while the assets and liabilities are presented as held for sale in the accompanying balance sheet as of September 30, 2011 due to the pending sale, as discussed in Note 1.

Assets and liabilities of RBH are summarized as follows:

Successor
(In thousands)	September
30, 2011
(unaudited)
Cash and cash equivalents	$6,284
Accounts receivable-net	173
Inventories	79
Prepaid expenses and other assets	677
Total current assets	7,213
Property and equipment, net	41,882
Goodwill	1,430
Intangible assets, net	7,377
Other assets, net	12
Total assets of discontinued operations
held for sale	$57,914
Current portion of long-term debt	$44
Accounts payable	837
Accrued expenses	4,044
Total current liabilities	4,925
Capital Lease, net of current portion	37
Total liabilities of discontinued
operations held for sale	$4,962

Operating results of discontinued operations are summarized as follows (unaudited):

	Successor			Predecessor
	Three		Three	Three	Nine
	Months	Six Months	Months	Months	Months
	Ended September	Ended September	Ended March 31,	Ended September	Ended September
	30, 2011	30, 2011	2011	30, 2010	30, 2010
Net revenues	$10,367	$20,278	$10,030	$9,843	$30,392
Operating costs and expenses	8,263	16,585	8,352	8,884	26,235
Income from operations	2,104	3,693	1,678	959	4,157
Income tax expense	758	1,331	-	336	1,496
Net income	$1,346	$2,362	$1,678	$623	$2,661

12.	RELATED PARTY TRANSACTIONS

As of September 30, 2011, the Company had recorded a receivable from a stockholder in the amount of $1.1 million for expenses paid on behalf of the stockholder.

13.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2011, the Company had no commitments or contingencies that are not already accounted for in the condensed consolidated financial statements or disclosed in the accompanying Notes.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from sales and use tax.  In July 2008, the Nevada Supreme Court denied the State of Nevada’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million.  As of September 30, 2011, the Company had not recorded a receivable related to this matter.

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

On September 29, 2011, RHC, ROC, and RBH, entered into a Stock Purchase Agreement (the “SPA”) with Monarch Casino and Resorts, Inc., a Nevada corporation, and its wholly-owned subsidiary Monarch Growth Inc., a Nevada corporation (collectively, the “Buyer”), pursuant to which the Buyer agreed to purchase the Riviera Black Hawk by acquiring all of the issued and outstanding shares of common stock of RBH.  The Buyer would pay $76 million for the stock, subject to certain post-closing working capital adjustments.  At the closing, ROC would pay or satisfy substantially all of RBH’s indebtedness and would leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the SPA). This transaction is expected to close in the second quarter of 2012.

Riviera Las Vegas is comprised of a hotel with 2,075 guest rooms and suites, a convention, meeting and banquet space totaling 160,000 square feet, a casino with approximately 900 slot machines and approximately 40 gaming tables, a poker room, a bingo room, a race and sports book and various bars and restaurants.  Our capital expenditures for Riviera Las Vegas are primarily geared toward maintaining competitive slot machines in comparison to the market and maintaining the hotel rooms and amenities in sufficient condition to compete for customers in the convention and leisure markets.  Room rental rates and slot revenues are the primary factors driving our operating margins.

Results of Operations for the Three Months Ended September 30, 2011

Revenues

Net revenues for the three months ended September 30, 2011 were $19.7 million, a decrease of $1.4 million, or 7.7%, from $18.3 million for the comparable period in the prior year.

Casino revenues for the three months ended September 30, 2011 were $8.8 million, an increase of $1.0 million, or 12.8%, from $7.8 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenues were $7.0 million, an increase of $0.6 million, or 9.4%, from $6.4 million, and table game revenues were $1.8 million, an increase of $0.5 million, or 38.5%, from $1.3 million.  Table game revenues increased primarily as a result of additional wagering.  We believe that wagering increased mostly as a result of an increase in the number of table gaming patrons due to our efforts in developing a following in the local Asian market.  We have added 12 games during the quarter that include mini-baccarat, pai-gow and pai-gow poker specifically aimed at the Asian customer.  The table games hold percentage decreased to 14.4% for the three months ended September 30, 2011, from 18.5% for the comparable period in the prior year.  This decrease in hold percentage is directly related to low hold on the new games added to the floor in the quarter.  Slot machine win per unit per day decreased to $99.58 from $102.28 for the comparable period in the prior year.  There were 895 slot machines on the floor, on average, during the quarter ended September 30, 2011, compared with 817 slot machines on the floor, on average, during the same period in the prior year.  Slot machine coin-in, or amounts wagered, was $96.5 million, in comparison to $92.2 million for the same period in the prior year.  The slot machine hold percentage was flat at 7.8%.

Room revenues for the three months ended September 30, 2011 were $8.7 million, an increase of $0.5 million, or 6.1%, from $8.2 million for the comparable period in the prior year.  The increase in room revenues was due to an increase in room nights in the wholesale segment, offset partially by decreases in group and casino room nights.  Average daily rate (ADR) was $49.79 for the three months ended September 30, 2011, compared with $55.44 for the same period in the prior year.

Hotel room occupancy percentage (based on available rooms) for the three months ended September 30, 2011 was 86.4%, an increase of 13.5%, from 76.1% for the same period in the prior year.  9.3% of total hotel rooms were unavailable during the three months ended September 30, 2011, in comparison to 9.7% during the same period in the prior year.  Hotel rooms are typically unavailable for certain time periods due to maintenance and minor repairs.  Hotel room occupancy percentage (based on total rooms) for the three months ended September 30, 2011 was 78.4%, an increase of 14.1%, from 68.7% for the comparable period in the prior year.

Revenue per available room, or RevPar, was $43.01 for the three months ended September 30, 2011, an increase of $0.82, or 1.9%, from $42.19 for the comparable period in the prior year.  The increase in RevPar was due to the increase in occupancy as described above.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  Room revenue includes $1.1 million related to rooms provided to guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the three months ended September 30, 2011 were $3.7 million, an increase of $0.5 million, or 15.6%, from $3.2 million for the comparable period in the prior year.  The increase was due to the increase in hotel occupancy and an increase in the food options available to our guests.  Total food covers (number of guests served) decreased from 191,400 for the three months ended September 30, 2010 to 188,900 for the three months ended September 30, 2011, a decrease of 1.3%.  Offsetting the decrease was an increase in the average check of $1.90 or 14.3% to $15.18 compared with the comparable period in the prior year.  Food and beverage revenues include $1.3 million in revenues related to food and beverages offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the three months ended September 30, 2011 were $0.6 million, a decrease of $0.5 million, or 45.4%, from $1.1 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to a decreased number of offered shows.

Other revenues were $1.0 million, remaining unchanged in comparison to the same period in the prior year.  Other revenues consist primarily of rental revenues from food and beverage and retail tenants, telephone revenues and commissions from automated teller machines (ATMs).

Promotional allowances were $3.2 million and $3.0 million for the three months ended September 30, 2011 and 2010, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.

Property Costs and Expenses

Total property costs and expenses for the three months ended September 30, 2011 were $15.7 million, an increase of $2.3 million, or 17.2%, from $13.4 million for the comparable period in the prior year.

Casino costs and expenses for the three months ended September 30, 2011 were $6.4 million, an increase of $1.8 million, or 39.1%, from $4.6 million for the comparable period in the prior year.  The increase in casino expenses was primarily due to a $1.2 million increase in casino marketing and promotional costs and a $0.6 million increase in slot and table games payroll and related costs. Casino marketing and promotional costs increased mostly due to an increase in complimentary food and beverage offered to attract new customers and the cost of an Asian concert held in September. We made a concerted effort to entice qualified slot customers to stay at our hotel and wager at our slot machines and table games.  Casino payroll and related costs increased primarily due to having more gaming tables open for customers, resulting in additional gaming revenues.

Room rental costs and expenses were $5.3 million, an increase of $0.5 million, or 10.4%, from $4.8 million for the comparable period in the prior year.  The increase is primarily due to increases in wage and benefit rates paid to our collective bargaining unit employees.

Food and beverage costs and expenses for the three months ended September 30, 2011 were flat at $3.2 million, compared to the prior year.  While costs were flat, they were down as a percentage of revenues.

Entertainment department costs and expenses for the three months ended September 30, 2011 were $0.6 million, flat when compared to the comparable period in the prior year.

Other Costs and Expenses

Other corporate expense decreased to $0.8 million from $0.9 million due to decreases in legal and other professional fees.

Depreciation decreased to $1.1 million from $2.4 million in the comparable period in the prior year.  The decline was attributable primarily to the restatement of our assets to their fair value as required by fresh-start accounting guidance.  Details of the application of this accounting pronouncement are discussed in Note 4 to the condensed consolidated financial statements.

There were no restructuring fees during the three months ended September 30, 2011.  During the three months ended September 30, 2010, the Company incurred restructuring fees of $228,000.  Restructuring fees are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to July 12, 2010, the Petition Date, including preparation of the bankruptcy filing.

During the three months ended September 30, 2011, the Company incurred $0.1 million in costs related to emerging from bankruptcy, and $0.7 million in costs associated with marketing Riviera Black Hawk for sale.

The Company incurred interest expense-net of $2.0 million for the three months ended September 30, 2011 in comparison to $0.5 million in the same period in the prior year.  Details of the composition of interest expense and the changes in the Company’s debt structure are discussed in Note 6 to the condensed consolidated financial statements.

Discontinued Operations

Income from Discontinued Operations for the three months ended September 30, 2011 was $1.3 million, net of income tax expense of $0.8 million.

Net Loss

Net loss for the three months ended September 30, 2011 was $4.9 million in comparison to $6.9 million for the same period in the prior year.

Liquidity and Capital Resources for the Three Months Ended September 30, 2011

Liquidity

We had cash and cash equivalents of $24.5 million as of September 30, 2011, compared to $15.2 million at December 31, 2010.  Our cash and cash equivalents increased $9.3 million during the period due to $20.0 million in proceeds from the Series B Credit Agreement received on the Substantial Consummation Date, offset by net cash used by operating and investing activities.

Debt Restructuring upon Substantial Consummation

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 7, 2011, the Company extinguished debt obligations related to the Predecessor Credit Facility and Swap Agreement on the Substantial Consummation Date (see Note 6 to the condensed consolidated financial statements) and entered into the Series A Credit Agreement and the Series B Credit Agreement as described in Note 6 to the condensed consolidated financial statements (see Exhibits 10.1 and 10.2 to the aforementioned Form 8-K for copies of the credit agreements).

Debt Extinguishment

On the Substantial Consummation Date, each holder of a claim (a) arising under, or in any way related to the Predecessor Credit Facility for pre-petition interest and fees on account of the term and revolving loans thereunder or (b) with respect to the periodic payments due under the Swap Agreement and any interest accrued thereon of such claims (collectively, the “First Priority Senior Secured Claims”), received, in full and final satisfaction of each such First Priority Senior Secured Claim, a portion of the Series A Term Loan in principal amount equal to each such First Priority Senior Secured Claim.

Accordingly, on the Substantial Consummation Date, the following balances, which were subject to compromise (see Note 6 and Note 7 to the condensed consolidated financial statements), were extinguished effective April 1, 2011 (in thousands):

Predecessor Term Loan	$225,000
Predecessor Revolving Credit Facility	2,500
Interest Rate Swap	22,148
Accrued Interest	25,985

Series A Credit Agreement

The information set forth under the caption “Successor – Series A Credit Agreement” in Note 6 to the condensed consolidated financial statements is incorporated herein by reference.

Series B Credit Agreement

The information set forth under the caption “Successor – Series B Credit Agreement” in Note 6 to the condensed consolidated financial statements is incorporated herein by reference.

Liquidity and Capital Resources Conclusion

The Company had $24.5 million in cash and cash equivalents as of September 30, 2011.  Additionally, effective April 1, 2011, the Company has the ability to draw up to $10 million against its Working Capital Facility and has significantly reduced its debt service burden.  We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations.  However, we believe that the Company has sufficient liquidity and capital resources (including cash flow from operations) to meet debt service and normal course expenditures.

Results of Operations for the Nine Months Ended September 30, 2011

Revenues

Net revenues for the nine months ended September 30, 2011 were $61.8 million, an increase of $1.2 million, or 2.0%, from $60.6 million for the comparable period in the prior year.

Casino revenues for the nine months ended September 30, 2011 were $28.0 million, an increase of $0.6 million, or 2.2%, from $27.4 million for the comparable period in the prior year.  Casino revenues are comprised primarily of slot machine and table game revenues.  In comparison to the same period in the prior year, slot machine revenue was $21.6 million, a decrease of $0.6 million, or 2.6%, from $22.2 million, and table game revenue was $6.1 million, an increase of $1.4 million, or 29.8%, from $4.7 million.  Table game revenues increased primarily as a result of additional wagering.  We believe that wagering increased mostly as a result of an increase in the number of table gaming patrons due to our new Asian gaming pit and our “Crazy Girls Passion Pit”.  The table games hold percentage increased to 17.9% for the nine months ended September 30, 2011 from 18.7% for the comparable period in the prior year.  Slot machine win per unit per day increased to $109.28 from $109.18 for the comparable period in the prior year.  Slot machine win per unit per day increased due to fewer slot machines, on average, on the gaming floor.  There were 868 slot machines on the floor, on average, during the nine months ended September 30, 2011, compared with 890 slot machines on the floor, on average, during the same period in the prior year.  Slot machine coin-in, or amounts wagered, was $310.3 million for the nine months ended September 30, 2011 compared to $320.7 million for the same period in the prior year.  The slot machine hold percentage was flat at 7.6%.

Room revenues for the nine months ended September 30, 2011 were $27.3 million, an increase of $2.1 million, or 8.3%, from $25.2 million for the comparable period in the prior year.  The increase in room revenues was due to an increase in room nights compared to the prior year, offset somewhat by a decrease in the ADR.  Complimentary room revenues increased $0.3 million due to the increase in room nights provided to high-value casino patrons.  Additionally, cash room revenues increased $0.6 million from the prior year period, and revenues from resort fees and other charges were up $1.6 million over the prior year period.  Complimentary room revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.  ADR was $52.32 for the nine months ended September 30, 2011 compared with $52.83 for the same period in the prior year.

Hotel room occupancy percentage (based on available rooms) for the nine months ended September 30, 2011 was 84.7%, an increase of 4.6%, from 81.0% for the same period in the prior year.  5.9% of total hotel rooms were unavailable during the nine months ended September 30, 2011 in comparison to 6.4% during the same period in the prior year.  Hotel rooms are typically unavailable for certain time periods due to maintenance and minor repairs.  Hotel room occupancy percentage (based on total rooms) for the nine months ended September 30, 2011 was 79.7%, an increase of 5.1%, from 75.8% for the comparable period in the prior year.

Revenue per available room, or RevPar, was $44.33 for the nine months ended September 30, 2011, an increase of $1.52, or 3.6%, from $42.81 for the comparable period in the prior year.  The increase in RevPar was due to the increase in ADR as described above.  RevPar is total revenue from hotel room rentals divided by total hotel rooms available for sale.  Room revenue includes $4.8 million related to rooms provided to guests on a complimentary basis.  These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the nine months ended September 30, 2011 were $11.5 million, flat with the comparable period in the prior year.  Total food covers (number of guests served) were 613,300 for the nine months ended September 30, 2011 compared to 633,300 for the nine months ended September 30, 2010, a decrease of 3.2%.  Also, the average check of $14.48 is flat with the comparable period in the prior year.  Food and beverage revenues include $3.2 million in revenues related to food and beverages offered to high-value guests on a complimentary basis. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the nine months ended September 30, 2011 were $2.0 million, a decrease of $0.7 million, or 25.9%, from $2.7 million for the comparable period in the prior year.  The decrease in entertainment revenues is primarily due to a decreased number of offered shows.

Other revenues were $3.1 million, remaining unchanged in comparison to the same period in the prior year.  Other revenues consist primarily of rental revenues from food and beverage and retail tenants, telephone revenues and commissions from automated teller machines (ATMs).

Promotional allowances were $10.1 million and $9.4 million for the nine months ended September 30, 2011 and 2010, respectively.  Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.

Property Costs and Expenses

Total property costs and expenses for the nine months ended September 30, 2011 were $45.6 million, an increase of $4.4 million, or 10.7%, from $41.2 million for the comparable period in the prior year.

Casino costs and expenses for the nine months ended September 30, 2011 were $18.5 million, an increase of $3.8 million, or 25.9%, from $14.7 million for the comparable period in the prior year.  The increase in casino expenses was primarily due to a $2.4 million increase in casino marketing and promotional costs and a $1.4 million increase in slot and table games payroll and related costs.  Casino marketing and promotional costs increased due to an increase in complimentary hotel rooms and costs associated with the launching of our Asian gaming pit.  We made a concerted effort to entice qualified slot customers to stay at our hotel and wager at our slot machines and table games.  We have also introduced 12 table games targeting Asian games in order to attract and retain an Asian customer base.  Casino payroll and related costs increased primarily due to having more gaming tables open for customers, resulting in additional gaming revenues.

Room rental costs and expenses were $14.4 million, an increase of $0.6 million, or 4.3%, from $13.8 million for the comparable period in the prior year.  The increase is primarily due to increases in wage and benefit rates paid to our collective bargaining unit employees and costs directly attributable to the increase in occupied room nights.

Food and beverage costs and expenses for the nine months ended September 30, 2011 of $10.3 million were flat with the comparable period in the prior year.  Costs on a per-cover basis increased as covers were down 3.2%.  This increase was primarily due to increases in food and beverage costs and increases in payroll and related costs primarily related to increases in wages and benefit rates paid to our collective bargaining unit employees.

Entertainment department costs and expenses for the nine months ended September 30, 2011 were $1.5 million, flat when compared to the comparable period in the prior year.

Other Costs and Expenses

Other corporate expense increased to $2.5 million from $2.3 million due to increases in legal and other expenses.

During the nine months ended September 30, 2011, the Company incurred $1.6 million in costs related to emerging from bankruptcy, and $0.9 million in costs associated with marketing Riviera Black Hawk for sale.

Depreciation decreased to $4.6 million from $7.4 million in the comparable period in the prior year.  The decrease was attributable primarily to the restatement of our assets to their fair value as required by fresh-start accounting guidance.  Details of the application of this accounting pronouncement are discussed in Note 4 to the condensed consolidated financial statements.

There were no restructuring fees during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, the Company incurred restructuring fees of $1.2 million.  Restructuring fees are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to July 12, 2010, the Petition Date, including preparation of the bankruptcy filing.

Interest expense-net was $3.9 million for the nine months ended September 30, 2011 compared to $8.3 million for the same period in the prior year.  Details of the composition of interest expense and the changes in the Company’s debt structure are discussed in Note 6 to the condensed consolidated financial statements.

During the nine months ended September 30, 2011, we recorded reorganization items expense of $1.4 million for reorganization related expenses.  Reorganization items are comprised of reorganization related expenses incurred after the Petition Date.  Reorganization items include legal, advisory and trustee fees incurred in connection with the Chapter 11 Cases.

Discontinued Operations

Income from Discontinued Operations for the nine months ended September 30, 2011 was $4.2 million, net of income tax expense of $1.5 million.

Net Income (Loss)

Net income for the nine months ended September 30, 2011 was $74.1 million due to $85.0 million in adjustments related to the Company’s reorganization and application of fresh-start accounting.  Excluding these items, the net loss of $10.9 million is $4.7 million less than the $15.6 million loss for the same period in the prior year.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2011

Liquidity

We had cash and cash equivalents of $24.5 million as of September 30, 2011, compared to $15.2 million at December 31, 2010.  Our cash and cash equivalents increased $9.3 million during the period due to $20.0 million in proceeds from the Series B Credit Agreement received on the Substantial Consummation Date, offset by net cash used by operating and investing activities.

Debt Restructuring upon Substantial Consummation

The information set forth in this Item 2 under the caption "Liquidity and Capital Resources for the Three Months Ended September 30, 2011 – Debt Restructuring Upon Substantial Consummation" is incorporated herein by reference.

Debt Extinguishment

The information set forth in this Item 2 under the caption "Liquidity and Capital Resources for the Three Months Ended September 30, 2011 – Debt Extinguishment" is incorporated herein by reference.

Series A Credit Agreement

The information set forth under the caption “Successor – Series A Credit Agreement” in Note 6 to the condensed consolidated financial statements is incorporated herein by reference.

Series B Credit Agreement

The information set forth under the caption “Successor – Series B Credit Agreement” in Note 6 to the condensed consolidated financial statements is incorporated herein by reference.

Liquidity and Capital Resources Conclusion

The information set forth in this Item 2 under the caption "Liquidity and Capital Resources for the Three Months Ended September 30, 2011 – Liquidity and Capital Resources Conclusion" is incorporated herein by reference.

Current Economic and Operating Environment

We believe that due, to a number of factors affecting consumers, including, but not limited to, a slowdown in global economies, contracting credit markets and reduced consumer spending, the outlook for the gaming and hospitality industries remains highly uncertain.  Based on these adverse circumstances, we believe that the Company may continue to experience lower than expected hotel occupancy rates and casino volumes.

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes.  Consequently, we have no off-balance sheet arrangements.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2010.  For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q.  During the three and nine months ended September 30, 2011, there were no significant changes other than those described in this Form 10-Q, from the critical accounting policies described in our Form 10-K for the year ended December 31, 2010.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino.  We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

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

Update Concerning Risk Factors in our Form 10-K for the Year Ended December 31, 2010

The information presented below updates the risk factors in our Form 10-K:

The following are risk factors that should be read in conjunction with the risk factors disclosed in Item 1A of our Form 10-K for the year ended December 31, 2010.

Our business has a limited operating history, which makes our future operating results difficult to predict.

While Predecessor historically operated our casino gaming properties, we, as the successor to Predecessor, have a limited operating history upon which you can base an evaluation of our business and prospects. To address these risks and uncertainties, we must do the following, among other things:

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

•	a decline in the public acceptance of gaming;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	loss of and damage to our assets and properties not adequately covered by insurance;

•	costs and liabilities associated with litigation;

•	our limited operating history;

•	negative effects of the Chapter 11 Cases on our image;

•	increased costs associated with the rejection of pre-petition contracts or as a result of negotiating new contracts after the Substantial Consummation Date;

•	costs and liabilities associated potential successor liability for liabilities of Predecessor not provided for in the Plan;

•	the effect on our financial results by the adoption of fresh start reporting;

•	our ability to successfully consummate the sale of Riviera Black Hawk; and

•	other risk factors discussed elsewhere in this Form 10-Q and our Form 10-K for the year ended December 31, 2010.

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

RIVIERA HOLDINGS CORPORATION

Date: November 14, 2011	By:	/s/ Andy Choy
Chief Executive Officer (Authorized Officer)

Date: November 14, 2011	By:	/s/ Larry King
Chief Financial Officer (Principal Financial Officer)

Exhibits

Exhibits:
2.1
Stock Purchase Agreement, dated as of September 29, 2011, by and among Riviera Operating Corporation, Riviera Holdings (incorporated by reference to Exhibit 2.1 to Riviera Holdings Corporation’s current report on Form 8-K filed September 30, 2011).

31.2*	Certification of Larry King pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Andy Choy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Larry King pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release, dated September 29, 2011
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of
Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.