Form 10-K
period 2011-12-31
RIVIERA HOLDINGS CORP
filed 2012-03-30
CIK 899647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 000-21430

RIVIERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0296885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (702) 734-5110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

Class A Shares, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

There is no market for the registrant’s common equity; therefore, the aggregate market value of the registrant’s common equity held by non-affiliates is not calculable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒       No ☐

As of March 30, 2012, there were 10 voting common Class A Shares, par value $0.001 per share, outstanding, and 9,039,035 non-voting common Class B Shares, par value $0.001, outstanding.

Page 1 of 96 pages

Exhibit Index Appears on Page 47 hereof

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL

YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

Item 1.	Business	1

	General	1
	Recent Developments	1
	Riviera Las Vegas	3
	Competitive Environment in Las Vegas, Nevada
	Employees and Labor Relations at the Riviera Las Vegas	8
	Nevada Regulation and Licensing	9
	Federal Registration	13

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	27

Item 2.	Properties	27

Item 3.	Legal Proceedings	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28

Item 6.	Selected Financial Data	28

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

	Overview	28
	Basis for Presentation	29
	Results of Operations	30
	Discontinued Operations	32
	Liquidity and Capital Resources	32
	Current Economic Environment	33
	Off-Balance Sheet Arrangements	33
	Critical Accounting Policies and Estimates	33
	Recently Issued Accounting Standards	35

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 8.	Financial Statements and Supplementary Data	37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37

Item 9A.	Controls and Procedures	37

Item 9B.	Other Information	38

Item 10.	Directors, Executive Officers and Corporate Governance	38

Item 11.	Executive Compensation	41

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44

Item 13.	Certain Relationships and Related Transactions and Director Independence	46

Item 14.	Principal Accounting Fees and Services	47

Item 15.	Exhibits, Financial Statement Schedules	47

PART I

Item 1.           Business

General

Riviera Holdings Corporation, a Nevada corporation (“RHC” or the “Company”), through its wholly-owned subsidiary, Riviera Operating Corporation (“ROC”), owns and operates the Riviera Hotel & Casino (“Riviera Las Vegas”) located on Las Vegas Boulevard in Las Vegas, Nevada. Riviera Las Vegas, which opened in 1955, has a long-standing reputation for delivering traditional Las Vegas-style gaming, entertainment and other amenities. The Company was incorporated in Nevada on January 27, 1993.

The Company, through its wholly owned subsidiary, Riviera Black Hawk, Inc. (“RBH”), owns and operates the Riviera Black Hawk Casino (“Riviera Black Hawk”), a casino in Black Hawk, Colorado, which opened on February 4, 2000. On September 29, 2011, the Company entered into a definitive agreement to sell RBH, as further discussed in this Annual Report on Form 10-K.

The Company determines segments based upon geographic gaming markets and reviews corporate expenses separately. With the presentation of RBH as a discontinued operation (as discussed further in Note 1 and Note 14 to the consolidated financial statements), the Company has one reporting segment. Operating results are disclosed in Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Recent Developments

Sale of RBH

On September 29, 2011, RHC, ROC and RBH, entered into a Stock Purchase Agreement with Monarch Casino and Resorts, Inc., a Nevada corporation, and its wholly-owned subsidiary Monarch Growth Inc., a Nevada corporation (collectively, the “Buyer”), pursuant to which the Buyer agreed to purchase Riviera Black Hawk by acquiring all of the issued and outstanding shares of common stock of RBH. The Buyer would pay $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, the ROC would pay or satisfy substantially all of RBH’s indebtedness (which consists of inter-company accounts and equipment leases) and would leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the Stock Purchase Agreement). This transaction is expected to close in the second quarter of 2012. Accordingly, the Company has reflected the business as discontinued operations and the related assets and liabilities as held for sale.

Emergence from Bankruptcy

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

As of the Substantial Consummation Date, the Company adopted the “fresh-start” provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Substantial Consummation Date. Certain of these values differed materially from the values recorded on Predecessor’s (as defined below) balance sheet as of March 31, 2011. In addition, the Company’s accounting practices and policies may not be the same as that of Predecessor’s. For all of these reasons, our consolidated financial statements for periods subsequent to the Substantial Consummation Date are not comparable with Predecessor’s prior periods.

References in this Annual Report on Form 10-K to “Successor” refers to the Company on or after April 1, 2011.  References to “Predecessor” refer to the Company prior to April 1, 2011. The accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the 12 months ended December 31, 2011 are presented for two periods: January 1, 2011 through March 31, 2011 (the “Predecessor Period”) and April 1, 2011 through December 31, 2011 (the “Successor Period”). The Predecessor Period reflects the historical accounting basis in Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

For the Predecessor Period, the accompanying consolidated financial statements of Predecessor have been prepared in accordance with accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the accompanying balance sheet as of December 31, 2010 and are classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the United States Bankruptcy Code, and are reported separately as reorganization items in the accompanying consolidated statements of operations. Cash received and payments for reorganization items are disclosed separately in the accompanying consolidated statements of cash flows.

Further details about the Debtor's reorganization proceedings under the United States Bankruptcy Code, the emergence from reorganization of the Reorganized Debtors and the sale of RBH can be found in RHC's filings with the SEC, including RHC's Current Report on Form 8-K filed on July 14, 2010, Current Report on Form 8-K filed on December 7, 2010, Annual Report on Form 10-K filed on March 21, 2011, Current Report on Form 8-K filed on April 7, 2011 and Current Report on Form 8-K filed on September 30, 2011.

Change in Capital Structure

Pursuant to the Plan, on the Substantial Consummation Date, all existing shares of the Company’s equity securities, including common stock outstanding prior to the Substantial Consummation Date, were cancelled, and the Company issued (i) 10 voting common Class A Shares, par value $0.001 per share (“Class A Voting Common Stock”), to Riviera Voteco, L.L.C.; and (ii) 8,550,000 non-voting common Class B Shares, par value $0.001 per share (“Class B Non-Voting Common Stock”), to certain former creditors of the Reorganized Debtors. The Company also issued warrants exercisable into an aggregate of 950,001 shares of Class B Non-Voting Common Stock to the recipients of the Class B Non-Voting Common Stock. As of the Substantial Consummation Date, there is no public market for the Company’s securities.

Board of Directors and Management Changes

On the Substantial Consummation Date, each of Paul Harvey, James Land and Vincent DiVito voluntarily resigned from the Company’s board of directors (the “Board”). Following the Substantial Consummation Date, Phil Simons served as the Chief Financial Officer and Treasurer of the Company until April 19, 2011, Tullio Marchionne remains with the Company as the Secretary of the Company and Robert Vannucci serves as a Special Advisor to the President and Chief Executive Officer of ROC.

On the Substantial Consummation Date, Mr. Vannucci entered into an employment agreement with ROC. The employment agreement provides that Mr. Vannucci will be an non-executive employee employed as Special Advisor to the President and Chief Executive Officer of ROC for a period of 13 months beginning on the Substantial Consummation Date, subject to earlier termination of the employment agreement by either party.

Pursuant to the Plan, as of the Substantial Consummation Date, the Board consists of: Barry S. Sternlicht, Derek J. Stevens, Marcos Alvarado and Andy Choy.  Mr. Sternlicht serves as the Chairman of the Board.  Each of Messrs. Sternlicht, Stevens, Alvarado and Choy were designated to the Board pursuant to the Stockholders Agreement described in Note 16 to the consolidated financial statements. Mr. Sternlicht is the Chairman, Chief Executive Officer and owner of Starwood Capital Group and its related entities and Mr. Alvarado is an employee of one of these related entities. Mr. Stevens is an employee and member of Desert Rock Enterprises LLC. As a result of the transactions contemplated by the Plan and consummated on the Substantial Consummation Date, Desert Rock Enterprises LLC and entities affiliated with Starwood Capital Group own approximately 12% and 43%, respectively, of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Additionally, pursuant to the Plan, Mr. Choy was elected to serve as the President and Chief Executive Officer of the Company as of the Substantial Consummation Date.

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

Gaming

Riviera Las Vegas has approximately 100,000 square feet of casino space. The casino currently has 980 slot machines, 44 gaming tables and 8 poker tables. The casino also includes a race and sports book, which is operated by Lucky’s, a subsidiary of Brandywine Bookmaking LLC. The Company opened a Bingo room in August 2011 with seating capacity for 282 players.

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

Restaurants

Riviera Las Vegas owns and operates four bars and three restaurants and offers banquet event service as well as room service. The following outlines the type of service provided and total seating capacity for each restaurant:

Name	Type	Seating Capacity

Poolside Café	Coffee Shop	290
R Steakhouse	Steak and Seafood	162
R Buffet	All-you-can-eat	366
Total		818

In addition, Riviera Las Vegas operates three snack bars and has a 200 seat fast-food “food court” which had several fast food locations operating during 2011. The food court maintenance is managed by a third party. As of December 31, 2011, eight of nine food court locations were leased to independent fast food operators. In addition, Riviera Las Vegas leases space to the operator of The Banana Leaf Restaurant, which is a full service restaurant serving Asian cuisine, and The Queen Victoria Pub, which is a full service restaurant and pub serving pub style cuisine and a large variety of draft and bottled beers. The Banana Leaf Restaurant and the Queen Victoria Pub are located adjacent to the casino floor. The Banana Leaf Restaurant opened during the first quarter of 2007, and the Queen Victoria Pub opened during the second quarter of 2010.

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

Entertainment

Riviera Las Vegas has five entertainment venues and an extensive entertainment program. In 2011, the Company had four shows running in its three operating entertainment venues. In addition, the Company offered limited engagement shows in its Starlite Theater. The following table outlines the type of service provided and total seating capacity for each of these entertainment venues:

Venue	Type	Seating Capacity
Le Bistro Theater	Variety	190
Comedy Club Theater	Comedy	350
Crazy Girls Theater	Music, Adult Revue	375
Starlite Theater	Variety	575
Versailles Theater	Vacant since 2009	875

As of December 31, 2011, two of our shows, Confessions of a Rock Star and Comedy Club, are owned and operated by us, all other shows are owned and operated by third parties. For the shows that we own, we receive all ticket revenue and bear the expense of the show. For the other shows, we receive ticket sales commissions and a predetermined number of complimentary tickets that we use primarily for marketing and promotions. In addition, we receive any gaming and food and beverage revenues from show patrons. The show operators pay rent. We are searching for a new show for the Versailles Theater which has been vacant since 2009.

Marketing Strategies - Gaming

Our current marketing programs are directed at mid-level gaming customers.  Mid-level gaming customers tend to provide us with a more consistent gaming revenue stream.  In 2011, we implemented a marketing campaign to target customers that prefer traditionally Asian table games such as Baccarat and Pai-Gow. Our principal strategy is to continue to invest in our slot machines and table game products, market to our customer base primarily through a multi-tiered player’s club program known as Club Riviera, and to methodically offer slot machine and poker tournaments and other special events and promotions.

Generating customer loyalty is a critical component of our business strategy as retaining customers is less expensive than attracting new ones.  Consequently, we store all of our Club Riviera player’s information in a proprietary database program which we use for sending special offerings to Club Riviera members based on a variety of criteria.   We frequently use discounted or complimentary meals at our restaurants, accommodations at our hotel and tickets at our shows to incentivize Club Riviera members and other prospective customers to visit and game at our property.   All slot machine and table game players are encouraged to join Club Riviera.  We entice customers to enroll in Club Riviera with a variety of incentives including free slot machine play offers.  Once a player joins Club Riviera, we can track the player’s level of play and gain useful information about the player’s preferences.  We offer qualifying customers personalized service, credit availability and access to a variety of complimentary or reduced-rate hotel room, dinner and entertainment options.  We have found that an individualized marketing approach has been successful in generating revenue and repeat business.

We also seek to maximize the number of people who patronize the Riviera Las Vegas but who are not guests in the hotel by capitalizing on Riviera Las Vegas’ Las Vegas Strip location and proximity to the Las Vegas Convention Center, the Circus Circus Las Vegas Resort and Casino, the Las Vegas Hilton, and various time-share and condominium properties.

Marketing Strategies - Rooms

We continue to focus on our convention customer.  The convention market consists of two groups:  (1) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (2) those attending city-wide events, usually held at the Las Vegas Convention Center.  We target convention business because it typically provides patrons willing to pay higher room rates and we are able to capitalize on certain advance planning benefits because conventions are often booked one to two years in advance of the event date.  We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher banquet and function spending habits; they are typically most likely to be willing to pay higher room rates.  We also benefit from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip.  In 2011, we derived approximately 16% of our hotel occupancy and approximately 21% of our room revenues from convention customers and we consider them to be a critical component of our customer base.

In addition to our convention customers, we have found that our customers also tend to use tour and travel “package” options to reduce the cost of travel, lodging and entertainment.  These packages are produced by wholesale operators and travel agents and often emphasize mid-week and longer duration stays.  Tour and travel patrons often book at off-peak periods, helping us to maintain occupancy levels throughout the year.  We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market.  We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat slot customers.

Finally, we are increasingly focused on customers that book their stay using the internet.  These customers are in search of convenience, a bargain, and the ability to reserve a hotel room shortly before arrival.  This market segment continues to grow as consumers grow increasingly comfortable using the internet. Approximately 52% of our 2011 occupied rooms were from customers that booked their stay using the internet compared to 45% in the prior year. We can quickly and efficiently adjust our room rate offerings on various internet websites. As a result, we often utilized the internet as a vehicle for quickly booking hotel room reservations on dates with lower occupancy.

Riviera Black Hawk

Business

Riviera Black Hawk, which opened on February 4, 2000, is located in Black Hawk, Colorado, approximately 40 miles west of Denver. Our casino is the first casino encountered by visitors arriving from Denver on Highway 119. It features the fourth largest number of gaming devices in the market with approximately 778 slot machines and 10 table games. For Colorado gaming and tax law purposes, each slot machine or table game is considered one gaming device.

We also offer a variety of non-gaming amenities designed to help differentiate our casino, including:

•	parking spaces for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options;

•	a 252 seat casual buffet-styled restaurant;

•	a delicatessen;

•	one casino bar; and

•	a ballroom with seating for approximately 200 people.

Pending Sale

As described more fully elsewhere in this Annual Report on Form 10-K, the Company has entered into a definitive agreement to sell RBH, the Company’s subsidiary operating Riviera Black Hawk. As a result of the pending sale, the Company has reflected the operating results and financial position of RBH as discontinued operations and the related assets and liabilities as held for sale.

Competitive Environment in Las Vegas, Nevada

Las Vegas is a highly competitive environment offering a variety of hospitality and entertainment options. The Las Vegas Convention and Visitors Authority (LVCVA) reported that the number of people visiting Las Vegas increased 4.3% to 38.9 million visitors in 2011 from 37.3 million visitors in 2010. While there was a slight increase in visitation in 2011 compared to 2010, the number of people visiting Las Vegas has not yet returned to the peak experienced in 2007. Additionally, the LVCVA reported that available room inventory increased to 150,161 rooms available as of December 31, 2011 from 148,935 rooms available as of December 31, 2010. This represents a 0.8% increase over the prior year.

To entice customers to their properties, our competitors continue to offer prospective customers significantly discounted pricing and complimentary offerings. The LVCVA reported that Las Vegas hotel room occupancy, which is defined as occupied hotel rooms divided by total available hotel rooms, increased 3.4% to 86.9% for the year ended December 31, 2011. LVCVA also reported that average daily room rate, which is defined as hotel room revenue divided by occupied hotel rooms, increased $10.20, or 10.7%, to $105.11 for the twelve months ended December 31, 2011.

Riviera Las Vegas competes with all Las Vegas area casinos but primarily with certain large casino/hotels located on or near the Las Vegas Strip. Most of these properties offer more and better amenities than those offered by Riviera Las Vegas and many of our direct competitors have significantly greater resources than we do. To compete, we have had to lower our room rates as these properties lower their room rates. Because of our position within the market, the challenges associated with our location (see below) and the impact of the weak economy on consumer spending, our average daily room rates increased $3.25, or 5.9%, to $58.25 for 2011 from $55.00 in the prior year. Our hotel room occupancy (based on total rooms) increased to 77.3% in 2011 from 74.9% in the prior year.

We also compete for people who come and spend money at Riviera Las Vegas who are not guests in our hotel. We capitalize on our location on the Las Vegas Strip across from the Circus Circus Las Vegas Resort and Casino. However, our location at the north end of the Las Vegas Strip poses additional challenges as the dormant Echelon and Fontainebleau projects and the May 19, 2011 closure of the Sahara Hotel and Casino have resulted in and continue to cause a significant reduction in walk-in traffic.

In addition to competing with other casinos/hotels in the Las Vegas area, we compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on and off track wagering, card parlors, cruise ship gaming and other forms of legalized gaming in the United States. To a lesser extent, we also compete with internet gaming, gaming on cruise ships and gaming in other parts of the world. In addition, certain states recently legalized or are considering legalizing casino gaming in specific geographical areas within those states and internationally. Any future development of casinos, lotteries or other forms of gaming in other states and internationally could have a material adverse effect on our results of operations.

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

Our current business is highly dependent on gaming in Las Vegas. Riviera Las Vegas derives a substantial percentage of its business from tourists, including customers from southern California and the southwestern United States. The current economic recession has had an adverse effect on the number of visitors traveling to Las Vegas. A continued economic downturn along with events in the future similar to the terrorist attacks of September 11, 2001, could have an adverse effect on both the number of visitors traveling to Las Vegas and our financial results.

As a result of the abovementioned competitive environment challenges in the Las Vegas market, there can be no assurance that we will compete successfully in the future.

Employees and Labor Relations at the Riviera Las Vegas

As of December 31, 2011, Riviera Las Vegas had an aggregate of 1,240 employees of which 785 were full-time equivalent employees and had collective bargaining contracts with eight unions covering approximately 500 employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, electricians and painters. Riviera Las Vegas’ agreement with the Painters’ Union expired on May 31, 2010, and the agreement with the Carpenters’ Union expired on July 31, 2011.  We are continuing to negotiate the terms of both the Painters’ Union and Carpenters’ Union agreements and are currently operating under the terms of the expired agreements. Agreements with the Southern Nevada Culinary and Bartenders Union, which cover the majority of our unionized employees, were renewed in 2007 and expire in 2013 (the term of each agreement which originally expired in 2012, was extended for one year during 2009 negotiations to defer wage rate increases). Our agreement with the Stagehands Union was renewed in 2009 and expires in 2012. Our agreement with the Teamsters Union (primarily covers rooms department employees) was renewed in 2008 and expires in 2013. Our Operating Engineers Union agreement was renewed in 2009 and expired in 2011, and our Electrician Union agreement was renewed in 2009 and expires in 2012.  Our collective bargaining agreement with the Musicians Union expired in 1999. During 2011, we eliminated all musician positions as we had no shows requiring them and as such have eliminated the Musicians Union.  Although unions have been active in Las Vegas, Riviera Las Vegas considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Las Vegas.

Nevada Regulation and Licensing

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

ROC is required to be and is licensed by the Nevada Gaming Authorities (a “Corporate Licensee”). The gaming license held by ROC requires the periodic payment of fees and taxes and is not transferable. ROC is also licensed as a manufacturer and distributor of gaming devices. Such licenses require the periodic payment of fees and are not transferable. RHC is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of ROC. As a Registered Corporation, RHC is required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information; that the Nevada Commission may require. No person may become a more than 5% stockholder of, or receive any percentage of profits from, ROC without first obtaining licenses and approvals from the Nevada Gaming Authorities. No person may become a 5% or less stockholder of ROC without registering with the Nevada Gaming Authorities. RHC and ROC have obtained, from the Nevada Gaming Authorities, the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, RHC or ROC in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of ROC must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. RHC’s officers, directors and key employees who are actively and directly involved in the gaming activities of ROC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Any change in a corporate position by a licensed person must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with ROC or RHC, we would have to sever all relationships with such person. In addition, the Nevada Commission may require us or ROC to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

RHC and ROC are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by ROC must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by ROC, the gaming license it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, RHC or ROC and the persons involved in the violation could be subject to substantial fines for each violation of the Nevada Act, at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate our casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming license of ROC or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

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

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 11% of our voting securities as a result of a stock repurchase by us may not be required to file such an application. Further, an institutional investor that acquires more than 10% but not more than 25% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of our voting securities and maintain its waiver where the additional ownership results from a stock repurchase by us. An institutional investor shall not be deemed to hold our voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are deemed consistent with holding our voting securities for investment purposes only include: (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of our voting securities who must be found suitable is a business entity or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of stock if the record owner, after request, fails to identify the beneficial owner. Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of stock beyond such period of time prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with RHC or ROC, we (1) pay that person any dividend or interest upon voting our securities, (2) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (3) pay remuneration in any form to that person for services rendered or otherwise, or (4) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the county and city in which ROC’s operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon: (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated. A live entertainment tax is also paid by casinos where live entertainment is furnished in connection with admission charges, the serving or selling of food, refreshments or the selling of merchandise where live entertainment is furnished. Nevada licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as Riviera Operating Corporation, also pay certain fees and taxes to the State of Nevada.

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

Trademarks, Service Marks and Logos

Pursuant to a license agreement, ROC licenses to RBH the use at Riviera Black Hawk of all of the trademarks, service marks and logos owned by ROC. The license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Federal Registration

ROC is required to make annual filings with the Attorney General of the United States in connection with the sale, distribution, or operation of slot machines. All requisite filings for 2011 have been made.

Item 1A.           Risk Factors

Our business has a limited operating history, which makes our future operating results difficult to predict.

While Predecessor historically operated our casino gaming properties, we, as successor to Predecessor, have a limited operating history upon which you can base an evaluation of our business and prospects. To address these risks and uncertainties, we must do the following, among other things:

•	successfully execute our business strategy;
•	respond to competitive developments; and
•	attract, integrate, retain and motivate qualified personnel.

There can be no assurance that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. We cannot be certain that our business strategy will be successful, that we will successfully address the risks that face our business or that we will be able to access the capital markets if the need arises. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially adversely affected.

We may be unable to achieve projected financial results as contained in the Plan which could prevent us from servicing our debt obligations.

We may be unable to meet our projected financial results or achieve projected revenues and cash flows that we have assumed in projecting future business prospects. While the financial projections in the Plan represent management's view based on then-known facts and assumptions about our future operations, there is no guarantee that the financial projections will be realized. To the extent we do not meet our projected financial results or do not achieve projected revenues and cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service our debt obligations as they come due, which could materially adversely affect our business, financial condition and results of operations.

Further, our failure to meet projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to incur additional debt, the interest costs of which could adversely affect our results of operations and financial condition. If any such required capital is obtained in the form of equity, the equity interests of the holders of the then-outstanding common stock could be diluted.

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

Recent substantial volatility in the global capital markets and widely-documented commercial credit market disruptions has a significant negative impact on financial markets, as well as the global and domestic economies. The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global financial markets will improve. There is now general consensus among economists that the economies of the U.S. and much of the rest of the world were in a deep recession from late 2007 through 2009 and that the effects of this recession continue to be felt. As a result, we have and are continuing to experience reduced demand for our hotel rooms, gaming products and other services. Continued weakness in demand and in consumer and commercial spending may drive us and our competitors to continue to reduce pricing, particularly in room rates, which would have a negative impact on our gross profit. These adverse effects would likely be exacerbated if current global economic conditions persist or worsen resulting in wide-ranging, adverse and prolonged effects on general business conditions and our operations, financial results and liquidity.

We face intense competition in the two markets where we operate.

In Las Vegas, competition has continued to increase as a result of factors such as the ongoing economic downturn, hotel room inventory increases and gaming floor expansions in addition to convention, trade show and meeting space additions. Our success depends on the ability of Riviera Las Vegas to attract customers and realize corresponding revenues. Riviera Las Vegas competes with casino resort properties and hotels in the Las Vegas area. Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, approximately ten additional major gaming properties in the downtown area and many additional gaming properties located in other areas of Las Vegas. Riviera Las Vegas competes with these properties based on overall atmosphere, range of amenities, level of service, price, location, entertainment offered, shopping and restaurant facilities, theme and size. Companies that own and operate multiple hotel/casino facilities operate many of the gaming properties in Las Vegas. These companies have greater name recognition and financial and marketing resources than we do and often market to the same target demographic groups as we do.

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

We operate in only the Las Vegas and Black Hawk markets, which exposes us to greater risks than gaming companies with a presence in more markets.

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

Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel or our inability to hire additional personnel could significantly harm our business.

Our ability to operate successfully is dependent, in part, upon the continued services of certain of our executive personnel. The loss of the services of any member of our management team or our inability to attract or retain key employees in the future could have a material adverse effect on us.

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

Nevada, and Colorado (for so long as we own the Riviera Black Hawk), state and local government authorities require us to obtain gaming licenses and require our officers and key employees to demonstrate suitability to be involved in gaming operations. Those authorities may limit, condition, suspend or revoke a license for any cause they deem reasonable. Also, if we violate any gaming laws or regulations, those authorities may levy substantial fines against us or the individuals involved in the violations. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We cannot assure you that any new licenses, registrations, findings of suitability, permits and approvals will be granted or that our existing ones will be renewed when they expire. Any failure to renew or maintain our licenses or receive new licenses when necessary would have a material adverse effect on us.

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

Generally, we are subject to various federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply could result in the imposition of severe penalties or restrictions on our operations by governmental agencies or courts. In 2002, the Las Vegas property experienced a diesel leak. Our continuing efforts to monitor and remediate the effects of this leak have been affected by construction at neighboring projects. We are continuing to monitor this matter. In order to come to final resolution regarding this issue with the Nevada Department of Environmental Protection, we may be required to take remediation steps including the excavation of the affected area. We are unable to estimate the cost of remediation at the present time.

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

Energy price increases may adversely affect our costs of operations and our revenues.

Our casino properties use significant amounts of energy, natural gas and other forms of energy. Substantial increases in the cost of electricity in the United States could have a negative effect on our operating results. The extent of the impact is subject to the magnitude and duration of energy price increases, but this impact could be material. In addition, energy price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties which could negatively impact our revenues.

Our business, financial condition, results of operations and future prospects are dependent on many factors that are beyond our control.

The economic health of our business is generally affected by a number of factors that are beyond our control, including:

•	general economic conditions, including the impact of a worsening macroeconomic environment;

•	economic conditions specific to our primary markets;

•	general condition of the banking and credit markets;

•	decline in tourism and travel due to concerns about homeland security, terrorism or other destabilizing events;

•	decline in the Las Vegas convention business;

•	the ability to renegotiate union contracts in Las Vegas;

•	intense competitive conditions in the gaming industry including the possibility of the approval of video lottery terminals and/or slot machines at racetracks in and around the Denver area and the effect such conditions may have on the pricing of our games and products;

•	changes in the regulatory regimes affecting our business, including changes to applicable gaming, employment, environmental or tax regulations;

•	inaccessibility to our property due to construction on adjoining or nearby properties, streets or walkways;

•	substantial increases in the cost of electricity, natural gas and other forms of energy;

•	local conditions in key gaming markets, including seasonal and weather-related factors;

•	increased transportation costs;

•	levels of disposable income of casino customers;

•	continued increases in health care costs;

•	increases in gaming taxes or fees;

•	increases in Clark County, Nevada facilities inspection fees and resulting remedial actions;

•	the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar; and

•	an outbreak or suspicion of an outbreak of an infectious communicable disease.

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

In addition to concerns about war, homeland security and terrorism, other factors affecting discretionary consumer spending include; consumers’ confidence in general or regional economic conditions, consumers’ disposable income, and consumers’ fears of a continued or worsening economic recession or an economic depression. Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on our pricing and harming our operations.

A significant portion of our labor force is covered by collective bargaining agreements, and a dispute with covered employees or new labor agreements may lower our revenues and increase our costs.

Approximately 785 of our 1,240 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.

Our revenues may be negatively impacted by volatility in our hold percentage.

Casino revenue is recorded as the difference between gaming wins and losses or net win from gaming activities. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our slot machines, table games, race and sports betting, and all other games we provide to our customers. We use the hold percentage as an indicator of a game’s performance against its expected outcome. Although each game generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. The hold percentage and actual outcome on our games can be impacted by the level of a customer’s skill in a given game, errors made by our employees, the number of games played, faults within the computer programs that operate our slot machines and the random nature of slot machine payouts. If our games perform below their expected range of outcomes, our cash flow will suffer.

Our hotels and casinos may need to increase capital expenditures to compete effectively but we may not have sufficient funds to do so.

Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment may be necessary from time to time to preserve the competitiveness of our hotels and casinos. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to raise funds for such purposes elsewhere, we may be unable to make necessary improvements and our facilities may be less attractive to our visitors than that of our competitors’, causing us to lose our competitive position.

We are dependent upon technology services and electrical power to operate our business, and if we experience damage or service interruptions, we may have to cease some or all of our operations, resulting in a decrease in revenues.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate. Without electrical power or a failure of the technology services needed to run the computers, we may be unable to run all or parts of gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Although our systems have been designed based on industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

Our success depends on the value of our Riviera brand.

We depend on the name recognition of our Riviera brand in our marketing efforts. Maintaining and building recognition of our brand are important to expanding our customer base. If the value of our brand were adversely affected, our ability to attract customers would be negatively impacted and our growth could be impaired.

Our failure to protect our brands may undermine our competitive position and litigation to protect our brands or defend against third-party allegations of infringement may be costly.

We believe that it is important for our business to achieve brand recognition. We rely primarily on tradenames to achieve brand recognition. Third parties may infringe or misappropriate our trademarks, trade names, and other intellectual property rights, which could have a material adverse effect on our business, financial condition, or operating results. In addition, policing unauthorized use of our trademarks, trade names, and other intellectual property can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. We cannot give any assurance that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects, and reputation.

Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.

There is a growing political and scientific consensus that emission of greenhouse gases, also referred to herein as “GHGs” continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. Climate change could have a material adverse effect on our results of operations, financial condition, and liquidity. We have described the risks to us associated with extreme weather events in the risk factors above.

We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions, and in the past, federal legislation has been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. Further, regulation of GHG emissions may limit our customers' ability to travel to our properties as a result of increased fuel costs or restrictions on transportation.

We could face increased costs related to defending and resolving legal claims and other litigation related to cyber security issues.

Our reputation and business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers' or our business partners' or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers, business partners, or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our customers' information may be lost, disclosed, accessed or taken without our customers' consent.

In addition, we and our third party service providers and other business partners process and maintain proprietary business information and data related to our business-to-business customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, customer, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, customers' or business partners' information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition.

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations.

As of December 31, 2011, we had indebtedness of approximately $72.4 million. We have available to us a revolving line of credit of up to $10 million, which has not been drawn as of March 30, 2012. There can be no assurance in the future whether we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

•	requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•	placing us at a competitive disadvantage to competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, the non-compliance with which could result in an event of default.

We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available to us under our available credit in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our indebtedness imposes restrictive covenants on us.

Our indebtedness imposes various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt instruments include, among other obligations, limitations on our and our subsidiaries’ ability to:

•	sell assets;

•	change our business, management or ownership;

•	engage in any merger, acquisition or consolidation transactions;

•	incur additional debt;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	enter into certain transactions with affiliates; and

•	make payments on subordinated obligations.

Our ability to comply with the covenants imposed by the terms of our indebtedness may be affected by general economic conditions, industry conditions, and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with such covenants, including failure to comply as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

If there were an event of default under our indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt instruments. We cannot assure you that our assets or cash flow would be sufficient to repay borrowings under our outstanding debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those debt instruments.

We have never paid dividends do not intend to pay dividends in the foreseeable future and cannot pay dividends to any unsuitable person.

We have never paid dividends on our stock, nor do we anticipate paying dividends in the foreseeable future. We intend to retain our cash flow or earnings, if any, to use in our ongoing operations. Also, due to gaming law considerations, our Articles of Incorporation prohibit the payment of dividends to anyone who is deemed an “unsuitable person” or is an affiliate of an “unsuitable person.”

There is currently no trading market for our capital stock and the transfer of none may develop.

There is currently no public market for our capital stock. Further, applicable gaming law requirements severely restrict the ability of our stockholders to transfer their capital stock. If an active trading market does not develop, owners of our capital stock may have difficulty selling any of our common stock.

Ownership could be diluted by future issuances of our stock, options, warrants or other securities.

Ownership of our securities may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock. In particular, we may sell securities in the future in order to finance operations, expansions, or particular projects or expenditures.

Certain owners of our stock may have to file an application with, and be investigated by, the Nevada and/or Colorado gaming authorities. If that owner is deemed “unsuitable,” that owner could lose most of the attributes of being a stockholder and it could have a detrimental effect on us.

As defined in Nevada gaming regulations, any person who acquires more than 5% of a Registered Corporation’s voting securities must report the acquisition to the Nevada Commission. Nevada gaming regulations also require that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada gaming regulations, which acquires more than 10%, but not more than 11%, of our voting securities as a result of a stock repurchase by us may not be required to file such an application. Further, an institutional investor that acquires more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of our voting securities and maintain its waiver where the additional ownership results from a stock repurchase by us. However, any beneficial owner of our voting securities, regardless of the number of shares owned, may be required, at the discretion of the Nevada Commission, to apply for a finding of suitability. A finding of suitability is comparable to licensing, and the applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting the investigation.

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

Colorado requires that persons owning, directly or indirectly, 5% or more of our stock be certified as suitable for licensure. Persons found unsuitable by the Colorado Commission may be required immediately to terminate any direct or indirect beneficial interest in our voting securities. A finding of unsuitability with respect to any beneficial owner may also jeopardize our license. The annual renewal of our license may be conditioned upon the termination of any beneficial interest in our voting securities by unsuitable persons.

Forward-Looking Statements

Throughout this Annual Report on Form 10-K we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this Annual Report on Form 10-K will happen as described or that any positive trends referred to in this Form Annual Report on 10-K will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this Annual Report on Form 10-K thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	our limited operating history;

•	our inability to achieve projected financial results and to service our debt obligations;

•	negative effects of the Chapter 11 Cases on our image;

•	risks associated with successor liability and liabilities of Predecessor not provided for in the Plan;

•	the effects of disruption in the credit markets and worsening global and national economic conditions;

•	competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions, and, specifically, the approval of an initiative that would allow slot machines in Colorado race tracks;

•	risks related to geographic market concentration;

•	loss of management and key personnel;

•	changes or developments in laws, regulations or taxes in the gaming industry, specifically in Nevada where initiatives have been proposed to raise the gaming tax;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	adverse effects of factors that are beyond our control;

•	uninsured losses or losses that are not adequately covered by insurance;

•	costs and liabilities associated with litigation;

•	the consequences of concerns associated with wars, terrorism and homeland security;

•	labor disputes and work stoppages;

•	volatility in our hold percentage;

•	the availability of additional capital to support capital improvements and development;

•	the loss on technological services and electrical power;

•	the loss in value of the Riviera brand;

•	our inability to protect our brands;

•	adverse effects from climate change, climate change regulations and greenhouse gas effects;

•	costs associated with legal claims and litigation related to the alleged effect of our operations on climate change;

•	adverse consequences from data breaches and other cyber security related risks;

•	the availability and adequacy of our cash flow to meet our capital requirements, including payment of amounts due under our credit agreements, and our inability to raise additional capital if needed;

•	adverse consequences of interest rate fluctuations; and

•	restrictions imposed by the terms of our indebtedness and our ability to meet the affirmative and negative covenants set forth in our credit agreements.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Item 1B.        Unresolved Staff Comments

None.

Item 2.           Properties

Riviera Las Vegas

Riviera Las Vegas is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres. The building comprises approximately 1.8 million square feet. The building includes approximately 100,000 square feet of casino space, approximately 160,000 square feet of convention, meeting and banquet facility space, 2,075 hotel rooms, three restaurants, a buffet, three snack bars, four showrooms, a lounge and approximately 2,300 parking spaces. In addition, the building houses Riviera Las Vegas executive and administrative offices. We own the land and buildings on and in which we operate the Riviera Las Vegas.

There are approximately 20 food and retail concessions operated under individual leases with third parties. The leases are for periods from one month to several years.

Riviera Black Hawk

Riviera Black Hawk is located on 1.63 acres of land at 400 Main Street, Black Hawk, Colorado. The buildings include approximately 325,000 square feet and comprise 32,000 square feet of gaming space, parking spaces for approximately 520 vehicles (substantially all of which are covered), a 252-seat buffet, one bar, a banquet room with seating for approximately 200 people and three outdoor patio areas where patrons can smoke. We own the land and buildings on and in which we operate the Riviera Black Hawk. As described more fully elsewhere in this Annual Report on Form 10-K, the Company has entered into a definitive agreement to sell RBH, the Company’s subsidiary operating the Riviera Black Hawk.

Encumbrances

We have pledged essentially all of our assets, including the Riviera Las Vegas and the Riviera Black Hawk, as collateral to secure our obligations under the Series A Credit Agreement (as defined in Note 11 to the consolidated financial statements) and the Series B Credit Agreement (as defined in Note 11 to the consolidated financial statements).

Item 3.         Legal Proceedings

We are party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel or casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s equity securities. As described elsewhere in this Annual Report on Form 10-K, on the Substantial Consummation Date, all existing shares of the Company’s equity securities, including common stock outstanding prior to the Substantial Consummation Date, were cancelled, and the Company issued (i) 10 shares of Class A Voting Common Stock, and (ii) 8,550,000 shares of Class B Non-Voting Common Stock. Between June 26, 2009 and the Substantial Consummation Date, our then common stock was quoted on the OTC Pink market tier maintained by OTC Markets Group Inc.

As of March 30, 2012, there was one stockholder of record of our Class A Voting Common Stock and 16 stockholders of record of our Class B Non-Voting Common Stock.

We have never paid dividends on our stock, nor do we anticipate paying dividends in the foreseeable future. We intend to retain our cash flow or earnings, if any, to use in our ongoing operations. The holders of our Class A Voting Common Stock have no right to receive dividends or any other distributions. Subject to the rights of any preferred stock when, as and if, dividends are declared on our common stock, whether payable in cash, in property or in securities of the Company, the holders of our Class B Non-Voting Common Stock shall be entitled to share equally, share for share, in such dividends. Also, due to gaming law considerations, we are prohibited to pay dividends to anyone who is deemed an “unsuitable person” or is an affiliate of an “unsuitable person.”

During the fourth quarter of 2011, we did not make any purchases of our Class A Voting Common Stock.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate Riviera Las Vegas on the Las Vegas Strip in Las Vegas, Nevada, and Riviera Black Hawk in Black Hawk, Colorado.

On September 29, 2011, RHC, ROC, and RBH, entered into a Stock Purchase Agreement with Buyer, pursuant to which the Buyer agreed to purchase the Riviera Black Hawk by acquiring all of the issued and outstanding shares of common stock of RBH. The Buyer would pay $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, ROC would pay or satisfy substantially all of RBH’s indebtedness (which consists of inter-company accounts and equipment leases) and would leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the Stock Purchase Agreement). This transaction is expected to close in the second quarter of 2012.

Our capital expenditures for Riviera Las Vegas are geared primarily toward maintaining and upgrading our hotel rooms, gaming products, convention space, restaurants, bars and entertainment venues. Our capital expenditures for Riviera Black Hawk are geared primarily toward maintaining and upgrading our gaming products, food and beverage venues and overall facility.

Our primary marketing focus in Las Vegas is to maximize gaming revenues and grow revenue per available room, or RevPar. To maximize gaming revenues, we market directly to members of our Club Riviera utilizing customized mail offerings and special promotions to entice players to visit and game at the property. We frequently use complimentary room, food and beverage and entertainment products to increase player visits and gaming revenues. We also use various promotions to entice hotel guests that are not members of Club Riviera to join Club Riviera and game at the property. To grow RevPar, we are leveraging our remodeled hotel rooms and significant convention space to entice meeting planners and convention coordinators to choose Riviera Las Vegas for their events. Moreover, we are showcasing our new hotel room product to grow our tour and travel and internet sales.

In addition to the above, we continuously strive to maximize the number of people who patronize Las Vegas but who are not guests in our hotel. We achieve this by capitalizing on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities. We are well situated for walk-in traffic on the Las Vegas Strip near several major properties including the Circus Circus Las Vegas Resort and Casino, Las Vegas Hilton, Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects. While we benefit from our proximity to several major properties, the dormant Echelon and Fontainebleau construction projects have caused a major reduction in walk-in traffic. We anticipate that our walk-in traffic will be adversely impacted for the foreseeable future.

Basis of Presentation

In accordance with accounting guidance related to financial reporting by entities in reorganization under the United States Bankruptcy Code, we adopted fresh-start reporting upon the Plan being consummated on April 1, 2011. In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating our enterprise value as set forth in the Plan to our assets and liabilities pursuant to accounting guidance related to business combinations upon emergence from bankruptcy.

The accompanying results of operations for 2011 are presented for two periods: January 1, 2011 through March 31, 2011 (the "Predecessor Period"), and April 1, 2011 through December 31, 2011 (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in the Predecessor's assets and liabilities, while the Successor Period reflects the assets and liabilities at fair value by allocating the enterprise value to our company's assets and liabilities pursuant to accounting guidance related to business combinations. Moreover, the historical financial results of the Predecessor are not indicative of our current financial condition or our future results of operations. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Results of Operations

2011 Compared to 2010

	Successor
	Nine Months	Predecessor		Year	Percentage
(In thousands)	Ended	Three Months		Ended	Increase
	December 31,	Ended March	2011	December 31,	(Decrease)
	2011	31, 2011	Combined	2010	2011 vs 2010
Revenues
Casino	$28,837	$8,983	$37,820	$35,276	7.2%
Rooms	25,954	9,288	35,242	33,376	5.6%
Food and beverage	10,579	3,843	14,422	14,564	-1.0%
Entertainment	2,125	745	2,870	4,117	-30.3%
Other	2,888	1,088	3,976	4,255	-6.6%
Total revenues	70,383	23,947	94,330	91,588	3.0%
Less-promotional allowances	(9,356)	(3,298)	(12,654)	(12,253)	3.3%
Net revenues	61,027	20,649	81,676	79,335	3.0%
Expenses
Casino	19,881	5,779	25,660	19,877	29.1%
Rooms	14,420	4,578	18,998	18,527	2.5%
Food and beverage	9,249	3,498	12,747	13,236	-3.7%
Entertainment	1,627	425	2,052	2,385	-14.0%
Other	836	293	1,129	1,129	0.0%
Other operating expenses:
Share-based compensation	-	12	12	115	-89.6%
Other general and administrative	22,606	6,211	28,817	26,019	10.8%
Emergence related expenses	1,699	-	1,699	-	0.0%
Restructuring fees	-	-	-	1,270	-100.0%
Depreciation and amortization	4,058	2,388	6,446	9,812	-34.3%
Total expenses	74,375	23,184	97,559	92,370	5.6%
Loss from Operations	$(13,348)	$(2,535)	$(15,883)	$(13,035)	-21.8%

The results for the year ended December 31, 2011, which we refer to as "2011 Combined," were derived by the mathematical addition of the results of the Predecessor Period and the Successor Period. The presentation of financial information for 2011 Combined herein may yield results not fully comparable on a period-to-period basis, particularly with respect to depreciation, amortization, interest expense and tax provision accounts, as a result of the adoption of fresh-start reporting by us on April 1, 2011. In addition, 2011 Combined does not comply with accounting principles generally accepted in the United States or with the SEC's rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2011 to our results for current and prior periods.

Revenues

Net revenues for 2011 Combined were $81.7 million, an increase of $2.4 million, or 3.0%, from $79.3 million for the comparable period in the prior year.

Casino revenues for 2011 Combined were $37.8 million, an increase of $2.5 million, or 7.2% for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenue was $28.3 million, a decrease of $2.9 million, or 9%, from $31.1 million and table game revenue was $9.0 million, an increase of $3.0 million, or 50% from $6.0 million. Slot machine win decreased due to lower visitation during 2011 which saw coin-in decrease to $404.4 million for the year ended December 31, 2011 from $415.2 million in the prior year. Table Games, on the other hand, saw a substantial increase in volume due to the implementation of our strategy to target gamers that prefer the Baccarat, Pai Gow, and other traditionally Asian style games. Table Game drop was $47.1 million for 2011 Combined, compared to $32.3 million in the prior year.

Room revenues for 2011 Combined were 5.6% higher than the prior year. The increase in room revenues was primarily due to an increase in the Wholesale and Retail channels which more than offset the decline in the Convention channel. Occupancy increased to 77.3% for 2011 Combined from 74.9% in the prior year. Our average daily room rate increased $3.25. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for 2011 Combined declined 1.0% from the prior year. The decrease was due primarily to a reduction in banquet business resulting from the decline in the hotel’s convention/group occupancy Food & beverage revenues included $4.0 million and $3.5 million related to food and beverage provided to casino guests on a complimentary basis for 2011 Combined and twelve months ended December 31, 2010, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for 2011 Combined decreased 30.3% from the prior year. The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues. Entertainment revenues included $1.0 million and $2.0 million in revenues related to show tickets offered to guests on a complimentary basis for 2011 Combined and twelve months ended December 31, 2010, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for 2011 Combined decreased 6.6% from the prior year. The decrease in other revenues was primarily due to a decline in tenant rental income as a result of tenant lease terminations. The prolonged economic downturn made it unprofitable for some tenants to continue operating.

Promotional allowances were $12.7 million and $12.3 million for 2011 Combined and twelve months ended December 31, 2010, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to less complimentary offering redemptions.

Costs and Expenses

Costs and expenses for 2011 Combined were $97.6 million, an increase of $5.2 million, or 5.6%, from $92.4 million for the comparable period in the prior year.

Casino costs and expenses for 2011 Combined increased 29.1% from the prior year. The increase in casino expenses was primarily due to an increase in table game payroll and related costs as a result of the additional games added during the year, and a full year of operation of the Party Pit, which opened in October of 2010.

Room department costs and expenses for 2011 Combined increased 2.5% from the prior year, which is in line with the 2.9% increase in occupancy.

Food and beverage costs and expenses for 2011 Combined decreased 3.7% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower banquet volume as explained above. In addition, reductions in payroll and related costs also contributed to the improvement.

Entertainment department costs and expenses for 2011 Combined decreased 14.0% as we had fewer shows in the current period.

Other operating costs and expenses increased as a result of the emergence from bankruptcy including the additional professional fees required to implement fresh-start reporting, the costs associated with marketing the Riviera Black Hawk for sale, and the costs associated with marketing the Las Vegas property.

Net Loss from Continuing Operations

Net Loss from Continuing Operations for the 2011 Combined and the twelve months ended December 31, 2010 were $15.9 million and $13.0 million, respectively.

Discontinued Operations

On September 29, 2011, we entered into a Stock Purchase Agreement to sell our Black Hawk Colorado operation. We have reflected the operation as a discontinued operation and the related assets and liabilities as held for sale.

Liquidity and Capital Resources

Liquidity

We had cash and cash equivalents of $20.8 million and $15.2 million as of December 31, 2011 and 2010, respectively. Our cash and cash equivalents increased $5.6 million during 2011 Combined compared to the prior year primarily due to $20.0 million of cash provided to us under the Series B Credit Agreement, offset by cash used in operating activities of $7.6 million and $8.0 million in net cash used in by investing activities.

The $6.3 million in net cash used in operating activities was due primarily to the net loss from continuing operations, less depreciation expense and non-cash interest expense.

The $7.6 million in net cash used in investing activities was primarily related to capital expenditures. Approximately $6.9 million was used at the Riviera Las Vegas primarily to update the casino floor, install new flat panel TV’s and mattresses in 1,000 rooms, renovate our steak-house; create a new race and sports book and a new bingo room. The remaining amount was used to perform maintenance and safety related improvements to the property at the Riviera Las Vegas.

Debt Restructuring upon Emergence from Bankruptcy

As disclosed in our Current Report on Form 8-K filed with the SEC on April 7, 2011, the Company extinguished debt obligations related to the Predecessor Credit Facility and the Swap Agreement (as defined in Note 11 to the consolidated financial statements) on the Substantial Consummation Date and entered into the Series A Credit Agreement and the Series B Credit Agreement as described in Note 11 to the consolidated financial statements (see Exhibits 10.1 and 10.2 to the aforementioned Current Report on Form 8-K for copies of the credit agreements).

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

Accordingly, on the Substantial Consummation Date, the following balances, which were subject to compromise (see Note 10 and Note 11 to the consolidated financial statements), were extinguished effective April 1, 2011 (in thousands):

Predecessor Term Loan	$225,000
Predecessor Revolving Credit Facility	2,500
Interest Rate Swap	22,148
Accrued Interest	25,985

Series A Credit Agreement

The information set forth under the caption “Successor – Series A Credit Agreement” in Note 11 to the consolidated financial statements is incorporated herein by reference.

Series B Credit Agreement

The information set forth under the caption “Successor – Series B Credit Agreement” in Note 11 to the consolidated financial statements is incorporated herein by reference.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. We periodically evaluate our policies, and our estimates and assumptions related to these policies. We operate in a highly regulated industry. For Riviera Las Vegas and Riviera Black Hawk, we are subject to regulations governing operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include the liability associated with customer loyalty programs, the cost of workers compensation, property and casualty insurance settlements and the cost of litigation. We believe that these estimates are reasonable based upon our past experience with our business and based upon our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates.

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

Income Taxes

We are subject to income taxes in the United States. Authoritative guidance for accounting for income taxes requires that we account for income taxes by recognizing deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

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

The tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Authoritative guidance for uncertainty in accounting for income taxes specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2011 and 2010, we recognized no amounts for interest or penalties.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts based on historical experience and specific customer collection issues. Any unforeseen change in customers’ liquidity or financial condition could adversely affect our ability to collect account balances and our operating results.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of Other Comprehensive Income (“OCI”) as part of the statement of changes in stockholders' equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of OCI and a total of OCI, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with accounting principles generally accepted in the United States and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the consolidated financial statements.

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

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance is expected to only affect the accounting for base jackpots, as the guidance uses the same principle that is currently applied by the Company to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of January 1, 2011, which did not have a material impact on the Company's consolidated financial statements.

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.           Other Information

None

Item 10.            Directors, Executive Officers and Corporate Governance

Director Qualifications

The Board consists of four members. The Board believes that it is necessary for each of the Company’s directors to possess many qualities and skills. When searching for new candidates, the Board considers the evolving needs of the Board and searches for candidates that fill any current or anticipated future gap. The Board also believes that all directors must possess a considerable amount of business management and educational experience. The Board first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics and commitment when considering director candidates. The Board also focuses on education, professional experience and differences in viewpoints and skills. In considering candidates for the Board, the Board considers the entirety of each candidate’s credentials in the context of these standards. With respect to the nomination of continuing directors for re-election, the individual’s contributions to the Board are also considered. All our directors bring to the Board a wealth of executive leadership experience derived from their service in various leadership capacities in the private and public sectors.

Directors

The following table presents information as of March 30, 2012 regarding our directors and the directors of Riviera Operating Corporation (“ROC”), our wholly-owned subsidiary:

Name	Age	Position

Barry Sternlicht	51	Chairman of the Board

Marcos Alvarado	32	Director

Derek Stevens	44	Director

Andy Choy	36	Director, Chief Executive Officer and President

Each of the directors was appointed to the Board as of the Substantial Consummation Date pursuant to the Plan. Each of Messrs. Sternlicht, Stevens, Alvarado and Choy were designated to the Board pursuant to the Stockholders Agreement described in Item 1 of this Annual Report on Form 10-K and Note 16 to the consolidated financial statements.

Provided below are descriptions and the backgrounds of our directors and their principal occupations for the past five years.

Barry S. Sternlicht, age 51, is the Chairman & Chief Executive Officer and owner of Starwood Capital Group, a private investment firm he formed in 1991, and its related entities. Entities affiliated with Starwood Capital Group collectively own approximately 43% of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC (which is managed and partly owned by Derek Stevens) and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Mr. Sternlicht is also Chairman of Starwood Property Trust, a newly formed mortgage REIT trading on the NYSE under the symbol STWD and is also Chairman of the Board of Societé du Louvre. From 1995 through early 2005, Sternlicht was Chairman and CEO of Starwood Hotels & Resorts Worldwide, Inc., a company he founded in 1995. Mr. Sternlicht is a trustee of Brown University. He serves on the Board of Directors of Mammoth Mountain, The Estée Lauder Companies, Ellen Tracy, Field & Stream, the National Advisory Board of JP Morgan Chase, and the International Advisory Board of Eurohypo Bank. He serves on the boards of the Pension Real Estate Association, Robin Hood, the Dreamland Theatre, Juvenile Diabetes Research Foundation’s National Leadership Advocacy Program, and the Business Committee for the Arts. He received his BA, magna cum laude, with honors from Brown University. He later earned an MBA with distinction from Harvard Business School.

Derek J. Stevens, age 44, is part-owner of and manages Desert Rock Enterprises LLC, through which he has been involved in the management of the Golden Gate Casino since March 2008. Desert Rock Enterprises LLC owns approximately 12% of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Mr. Stevens is currently the Chief Executive Officer of Golden Gate Casino, a position he has held since September 2009. In addition, Mr. Stevens controls The Cold Heading Co., Ajax Metal Processing, Inc. and Wolverine Carbide & Tool, Inc. He has been found suitable in both Nevada and Colorado. Mr. Stevens is a 1990 graduate of the University of Michigan. He received an M.B.A. in finance from Wayne State University in 1994.

Marcos Alvarado, age 32, is a Vice President of Starwood Capital Group responsible for the origination, underwriting, structuring and execution of investments in all property types across the capital stack with a geographic focus on New York City and sector focus on gaming and the financial services. Mr. Alvarado serves on the Board of Directors of Opus Bank, a California-based commercial bank, and Northwest Management, the holding company for the assets of Corus Bancshares.  He is also a member of the Executive Committee of ST Residential. Prior to joining Starwood Capital Group in 2008, Mr. Alvarado was a Vice President in Lehman Brothers’ Global Real Estate Group, and prior to that he worked in Morgan Stanley’s CMBS group. Mr. Alvarado holds a BA from Dartmouth College.

Andy Choy, age 36, previously served as a manager at the Venetian Las Vegas from August 2007 to July 2008 and as a Senior Vice President at the Venetian Macao from August 2008 to November 2009. Prior to that, Mr. Choy served interim senior management roles within Carl Icahn’s portfolio of distressed assets. Mr. Choy is a 1996 graduate of the University of California, Berkeley. He received an M.B.A. in business administration from Stanford University Graduate School of Business in 2002.

Executive Officers

The following table presents information as of March 30, 2012 regarding our and ROC’s executive officers:

Name	Age	Position

Andy Choy	36	Chief Executive Officer and President of RHC and ROC

Larry King	50	Chief Financial Officer, Vice President - Finance and Treasurer of RHC

		Chief Financial Officer and Treasurer of ROC

Tullio Marchionne	56	Secretary of RHC and ROC

Messrs. Choy and Marchionne were appointed to the positions indicated above as of the Substantial Consummation Date. Mr. King was appointed to the positions indicated above on April 19, 2011. Our officers serve at the discretion of our Boards of Directors and are also subject to the licensing requirements of the Nevada and Colorado Gaming Commissions.

Provided below are descriptions and the backgrounds of Messrs. King and Marchionne. Mr. Choy’s background is described above.

Larry King, age 50, is a Certified Public Accountant and brings over 20 years of experience in the hospitality industry, primarily in the area of finance and accounting. Before joining the Company, Mr. King served as the Vice President of Finance for the Sahara Hotel & Casino in Las Vegas between June 2008 and April 2011. In this role, he was responsible for all aspects of finance and accounting, including developing and implementing internal controls, financial reporting, and operations analysis. Prior to that, Mr. King served as the Vice President of Accounting of Tropicana Entertainment, a publicly traded company operating casinos and resorts, between October 2006 and June 2008, where he was responsible for SEC reporting and accounting for the acquisition of Aztar Corporation and implementing standardized internal controls at all operating units. Mr. King served as the Senior Director of Finance with the Isle of Capri Biloxi, a hotel casino located in Biloxi, Mississippi, between July 2005 and October 2006, where he managed all aspects of hotel and casino accounting for the property. Mr. King received a Bachelor of Science degree in Business Administration with a concentration in accounting in 1984 from San Jose State University.

Tullio J. Marchionne, age 56, has served as our secretary since February 2000. Mr. Marchionne served as a Co-CEO between April 2010 and March 2011 and as our General Counsel between January 2000 and March 2011. Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a casino dealer and served in various capacities including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when he was transferred to the Four Queens Hotel and Casino as Director of Casino Operations pursuant to the management agreement our subsidiary had with the Four Queens. He served in that position until May 1997. Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997. Mr. Marchionne served as a Casino Supervisor with Bally’s Las Vegas from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort at Summerlin from November 1998 until December 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (Section 16(a)) requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC certain reports regarding ownership of our common stock. Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports that were furnished to us by those reporting persons in connection with certain of those reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during 2011.

Code of Ethics

We have adopted certain ethical policies that apply to all of our employees at the level of supervisor or higher, including our principal executive officer and principal financial and accounting officer. Those policies, together with certain rules adopted by our Disclosure Committee, comprise what we consider to be our code of ethics. Those policies and rules are available on our Internet web site at www.rivierahotel.com by clicking on the “Investor Relations” link.

Item 11.           Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to the following type of executive officers for 2011 Combined and for the fiscal year ended December 31, 2010: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officers for 2011 Combined; (ii) the Company’s two most highly compensated executive officers, other than the current and former principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2011; and (iii) up to two additional individuals, other than the current and former principal executive officers, for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2011. We refer to these individuals collectively as our “Named Executive Officers”.

				Non-Equity
				Incentive Plan	All Other
				Compensation	Compensation
Name and Principal Position (1)	Year	Salary	Stock Awards	(2)	(3,4,5)	Total
Andy Choy Chief Executive Officer and President	2011	$323,654	$-	$-	$248	$323,902
Larry King Chief Financial Officer	2011	160,616	-	-	299	160,915
Tullio Marchionne Co-CEO and Secretary	2011	228,462	-	-	77,704	306,166
	2010	285,205	-	150,000	43,523	478,728
Robert A. Vannucci, Co-CEO, President and Chief Operating Officer of ROC	2011	400,000	-	-	104,601	504,601
	2010	400,000	-	200,000	37,063	637,063
Phillip B. Simons Co-CEO and Chief Financial Officer	2011	96,874	-	-	126,906	223,780
	2010	235,205	-	125,000	14,035	374,240

(1) Change in Officers of the Company:

Upon the Substantial Consummation Date, Andy Choy was appointed Chief Executive Officer and President of the Company and Tullio Marchionne, Robert A. Vannucci, and Phillip B. Simons resigned their positions as Co-CEO's of the Company effective March 31, 2011. Also at that time, Robert A. Vannucci resigned his position as President and Chief Operating Officer of ROC and assumed the position of Special Assistant to the CEO. Phillip B. Simons resigned his position as Chief Financial Officer of the Company on April 19, 2011. Larry King joined the Company as Chief Financial Officer on April 19, 2011. Tullio Marchionne retains his title as Secretary of the Company.

(2) The reported amounts are awards paid for achievements of our performance targets under our milestone and incentive compensation programs described below.

(3) Includes payment for auto allowance, executive life insurance, long-term health care and a bonus paid prior to emergence from bankruptcy.

(4) Includes payment of accrued vacation balances of $7,642 for Mr. Simons, $28,212 for Mr. Vannucci and $36,060 for Mr. Marchionne in 2010.

(5) Mr. Simons received a severance payment of $62,500 in 2011.

The following descriptions of our compensation agreements, plans and programs are intended to assist in your reading and understanding of the information reported in the Summary Compensation table above and the related footnotes.

Employment Agreements

The company is currently negotiating employment agreements with certain members of senior management.

We entered into an employment agreement with Mr. Vannucci effective September 1, 2006 and the agreement remained in force until we replaced it on the Substantial Consummation Date, as further described below.  The agreement was for a one-year term and automatically renewed for successive one-year terms.  Mr. Vannucci’s base compensation was $400,000, and he was entitled to participate in our then-Incentive Compensation Program.  The agreement provided for severance payments upon termination of employment under certain circumstances but no triggering events occurred during the term of the agreement.

On the Substantial Consummation Date, Mr. Vannucci entered into a new employment agreement with ROC. The employment agreement provides that Mr. Vannucci will be an non-executive employee employed as Special Advisor to the President and Chief Executive Officer of ROC for a period of 13 months beginning on the Substantial Consummation Date, subject to earlier termination of the employment agreement by either party. During the term of his employment agreement, Mr. Vannucci will receive an annual base salary of $400,000 and other welfare benefits. Upon a termination of employment without “cause” (as defined in the employment agreement) during the 13 month term of the employment agreement, Mr. Vannucci will continue to receive his annual base salary and welfare benefits, in each case through the end of the 13 month term of the employment agreement. If Mr. Vannucci’s employment with ROC terminates for any other reason, the employment agreement is terminated and Mr. Vannucci will not receive any further compensation or benefits following the effective date of the termination of his employment. Upon the termination of his employment for any reason, Mr. Vannucci will be subject to restrictions on solicitation of Company employees for a one-year period following termination of employment and a confidentiality and non-disclosure covenant for a two-year period following termination of employment. The foregoing description of Mr. Vannucci’s employment agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which is attached hereto as Exhibit 10.4 and is incorporated herein by reference.

Restricted Stock Plan

The Company terminated its restricted stock plan upon the Substantial Consummation Date. No awards under the restricted stock plan were made in 2010 and 2011.

Stock Option Plans and Stock Grants

None of the Named Executive Officers were granted stock options in 2011 or 2010.

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

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not hold any unexercised options, unvested stock or equity incentive plan awards as of December 31, 2011.

Post Termination and Change in Control Arrangements

As further described above, on the Substantial Consummation Date, ROC entered into an employment agreement with Mr. Robert Vannucci that entitles Mr. Vannucci to receive severance payments under certain circumstances.

DIRECTOR COMPENSATION

The following table sets forth all compensation paid to our directors for the fiscal year ended December 31, 2011.

				Nonqualified
	Fees Earned or		Non-Equity	Deferred
	Paid in Cash		Incentive Plan	Compensation	All Other
Name	(1,2)	Option Awards	Compensation	Earnings	Compensation	Total

Current:
Barry Sternlicht	$-	$-	$-	$-	$-	$-
Marcos Alvarado	-	-	-	-	-	-
Derek Stevens	-	-	-	-	-	-
Andy Choy	-	-	-	-	-	-
Resigned on the Substantial
Consummation Date:
Vincent L. DiVito	53,140	-	-	-	-	53,140
Paul A. Harvey	23,629	-	-	-	-	23,629
James N. Land, Jr.	22,853	-	-	-	-	22,853
Total	$99,622	$-	$-	$-	$-	$99,622

(1) The reported amounts represent the aggregate of the fees earned for services as the chairman or director of our board, fees earned as chairman of one or more of our committees and meeting fees.

(2) Included in the amounts reported in the table above are amounts earned in 2010 and paid in 2011 to Mr. Harvey in the amount of $1,000 and Mr. Land of $3,000.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has two classes of common stock: Class A Voting Common Stock and Class B Non-Voting Common Stock. Only the Class A Voting Common Stock is a voting security. The following tables contain information regarding the beneficial ownership of our Class A Voting Common Stock and Class B Non-Voting Common Stock as of March 30, 2012, by (i) each of our directors and each of our Named Executive Officers, and (ii) all of our directors and executive officers as a group. With respect to our Class A Voting Common Stock, one of the tables below contains information regarding the beneficial ownership by each person who, to our knowledge, beneficially owns more than 5% of the Class A Voting Common Stock. The percentage of outstanding shares of common stock represented by each named person’s stock ownership assumes the exercise by such person of all stock warrants beneficially owned by such person that are exercisable within 60 days of March 30, 2012, but does not assume the exercise of stock warrants by any other persons. The percentage of outstanding stock represented by the stock ownership of all of our directors and executive officers as a group assumes the exercise by all members of that group of stock warrants beneficially owned by such members that are exercisable within 60 days of March 30, 2012, but does not assume the exercise of options by any persons outside of that group. Except as indicated in the footnotes to the tables, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name. The address for each director and executive officer is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

	Class A Voting Common Stock Beneficially Owned
Name(1)	Number	Percentage

Barry S. Sternlicht(2)	10	100%
Derek J. Stevens	0	0.0%
Marcos Alvarado	0	0.0%
Andy Choy	0	0.0%
Larry King	0	0.0%
Tullio J. Marchionne	0	0.0%
Phillip B. Simons(3)	0	0.0%
Robert A. Vannucci(3)	0	0.0%

All directors and executive officers as a group(1), (2)	10	100.0%

(1)	Except for the Starwood Capital Entities (as defined in footnote 1 to the table below) and Desert Rock Enterprises, LLC, each of the holders of our Class B Non-Voting Common Stock hold warrants to acquire membership interests in Riviera Voteco, L.L.C. These warrants are currently exercisable by their terms but the warrant holders may not exercise them without first obtaining all required gaming approvals necessary to acquire a membership interest in Riviera Voteco, L.L.C. Because it is probable that the period of time necessary to obtain the required gaming approvals will exceed 60 days, for purposes of the table above, none of these warrant holders are deemed to be beneficial owners of Riviera Voteco, L.L.C.

(2)	Riviera Voteco, L.L.C. is the record owner and has sole voting and investment power over these shares, which represents 100% of the outstanding shares of Class A Voting Common Stock. BSS Voteco, L.L.C., in its capacity as a member of Riviera Voteco, L.L.C., has voting and investment power over these shares. In turn, Barry S. Sternlicht, one of the Company’s directors, in his capacity as the sole member of BSS Voteco, L.L.C., has voting and investment power over the shares beneficially owned by BSS Voteco, L.L.C. The address of each of Riviera Voteco, L.L.C. and BSS Voteco, L.L.C. is 591 West Putnam Avenue, Greenwich, CT 06830.

(3)	Following the Substantial Consummation Date, Mr. Simons served as the Chief Financial Officer and Treasurer of the Company until April 19, 2011, and Mr. Vannucci serves as a Special Advisor to the President and Chief Executive Officer of ROC.

	Class B Non-Voting Common Stock Beneficially Owned
Name	Number	Percentage

Directors and Executive Officers:
Barry S. Sternlicht(1)	3,917,815	43.3%
Derek J. Stevens(2)	1,044,998	11.6%
Marcos Alvarado	0	0.0%
Andy Choy	0	0.0%
Larry King	0	0.0%
Tullio J. Marchionne	0	0.0%
Phillip B. Simons(3)	0	0.0%
Robert A. Vannucci(3)	0	0.0%

All directors and executive officers as a group	4,962,813	54.9%

(1)	Mr. Sternlicht is the beneficial holder of 2,448,637 shares (27.1%) held by SCH/VIII Bonds LLC, 816,209 shares (9.0%) held by SCH/VIII Bonds II LLC, 172,845 shares (1.9%) held by SCH/VIII Bonds III LLC, and 480,124 shares (5.3%) held by SCH/VIII Bonds IV LLC. (these entities are collectively referred to in this Annual Report on Form 10-K as the “Starwood Capital Entities”). The address for each of the Starwood Capital Entities is C/O Starwood Capital Group, 591 West Putnam Avenue, Greenwich, CT 06830.

(2)	Mr. Stevens is the beneficial holder of 1,044,998 shares held by Desert Rock Enterprises, LLC. The Desert Rock Enterprises, LLC members are Derek J. Stevens (78% membership interest) and Gregory J. Stevens (22% membership interest). The address for Desert Rock Enterprises, LLC is One Fremont Street, Las Vegas, NV 89101.

(3)	Following the Substantial Consummation Date, Mr. Simons served as the Chief Financial Officer and Treasurer of the Company until April 19, 2011 and Mr. Vannucci serves as a Special Advisor to the President and Chief Executive Officer of ROC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2011, the Company did not maintain any compensation plans or individual compensation arrangements under which the Company’s equity securities are authorized for issuance.

Item 13.           Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

During 2011, the Company paid an aggregate of $1.0 million of expenses associated with gaming authority licensing in Nevada and Colorado on behalf of Starwood Capital Entities. Mr. Sternlicht is our Chairman of the Board and is also the Chairman, Chief Executive Officer and owner of Starwood Capital Group and its related entities. Further, Mr. Sternlicht beneficially owns 100% of the shares of our Class A Voting Common Stock and approximately 43% of the shares of our Class B Non-Voting Common Stock (which shares of Class B Non-Voting Common Stock are directly owned by entities related to Starwood Capital Group). In addition, Marcos Alvarado, one of our directors, is an employee of an entity related to Starwood Capital Group. Neither Mr. Sternlicht nor Mr. Alvarado has any material interest in the described transaction. There were no reportable relationships or transactions for 2010.

Although not in writing, the Board engages in discussions regarding related party transactions reflecting our Board’s understanding of policies and procedures which give our Board the power to approve or disapprove potential related party transactions of our directors and executive officers, their immediate family members and entities where they hold a 5% or greater beneficial ownership interest. Our Board is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related party’s interest in the transaction.

Director Independence

The Board is comprised of individuals with a direct and/or indirect financial interest in the Company, or is part of the senior management team. As such, none of our directors is independent.

Item 14.           Principal Accounting Fees and Services

Audit Fees

We were billed by our principal accountants, Ernst & Young, a total of $380,000 for each of 2011 and 2010 for their audits of our annual consolidated financial statements and their reviews of our consolidated financial statements in our Quarterly Reports on Form 10-Q for the respective years.

Audit-Related Fees

We were billed $171,100 by Ernst & Young in 2011 and $114,000 in 2010 for audit-related services associated with the adoption of fresh-start reporting in 2011 and our potential debt restructuring in 2010 that are not reported above in “Audit Fees”.

Tax Fees

We were billed $277,200 and $112,800 by Ernst & Young in 2011 and 2010, respectively, for tax services associated with our potential restructuring, the sale of RBH, and general advisory services.

All Other Fees

We were not billed by Ernst & Young for other professional services in fiscal years 2011 and 2010.

PART IV

Item 15.            Exhibits, Financial Statement Schedules

(a)(1)   List of Financial Statements

The following is a list of our Independent Registered Public Accounting Firm’s Reports and the Company’s consolidated financial statements filed as part of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Balance Sheets as of December 31, 2011 (Successor) and 2010 (Predecessor)

•	Consolidated Statements of Operations for the period January 1, 2011 through March 31, 2011 (Predecessor) and the period April 1, 2011 through December 31, 2011 (Successor), and the year ended December 31, 2010 (Predecessor)

•	Consolidated Statements of Stockholders’ Deficit for the period January 1, 2011 through March 31, 2011 (Predecessor) and the period April 1, 2011 through December 31, 2011 (Successor), and the year ended December 31, 2010 (Predecessor)

•	Consolidated Statements of Cash Flows for the period January 1, 2011 through March 31, 2011 (Predecessor) and the period April 1, 2011 through December 31, 2011 (Successor), and the year ended December 31, 2010 (Predecessor)

•	Notes to Consolidated Financial Statements

(a)(2)     List of Financial Statement Schedules

No financial statement schedules have been filed with this Annual Report on Form 10-K because they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)(3)     List of Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index herein, which information is incorporated herein by reference, and such exhibits are filed herewith.

(b)         The exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Annual Report on Form 10-K.

(c)         Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2012	RIVIERA HOLDINGS CORPORATION

	By:	/s/ Andy Choy
Andy Choy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry S. Sternlicht	Chairman of the Board	March 30, 2012
Barry S. Sternlicht

	Director and Chief Executive Officer	March 30, 2012
/s/ Andy Choy	(Principal Executive Officer)
Andy Choy

/s/ Marcos Alvarado	Director	March 30, 2012
Marcos Alvarado

/s/ Derek J. Stevens	Director	March 30, 2012
Derek J. Stevens

	Treasurer and Chief Financial Officer	March 30, 2012
/s/ Larry King	(Principal Financial Officer)
Larry King

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Stock Purchase Agreement, dated as of September 29, 2011, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., Monarch Growth Inc. and Monarch Casino & Resort, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on September 30, 2011).

3.1	Certificate of Amended and Restated Articles of Incorporation of Riviera Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A, filed on April 1, 2011).

3.2	Amended and Restated By-Laws of Riviera Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A, filed on April 1, 2011).

4.1	Stockholders Agreement, dated as of April 1, 2011, by and among SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Cerberus Series Four Holdings, LLC, Desert Rock Enterprises, LLC, Strategic Value Special Situations Master Fund, LP, Riviera Voteco, L.L.C. and Riviera Holdings Corporation (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, filed on April 1, 2011).

10.1	Series A Credit Agreement, dated as of April 1, 2011, by and among Riviera Holdings Corporation, the Guarantors party thereto, the several banks and other financial institutions from time to time parties thereto, and Cantor Fitzgerald Securities, a New York general partnership, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 7, 2011).

10.2	Series B Credit Agreement, dated as of April 1, 2011, by and among Riviera Holdings Corporation, the Guarantors party thereto, the several banks and other financial institutions from time to time parties thereto, and Cantor Fitzgerald Securities, a New York general partnership, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 7, 2011).

10.3	Intercreditor Agreement, dated as of April 1, 2011, by and among Cantor Fitzgerald Securities, in its capacity as First Lien Agent, Cantor Fitzgerald Securities, in its capacity as Second Priority Agent, Riviera Holdings Corporation, and each of its Subsidiaries party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on April 7, 2011).

10.4†	Employment Agreement, dated as of April 1, 2011, by and between Riviera Operating Corporation and Robert A. Vannucci (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on April 7, 2011).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4, filed on August 9, 2002 (SEC File No. 333-97907))

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated September 29, 2011 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on September 30, 2011).

101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
†	Management contract, compensatory plan or arrangement.

RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2011 (Successor) and 2010 (Predecessor)	F-3

Consolidated Statements of Operations for the period January 1, 2011 through March 31, 2011 (Predecessor), the period April 1, 2011 through December 31, 2011 (Successor), and the year ended December 31, 2010 (Predecessor)	F-4

Statements of Stockholders’ Equity (Deficit) for the period January 1, 2011 through March 31, 2011 (Predecessor), the period April 1, 2011 through December 31, 2011 (Successor), and the year ended December 31, 2010 (Predecessor)	F-5

Statements of Cash Flows for the period January 1, 2011 through March 31, 2011 (Predecessor), the period April 1, 2011 through December 31, 2011 (Successor), and the year ended December 31, 2010 (Predecessor)	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Riviera Holdings Corporation

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation and subsidiaries (the Company) as of December 31, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations, changes in shareholder’s (deficit) equity, and cash flows for the nine-month period ended December 31, 2011 (Successor), the three-month period ended March 31, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riviera Holdings Corporation and subsidiaries at December 31, 2011 (Successor) and 2010 (Predecessor), and the consolidated results of its operations and its cash flows for the nine-month period ended December 31, 2011 (Successor), the three-month period ended March 31, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), in conformity with US generally accepted accounting principles.

As discussed in Note 1 and 2 to the consolidated financial statements, on December 1, 2010 the United States Bankruptcy Court for the District of Nevada entered a written order confirming the Debtors’ Second Amended Joint Plan of Reorganization, which became effective on April 1, 2011. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 2.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 30, 2012

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In thousands, except share amounts)

	Successor	Predecessor
	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,762	$15,168
Restricted cash	272	272
Accounts receivable-net of allowances of $315 and $214, respectively	3,337	1,958
Due from stockholder	977	-
Inventories	547	517
Prepaid expenses and other assets	2,570	2,393
Assets of discontinued operations held for sale	56,012	64,081
Total current assets	84,477	84,389
PROPERTY AND EQUIPMENT-net	138,026	102,454
GOODWILL	24,826	-
INTANGIBLE ASSETS-net	5,845	-
OTHER ASSETS-net	2,028	1,894
TOTAL	$255,202	$188,737

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,441	$3,421
Accrued interest	782	-
Deferred tax liabilities	3	-
Accrued expenses	6,569	6,911
Liabilities of discontinued operations held for sale	4,582	5,730
Total current liabilities	17,377	16,062
LONG-TERM DEBT	72,380	-
LONG-TERM DEFERRED TAX LIABILITIES	22,431	-
LIABILITIES SUBJECT TO COMPROMISE	-	276,471
Total liabilities	112,188	292,533

COMMITMENTS and CONTINGENCIES (Note 17)

STOCKHOLDERS' EQUITY (DEFICIT):
Predecessor:
COMMON STOCK ($.001 par value; 60,000,000 shares authorized, 17,115,624 shares issued at December 31, 2010, and 12,447,555 shares outstanding at December 31, 2010)	-	17
ADDITIONAL PAID-IN CAPITAL	-	17,028
TREASURY STOCK (4,668,069 shares at December 31, 2010)	-	(9,635)
ACCUMULATED DEFICIT	-	(111,206)
Successor:
PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at December 31, 2011	-	-
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at December 31, 2011) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,039,035 issued and outstanding at December 31, 2011)	9	-
WARRANTS ISSUED	7,657	-
ADDITIONAL PAID-IN CAPITAL	150,268	-
ACCUMULATED DEFICIT	(14,920)	-
Total stockholders' equity (deficit)	143,014	(103,796)
TOTAL	$255,202	$188,737

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor	Predecessor
	April 1, 2011 Through	January 1, 2011 Through	Year Ended
	December 31, 2011	March 31, 2011	December 31, 2010
REVENUES:
Casino	$28,837	$8,983	$35,276
Rooms	25,954	9,288	33,376
Food and beverage	10,579	3,843	14,564
Entertainment	2,125	745	4,117
Other	2,888	1,088	4,255
Total revenues	70,383	23,947	91,588
Less-promotional allowances	(9,356)	(3,298)	(12,253)
Net revenues	61,027	20,649	79,335

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:

Casino	19,881	5,779	19,877
Rooms	14,420	4,578	18,527
Food and beverage	9,249	3,498	13,236
Entertainment	1,627	425	2,385
Other	836	293	1,129
Other operating expenses:
Share-based compensation	-	12	115
Other general and administrative	22,606	6,211	26,019
Emergence related expenses	1,699	-	-
Restructuring fees	-	-	1,270
Depreciation and amortization	4,058	2,388	9,812
Total costs and expenses	74,375	23,184	92,370
LOSS FROM OPERATIONS	(13,348)	(2,535)	(13,035)

OTHER (EXPENSE) INCOME:
Interest income and expense, net (contractual interest expense for the three months ended March 31, 2011 was $3,507)	(5,905)	12	(8,301)
Total other (expense) income	(5,905)	12	(8,301)
LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(19,253)	(2,523)	(21,336)
Fresh-start accounting adjustment	-	37,530	-
Gain on reorganization of debt	-	47,500	-
Reorganization items	-	(1,383)	(4,622)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(19,253)	81,124	(25,958)
Income tax benefit from continuing operations	2,287	-	1,845
(LOSS) INCOME FROM CONTINUING OPERATIONS	(16,966)	81,124	(24,113)
DISCONTINUED OPERATIONS
Income from discontinued operations	4,515	1,678	5,119
Income tax expense	(1,626)	-	(1,845)
Income from discontinued operations	2,889	1,678	3,274
NET (LOSS) INCOME	$(14,077)	$82,802	$(20,839)

NET (LOSS) INCOME PER SHARE DATA:
Basic
(Loss) Income from continuing operations	$(1.88)	$6.52	$(1.94)
Income from discontinued operations	0.32	0.13	0.26
Net (Loss) Income, net	$(1.56)	$6.65	$(1.67)
Diluted
(Loss) Income from continuing operations	$(1.88)	$6.41	$(1.94)
Income from discontinued operations	0.32	0.13	0.26
Net (Loss) Income, net	$(1.56)	$6.54	$(1.67)

Basic-weighted average common shares outstanding	9,039	12,448	12,456
Diluted-weighted average common and common equivalent shares	9,039	12,652	12,456

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Amounts in thousands)

	Successor								Predecessor
	Preferred Stock		Common Stock		Warrants		Additional Paid-	Accumulated	Common Stock		Warrants	Additional Paid-	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Shares	Amount	Amount	in Capital	Deficit	Shares	Amount	Total
Balance - December 31, 2009									17,141,124	$17		$20,399	$(93,853)	(4,668,069)	$(9,635)	$(83,072)

Stock-based compensation - stock options									-	-		49	-	-	-	49
Restricted stock - forfeited									(25,500)	-		-	-	-	-	-
Stock-based compensation - restricted stock									-	-		66	-	-	-	66
Net loss									-	-		-	(20,839)	-	-	(20,839)

Balance - December 31, 2010	-	$-	-	$-		$-	$-	$-	17,115,624	$17	$-	$20,514	$(114,692)	(4,668,069)	$(9,635)	$(103,796)
																-
Net income													82,802			82,802
Elimination of Predecessor's equity								(843)	(17,115,624)	(17)		(20,514)	31,890	4,668,069	9,635	20,151
Issuance of Class A shares			10	-												-
Issuance of Class B shares			8,550,000	9			141,607									141,616
Issuance of Preferred shares			-													-
Issuance of Class B Warrants					950,001	16,318										16,318

Balance - April 1, 2011	-	-	8,550,010	9	950,001	16,318	141,607	(843)	-	-	-	-	-	-	-	157,091

Issuance of Class A shares																-
Issuance of Class B shares			489,035	-												-
Issuance of Preferred shares																-
Exercise of Class B Warrants					(489,035)	(8,661)	8,661									-
Net loss								(14,077)								(14,077)

Balance - December 31, 2011	-	$-	9,039,045	$9	460,966	$7,657	$150,268	$(14,920)	-	$-	$-	$-	$-	-	$-	$143,014

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Predecessor
	April 1, 2011 Through	January 1, 2011 Through	Year Ended
	December 31, 2011	March 31, 2011	December 31, 2010
OPERATING ACTIVITIES:
Net Income (loss)	$(14,077)	$82,802	$(20,839)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,972	3,278	13,739
Fresh-start accounting adjustment	-	(37,530)	-
Gain on reorganization of debt	-	(47,500)	-
Provision for bad debts	105	(8)	31
Stock-based compensation-restricted stock	-	-	67
Stock-based compensation-stock options	-	14	46
Income tax expense (benefit)	(661)	-	-
Interest paid	(34)
Interest expense – payment in kind	2,380	-	-
Gain/Loss on Disposition of Assets	31
Reorganization items	-	1,383	4,623
Changes in operating assets and liabilities:
Accounts receivable	(1,351)	(198)	(54)
Inventories	(16)	20	(60)
Prepaid expenses and other assets	403	(683)	(192)
Accounts payable	(2,063)	(220)	1,973
Accrued interest	782	-	8,159
Accrued expenses	(584)	1,990	(169)
Net cash (used in) provided by operating activities before emergence related and reorganization items	(8,113)	3,348	7,324
Net cash used for reorganization items	-	(1,101)	(3,771)
Net cash (used in) provided by operating activities	(8,113)	2,247	3,553

INVESTING ACTIVITIES:
Capital expenditures	(7,050)	(779)	(3,730)
Due from stockholder	(977)	-	-
Disposal of Assets	78
Restricted cash	-	-	2,500
Net cash used in investing activities	(7,949)	(779)	(1,230)

FINANCING ACTIVITIES:
Payments on capitalized leases	(33)	(11)	(43)
Net cash used in financing activities	(33)	(11)	(43)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,095)	1,457	2,280
(Increase) Decrease in cash from discontinued operations	(529)	(297)	(1,227)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	36,328	15,168	14,115
CASH AND CASH EQUIVALENTS-END OF PERIOD	$20,762	$16,328	$15,168

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Property acquired with debt and accounts payable	$957	$333	$295
Cash paid for interest	$2,469	$-	$49

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations

Riviera Holdings Corporation (“RHC”) and its wholly-owned subsidiaries (together, the “Company”) own and operate the Riviera Hotel & Casino (“Riviera Las Vegas”) on the Strip in Las Vegas, Nevada.

In addition, the Company owns and operates the Riviera Black Hawk Casino ("Riviera Black Hawk") in Black Hawk Colorado, which is presented as discontinued operations in the accompanying statements of operations for the Successor Period and Predecessor Period while the assets and liabilities are presented as held for sale in the accompanying balance sheet as of December 31, 2011 and 2010 as a result of the Stock Purchase Agreement entered into on September 29, 2011.

References in this Annual Report on Form 10-K to “Successor” refers to the Company on or after April 1, 2011.  References to “Predecessor” refer to the Company prior to April 1, 2011. The accompanying consolidated statements of operations, shareholders’ equity and cash flows are presented for two periods: January 1, 2011 through March 31, 2011 (the “Predecessor Period”) and April 1, 2011 through December 31, 2011 (the “Successor Period”). The Predecessor Period reflects the historical accounting basis in Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

The Company’s operations are subject to extensive regulation in the states of Nevada and Colorado by the respective gaming authorities and various other state and local regulatory agencies. Management believes that the Company’s procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The consolidated financial statements include the accounts of RHC and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Overview of Recent Developments

On July 12, 2010 (the "Petition Date"), RHC, Riviera Operating Company (“ROC”) and Riviera Black Hawk, Inc. (“RBH”), (collectively, the “Debtors”) filed petitions (the "Chapter 11 Cases") for relief under the provisions of Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”).  On November 17, 2010, the Bankruptcy Court entered a written order confirming the Debtors’ Second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”).  On December 1, 2010, the Plan became effective.

On April 1, 2011 (the “Substantial Consummation Date”), the Debtors emerged from reorganization proceedings under the United States Bankruptcy Code (the “Reorganized Debtors”).

As of the Substantial Consummation Date, the Company adopted the “fresh-start” provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Substantial Consummation Date. Certain of these values differed materially from the values recorded on Predecessor’s balance sheet as of March 31, 2011. In addition, the Company’s accounting practices and policies may not be the same as that of Predecessor’s. For all of these reasons, our consolidated financial statements for periods subsequent to the Substantial Consummation Date are not comparable with Predecessor’s prior periods.

For the Predecessor Period, the accompanying consolidated financial statements of Predecessor have been prepared in accordance with accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the accompanying balance sheets as of December 31, 2010 and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the United States Bankruptcy Code, and are reported separately as reorganization items in the accompanying consolidated statements of operations. Cash received and payments for reorganization items are disclosed separately in the accompanying consolidated statements of cash flows.

On September 29, 2011, RHC, ROC and RBH, entered into a Stock Purchase Agreement with Monarch Casino and Resorts, Inc., a Nevada corporation, and its wholly-owned subsidiary Monarch Growth Inc., a Nevada corporation (collectively, the “Buyer”), pursuant to which the Buyer agreed to purchase the Riviera Black Hawk by acquiring all of the issued and outstanding shares of common stock of RBH. The Buyer would pay $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, the ROC would pay or satisfy substantially all of RBH’s indebtedness (which consists of inter-company accounts and equipment leases) and would leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the Stock Purchase Agreement). This transaction is expected to close in the second quarter of 2012.

Further details about the Debtor's reorganization proceedings under the United States Bankruptcy Code, the emergence from reorganization of the Reorganized Debtors and the sale of RBH can be found in RHC's filings with the Securities and Exchange Commission (“SEC”), including RHC's Current Report on Form 8-K filed on July 14, 2010, Current Report on Form 8-K filed on December 7, 2010, Annual Report on Form 10-K filed on March 21, 2011, Current Report on Form 8-K filed on April 7, 2011 and Current Report on Form 8-K filed on September 30, 2011.

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

Assets Held for Sale

On September 29, 2011, the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of RBH. As a result, as discussed above, RBH is presented as discontinued operations in the accompanying consolidated statements of operations with the assets and liabilities of RBH presented as held for sale in the accompanying consolidated balance sheets. Cash flows of the discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statements of cash flows.

Accounting for Reorganization (Predecessor)

The accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business were reported separately as reorganization items in the statements of operations beginning in the quarter ending September 30, 2010. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Cash used for reorganization items must be disclosed separately in the statement of cash flows. The Company adopted the accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code on July 12, 2010 and segregated those items as outlined above for all reporting periods subsequent to such date.

Cash and Cash Equivalents

Amounts classified as cash and cash equivalents included cash held in our bank accounts and cash on-hand for operating purposes.

Restricted Cash

As of December 31, 2011 and 2010, we had $272,000 in cash held in restricted cash held for the benefit of the State of Nevada Workers Compensation Section as a requirement of our being self-insured for workers compensation.

Inventories

Inventories consist primarily of food, beverage, retail and promotional items and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

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

For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we periodically assess the recoverability of property and equipment and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is calculated based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. There were no asset impairment costs in 2011 and 2010.

Other Assets

Other assets included deferred loan offering costs, which were amortized over the estimated life of the debt using the straight line method which approximates the effective interest rate method. Such amortized costs are included in interest expense. In accordance with Accounting Standards Codification (“ASC”) Topic 852, the unamortized deferred loan fee balance as of the Petition Date was written-off to reorganization items (see “Bankruptcy Proceedings” in Note 11).

Stock-Based Compensation

As of December 31, 2010, the Company had four active stock-based compensation plans and two expired stock-based compensation plans. Under the Company’s then active stock compensation plans, the Company was authorized to issue option grants of Company common stock to those directors in lieu of cash compensation at the discretion of the Company’s Compensation Committee. The option grants issued under this plan valued at the market value of the shares at the date of issuance on each regularly scheduled date for paying directors’ fees. These plans were terminated on the Substantial Consummation Date.

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

Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of the reversal of future temporary differences. As a result, we have concluded that it is more likely than not that the net deferred tax assets, excluding the deferred tax liability related to the step up in land recorded in fresh-start reporting, will not be realized, and, thus, we have provided an allowance against our net deferred tax asset balance. Deferred tax liabilities and related indefinite life assets are not available to be considered as a future source of income for purposes of evaluating the recognition of deferred tax assets. Accordingly, a deferred tax liability related to the step up in land has been recognized on the Company’s balance sheet.

The Company's effective tax rate has generally been 0%as the Company has historically incurred losses, and as such, is subject to a full valuation allowance on its net deferred tax assets. However, our effective tax rate for the Successor Period is 11.8%. Our effective tax rate for this period is attributable to a tax benefit recorded in continuing operations related to income in discontinued operations and a change in the deferred tax liability recorded as a result in the decrease of the state income tax rate used during the period.

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

Long-Term Debt

The Company's debt instruments incurred prior to the Petition Date were stayed and were subject to compromise as further discussed in Notes 10 and 11.

Interest Rate Swaps – Subject to Compromise (Predecessor)

From time to time, the Company enters into interest rate swap agreements.  The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  We do not use derivative financial instruments for trading or speculative purposes.  As such, the Company has adopted Financial Accounting Standards Board (the "FASB") ASC 815, Derivatives and Hedging to account for interest rate swaps.  The pronouncement requires us to recognize the interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value.  The accounting for changes in fair value (i.e., gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss), and the ineffective portion, if any, is recorded in the consolidated statement of operations.

Derivative instruments that are designated as fair value hedges and qualify for the “shortcut” method allow for an assumption of no ineffectiveness. Accordingly, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument.  Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.

On July 28, 2009, the Company received an early termination notice which claims a termination amount due and payable under the Swap Agreement (as defined in Note 11 under the caption "The Predecessor Credit Facility – Subject to Compromise") equal to $22.1 million, plus $4.4 million in accrued interest. As of March 31, 2011, the Company reflected a $27.8 million liability related to the Swap Agreement, which included $5.7 million in accrued interest ($5.7 million in accrued interest includes $1.3 million in accrued default interest). The Company determined that the interest rate swap under the Swap Agreement did not meet the requirements to qualify for hedge accounting.

Any default under the Swap Agreement automatically resulted in an additional default interest of 1% on any overdue amounts under the Swap Agreement. This default rate was in addition to the interest rate that would otherwise be applicable under the Swap Agreement. The Company accrued default interest on the overdue amounts through the Petition Date (see Note 11).

In accordance with ASC 852, interest expense was recognized only to the extent it was expected to be paid during the Chapter 11 Cases or that it was expected to be an allowed claim (see “Bankruptcy Proceedings” in Note 11). As a result, the Company accrued interest on the Predecessor Credit Facility and interest rate swap through the Petition Date. No interest was accrued on the Predecessor Credit Facility or the Swap Agreement after the Petition Date.

Fair Value Measurement

The carrying values of our cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments.

Predecessor’s debt instruments incurred prior to the Petition Date were stayed and subject to compromise as further discussed in Note 11.  As such, Predecessor believed that it was impracticable to determine the fair value of those pre-petition debt instruments.

Casino Revenues

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

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenues; consequently, the Company’s casino revenues are reduced by discounts, commissions and points earned in customer loyalty programs, such as the player’s club loyalty program.

Room, Food, Beverage, Entertainment and Other Revenues

The Company recognizes room, food, beverage, entertainment and other revenue at the time that goods or services are provided.

Promotional Allowances

Revenues include the estimated retail value of rooms, food, beverage and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is reclassified to the casino department for the years ended December 31, as following (in thousands):

	Successor	Predecessor
	April 1, 2011 Through	January 1, 2011 Through	Year Ended
	December 31, 2011	March 31, 2011	December 31, 2010
Rooms	$2,976	$1,044	$3,225
Food and Beverage	4,047	1,052	3,372
Entertainment	924	209	418
Total	$7,947	$2,305	$7,015

Self-Insurance Reserves

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

Loyalty Club Program

We provide our guests the opportunity to earn points redeemable for cash based on their level of gaming and non-gaming activities while at our properties. An accrual is recorded as points are earned based upon expected redemption rates.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $2.4 million and $0.8 million in 2011 and 2010, respectively.

Recently Issued Accounting Standards

In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the reader of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of Other Comprehensive Income (“OCI”) as part of the statement of changes in stockholders' equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of OCI and a total of OCI, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance as of January 1, 2012 which did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with accounting principles generally accepted in the United States and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the consolidated financial statements.

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

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance is expected to only affect the accounting for base jackpots, as the guidance uses the same principle that is currently applied by the Company to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of January 1, 2011, which did not have a material impact on the Company's consolidated financial statements.

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

Certain Risks and Uncertainties

The Company's operations are dependent on its continued licensing by state gaming authorities. The loss of a license, in any jurisdiction in which the Company operates, could have a material adverse effect on future results of operations.

The Company is dependent on the economy of the United States in general, and any deterioration in the national economic, energy, credit and capital markets could have a material adverse effect on future results of operations.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company's policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. The Company has bank deposits and overnight repurchase agreements that exceed federally-insured limits.

Concentration of credit risk, with respect to casino receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved casino customers only following credit checks and investigations of creditworthiness.

Accounts receivable are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit-related losses.

Earnings per Share (Predecessor)

Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance. The effect of dilutive securities was calculated using the treasury stock method.

Earnings per Share (Successor)

Diluted earnings per share assume exercise of Class B Warrants (as defined in Note 2). The effect of dilutive securities was calculated using the treasury stock method.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimates for the recoverability and useful lives of depreciable and amortizable assets, estimates for certain asset and liability accruals (including self-insurance reserves and customer loyalty programs), estimates of the ability to realize deferred tax assets, estimates for valuing stock based compensation and estimates of the collectability of certain receivables. Actual results may differ materially from estimates.

2.	FRESH-START REPORTING

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

Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Substantial Consummation Date. As set forth in the disclosure statement, relating to the Plan, as confirmed by the Bankruptcy Court on November 17, 2010, the enterprise value of Predecessor was estimated to be in the range of $208 million to $231 million.  Successor’s enterprise value was estimated using various valuation methods, including (i) a comparison of Predecessor and its projected performance to the market values of comparable companies, and (ii) a calculation of the present value of the future cash flows of Successor based on financial projections.

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

Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected future cash flow projections, the Company concluded $226.7 million should be used for fresh-start reporting purposes, as it most closely approximated fair value. After deducting the fair value of debt and adding the excess cash received, this resulted in a post-emergence equity value of $157.9 million.

In accordance with fresh-start reporting, the Company’s enterprise value was allocated to existing assets using the measurement guidance related to business combinations. In addition, liabilities were recorded at the present value of amounts estimated to be paid. Finally, Predecessor’s accumulated deficit was eliminated, and the Company’s new debt and equity were recorded in accordance with the Plan.

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

The April 1, 2011 balance sheet presented below summarizes the impact of the adoption of the Plan and fresh-start accounting as of the Substantial Consummation Date (amounts in thousands):

	March 31,	Reorganization				April 1,
	2011	items (a)		Fresh-start		2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,793	$20,000	(b)	$-		$42,793
Restricted cash	272	-		-		272
Accounts receivable-net of allowances	2,292	-		-		2,292
Inventories	611	-		-		611
Prepaid expenses and other assets	3,105	-		-		3,105

Total current assets	29,073	20,000		-		49,073

PROPERTY AND EQUIPMENT-net	157,435	-		19,969	(f)	177,404
OTHER ASSETS-net	2,385	-		-		2,385

INTANGIBLE ASSETS	-	-		14,400	(g)	14,400

GOODWILL	-	-		26,256	(h)	26,256

TOTAL	$188,893	$20,000		$60,625		$269,518

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$44	$-		$-		$44
Accounts payable	7,353	-		-		7,353
Accrued expenses	11,033	-		497	(h)	11,530

Total current liabilities	18,430	-		497		18,927

LONG-TERM DEBT-net current portion	-	70,000	(c)	-		70,000
CAPITAL LEASES-net current portion	60			-		60
LONG-TERM TAX LIABILITY	-	-		22,598	(j)	22,598

Total liabilities not subject to compromise	18,490	70,000		23,095		111,585

Liabilities subject to compromise	276,416	(276,416	)(d)	-		-

TOTAL LIABILITIES	294,906	(206,416)		23,095		111,585

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock	17	(8)		-		9
Additional paid-in capital	20,526	121,080		-		141,606
Treasury stock	(9,635)	9,635		-		-
Issued warrants	-	16,318		-		16,318
Accumulated deficit	(116,921)	79,391	(e)	37,530	(i)	-
Total stockholders' equity (deficiency)	(106,013)	226,416		37,530		157,933

TOTAL	$188,893	$20,000		$60,625		$269,518

Fresh-Start Accounting Explanatory Notes

Reorganization Items

(a)	Represents amounts recorded as of the Substantial Consummation Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, elimination of affiliate activity amongst Predecessor, the issuance of new indebtedness, the cancellation of Predecessor’s equity, and the issuance of new common stock.

(b)	Reflects proceeds received from the Series B Term Loan (as defined in Note 11 under the caption “Successor – Series B Credit Agreement”).

(c)	Reflects the Series A Credit Agreement (as defined in Note 11 under the caption “Successor – Series A Credit Agreement”) and the Series B Credit Agreement (as defined in Note 11 under the caption “Successor – Series B Credit Agreement”) as provided in the Plan.

(d)	Reflects the discharge of Predecessor’s liabilities subject to compromise in accordance with the Plan.

(e)	Reflects the cumulative impact of the reorganization adjustments as follows (in thousands):

Discharge of liabilities subject to compromise	$276,416
Elimination of Predecessor equity	10,909
Proceeds from long term debt	20,000
Issuance long term debt	(70,000)
Issuance of Class B Warrants (1)	(16,318)
Issuance of common stock at emergence value	(141,616)
$79,391

(1)	Pursuant to the terms of the Plan, on the Substantial Consummation Date (a) the Company issued Class B Non-Voting Common Stock (as defined in Note 16) with attached warrants exercisable into shares of Class B Non-Voting Common Stock (the “Class B Warrants”) to its former creditors in partial or full and final satisfaction of their claims, (b) the Company issued Class A Voting Common Stock (as defined in Note 16) to Riviera Voteco, L.L.C., and (c) Riviera Voteco, L.L.C. issued warrants to acquire membership interests in Riviera Voteco, L.L.C. (the “Class A Warrants”) to each of the holders of the Class B Non-Voting Common Stock other than Desert Rock Enterprises, LLC and certain entities affiliated with Starwood Capital Group. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of 0.27% and 0.54% and implied discounts for lack of marketability of 20% and 25%, respectively. The resulting value of the Class B Warrants for future holders of, or current stockholders viewed as having an indirect interest in, Class A Voting Common Stock held by Riviera Voteco, L.L.C. for accounting purposes is $17.72 per share. The resulting value of the Class B Warrants for holders of the Class A Warrants is $16.61 per share.

Fresh-Start Adjustments

(f)	Reflects the fair value of property and equipment and intangible assets in connection with fresh-start reporting. The following table summarizes the components of property and equipment, net as a result of the application of fresh-start reporting (in thousands):

	Estimated	Successor	Predecessor
	Life	April 1,	March 31,
	(Years)	2011	2011
Land	∞	$95,500	$38,109
Land improvements	15 to 20	125	2,643
Building and improvements	7 to 40	56,559	145,374
Furniture, fixtures and equipment	3 to 7	25,220	177,439
Total cost		177,404	363,565
Less accumulated depreciation		—	(206,130)
		$177,404	$157,435

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

Included in the table above are amounts for RBH which is classified as “held for sale” on the accompanying consolidated balance sheet. As of April 1, 2011, RBH had recorded $6.8 million, $1.3 million, and $0 for Customer lists, Trade name, and Software, respectively.

(h)	Reflects the establishment of $3.2 million of goodwill as a result of fresh-start reporting. In addition, $23.1 million is included in goodwill as a result of income tax consequences of asset sales related to the Plan. Of the $23.1 million deferred tax liability, $0.5 million is included in current liabilities. This amount includes $1.4 million for RBH at April 1, 2011, which is included in assets “held for sale” at December 31, 2011.

(i)	Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands):

Property and equipment adjustment	$19,969
Successor goodwill	3,161
Intangibles adjustment	14,400
Fresh-start accounting adjustment	$37,530

(j)	In connection with the adoption of fresh-start reporting, the Company recognized a deferred tax liability related to the step up of land which is considered an indefinite life asset. In the future, changes in this liability due to changes in the Colorado state tax rate or settlement of the liability may cause the Company to record an income tax provision.

For federal income tax purposes, the Company is subject to limitations upon the use of net operating loss ("NOL") carry-forwards under Section 382 (the "Section 382 Limitation") of the Internal Revenue Code of 1986, as amended (the "IRC") as a result of changes in ownership in the current quarter and prior years. For financial reporting purposes, NOLs have been reduced to the amount that is more likely than not to be utilized in future years due to the Section 382 Limitation. A valuation allowance has been recorded for these NOLs. The amount of NOLs we are able to utilize in future years could change should we engage in certain transactions such as the sale of assets and potentially impact the Company's tax provision in the period it occurs.

For federal and state income tax reporting purposes, the Company is not subject to income tax upon debt forgiveness income. Instead, we may reduce our tax attributes for the amount of debt forgiveness income that would otherwise be realized. The order in which tax attributes are reduced is prescribed by the IRC and can vary based upon elections allowed. The choice between these alternatives would cause a difference from the current presentation of deferred tax assets and liabilities on Successor balance sheet and the activity shown in the fresh-start Balance Sheet disclosure as well as the tax provision in future years. Notwithstanding the availability of such alternatives, the terms of the Stock Purchase Agreement for the sale of RBH requires the Company to take positions, for federal income tax purposes, that will be contrary to the foregoing,  both on a consolidated and separate company basis.  However, the Company does not expect that doing so would have any material effect on the foregoing matters on a consolidated basis.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (in thousands):

	Successor	Predecessor
	2011	2010
Casino	$1,366	$201
Hotel	2,286	1,971
Total	3,652	2,172
Less - collection allowances	(315)	(214)
Accounts receivable - net	$3,337	$1,958

Collection allowances activity for the years ending December 31 consist of the following (in thousands):

	Successor	Predecessor
	2011	2010
Beginning balance	$214	$239
Write-offs	(40)	(61)
Recoveries	14	5
Provision for doubtful collection	126	31
Ending balance	$315	$214

The Company manages its credit risk by evaluating customers’ credit worthiness before extending credit. The maximum credit losses that might be sustained are limited to the recorded receivables less any amounts reserved.

4.	PREPAID EXPENSES

Prepaid expenses consist of the following at December 31 (in thousands):

	Successor	Predecessor
	2011	2010
Prepaid gaming taxes	$875	$751
Prepaid insurance	732	505
Vendor deposits and retainers	105	393
Prepaid equipment maintenance	404	338
Other	454	406
Total	$2,570	$2,393

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

	Successor	Predecessor
	2011	2010
Land and improvements	$86,025	$21,926
Buildings and improvements	30,259	99,659
Equipment, furniture, and fixtures	25,345	147,049

Total cost	141,629	268,634
Less - Accumulated depreciation and amortization	(3,603)	(166,180)
Property and equipment - net	$138,026	$102,454

In accordance with its policy, the Company reviews the estimated lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain property and equipment were shorter than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective October 1, 2011, the Company changed its estimates of the useful lives of its property and equipment to better reflect the estimated periods during which these assets will remain in service. The property and equipment that previously averaged 7 years were decreased or increased to an average of 3 to 15 years. The effect of this change in estimate was to increase 2011 depreciation expense and net income by $0.7 million, and decrease 2011 diluted earnings per share by $0.07.

Substantially all of the Company’s property and equipment are pledged as collateral to secure debt (see Note 11).

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  The Company recorded goodwill of $24.9 million upon the application of fresh-start reporting.

Intangible assets consist of the following at December 31, (in thousands):

	Estimated
	life
	(years)	2011
Trade name	15	$2,400
Customer lists	3	1,400
Software	15	2,500
Total intangible assets		6,300
Less accumulated amortization:
Trade name		(120)
Customer lists		(210)
Software		(125)
Total accumulated amortization		(455)
Intangible asets, net		$5,845

In connection with the adoption of fresh-start reporting, the Company recognized $2.4 million in a trade name related to the Riviera name, which will be amortized on a straight-line basis over fifteen years. Customer lists were valued at $1.4 million, representing the value associated with our customers under our customer loyalty programs and are being amortized on a straight-line basis over three years. Other intangibles of $2.5 million include the value of software which is amortized on a straight-line basis over fifteen years.

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

Amortization expense for the Successor Period for those assets amortized was $0.5 million.  Estimated annual amortization expense for the intangible assets of the Company for the years ended December 31, 2012 through 2015 is anticipated to be $0.6 million for each such year.

7.	OTHER ASSETS

Other assets consist of the following at December 31 (in thousands):

	Successor	Predecessor
	2011	2010
Deposits	$741	$745
Deferred loan fees	191	-
Base stock	1,096	1,149
Total	$2,028	$1,894

In accordance with ASC 852, the unamortized deferred loan fee balance as of the Petition Date was written-off to reorganization items (see “Bankruptcy Proceedings” in Note 11 and Note 20). The unamortized deferred loan fee balance as of the Petition Date was $853,000.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of the following at December 31 (in thousands):

	Successor	Predecessor
	2011	2010
Accounts payable vendors	$4,550	$2,652
Customer deposits, non-gaming	785	501
Other	106	268
Total	$5,441	$3,421

Accrued expenses consist of the following at December 31 (in thousands):

	Successor	Predecessor
	2011	2010
Advance sales/deferred income	$571	$643
Outstanding chip and token liability	276	198
Customer loyalty liabilities	158	171
Progressive jackpot liabilities	458	413
Customer deposits and other	138	93
Total gaming customer-related payables	1,602	1,518
Payroll and related taxes and benefits	4,281	4,642
Property and gaming taxes	636	613
Professional fees, deferred revenues and deposits	51	138
Total	$6,569	$6,911

9.	FAIR VALUE MEASUREMENTS

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

As of December 31, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis.

10.	LIABILITIES SUBJECT TO COMPROMISE (PREDECESSOR)

Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date were stayed and certain other pre-petition contractual obligations were not allowed to be enforced against the Debtors without approval of the Bankruptcy Court. In accordance with ASC 852, these liabilities are classified as liabilities subject to compromise in our consolidated balance sheets as of December 31, 2010 and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities in the accompanying consolidated balance sheets.

In accordance with ASC 852, interest expense is recognized only to the extent it was paid during the bankruptcy proceedings or that it was an allowed claim. As a result, the Company accrued interest on the Predecessor Credit Facility and Swap Agreement through the Petition Date. No interest was accrued on the Predecessor Credit Facility or the Swap Agreement after the Petition Date.

Liabilities subject to compromise consists of the following as of December 31, 2010 (in thousands):

Term Loan	$225,000
Revolving Credit Facility	2,500
Interest Rate Swap	22,148
Accrued Interest	25,985
Accounts Payable	838
Total Liabilities Subject to Compromise	$276,471

11.	LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	Successor	Predecessor
	2011	2010

Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at December 31, 2011	$50,000	$-

Working Capital Facility, due April 1, 2016, interest at LIBOR plus 5%, 7% at December 31, 2011	-	-

Series B Term Loan, due April 1, 2019 at LIBOR plus 3% and LIBOR plus 13% payment in kind, or 5% and 15%, respectively at December 31, 2011	22,380	-

Predecessor Term Loan (subject to compromise)	-	225,000

Predecessor Revolving Credit Facility (subject to compromise)	-	2,500

Interest Rate Swap (subject to compromise)	-	22,148
Total debt	72,380	249,648
Less amounts subject to compromise	-	(249,648)
Total long-term debt, net	$72,380	$-

Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2012	$-
2013	-
2014	-
2015	-
2016	50,000
Thereafter	22,380
Total	$72,380

 Successor

Series A Credit Agreement

On the Substantial Consummation Date, pursuant to the Plan, RHC entered into a first lien credit agreement (the “Series A Credit Agreement”) with ROC and RBH, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders from time to time party thereto. The Series A Credit Agreement provides for initial aggregate lender commitments of $60 million, including a $50 million term loan facility (the “Series A Term Loan”) and a $10 million revolving loan (the “Working Capital Facility”). The Working Capital Facility provides for a letter of credit facility and a swingline loan facility with sublimits of $5 million and $2 million, respectively. The Series A Credit Agreement has a maturity date of April 1, 2016. Availability of the revolving loans under the Working Capital Facility are subject to certain conditions provided for in the Series A Credit Agreement. The proceeds of extensions of credit under the Series A Credit Agreement can be used by RHC for working capital and other general corporate purposes.

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

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of December 31, 2011, the Company is in compliance with all restrictive covenants related to the Series A Term Loan.

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

The Series B Term Loan bears interest at a per annum rate equal to the sum of the LIBOR Rate (as defined in the Series B Credit Agreement) plus 3.0%, payable in cash, and the LIBOR Rate plus 13.00%, payable in kind in interest that will be recapitalized as principal. As of December 31, 2011 the accumulated payable in kind interest added to the principal balance of the Series B Term Loan is $2.3 million. The Series B Credit Agreement has a maturity date of April 1, 2019.

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

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of December 31, 2011, the Company is in compliance with all restrictive covenants related to the Series B Term Loan.

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

The Company also paid fees under the Predecessor Revolving Credit Facility as follows: (i) a commitment fee in an amount equal to either 0.50% or 0.375% (depending on the Consolidated Leverage Ratio (as defined in the Credit Agreement)) per annum on the average daily unused amount of the Predecessor Revolving Credit Facility, (ii) a Standby L/C (as defined in the Predecessor Credit Agreement) fees equal to between 2.00% and 1.50% (depending on the Consolidated Leverage Ratio) per annum on the average daily maximum amount available to be drawn under each Standby L/C issued and outstanding from the date of issuance to the date of expiration, and (iii) a Standby L/C facing fee in the amount of 0.25% per annum on the average daily maximum amount available to be drawn under each Standby L/C. In addition to the Predecessor Revolving Credit Facility fees, the Company paid Cantor Fitzgerald Securities an annual administrative fee of $50,000.

The Predecessor Credit Facility contained affirmative and negative covenants customary for financings of this nature including, but not limited to, restrictions on incurrence of other indebtedness.

The Predecessor Credit Facility contained provisions concerning events of default customary for financings of this nature, including, but not limited to, nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects; cross-default and cross-acceleration under our other indebtedness or certain other material obligations; certain events under federal law governing employee benefit plans; a “change of control” of RHC; dissolution; insolvency; bankruptcy events; material judgments; uninsured losses; actual or asserted invalidity of the guarantees or the security documents; and loss of any gaming licenses. Some of these events of default provided for grace periods and materiality thresholds. For purposes of these default provisions, a “change in control” included: a person’s acquisition of beneficial ownership of 35% or more of RHC’s stock, coupled with a gaming license and/or approval to direct any of our gaming operations, a change in a majority of the members of our Board of Directors (the “Board”) other than as a result of changes supported by our current Board members or by successors who did not stand for election in opposition to our current Board, or our failure to maintain 100% ownership of the Subsidiaries.

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

Credit Defaults

As previously disclosed on a Current Report on Form 8-K filed with the SEC on March 4, 2009, the Company received a notice of default on February 26, 2009 (the “February Notice”) from Wachovia with respect to the Predecessor Credit Facility in connection with the Company’s failure to provide a Deposit Account Control Agreement, or DACA, from each of the Company’s depository banks per a request made by Wachovia to the Company on October 14, 2008. The DACA that Wachovia requested the Company to execute was in a form that the Company ultimately determined to contain unreasonable terms and conditions as it would enable Wachovia to access all of the Company’s operating cash and order it to be transferred to a bank account specified by Wachovia. The February Notice further provided that, as a result of the default, the Company would no longer have the option to request the LIBOR Rate Loans described above. Consequently, the Predecessor Term Loan was converted to an ABR Loan effective March 31, 2009.

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

As previously disclosed on a Current Report on Form 8-K filed with the SEC on April 6, 2009, the Company received an additional notice of default on April 1, 2009 (the “April Default Notice”) from Wachovia. The April Default Notice alleged that, subsequent to the Company’s receipt of the February Notice, additional defaults and events of default had occurred and were continuing under the terms of the Credit Agreement, including, but not limited to: (i) the Company’s failure to deliver to Wachovia audited financial statements without a “going concern” modification; (ii) the Company’s failure to deliver Wachovia a certificate of an independent certified public accountant in conjunction with the Company’s financial statement; and (iii) the occurrence of a default or breach under a secured hedging agreement. The April Default Notice also stated that, in addition to the foregoing events of default, that there were additional potential events of default as a result of, among other things, the Company’s failure to pay: (i) accrued interest on the Company’s LIBOR Rate Loan on March 30, 2009 (the “LIBOR Payment”), (ii) the commitment fee on March 31, 2009 (the “Commitment Fee Payment”), and (iii) accrued interest on the Company’s ABR Loans on March 31, 2009 (the “ABR Payment” and, together with the LIBOR Payment and Commitment Fee Payment, the “March 31st Payments”). The Company did not pay the March 31st Payments, and the applicable grace period to make these payments expired. The April Default Notice stated that as a result of these events of defaults, (a) all amounts owing under the Credit Agreement thereafter would bear interest, payable on demand, at a rate equal to: (i) in the case of principal, 2% above the otherwise applicable rate; and (ii) in the case of interest, fees and other amounts, the ABR Default Rate (as defined in the Credit Agreement), which as of April 1, 2009 was 6.25%; and (b) neither Swingline Loans nor additional Revolving Loans were available to the Company at the time.

As a result of the February Notice and the April Default Notice, effective March 31, 2009, the Predecessor Term Loan interest rate increased to approximately 10.5% per annum, and effective, April 1, 2009, the Predecessor Revolving Credit Facility interest rate was approximately 6.25% per annum.

On April 1, 2009, we also received Notice of Event of Default and Reservation of Rights (the “Swap Default Notice”) in connection with an alleged event of default under our Swap Agreement. Receipt of the Swap Default Notice was previously disclosed on a Current Report on Form 8-K filed with the SEC on April 6, 2009. The Swap Default Notice alleged that (i) an event of default existed due to the occurrence of an event of default(s) under the Credit Agreement and (ii) that the Company failed to make payments to Wachovia with respect to one or more transactions under the Swap Agreement. The Company did not pay the overdue amount, and the applicable grace period to make this payment expired. As previously announced by the Company, any default under the Swap Agreement automatically resulted in an additional default interest of 1% on any overdue amounts under the Swap Agreement. This default rate was in addition to the interest rate that would otherwise be applicable under the Swap Agreement.

On July 23, 2009, the Company received a Notice of Early Termination for Event of Default (the “Early Termination Notice”) from Wachovia in connection with an alleged event of default that occurred under the Swap Agreement. Receipt of the Early Termination Notice was previously disclosed on a Current Report on Form 8-K filed with the SEC on July 29, 2009. The Early Termination Notice alleged that an event of default had occurred and was continuing pursuant to Sections 5(a)(i) and 5(a)(vi)(1) of the Swap Agreement.  Section 5(a)(i) of the Swap Agreement addressed payments and deliveries specified under the Swap Agreement, and Section 5(a)(vi)(1) of the Swap Agreement addressed cross defaults. The Early Termination Notice provided that Wachovia designated an early termination date of July 27, 2009 in respect of all remaining transactions governed by the Swap Agreement, including an interest rate swap transaction with a trade date of May 31, 2007.

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

Bankruptcy Proceedings

On the Substantial Consummation Date, the Predecessor Credit Facility and the Swap Agreement were terminated upon the Company's emergence from reorganization proceedings under the United States Bankruptcy Code. The Company's reorganization proceedings are further described in Note 1. Also, upon the Substantial Consummation Date, the Company entered into the Series A Credit Agreement and the Series B Credit Agreement. The terms of the Series A Credit Agreement and the Series B Credit Agreement are described above in this Note 11 under the captions "Successor – Series A Credit Agreement" and "Successor – Series B Credit Agreement," respectively.

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

12.	LEASING ACTIVITIES

Rental expense for equipment under operating leases for the Successor Period, Predecessor Period and the year ended December 31, 2010 was approximately $455,397, $90,167 and $391,575, respectively. All are cancelable within one year.

The Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of non-cancelable operating leases that expire in various years through 2013, and have options to extend at the tenant’s option. Rental income, which is included in other revenue, for the Successor period, Predecessor period and year ended December 31, 2010 were approximately $1,636,410, $584,900 and $2,433,000, respectively.

At December 31, 2011, the Company had future minimum annual rental income due under non-cancelable operating leases as follows (in thousands):

2012	$1,859
2013	1,828
2014	1,833
2015	1,833
2016	1,833
Total	$9,185

Certain lease arrangements at the Riviera Las Vegas contain a buyout/liquidated damages provision. This provision provides that in the event of a major renovation or certain other events, the Company has the right, according to an agreed-upon formula, to buy out any remaining term of the lease by providing the tenant twelve months written notice.

13.	INCOME TAXES

Components of our benefit for income taxes from continued operations are as follows:

(In Thousands)	Successor	Predecessor
	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011	Year Ended December 31, 2010

Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-
Federal	1,626	-	1,845
State	661	-	-
Total deferred	2,287	-	1,845
Benefit for income taxes	$2,287	$-	$1,845

The effective income tax rate from continuing operations differs from the statutory US federal income tax rate as follows:

	Successor	Predecessor
	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011	Year Ended December 31, 2010
Taxes at federal statutory rate	35.0%	35.0%	35.0%
State income tax, net	3.4%	-4.0%	1.6%
Discontinued Operations	8.4%	0.0%	7.1%
FICA credit	2.5%	0.6%	0.7%
Other, net	-4.0%	14.8%	-3.8%
Deferred taxes - NOL	-16.3%	0.0%	18.5%
Reorganization costs	-3.1%	-22.5%	-6.3%
Non-deductible interest	-20.7%	0.0%	0.0%
Valuation allowance	6.6%	-23.9%	-45.7%
Benefit for income taxes	11.8%	0.0%	7.1%

Under the accounting guidance, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset consisted of the following:

	Successor	Predecessor
(In Thousands)	2011	2010
Deferred Tax Assets
Reserves and accruals	$1,395	$1,258
Fair value of SWAP	-	7,972
Federal net operating loss carry forwards	26,232	39,545
State net operating loss carry forwards	858	766
AMT and other tax credits	2,897	3,758
Other	48	46
Total before valuation allowance	31,430	53,345
Valuation allowance	(13,682)	(47,893)
Total Deferred Tax Asset	17,748	5,452
Deferred Tax Liabilities
Prepaid expenses	(792)	(771)
Property and equipment	(34,757)	(4,681)
Intangibles	(4,633)	-
Total Deferred Tax Liability	(40,182)	(5,452)
Net Deferred Tax Liability	$(22,434)	$-

We generated U.S. net operating loss carry forwards in the amount of $120.1 million at December 31, 2011 (Successor) and $112.9 million at December 31, 2010 (Predecessor) will expire in tax years ending 2012 through 2031.   Our AMT credits of $2.2 million have no expiration date.  Our other general business tax credits of $0.6 million at December 31, 2011 (Successor) and $2.0 million at December 31, 2010 (Predecessor) will expire in tax years ending 2029 through 2031.  Our state net operating loss carry forwards in the amount of $28.5 million at December 31, 2011 (Successor) and $25.7 million at December 31, 2010 (Predecessor) will expire in tax years ending 2020 through 2030.  Due to certain significant changes in ownership in prior years, the net operating losses and general business credits for December 31, 2011 (Successor) have been adjusted on the balance sheet to reflect the amount that will be available for use under Internal Revenue Code of 1986, as amended, Sections 382 and 383.

We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with accounting guidance. This assessment included the evaluation of the reversal of temporary differences. As a result, we have concluded that it is more likely than not that the net deferred tax assets, excluding the deferred tax liability related to the step up in land recorded in fresh-start reporting, will not be realized and thus have provided an allowance for the net deferred tax asset balance. Our valuation allowance was $13.7 million at December 31, 2011 (Successor) and $47.9 million at December 31, 2010 (Predecessor).

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

14.	DISCONTINUED OPERATIONS

RBH is presented as discontinued operations in the accompanying statement of operations for the Successor Period while the assets and liabilities are presented as held for sale in the accompanying balance sheet as of December 31, 2011 due to the pending sale, as discussed in Note 1.

Assets and liabilities of RBH are summarized as follows (in thousands):

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Cash and cash equivalents	$5,936	$6,168
Accounts receivable-net	200	128
Inventories	79	115
Prepaid expenses and other assets	516	498
Total current assets	6,731	6,909
Property and equipment, net	40,826	57,150
Goodwill	1,430	-
Intangible assets, net	7,015	-
Other assets, net	10	22
Total assets of discontinued operations held for sale	$56,012	$64,081

Current portion of long-term debt	$45	$44
Accounts payable	631	1,296
Accrued expenses	3,880	4,209
Total current liabilities	4,556	5,549
Accounts payable subject to compromise	-	110
Capital Lease, net of current portion	26	71
Total liabilities of discontinued operations held for sale	$4,582	$5,730

Operating results of discontinued operations are summarized as follows (in thousands):

	Successor	Predecessor
	April 1, 2011 Through	January 1, 2011 Through	Year Ended
	December 31, 2011	March 31, 2011	December 31, 2010
Net revenues	$29,523	$10,030	$39,821
Operating costs and expenses	25,007	8,352	34,702
Income from operations	4,515	1,678	5,119
Income tax expense	(1,626)	-	(1,845)
Net income	$2,889	$1,678	$3,274

15.	SHARE-BASED PAYMENTS (PREDECESSOR)

Stock Compensation Plans — At December 31, 2010, the Company had two active stock option plans and two expired stock option plans, which have been described in previous filings with the SEC. Both plans were terminated upon the Substantial Consummation Date.

The activity of the 1993 Option Plan and the two director option plans (the 1996 Option Plan and the 2005 Stock Option Plan for Non-employee Directors) is as follows:

		Weighted-
		Average
		Per Share
		Exercise
Stock Options	Shares	Price

Outstanding, December 31, 2009	216,000	$7.82
Expired	(30,000)	$2.56
Automatic grant to directors	18,000	$0.34
Outstanding, December 31, 2010	204,000	$7.93

	Options Outstanding
	Number	Weighted-
	Outstanding	Average	Weighted-
	at	Remaining	Average
Range of	December 31,	Contractual	Exercise
Exercise Prices	2010	Life	Price

$1.33 to $2.00	66,000	8.64 years	$1.37
$2.18 to $20.00	102,000	3.36 years	$4.72
$20.00 to $36.56	36,000	5.92 years	$29.08

All share-based payment arrangements were terminated upon the Substantial Consummation Date.

16.	STOCKHOLDERS EQUITY (SUCCESSOR)

Common Stock

On the Substantial Consummation Date, RHC amended and restated its articles of incorporation and changed its authorized capital. As a result, the Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of December 31, 2011.

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

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2011. The Board, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. The Board, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

Class B Warrants

In accordance with the Plan, holders of the Predecessor Credit Facility who elected to participate in the designated new money investment and Working Capital Facility received Class B Warrants to purchase an aggregate of 950,001 shares of our Class B Non-Voting Common Stock.  The Class B Warrants do not have a stated term; the stated exercise price is $0.01 per share. The Company evaluated the Class B Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying consolidated balance sheet. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of 0.27% and 0.54% and implied discounts for lack of marketability of 20% and 25%, respectively. The resulting value of the Class B Warrants for future holders of, or current stockholders viewed as having an indirect interest in, Class A Voting Common Stock held by Riviera Voteco, L.L.C. for accounting purposes is $17.72 per share. The resulting value of the Class B Warrants for holders of Class A Warrants is $16.61 per share.

On August 2, 2011, 489,035 Warrants were exercised for Class B shares at the stated exercise price of $0.01 per share. The holders received 489,035 shares of Class B Non-Voting Common Stock as a result. The total value of unexercised Warrants is $7.7 million as of December 31, 2011.

17.	COMMITMENTS AND CONTINGENCIES

The Company is party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. ROC had paid use tax on these items and has filed for refunds for the periods from January 2002 through February 2008. The amount subject to these refunds is approximately $1.1 million. As of December 31, 2011, the Company had not recorded a receivable related to this matter.

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

18.	EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Pension Plan Contributions — the Company contributes to multi-employer pension plans under various union agreements in Las Vegas to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,715,000, and $1,482,000 for the years ended December 31, 2011 and 2010, respectively.

The status of pension plan funding for each of our collective bargaining unit employees is outlined in the table below:

						Funding Improvement	Company Contributions
						Plan (FP)/	(in thousands)
				Pension Protection		Rehabilitation	Year	Year
		Employer		Act Zone Status		Plan (RP)	Ended	Ended
	Plan	Identification	Expiration	Plan Year	Plan Year	Pending/Implemented	December 31,	December 31,
Pension Plan Legal Name	Number	Number	Date	2010	2009	(Yes or No)	2011	2010
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	1	88-6016617	5/31/2012	Green	Green	No	$814	$735
Nevada Resort Association — I.A.T.S.E. Local 720 Pension Trust	1	51-0144767	5/31/2012	Red	Green	Implemented RP	43	36
Western Conference of Teamsters Pension Trust	1	91-0681009	3/31/2013	Green	Green	No	409	350
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	1	36-6052390	5/31/2011	Green	Yellow	No	251	222
Southwest Carpenters Joint Trust Fund	1	95-6042875	7/31/2011	Green	Green	No	105	88
National Electrical Benefit Fund	1	88-6023284	7/31/2011	Green	Green	No	18	11
International Painters and Allied Trades Industry Pension Fund	1	52-0853800	5/31/2013	Yellow	Yellow	Implemented-FP	68	31
American Federation of Musicians and Employers' Pension Fund	1	51-6120204	2/29/2012	Red	Green	Implemented RP	7	9
Total Contributions							$1,715	$1,482

Profit Sharing and 401(k) Plans — the Company maintains profit sharing and 401(k) plans for employees of Riviera Las Vegas and Riviera Black Hawk who are at least 21 years of age and who are not covered by a collective bargaining agreement; employees are eligible to participate in these plans after 90 days of service.

Effective January 1, 2009, the Company suspended the Company match to the 401(k) plan. As a result, the Company made no matching contributions for the Successor Period, Predecessor Period or for the year ended December 31, 2010.

19.	REORGANIZATION ITEMS

Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations. The components of reorganization items are as follows (amounts in thousands):

	Successor	Predecessor
	April 1, 2011 Through	January 1, 2011 Through	Year Ended
	December 31, 2011	March 31, 2011	December 31, 2010
Professional fees	$-	$1,383	$3,770
Write-off of debt issuance costs	-	-	853
Total reorganization items	$-	$1,383	$4,622

Professional fees include financial, legal and other services directly associated with the reorganization process. Professional fees incurred for the Predecessor Period and year ended December 31, 2010 totaled $1.4 million and $3.8 million, respectively. In accordance with the accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code, the Company ceased amortization deferred debt issuance costs related to the liabilities subject to compromise on the Petition Date. Reorganization items for the year ended December 31, 2010 included $0.9 million pertaining to the write-off of unamortized debt issuance costs related to certain liabilities subject to compromise.

20.	GUARANTOR INFORMATION

The obligations under the Series A Credit Agreement and the Series B Credit Agreement are guaranteed by ROC and RBH. These guaranties are full, unconditional, and joint and several.

The Predecessor Credit Facility was guaranteed by the Subsidiaries, which are all of the Company’s restricted subsidiaries. These guaranties were full, unconditional, and joint and several. RHC’s unrestricted subsidiaries, which have no operations and do not significantly contribute to its financial position or results of operations, were not guarantors of the Predecessor Credit Facility.

21.	LOSS PER SHARE

Basic loss per share is computed by dividing net loss per share by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net income by the weighted number of common and common-equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. Such anti-dilutive options excluded from the calculation of diluted loss per share for the year ended December 31, 2010 were 204,000 based on the treasury method. For the Predecessor Period there were no dilutive options outstanding.

22.	RELATED PARTY TRANSACTIONS

As of December 31, 2011, the Company had recorded a receivable from a stockholder in the amount of $1.0 million for expenses paid on behalf of the stockholder.

23.	SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2011 that required recognition or disclosure in the consolidated financial statements.

