Form 10-Q
period 2012-03-31
RIVIERA HOLDINGS CORP
filed 2012-05-11
CIK 899647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(702) 794-9590
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of May 11, 2012, there were 10 voting common Class A Shares, par value $.001 per share, outstanding, and 9,039,035 non-voting common Class B Shares, par value $.001 per share, outstanding.

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

The results of operations for the periods presented are not necessarily indicative of the results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Form 10-K.

The unaudited condensed consolidated financial statements of Riviera Holdings Corporation and subsidiaries for prior periods have been restated to reflect the treatment of Riviera Black Hawk, Inc. as a discontinued operation. The sale of Riviera Black Hawk, Inc. closed on April 26, 2012.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,032	$20,762
Restricted cash	272	272
Accounts receivable-net of allowances of $414 and $315, respectively	5,398	3,337
Due from stockholder	977	977
Inventories	504	547
Prepaid expenses and other assets	2,257	2,570
Assets of discontinued operations held for sale	54,958	56,012
Total current assets	83,398	84,477
PROPERTY AND EQUIPMENT-net	136,680	138,026
GOODWILL	24,826	24,826
INTANGIBLE ASSETS-net	5,693	5,845
OTHER ASSETS-net	2,016	2,028
TOTAL	$252,613	$255,202

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,879	$5,441
Accrued interest	772	782
Deferred tax liabilities	3	3
Accrued expenses	7,076	6,569
Liabilities of discontinued operations held for sale	4,234	4,582
Total current liabilities	17,964	17,377
LONG-TERM DEBT	73,229	72,380
LONG-TERM DEFERRED TAX LIABILITIES	22,431	22,431
Total liabilities	113,624	112,188

COMMITMENTS and CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
Successor:
PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011	-	-
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,039,035 issued and outstanding at March 31, 2012 and December 31, 2011)	9	9

WARRANTS ISSUED	7,657	7,657
ADDITIONAL PAID-IN CAPITAL	150,268	150,268
ACCUMULATED DEFICIT	(18,945)	(14,920)
Total stockholders' equity	138,989	143,014
TOTAL	$252,613	$255,202

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Successor	Predecessor
	January 1, 2012 Through	January 1, 2011 Through
	3/31/2012 (unaudited)	March 31, 2011
REVENUES:
Casino	$8,827	$8,983
Rooms	9,057	9,288
Food and beverage	3,786	3,843
Entertainment	496	745
Other	907	1,088
Total revenues	23,073	23,947
Less-promotional allowances	(2,212)	(3,298)
Net revenues	20,861	20,649

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	6,339	5,779
Rooms	5,267	4,578
Food and beverage	2,885	3,498
Entertainment	600	425
Other	260	293
Other operating expenses:
Share-based compensation	-	12
Other general and administrative	6,864	6,211
Depreciation and amortization	1,902	2,388
Total costs and expenses	24,117	23,184
LOSS FROM OPERATIONS	(3,256)	(2,535)

OTHER (EXPENSE) INCOME:
Interest income and expense, net (contractual interest expense for the three months ended March 31, 2011 was $3,507)	(2,038)	12
Total other (expense) income	(2,038)	12
LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(5,294)	(2,523)
Fresh-start accounting adjustment	-	37,530
Gain on reorganization of debt		47,500
Reorganization items	-	(1,383)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(5,294)	81,124
Income tax benefit from continuing operations	457	-
(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,837)	81,124

DISCONTINUED OPERATIONS
Income from discontinued operations	1,269	1,678
Income tax expense	(457)	-
Income from discontinued operations	812	1,678
NET (LOSS) INCOME	(4,025)	82,802
Other comprehensive (loss) income	-	-
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(4,025)	$82,802

NET (LOSS) INCOME PER SHARE DATA:
Basic
(Loss) Income from continuing operations	$(0.54)	$6.52
Income from discontinued operations	0.09	0.13
Net (Loss) Income, net	$(0.45)	$6.65
Diluted
(Loss) Income from continuing operations	$(0.51)	$6.41
Income from discontinued operations	0.09	0.13
Net (Loss) Income, net	$(0.42)	$6.54

Basic-weighted average common shares outstanding	9,039	12,448
Diluted-weighted average common and common equivalent shares	9,500	12,652

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Successor	Predecessor
	January 1, 2012 Through	January 1, 2011 Through
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES:
Net income (loss)	$(4,025)	$82,802
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,274	3,278
Fresh-start accounting adjustment	-	(37,530)
Gain on reorganization of debt	-	(47,500)
Provision for bad debts	99	(8)
Stock-based compensation-stock options	-	14
Interest paid	11
Interest expense – payment in kind	849	-
Reorganization items	-	1,383
Changes in operating assets and liabilities:
Accounts receivable	(2,155)	(198)
Inventories	25	20
Prepaid expenses and other assets	108	(683)
Accounts payable	446	(220)
Accrued expenses	153	1,990
Net cash (used in) provided by operating activities before emergence related and reorganization items	(1,215)	3,348
Net cash used for reorganization items	-	(1,101)
Net cash (used in) provided by operating activities	(1,215)	2,247

INVESTING ACTIVITIES:
Capital expenditures	(405)	(779)

FINANCING ACTIVITIES:
Payments on capitalized leases	(11)	(11)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,631)	1,457
Less Increase (Decrease) in cash from discontinued operations	99	297
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	20,762	15,168
CASH AND CASH EQUIVALENTS-END OF PERIOD	$19,032	$16,328

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Property acquired with debt and accounts payable	$758	$333
Cash paid for interest	$1,196	$-

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

On April 1, 2011 (the “Substantial Consummation Date”), the Company emerged from reorganization proceedings under the United States Bankruptcy Code pursuant to the Company’s second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”.

As of the Substantial Consummation Date, the Company adopted the “fresh-start” provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of the Substantial Consummation Date. Certain of these values differed materially from the values recorded on the Predecessor’s (as defined below) balance sheets as of March 31, 2011. In addition, the Company’s accounting practices and policies may not be the same as that of the Predecessor’s. For all of these reasons, our condensed consolidated financial statements for periods subsequent to the Substantial Consummation Date are not comparable with the Predecessor’s prior periods.

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

On September 29, 2011, RHC, ROC and RBH, entered into a Stock Purchase Agreement (the “SPA”) with Monarch Casino and Resorts, Inc., a Nevada corporation, and its wholly-owned subsidiary Monarch Growth Inc., a Nevada corporation (collectively, the “Buyer”), pursuant to which the Buyer agreed to purchase the Company’s casino in Black Hawk, Colorado by acquiring all of the issued and outstanding shares of common stock of RBH. This transaction was completed on April 26, 2012. The Buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, ROC paid or satisfied substantially all of RBH’s indebtedness and was required to leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the SPA).

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries. With the presentation of RBH as a discontinued operation (as discussed further in Note 2 and Note 9), the Company has one reporting segment. All material intercompany accounts and transactions have been eliminated.

In preparing the accompanying condensed consolidated financial statements, the Company’s management reviewed events that occurred from March 31, 2012 until the issuance of the financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications, having no effect on net loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

Fresh-Start Reporting

The adoption of fresh-start reporting resulted in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values, and Predecessor’s accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest-bearing debt.

Assets Held For Sale

As discussed in Note 1, on September 29, 2011 the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of RBH. As a result, as discussed above, RBH is presented as a discontinued operation in the accompanying condensed consolidated statements of operations, with the assets and liabilities of RBH presented as held for sale in the accompanying condensed consolidated balance sheets. Cash flows of the discontinued operation have not been segregated from the cash flows of continuing operations on the accompanying condensed consolidated statements of cash flows.

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

Income Taxes

The Company is subject to income taxes in the United States. Authoritative guidance for accounting for income taxes requires that we account for income taxes by recognizing deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

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

Because the Company is subject to a valuation allowance, historically the effective tax rate has been 0%. However, our effective tax rate from continuing operations for the three months ended March 31, 2012 was 8.6%. Our effective tax rate for this period was attributable to a tax benefit recorded in continuing operations related to income in discontinued operation. Our effective tax rate for the three months ended March 31, 2011 was 0%.

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

Restricted Cash

As of March 31, 2012, a security deposit in the amount of $272,000 remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of Other Comprehensive Income (“OCI”) as part of the statement of changes in stockholders' equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of OCI and a total of OCI, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income, and a statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the consolidated financial statements.

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

Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Substantial Consummation Date. As set forth in the disclosure statement relating to the Plan, as confirmed by the Bankruptcy Court on November 17, 2010, the enterprise value of Predecessor was estimated to be in the range of $208 million to $231 million.  Successor’s enterprise value was estimated using various valuation methods, including (i) a comparison of Predecessor and its projected performance to the market values of comparable companies, and (ii) a calculation of the present value of the future cash flows of Successor based on financial projections.

The enterprise value for each property was determined using various valuation methods, including the cost method and the discounted cash flow method, a form of the income approach.  Under the cost method, assets were valued at the cost to acquire a similar or substitute asset.  Under the discounted cash flow method, value was determined using projected future cash flows.  For future cash flows, financial projections for the period 2011 through 2015 were used with a composite annual growth rate of 3% for the four years after 2011. The average marginal tax rate was assumed to be 35% for RHC and 38% for RBH and included federal, state and local taxes. The discount rate applied for assets valued using the discounted cash flow method was 15%, which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group. The present value of all cash flows after 2015 were calculated using terminal values which were calculated by applying 3% growth to the 2015 financial projections which were then discounted in the range of 16% to 17%.

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

The April 1, 2011 balance sheet presented below summarizes the impact of the adoption of the Plan and fresh-start reporting as of the Substantial Consummation Date (amounts in thousands):

	Predecessor March 31, 2011 (unaudited)	Reorganization items (a)		Fresh-start accounting adjustments		Successor April 1, 2011 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,793	$20,000	(b)	$-		$42,793
Restricted cash	272	-		-		272
Accounts receivable-net of allowances	2,292	-		-		2,292
Inventories	611	-		-		611
Prepaid expenses and other assets	3,105	-		-		3,105

Total current assets	29,073	20,000		-		49,073

PROPERTY AND EQUIPMENT-net	157,435	-		19,969	(f)	177,404
OTHER ASSETS-net	2,385	-		-		2,385

INTANGIBLE ASSETS	-	-		14,400	(g)	14,400

GOODWILL	-	-		26,256	(h)	26,256

TOTAL	$188,893	$20,000		$60,625		$269,518

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$44	$-		$-		$44
Accounts payable	7,353	-		-		7,353
Accrued expenses	11,033	-		497	(h)	11,530

Total current liabilities	18,430	-		497		18,927

LONG-TERM DEBT-net current portion	-	70,000	(c)	-		70,000
CAPITAL LEASES-net current portion	60			-		60
LONG-TERM TAX LIABILITY	-	-		22,598	(j)	22,598

Total liabilities not subject to compromise	18,490	70,000		23,095		111,585

Liabilities subject to compromise	276,416	(276,416	)(d)	-		-

TOTAL LIABILITIES	294,906	(206,416)		23,095		111,585

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock	17	(8)		-		9
Additional paid-in capital	20,526	121,080		-		141,606
Treasury stock	(9,635)	9,635		-		-
Issued warrants	-	16,318		-		16,318
Accumulated deficit	(116,921)	79,391	(e)	37,530	(i)	-
Total stockholders' equity (deficiency)	(106,013)	226,416		37,530		157,933

TOTAL	$188,893	$20,000		$60,625		$269,518

Fresh-Start Reporting Explanatory Notes

Reorganization Items

(a)	Represents amounts recorded as of the Substantial Consummation Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, elimination of affiliate activity among Predecessor, the issuance of new indebtedness, the cancellation of Predecessor’s equity, and the issuance of new common stock.

(b)	Reflects proceeds received from the Series B Term Loan (as defined in Note 6 under the caption “Successor – Series B Credit Agreement”).

(c)	Reflects the Series A Credit Agreement (as defined in Note 6 under the caption “Successor – Series A Credit Agreement”) and the Series B Credit Agreement (as defined in Note 6 under the caption “Successor – Series B Credit Agreement”) as provided in the Plan.

(d)	Reflects the discharge of Predecessor’s liabilities subject to compromise in accordance with the Plan.

(e)	Reflects the cumulative impact of the reorganization adjustments as follows (in thousands):

Discharge of liabilities subject to compromise	$276,416
Elimination of Predecessor equity	10,909
Proceeds from long term debt	20,000
Issuance long term debt	(70,000)
Issuance of Class B Warrants (1)	(16,318)
Issuance of common stock at emergence value	(141,616)
$79,391

(1)	Pursuant to the terms of the Plan, the Company issued Class B Non-Voting Common Stock (as defined in Note 7) with attached warrants exercisable into shares of Class B Non-Voting Common Stock (the “Class B Warrants”), to its former creditors in partial or full and final satisfaction of their claims on the Substantial Consummation Date. The Company valued the shares of Class B Non-Voting Common Stock (with attached Class B Warrants) using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of .27% and .54% and implied discounts for lack of marketability of 20% and 25%, respectively. The resulting value of the Class B Warrants (with attached Class B Warrants) for future holders of, or current stockholders viewed as having an indirect interest in, Class A Voting Common Stock (as defined in Note 7) held by Riviera Voteco, L.L.C. for accounting purposes is $17.72 per share. The resulting value of the Class B Warrants (with attached Class B Warrants) for holders of warrants to acquire membership interests in Riviera Voteco, L.L.C. (the “Class A Warrants”) is $16.61 per share.

Fresh-Start Adjustments

(f)	Reflects the fair value of property and equipment and intangible assets in connection with fresh-start reporting. The following table summarizes the components of property and equipment, net as a result of the application of fresh-start reporting (in thousands):

		Successor	Predecessor
	Estimated Life	April 1,	March 31,
	(Years)	2011	2011
Land	∞	$95,500	$38,109
Land improvements	15-20	125	2,643
Building and building improvements	7-40	56,559	145,374
Equipment, furniture, and fixtures	3-7	25,220	177,439
Total cost		177,404	363,565
Less accumulated depreciation		—	(206,130)
		$177,404	$157,435

Fair value estimates were based on various valuation methods. Personal property related to assets with active secondary markets, such as slot machines, were valued using market prices of similar assets. Other personal property such as furniture, fixtures and other equipment, were valued using a depreciated replacement cost method. Land was valued using market comparable data. Where applicable, the income approach was utilized to estimate the fair value of the income producing land, buildings, building improvements and land improvements, either by direct capitalization or discounted cash flow analysis. For specific real property assets that were valued using the cost approach, the income and/or sales comparison approach was utilized to support the value conclusion of the cost approach.

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

(h)	Reflects the establishment of $3.2 million of goodwill as a result of fresh-start reporting. In addition, $23.1 million is included in goodwill as a result of income tax consequences of asset sales related to the Plan. Of the $23.1 million deferred tax liability, $0.5 million is included in current liabilities. This amount includes $1.4 million for RBH at April 1, 2011, which is included in assets “held for sale” at March 31, 2012.

(i)	Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands):

Property and equipment adjustment	$19,969
Successor goodwill	3,161
Intangibles adjustment	14,400
Fresh-start reporting adjustment	$37,530

(j) In connection with the adoption of fresh-start reporting, the Company recognized a deferred tax liability related to the step up of land which is considered an indefinite life asset. In the future, changes in this liability due to changes in the Colorado state tax rate or settlement of the liability may cause the Company to record an income tax provision.

For federal income tax purposes, the Company is subject to limitations upon the use of net operating loss ("NOL") carryforwards under Section 382 (the "Section 382 Limitation") of the Internal Revenue Code of 1986, as amended (the "IRC") as a result of changes in ownership in the current quarter and prior years. For financial reporting purposes, NOLs have been reduced to the amount that is more likely than not to be utilized in future years due to the Section 382 Limitation. A valuation allowance has been recorded for these NOLs. The amount of NOLs we are able to utilize in future years could change should we engage in certain transactions, such as the sale of assets, and potentially impact the Company's tax provision in the period it occurs.

For federal and state income tax reporting purposes, the Company is not subject to income tax upon debt forgiveness income. Instead, we may reduce our tax attributes for the amount of debt forgiveness income that would otherwise be realized. The order in which tax attributes are reduced is prescribed by the IRC and can vary based upon elections allowed. The choice between these alternatives would cause a difference from the current presentation of deferred tax assets and liabilities on Successor’s balance sheet and the activity shown in the Fresh Start Balance Sheet disclosure, as well as the tax provision in future years. Notwithstanding the availability of such alternatives, the terms of the SPA for the sale of RBH requires the Company to take positions, for federal income tax purposes, that will be contrary to the foregoing,  both on a consolidated and separate company basis.  However, the Company does not expect that doing so would have any material effect on the foregoing matters on a consolidated basis.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  The Company recorded goodwill of $24.9 million upon the application of fresh-start reporting.

Intangible assets consist of the following (in thousands):

	Successor
	Estimated life	As of
	(years)	March 31, 2012
		(unaudited)
Trade name	15	$2,400
Customer lists	3	1,400
Software	15	2,500
Total intangible assets		6,300
Less accumulated amortization:
Trade name		(160)
Customer lists		(280)
Software		(167)
Total accumulated amortization		(607)
Intangible assets, net		$5,693

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

Amortization expense for the Successor Period ended March 31, 2012 for those assets amortized was $150,000.  Estimated annual amortization expense for the intangible assets of the Company for the years ending December 31, 2012 through 2015 is anticipated to be $0.6 million for each such year, and $0.4 million for 2016.

5.	DEFERRED FINANCING COSTS

In accordance with ASC Topic 852, the unamortized deferred loan fee balance with respect to the Predecessor Credit Facility as of July 12, 2010, the date on which the Company filed petitions for relief under the provisions of Chapter 11 of the United States Bankruptcy Code (the “Petition Date”) was written-off to expense. The unamortized deferred loan fee balance as of the Petition Date was $853,000.

6.	LONG TERM DEBT AND COMMITMENTS

Long Term Debt consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
	(unaudited)
Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at March 31, 2012	$50,000	$50,000
Series B Term Loan, due April 1, 2019, interest at LIBOR plus 3% and LIBOR plus 13% PIK, 5% and 15%, respectively, at March 31, 2012	23,229	22,380

Total long-term debt	$73,229	$72,380

Successor

Series A Credit Agreement

On the Substantial Consummation Date, pursuant to the Plan, RHC entered into a first lien credit agreement (the “Series A Credit Agreement”) with ROC and RBH, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders from time to time party thereto. The Series A Credit Agreement provides for initial aggregate lender commitments of $60 million, including a $50 million term loan facility (the “Series A Term Loan”) and a $10 million revolving loan (the “Working Capital Facility”). The Working Capital Facility provides for a letter of credit facility and a swingline loan facility with sublimits of $5 million and $2 million, respectively. The Series A Credit Agreement has a maturity date of April 1, 2016. Availability of the revolving loans under the Working Capital Facility is subject to certain conditions provided for in the Series A Credit Agreement. The proceeds of extensions of credit under the Series A Credit Agreement can be used by RHC for working capital and other general corporate purposes.

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

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of March 31, 2012, the Company was in compliance with all restrictive covenants related to the Series A and Series B Term Loans.

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

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of March 31, 2012, the Company was in compliance with all restrictive covenants related to the Series A and Series B Term Loans.

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

7.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of March 31, 2012.

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

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2012. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

Warrants

In accordance with the Plan, holders of the Predecessor Credit Facility who elected to participate in the designated new money investment and Working Capital Facility received Class B Warrants to purchase an aggregate of 950,000 shares of our Class B Non-Voting Common Stock.  The Class B Warrants do not have a stated term; the stated exercise price is $0.01 per share. The Company evaluated the Class B Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of .27% and .54% and implied discounts for lack of marketability of 20% and 25%, respectively. The resulting value of the Class B Warrants (with attached Class B Warrants) for future holders of, or current stockholders viewed as having an indirect interest in, Class A Voting Common Stock held by Riviera Voteco, L.L.C. for accounting purposes is $17.72 per share. The resulting value of the Class B Warrants (with attached Class B Warrants) for holders of Class A Warrants is $16.61 per share.

8.	FAIR VALUE MEASUREMENT

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

As of March 31, 2012, the Company had assets and/or liabilities required to be measured at fair value. These assets were measured at fair value on the Substantial Consummation Date based on Level 2 inputs.

9. DISCONTINUED OPERATION

RBH is presented as a discontinued operation in the accompanying statement of operations for the Successor Period while the assets and liabilities are presented as held for sale in the accompanying balance sheet as of March 31, 2012 due to the pending sale, as discussed in Note 1.

Assets and liabilities of RBH are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$6,035	$5,936
Accounts receivable-net	195	200
Inventories	97	79
Prepaid expenses and other assets	723	516
Total current assets	7,050	6,731
Property and equipment, net	39,817	40,826
Goodwill	1,430	1,430
Intangible assets, net	6,653	7,015
Other assets, net	8	10
Total assets of discontinued operations held for sale	$54,958	$56,012

Current portion of long-term debt	$44	$45
Accounts payable	638	631
Accrued expenses	3,537	3,880
Total current liabilities	4,219	4,556
Accounts payable subject to compromise	-	-
Capital lease, net of current portion	15	26
Total liabilities of discontinued operations held for sale	$4,234	$4,582

Operating results of discontinued operations are summarized as follows (in thousands):

	Successor	Predecessor
	January 1, 2012 Through	January 1, 2011 Through
	March 31, 2012	March 31, 2011
Net revenues	$10,013	$10,030
Operating costs and expenses	8,744	8,352
Income from operations	1,269	1,678
Income tax expense	(457)	-
Net income	$812	$1,678

10. RELATED PARTY TRANSACTIONS

As of March 31, 2012, the Company had recorded a receivable from a stockholder in the amount of $1.0 million for expenses paid on behalf of the stockholder.

11.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2012, the Company had no commitments or contingencies that are not already accounted for in the condensed consolidated financial statements or disclosed in the accompanying Notes.

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

In January 2012, the Nevada Tax Commission upheld the decision of an Administrative Law Judge (“ALJ”) who ruled that complimentary meals provided to patrons and employees of a Nevada casino operator were retail sales subject to sales tax. The ruling of the ALJ further held that the use tax already paid on such items and sought as refunds should be credited against the sales tax due. Furthermore, the ALJ held that the Nevada Department of Taxation could not assess additional taxes, penalties or interest because its regulations and policies at the time only required the payment of use tax on such complimentary meals. The Company expects that the Nevada Tax Commission ruling will be appealed through the Nevada courts. As of March 31, 2012, the Company has not recorded a receivable associated with its $1.1 million refund claim, but has recorded a sales tax liability of $18,000 for the month of March 2012, for complimentary meals provided to customers and employees.

Legal Proceedings and Related Events

The Company is a party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

12.	SUBSEQUENT EVENTS

The Company completed the sale of RBH on April 26, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate Riviera Las Vegas on the Las Vegas Strip in Las Vegas, Nevada, and Riviera Black Hawk in Black Hawk, Colorado.

On September 29, 2011, RHC, ROC and RBH, entered into the SPA with the Buyer, pursuant to which the Buyer agreed to purchase the Riviera Black Hawk by acquiring all of the issued and outstanding shares of common stock of RBH. This transaction was completed on April 26, 2012. The Buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, ROC paid or satisfied substantially all of RBH’s indebtedness and was required to leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the SPA).

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

In addition to the above, we continuously strive to maximize the number of people who patronize Las Vegas but who are not guests in our hotel. We achieve this by capitalizing on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities. We are well situated for walk-in traffic on the Las Vegas Strip near several major properties, including the Circus Circus Las Vegas Resort and Casino, Las Vegas Hilton, Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects. While we benefit from our proximity to several major properties, the dormant Echelon and Fontainebleau construction projects have caused a major reduction in walk-in traffic. We anticipate that our walk-in traffic will be adversely impacted for the foreseeable future.

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

The accompanying results of operations for the three months ending March 31 are presented for 2011 (the "Predecessor Period"), and for 2012 (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in Predecessor's assets and liabilities, while the Successor Period reflects the assets and liabilities at fair value by allocating the enterprise value to our company's assets and liabilities pursuant to accounting guidance related to business combinations. Moreover, the historical financial results of Predecessor are not indicative of our current financial condition or our future results of operations. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Results of Operations

2012 Compared to 2011

	Successor	Predecessor	Percentage
(In thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase (Decrease) 2012 vs 2011
Revenues
Casino	$8,827	$8,983	-1.7%
Rooms	9,057	9,288	-2.5%
Food and beverage	3,786	3,843	-1.5%
Entertainment	496	745	-33.4%
Other	907	1,088	-16.6%
Total revenues	23,073	23,947	-3.6%
Less-promotional allowances	(2,212)	(3,298)	-32.9%
Net revenues	20,861	20,649	1.0%
Expenses
Casino	6,339	5,779	9.7%
Rooms	5,267	4,578	15.1%
Food and beverage	2,885	3,498	-17.5%
Entertainment	600	425	41.2%
Other	260	293	-11.3%
Other operating expenses:
Share-based compensation	-	12	-100.0%
Other general and administrative	6,611	6,211	6.4%
Black Hawk sale-related expenses	253	-	0.0%
Depreciation and amortization	1,902	2,388	-20.4%
Total expenses	24,117	23,184	4.0%
Loss from Operations	$(3,256)	$(2,535)	28.4%

Revenues

Net revenues for the three months ended March 31, 2012 were $20.9 million, an increase of $0.3 million, or 1.0%, from $20.6 million for the comparable period in the prior year.

Casino revenues for the quarter ended March 31, 2012 were $8.8 million, a decrease of $0.2 million, or 1.7% from the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenue was $6.9 million, flat to the comparable period in the prior year and table game revenue was $1.7 million, a decrease of $0.3 million, or 15% from $2.0 million. While slot machines had lower visitation during 2012, which saw coin-in decrease to $96.1 million for the quarter ended March 31, 2012 from $102.0 million in the prior year, hold percentage increased to 8.6% from 8.1% prior year. Table games, on the other hand, saw a substantial increase in volume due to the implementation of our strategy to target gamers that prefer the Baccarat, Pai Gow, and other traditionally Asian style games. Table game drop was $22.1 million for the quarter ended March 31, 2012, compared to $9.8 million in the prior year; however, hold percentage decreased to 7.9% from 20.6%.

Room revenues for the quarter ended March 31, 2012 were 2.5% lower than the prior year period. The decrease in room revenues was primarily due to a decrease in the Group and Casino channels which were partially offset by increases in the Wholesale and Retail channels. Occupancy increased to 80.2% for the first quarter 2012 from 77.8% in the prior year period. Our average daily room rate decreased $4.16, primarily because of the Group, Tour and Travel and Casino channels. Room revenues included $1.0 million and $1.9 million related to rooms provided to casino guests on a complimentary basis for the quarter ended March 31, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the quarter ended March 31, 2012 declined 1.5% from the prior year period. The decrease was due primarily to selective reduction of hours of operation and closure of outlets during low occupancy dates. The reduction was significantly offset by an increase in banquet business. Food and beverage revenues included $1.0 million and $0.9 million related to food and beverage provided to casino guests on a complimentary basis for the quarter ended March 31, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the quarter ended March 31, 2012 decreased 33.4% from the prior year period. The decrease in entertainment revenues is primarily due to the elimination of ticketed shows in LeBistro Lounge, including The Rat Pack and Dr. Scott, as well as in the Versailles Showroom, which hosted the Dao Chinese acrobats. We added several new shows in the Starlite Lounge in late 2011 to help offset this lost revenue. Entertainment revenues included $0.1 million and $0.3 million in revenues related to show tickets offered to guests on a complimentary basis for the quarter ended March 31, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the quarter ended March 31, 2012 decreased 16.6% from the prior year period. The decrease in other revenues was primarily due to bundling WiFi for hotel guests with other services provided as part of the resort fee. The resort fee was increased to capture the revenue lost by charging separately for this service. There was also a decline in tenant rental income as a result of tenant lease terminations. The prolonged economic downturn made it unprofitable for some tenants to continue operating.

Promotional allowances were $2.2 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to less complimentary offering redemptions.

Costs and Expenses

Costs and expenses for the three months ended March 31, 2012 were $24.1 million, an increase of $0.9 million, or 4.0%, from $23.2 million for the comparable period in the prior year.

Casino costs and expenses for the quarter ended March 31, 2012 increased 9.7% from the prior year period. The increase in casino expenses was primarily due to an increase in table game payroll and related costs as a result of the additional games added during the year and the addition of Bingo as an amenity to attract players and drive gaming revenues.

Room department costs and expenses for the quarter ended March 31, 2012 increased 15.1% from the prior year period, partially attributed to the 4.3% increase in occupied rooms. Payroll costs increased due to mandatory union wage increases averaging 3.0%. Laundry and departmental supplies expense also increased, primarily as a result of increased occupancy.

Food and beverage costs and expenses for the quarter ended March 31, 2012 decreased 17.5% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for the quarter ended March 31, 2012 increased 41.2% as we had additional costs for contract entertainers and equipment rentals related to new shows in the Crazy Girls and Starlite showrooms in the current period.

Other operating costs and expenses increased marginally as a result of the costs associated with marketing the Riviera Black Hawk for sale and the costs associated with marketing the Las Vegas property.

Net Loss from Continuing Operations

Net Loss from Continuing Operations for the three months ended March 31, 2012 and 2011 were $3.3 million and $2.5 million, respectively.

Discontinued Operation

On September 29, 2011, we entered into the SPA to sell our Black Hawk Colorado operation. We have reflected the operation as a discontinued operation and the related assets and liabilities as held for sale.

Liquidity and Capital Resources for the Three Months Ended March 31, 2012

Liquidity

We had cash and cash equivalents of $19.0 million as of March 31, 2012, compared to $20.8 million at December 31, 2011. Our cash and cash equivalents decreased $1.8 million during the period due primarily to cash used in operating activities and for capital expenditures.

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

Liquidity and Capital Resources Conclusion

The Company had $19.0 million in cash and cash equivalents as of March 31, 2012. Additionally, effective April 1, 2011, the Company has the ability to draw up to $10 million against its Working Capital Facility and has significantly reduced its debt service burden. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. However, we believe that the Company has sufficient liquidity and capital resources (including cash flow from operations) to meet debt service and normal course expenditures.

Current Economic and Operating Environment

We believe that a number of factors are affecting consumer sentiment and behavior, including the continued economic slowdown, high unemployment and decreasing home values. We believe that consumers have and will continue to save more and spend less on discretionary items such as vacations and gaming. Thus, we believe that the outlook for the gaming and hospitality industries remains highly uncertain. Based on these adverse circumstances, we believe that the Company will continue to experience lower than expected hotel occupancy, room rates and casino volumes.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2012:

	Payments Due by Period
Contractual Cash Obligations	Total	less than 1 year	1 to 3 years	4 to 5 years	more than 5 years
Operating Leases	$42	$36	$6	$-	$-
Capital Leases	1,029	546	252	111	120
Maturities of Borrowings Under Credit Facility (Note 6)	73,229	-	-	50,000	23,229
Purchase Obligations	3,366	3,366	-	-	-
Total Contractual Cash Obligations	$77,666	$3,948	$258	$50,111	$23,349

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, we have no off-balance sheet arrangements.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2011. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. During the three months ended March 31, 2012, there were no significant changes other than those described in this Form 10-Q, from the critical accounting policies described in our Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Agreements. As of March 31, 2012, we had $73.2 million in borrowings outstanding under our Credit Agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the Credit Agreements. As of March 31, 2012, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.7 million per year.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

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

There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2011

Forward-Looking Statements

Throughout this Form 10-Q, we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this Form 10-Q will happen as described or that any positive trends referred to in this Form 10-Q will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this Form 10-Q thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

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

Item 5.	Other Information

On May 9, 2012, Riviera Holdings Corporation (the “Company”) entered into (a) an Employment Agreement with Andy Choy for his service as the Company’s Chief Executive Officer (the “Choy Agreement”), and (b) an Employment Agreement with Larry King for his service as the Company’s Chief Financial Officer (the “King Agreement,” and together with the Choy Agreement, collectively, the “Employment Agreements,” and individually, an “Employment Agreement”). The Choy Agreement is effective as of April 1, 2011, and the King Agreement is effective as of April 19, 2011, which dates represent the executives’ respective dates of appointment. The terms of the Employment Agreements are identical other than as stated below.

The Employment Agreements provide for an initial term of three years. Absent written notice by the Company to the executive no less than 30 days before the expiration of the initial term, such executive’s Employment Agreement automatically renews for one additional year.

The Choy Agreement provides that Mr. Choy will earn an annual base salary of $450,000, and the King Agreement provides that Mr. King will earn an annual base salary of $240,000. The Employment Agreements provide that the Company will implement a bonus plan during 2012 in which the executives may participate. Further, the Employment Agreements require the Company to enter into an agreement with each executive setting forth the terms of executive bonus plan and incentive programs in which such executive will be eligible to participate.

During the term of the Employment Agreements, the executive is entitled to participate in such of the Company’s benefit plans as are generally made available from time to time to the Company’s senior executives. Mr. Choy is entitled to 28 business days, and Mr. King 23 business days, paid time off in each calendar year (which were prorated for 2011), and unused paid time off may be carried-over from year to year. Upon the executive’s request, the Company is obligated to pay such executive the cash value of accrued but unused paid off time.

The executives are subject to certain restrictive covenants upon termination of employment. For a period of six months, in the case of Mr. Choy, and three months, in the case of Mr. King, following termination of employment for any reason or no reason, the executive may not engage in certain competitive conduct, further described in the Employment Agreements, within a 100-mile radius of the Company’s hotel and casino in Las Vegas, Nevada. This non-compete covenant does not apply upon the occurrence of certain change of control events and the sale of all or substantially all of the Company’s assets. Further, for a period of 18 months after termination of employment, the executive may not (a) share with competitors or their affiliates certain information pertaining to advertisers, suppliers, vendors, independent contractors, brokers, partners, patrons, executives or customers (collectively referred to as “business contacts” in the Employment Agreements) of the Company, or certain prospective business contacts, and (b) solicit business contacts or employees. Each executive also has agreed to keep certain information with respect to the Company and its business affiliates confidential for a period of five years after termination of such executive’s employment.

The Company and the executive may terminate such executive’s Employment Agreement upon 30 days' prior written notice. If the Company terminates an Employment Agreement other than for cause (as defined in the Employment Agreements), the executive is entitled to a severance payment, a pro rated bonus for the year of termination, and continued health care coverage or COBRA coverage under the Company’s health insurance programs at no cost to such executive and his dependents. Mr. Choy is entitled to a severance payment equal to six months’ base salary then in effect and continuation of health benefits for 12 months, whereas Mr. King is entitled to a severance payment equal to three months’ base salary then in effect and continuation of health benefits for six months. The executive’s receipt of the severance payment and health benefits described above are conditioned upon such executive executing a general release of claims.

The foregoing description of the Choy Agreement and the King Agreement does not purport to be complete and is qualified in its entirety by reference to the Choy Agreement and the King Agreement, which are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

Item 6.	Exhibits

See list of exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

Date: May 11, 2012	By:	/s/ Andy Choy
Chief Executive Officer (Authorized Officer)

Date: May 11, 2012	By:	/s/ Larry King
Chief Financial Officer (Principal Financial Officer)

Exhibits

Exhibits:
10.1	Choy Agreement
10.2	King Agreement
31.1*	Certification of Andy Choy, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Larry King, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Andy Choy, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Larry King, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

