Form 10-Q
period 2012-06-30
RIVIERA HOLDINGS CORP
filed 2012-08-20
CIK 899647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of August 20, 2012, there were 10 voting common Class A Shares, par value $.001 per share, outstanding, and 9,039,035 non-voting common Class B Shares, par value $.001 per share, outstanding.

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

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22,408	$20,762
Restricted cash	66,157	272
Accounts receivable-net of allowances of $795 and $315, respectively	4,744	3,337
Due from stockholder	-	977
Inventories	515	547
Prepaid expenses and other assets	2,750	2,570
Assets of discontinued operations held for sale	-	56,012
Total current assets	96,574	84,477
PROPERTY AND EQUIPMENT-net	138,589	138,026
GOODWILL	24,826	24,826
INTANGIBLE ASSETS-net	5,542	5,845
OTHER ASSETS-net	2,179	2,028
TOTAL	$267,710	$255,202

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$74,323	$-
Accounts payable	5,565	5,441
Accrued interest	852	782
Accrued income taxes payable	4,393	-
Accrued expenses	7,307	6,572
Liabilities of discontinued operations held for sale	-	4,582
Total current liabilities	92,440	17,377
LONG-TERM DEBT	-	72,380
LONG-TERM DEFERRED TAX LIABILITIES	22,431	22,431
Total liabilities	114,871	112,188

COMMITMENTS and CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011	-	-
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,039,035 issued and outstanding at June 30, 2012 and December 31, 2011)	9	9
WARRANTS ISSUED	7,657	7,657
ADDITIONAL PAID-IN CAPITAL	149,170	150,268
ACCUMULATED DEFICIT	(3,997)	(14,920)
Total stockholders' equity	152,839	143,014
TOTAL	$267,710	$255,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands, except per share amounts)

	Successor			Predecessor
	Three months ended	Six months ended	Three months ended	Three months ended
	June 30, 2012	June 30, 2012	June 30, 2011	March 31, 2011
REVENUES:
Casino	$9,570	$18,397	$10,202	$8,983
Rooms	9,314	18,369	9,275	9,288
Food and beverage	3,382	7,168	3,923	3,843
Entertainment	220	716	632	745
Other	867	1,774	1,007	1,088
Total revenues	23,353	46,424	25,039	23,947
Less-promotional allowances	(2,343)	(4,554)	(3,456)	(3,298)
Net revenues	21,010	41,870	21,583	20,649

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	7,287	13,626	6,232	5,779
Rooms	5,642	10,909	4,693	4,578
Food and beverage	2,695	5,580	3,731	3,498
Entertainment	305	904	508	425
Other	312	572	295	293
Other operating expenses:
Share-based compensation	-	-	-	12
Other general and administrative	6,844	13,708	7,019	6,211
Emergence related expenses	-	-	1,502	-
Depreciation and amortization	1,961	3,863	3,060	2,388
Total costs and expenses	25,046	49,162	27,040	23,184
LOSS FROM OPERATIONS	(4,036)	(7,292)	(5,457)	(2,535)

OTHER (EXPENSE) INCOME:
Interest (expense) and income, net (contractual interest expense for the three months ended March 31, 2011 was $3,507)	(2,111)	(4,149)	(1,897)	12
Total other (expense) income	(2,111)	(4,149)	(1,897)	12
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER ITEMS	(6,147)	(11,441)	(7,354)	(2,523)
Fresh-start accounting adjustment	-	-	-	37,530
Gain on reorganization of debt	-	-	-	47,500
Reorganization items	-	-	-	(1,383)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(6,147)	(11,441)	(7,354)	81,124
Income tax benefit from continuing operations	3,665	4,122	574	-
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,482)	(7,319)	(6,780)	81,124
DISCONTINUED OPERATIONS
Income from discontinued operations	22,364	23,633	1,592	1,678
Income tax expense	(8,058)	(8,515)	(574)	-
Income from discontinued operations	14,306	15,118	1,018	1,678
NET INCOME (LOSS)	11,824	7,799	(5,762)	82,802
Other comprehensive (loss) income	-	-	-	-
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$11,824	$7,799	$(5,762)	$82,802

NET INCOME (LOSS) PER SHARE DATA:
Basic
Income (Loss) from continuing operations	$(0.27)	$(0.81)	$(0.79)	$6.52
Income from discontinued operations	1.58	1.67	0.12	0.13
Net Income (Loss), net	$1.31	$0.86	$(0.67)	$6.65
Diluted
Income (Loss) from continuing operations	$(0.27)	$(0.81)	$(0.79)	$6.41
Income from discontinued operations	1.58	1.67	0.12	0.13
Net Income (Loss), net	$1.31	$0.86	$(0.67)	$6.55

Basic-weighted average common shares outstanding	9,039	9,039	8,550	12,448
Diluted-weighted average common and common equivalent shares	9,039	9,039	8,550	12,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Successor		Predecessor
	Six months ended	Three months ended	Three months ended
	June 30, 2012	June 30, 2011	March 31, 2011
OPERATING ACTIVITIES:
Net income (loss)	$7,799	$(5,762)	$82,802
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	3,863	3,832	3,278
Fresh-start accounting adjustment	-	-	(37,530)
Gain on reorganization of debt	-	-	(47,500)
Provision for bad debts	481	32	(8)
Stock-based compensation-stock options	-	-	14
Gain on sale of Black Hawk	(22,084)	-	-
Interest paid	56	-	-
Interest expense – payment in kind	1,943	758	-
Increase in restricted cash	(63,605)	-	-
Emergence related expenses	-	1,502	-
Reorganization items	-	-	1,383
Changes in operating assets and liabilities:
Accounts receivable	(1,812)	(337)	(198)
Inventories	17	46	20
Prepaid expenses and other assets	(600)	156	(683)
Accounts payable	(92)	(812)	(220)
Accrued interest	70	767	-
Income taxes payable	4,393	-	-
Accrued expenses	(480)	(2,395)	1,990
Net cash (used in) provided by operations before emergence related and reorganization items	(70,051)	(2,213)	3,348
Net cash used for emergence related items	-	(260)	-
Net cash used for reorganization items	-	-	(1,101)
Net cash (used in) provided by operations	(70,051)	(2,473)	2,247

INVESTING ACTIVITIES:
Capital expenditures	(4,123)	(2,099)	(779)
Decrease/(increase) due from stockholder	-	(1,100)	-
Net proceeds Black Hawk sale	70,018	-	-
Distribution to stockholders	(120)	-	-
Net cash provided by (used in) investing activities	65,775	(3,199)	(779)

FINANCING ACTIVITIES:
Payments on capitalized leases	(14)	(12)	(11)
Net cash used in financing activities	(14)	(12)	(11)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,290)	(5,684)	1,457
Less Increase (Decrease) in cash from discontinued operations	(5,936)	(308)	297
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	20,762	36,328	15,168
CASH AND CASH EQUIVALENTS-END OF PERIOD	$22,408	$30,952	$16,328

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Property acquired with debt and accounts payable	$906	$832	$333
Cash paid for interest	$2,100	$381	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

In February 2000, the Company opened its casino in Black Hawk, Colorado, which was owned through Riviera Black Hawk, Inc. (“RBH”), a wholly-owned subsidiary of ROC, until its sale on April 26, 2012 as described below.

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

On April 1, 2011 (the “Substantial Consummation Date”), the Company emerged from reorganization proceedings under the United States Bankruptcy Code pursuant to the Company’s second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”).

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

References in this Form 10-Q to “Successor” refers to the Company on or after April 1, 2011.  References to “Predecessor” refer to the Company prior to April 1, 2011. The “Predecessor Period” reflects the historical accounting basis in Predecessor’s assets and liabilities, while the “Successor Period” reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries. With the presentation of RBH as a discontinued operation (as discussed further in Note 2 and Note 7), the Company has one reporting segment. All material intercompany accounts and transactions have been eliminated.

In preparing the accompanying condensed consolidated financial statements, the Company’s management reviewed events that occurred from June 30, 2012 until the issuance of the financial statements.

Prior Period Adjustments

During the second quarter of 2012, we identified errors in our consolidated financial statements for the period April 1 through December 31, 2011 and for the three months ended March 31, 2012. The errors relate to the recording of depreciation and amortization expense associated with our discontinued operation of $1,372,000 for each period, respectively, resulting in an understatement of income from discontinued operations and an overstatement of consolidated net loss for the Successor Period ended December 31, 2011 and the three months ended March 31, 2012 of $879,000 or $0.10 basic and diluted earnings per share, respectively. We have analyzed the potential impact of these errors and concluded that while the correction of these errors were significant to the three months ended June 30, 2012, their correction would not be material to the individual or aggregate periods for 2011 or for the expected full year results for the current year ending December 31, 2012, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In accordance with the relevant guidance, we evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error of $1,372,000 for the Successor Period ended December 31, 2011 would be immaterial to the expected full year results for 2012 and correcting the error would not have had a material impact on any individual prior period financial statement or affect the trend of financial results from continuing operations. Conversely, we concluded that correcting both the error from the Successor Period and the error of $879,000, net of tax, for the three months ended March 31, 2012 in the three months ended June 30, 2012, would be material to our financial results for the three months then ended. Accordingly, we recorded a non-cash adjustment in the six months ended June 30, 2012 to increase income from discontinued operations by $879,000, net of tax. As provided by SAB 108, the portion of the error correction that impacts the results for the three months ended March 31, 2012 will not require the previously filed quarterly report on Form 10-Q for the period ended March 31, 2012 to be amended and the correction is permitted to be made the next time we file our prior period financial statements. We plan to recast the results for discontinued operations for the three months ended March 31, 2012 no later than the filing of our Form 10-K for the year ending December 31, 2012.

Liquidity

The Company had $88.5 million in cash and cash equivalents (of which $66.2 million is restricted) as of June 30, 2012. Additionally, effective April 1, 2011, the Company generally has the ability to draw up to $10 million against its Working Capital Facility (as defined in Note 4) and has significantly reduced its debt service burden. However, due to the default under the Series A Credit Agreement (as defined in Note 4) and the Series B Credit Agreement (as defined in Note 4) described in Part II, Item 3 of this Form 10-Q, we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the default is cured or waived. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under the two agreements and require us to repay them immediately. We believe that we currently have sufficient funds to do so. However, in the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, including from capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in doing so. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. In the absence of acceleration of the amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, we believe that the Company has sufficient liquidity and capital resources to meet debt service and normal course expenditures.

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

Earnings Per Share (Successor)

Diluted earnings per share assume exercise of warrants exercisable into Class B Non-Voting Common Stock (as defined in Note 5) (the “Class B Warrants”). The effect of dilutive securities was calculated using the treasury stock method.

Income Taxes

The Company is subject to income taxes in the United States. Authoritative guidance for accounting for income taxes requires that we account for income taxes by recognizing deferred tax assets, net of applicable reserves, and deferred tax liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment includes the evaluation of the future reversal of temporary tax differences, the nature and frequency of current and cumulative losses, forecasts of future taxable income and implementation of tax planning strategies.

We have concluded that it is more-likely-than-not that the net deferred tax assets, excluding the deferred tax liability related to the step-up in land recorded in fresh-start reporting, will not be realized, and accordingly, we recorded a valuation allowance against our net deferred tax asset balance.  Deferred tax liabilities related to indefinite lived assets are not available to be considered as a future source of income for purposes of evaluating the recognition of deferred tax assets. Accordingly, a deferred tax liability related to the step-up in land was recognized on the Company’s balance sheet as of December 31, 2011, which remains unchanged as of June 30, 2012.

Due to the Company being subject to a valuation allowance, historically, the effective tax rate has been 0%. However, our effective tax rate from continuing operations for the three and six months ended June 30, 2012 and three months ended June 30, 2011 was 59.6%, 36.0% and 7.8%, respectively. Although the overall tax provision for the year will be zero, the tax provision from continuing operations for each quarter is not zero because the tax effect on ordinary income from continuing operations is computed using the estimated annual effective tax rate, while the tax effect on income from discontinued operations is treated as a discrete event. The income taxes payable represents current taxes due as a result of the sale of RBH. This payable will be adjusted throughout the year based on the results of continuing operations.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. Authoritative guidance regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Based on authoritative guidance, the Company has not recorded a reserve for uncertain tax positions and does not anticipate that this will change over the next twelve months.

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

Restricted Cash

As of June 30, 2012, a security deposit in the amount of $272,000 remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

As of June 30, 2012, $63.6 million of the purchase price in the sale of RBH is being held in a segregated deposit account. These funds may only be invested, expended or used with prior written consent of the Required Lenders and Required Revolving Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively).

As of June 30, 2012, $2.28 million of the purchase price in the sale of RBH is being held by an unaffiliated escrow agent in an indemnity escrow account to secure the Company’s indemnification obligations under the SPA. These funds become unrestricted and will be released to the Company on or about April 26, 2013 to the extent that they have not been paid to the Buyer in satisfaction of indemnification claims under the SPA before then.

Accounting for Reorganization (Predecessor)

ASC Topic 852, Reorganizations provides accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code, including companies in Chapter 11 reorganization, and generally does not change the manner in which financial statements are prepared. However, ASC Topic 852 requires that the financial statements for periods subsequent to the July 12, 2010 filing of petitions (the “Chapter 11 Cases”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code by RHC, ROC, and RBH distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations. Predecessor incurred $1.4 million in reorganization items through March 31, 2011. ASC Topic 852 also requires that the balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities and requires that cash used for reorganization items must be disclosed separately in the statement of cash flows. Predecessor adopted ASC Topic 852 on July 12, 2010 and has segregated, and Successor will segregate, those items as documented above for all reporting periods subsequent to such date.

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

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the consolidated financial statements.

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

Intangible assets consist of the following (in thousands):

	Esimated life	As of June 30, 2012	As of December 31, 2011
	(years)	(unaudited)

Trade name	15	$2,400	$2,400
Customer lists	3	1,400	1,400
Software	15	2,500	2,500
Total intangible assets		6,300	6,300
Less accumulated amortization:
Trade name		(200)	(120)
Customer lists		(350)	(210)
Software		(208)	(125)
Total accumulated amortization		(758)	(455)
Intangible assets, net		$5,542	$5,845

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

Amortization expense for the Successor Period ended June 30, 2012 for those assets amortized was $300,000.  Estimated annual amortization expense for the intangible assets of the Company for the years ending December 31, 2012 through 2015 is anticipated to be $0.6 million for each such year, and $0.4 million for 2016.

4.	LONG TERM DEBT AND COMMITMENTS

Long Term Debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)

Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at June 30, 2012	$50,000	$50,000
Series B Term Loan, due April 1, 2019, interest at LIBOR plus 18% PIK, 20% at June 30, 2012	24,323	22,380
Total long term debt	74,323	72,380
Less current portion of long term debt	(74,323)	-
Total long term debt, net of current portion	$-	$72,380

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

Interest accrues at a LIBOR Rate (as defined in the Series A Credit Agreement) for a specified interest period (with a floor of 2.0%) plus a margin rate of 5.0% per annum or the Alternate Base Rate (as defined below) plus a margin rate of 4.0% per annum. Alternate base rate (“Alternate Base Rate”) interest is an alternate base rate equal to the highest of (i) the prime rate, as defined in the Series A Credit Agreement, (ii) the Federal Funds Effective rate (as defined in the Series A Credit Agreement) in effect on such day plus 1/2 of 1% and (iii) the LIBOR Rate that would be payable on such day for LIBOR Rate Loan (as defined in the Series A Credit Agreement) with one month interest period plus 1.00%.

RHC is required to pay a quarterly unused commitment fee and customary fees to the administrative agent. RHC is also required to pay quarterly participation and fronting fees based on the amount of the letter of credit exposure of the applicable lenders and letter of credit issuers, respectively.

The obligations under the Series A Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series A Credit Agreement) pursuant to the terms of the Series A Credit Agreement and are secured by a first priority security interest on substantially all of RHC's and its Domestic Subsidiaries’ assets, other than a deposit account into which the proceeds of the Series B Term Loan (as defined below) was deposited on the Substantial Consummation Date (the “Series B Term Loan Controlled Account”). Proceeds deposited in the Series B Term Loan Controlled Account are earmarked primarily for capital improvements. On April 26, 2012, the Required Lenders (as defined in the Series A Credit Agreement) released the security interest in RBH and RBH’s assets so that the sale of RBH could be completed. The proceeds from the sale are segregated as required by the Required Lenders.

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of June 30, 2012, the Company was not in compliance with the financial covenants in, and in default under, the Series A Credit Agreement. The Required Lenders (as defined in the Series A Credit Agreement) temporarily waived such default and this waiver expired on July 31, 2012. Effective as of August 1, 2012, the Company was in default under the Series A Credit Agreement. The lenders and administrative agent under the Series A Credit Agreement have not taken any action to exercise any remedies under the Series A Credit Agreement.

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement. As such, the balance of the Series A Term Loan, as of June 30, 2012, has been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders (as defined in the Series A Credit Agreement) have the ability to increase the interest accruing on amounts owned under the Series A Credit Agreement. Different default interest rates would apply to the principal of the loans, the accrued but unpaid interest on the loans and any other amounts owed under the Series A Credit Agreement. With respect to the principal of the loans made pursuant to the Series A Credit Agreement, the default interest rate is equal to the current interest rate plus 2%.

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

The Series B Term Loan bears interest at a per annum rate equal to the sum of the LIBOR Rate (as defined in the Series B Credit Agreement) plus 3.0%, payable in cash, and the LIBOR Rate plus 13.00%, payable in kind (PIK) in interest that will be recapitalized as principal. The Series B Credit Agreement has a maturity date of April 1, 2019. Upon completion of the sale of RBH on April 26, 2012, the cash portion of interest converted to PIK. Beginning on April 26, 2012, the Series B Term Loan bears interest at the LIBOR Rate plus 18% interest payable in kind.

RHC is required to pay a customary fee to the administrative agent. The obligations under the Series B Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series B Credit Agreement) pursuant to the terms of the Series B Credit Agreement and are secured by (i) a first priority security interest on Series B Term Loan Controlled Account and (ii) a second priority security interest on substantially all of RHC's and its Domestic Subsidiaries’ other assets. On April 26, 2012, the Required Lenders (as defined in the Series B Credit Agreement) released the security interest in RBH and RBH’s assets so that the sale of RBH could be completed. The proceeds from the sale are segregated as required by the Required Lenders.

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of June 30, 2012, the Company was not in compliance with the financial covenants in, and in default under, the Series B Credit Agreement. The Required Lenders (as defined in the Series B Credit Agreement) temporarily waived such default and this waiver expired on July 31, 2012. Effective as of August 1, 2012, the Company was in default under the Series B Credit Agreement; the lenders and administrative agent under the Series B Credit Agreement have not taken any action to exercise any remedies under the Series B Credit Agreement.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement. As such, the balance of the Series B Term Loan, as of June 30, 2012, has been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders (as defined in the Series B Credit Agreement) have the ability to increase the interest accruing on amounts owned under the Series B Credit Agreement. Different default interest rates would apply to the principal of the loan, the accrued but unpaid interest on the loan and any other amounts owed under the Series B Credit Agreement. With respect to the principal of the loan made pursuant to the Series B Credit Agreement, the default interest rate is equal to the current interest rate plus 2%.

5.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of June 30, 2012.

The Company, Riviera Voteco, L.L.C. (“Voteco”), the stockholder holding 100% of the Class A Voting Common Stock, and certain stockholders holding a majority of the Class B Non-Voting Common Stock entered into a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement, among other things, contemplates an agreed composition of the Company’s Board of Directors and prohibits the transfer of the Class A Voting Common Stock and Class B Non-Voting Common Stock unless Voteco determines that such transfer is not to a person who is a competitor of, or otherwise adverse to, the Company, and the Company is reasonably satisfied that such transfer will comply with certain requirements relating to securities, regulatory and other specified laws. Any purported transfer of the Class A Voting Common Stock and Class B Non-Voting Common Stock will be null and void if not made in compliance with all applicable gaming laws and following receipt of all required gaming approvals. The Stockholders Agreement also subjects transfers of Class B Non-Voting Common Stock, other than to certain affiliated transferees, to specified tag-along rights, drag-along rights, and a right of first offer. In addition, the Stockholders Agreement contains agreements among the parties with respect to certain governance matters, including director appointment and board observer rights, restrictions on the issuance of shares of Class A Voting Common Stock, Class B Non-Voting Common Stock and other equity securities of the Company or other rights convertible into or to acquire such securities, restrictions on distributions, repurchases and pledges of Class B Non-Voting Common Stock, registration rights with respect to holders of Class B Non-Voting Common Stock, rights to indemnification and contribution and provisions related to conflicts of interests and transactions with affiliates.

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2012. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

Warrants

In accordance with the Plan, creditors under Predecessor’s $245 million Credit Agreement, dated as of June 8, 2007, who elected to participate in the designated new money investment and Working Capital Facility received Class B Warrants to purchase an aggregate of 950,000 shares of our Class B Non-Voting Common Stock.  The Class B Warrants do not have a stated term; the stated exercise price is $0.01 per exercise. The Company evaluated the Class B Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of .27% and .54% and implied discounts for lack of marketability of 20% and 25%, respectively. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for future holders of, or current stockholders viewed as having an indirect interest in, Class A Voting Common Stock held by Riviera Voteco, L.L.C. for accounting purposes is $17.72 per share. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for holders of warrants exercisable into membership interests in Riviera Voteco, L.L.C. is $16.61 per share.

6.	FAIR VALUE MEASUREMENT

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

As of June 30, 2012, the Company had assets and/or liabilities required to be measured at fair value. These assets were measured at fair value on the Substantial Consummation Date based on Level 2 inputs.

7.	DISCONTINUED OPERATION

RBH is presented as a discontinued operation in the accompanying statement of operations for the Successor Period and the assets and liabilities have been reported as held for sale in the accompanying balance sheet through the date the transaction was completed, as discussed in Note 1. The sale of RBH closed on April 26, 2012.

Assets and liabilities of RBH are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$-	$5,936
Accounts receivable-net	-	200
Inventories	-	79
Prepaid expenses and other assets	-	516
Total current assets	-	6,731
Property and equipment, net	-	40,826
Goodwill	-	1,430
Intangible assets, net	-	7,015
Other assets, net	-	10
Total assets of discontinued operations held for sale	$-	$56,012

Current portion of long-term debt	$-	$45
Accounts payable	-	631
Accrued expenses	-	3,880
Total current liabilities	-	4,556
Accounts payable subject to compromise	-	-
Capital lease, net of current portion	-	26
Total liabilities of discontinued operations held for sale	$-	$4,582

Operating results of discontinued operations are summarized as follows (in thousands):

	Successor			Predecessor
	Three months ended	Six months ended	Three months ended	Three months ended
	June 30, 2012	June 30, 2012	June 30, 2011	March 31, 2011
Net revenues	$2,673	$12,686	$9,938	$10,030
Operating costs and expenses	2,393	11,137	8,346	8,352
Income from operations	280	1,549	1,592	1,678
Gain on Disposal	22,084	22,084	-	-
Income tax expense	(8,058)	(8,515)	(574)	-
Net income	$14,306	$15,118	$1,018	$1,678

8.	RELATED PARTY TRANSACTIONS

As of June 30, 2012, the Company paid $120,000 of stockholder expenses as a return of capital recorded through Equity. Additionally, we reclassified $977,000 that was previously recorded as a receivable from a stockholder as a return of capital recorded through Equity.

9.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2012, the Company had no commitments or contingencies that are not already accounted for in the condensed consolidated financial statements or disclosed in the accompanying Notes.

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

In January 2012, the Nevada Tax Commission upheld the decision of an Administrative Law Judge (“ALJ”) who ruled that complimentary meals provided to patrons and employees of a Nevada casino operator were retail sales subject to sales tax. The ruling of the ALJ further held that the use tax already paid on such items and sought as refunds should be credited against the sales tax due. Furthermore, the ALJ held that the Nevada Department of Taxation could not assess additional taxes, penalties or interest because its regulations and policies at the time only required the payment of use tax on such complimentary meals. The Company expects that the Nevada Tax Commission ruling will be appealed through the Nevada courts. As of June 30, 2012, the Company has not recorded a receivable associated with its $1.1 million refund claim, but has recorded a sales tax liability of $75,000 as of June 2012, for complimentary meals provided to customers and employees.

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

Overview

We own and operate Riviera Las Vegas on the Las Vegas Strip in Las Vegas, Nevada, and owned and operated Riviera Black Hawk in Black Hawk, Colorado until its sale on April 26, 2012.

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

Prior Period Adjustments

During the second quarter of 2012, we identified errors in our consolidated financial statements for the period April 1 through December 31, 2011 and for the three months ended March 31, 2012. The errors relate to the recording of depreciation and amortization expense associated with our discontinued operation of $1,372,000 for each period, respectively, resulting in an understatement of income from discontinued operations and an overstatement of consolidated net loss for the Successor Period ended December 31, 2011 and the three months ended March 31, 2012 of $879,000 or $0.10 basic and diluted earnings per share, respectively. We have analyzed the potential impact of these errors and concluded that while the correction of these errors were significant to the three months ended June 30, 2012, their correction would not be material to the individual or aggregate periods for 2011 or for the expected full year results for the current year ending December 31, 2012, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In accordance with the relevant guidance, we evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error of $1,372,000 for the Successor Period ended December 31, 2011 would be immaterial to the expected full year results for 2012 and correcting the error would not have had a material impact on any individual prior period financial statement or affect the trend of financial results from continuing operations. Conversely, we concluded that correcting both the error from the Successor Period and the error of $879,000, net of tax, for the three months ended March 31, 2012 in the three months ended June 30, 2012, would be material to our financial results for the three months then ended. Accordingly, we recorded a non-cash adjustment in the six months ended June 30, 2012 to increase income from discontinued operations by $879,000, net of tax. As provided by SAB 108, this portion of the error correction that impacts the results for the three months ended March 31, 2012 will not require the previously filed quarterly report on Form 10-Q for the period ended March 31, 2012 to be amended and the correction is permitted to be made the next time we file our prior period financial statements. We plan to recast the results for discontinued operations for the three months ended March 31, 2012 no later than the filing of our Form 10-K for the year ending December 31, 2012.

Results of Operations

Three Months Ended June 30, 2012 Compared to 2011

			Percentage
(In thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase (Decrease) 2012 vs 2011
Revenues
Casino	$9,570	$10,202	-6.2%
Rooms	9,314	9,275	0.4%
Food and beverage	3,382	3,923	-13.8%
Entertainment	220	632	-65.2%
Other	867	1,007	-13.9%
Total revenues	23,353	25,039	-6.7%
Less-promotional allowances	(2,343)	(3,456)	-32.2%
Net revenues	21,010	21,583	-2.7%
Expenses
Casino	7,287	6,232	16.9%
Rooms	5,642	4,693	20.2%
Food and beverage	2,695	3,731	-27.8%
Entertainment	305	508	-40.0%
Other	312	295	5.8%
Other operating expenses:
Other general and administrative	6,844	7,019	-2.5%
Emergence related expenses	-	1,502	-100.0%
Depreciation and amortization	1,961	3,060	-35.9%
Total expenses	25,046	27,040	-7.4%
Loss from Operations	$(4,036)	$(5,457)	-26.0%

Revenues

Net revenues for the three months ended June 30, 2012 were $21.0 million, a decrease of $0.6 million, or 2.7%, from $21.6 million for the comparable period in the prior year.

Casino revenues for the quarter ended June 30, 2012 were $9.6 million, a decrease of $0.6 million, or 6.2% from the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenues were $8.6 million, down 1.9% compared to the comparable period in the prior year and table game revenues were $2.3 million, an increase of $0.1 million, or 4.1% from $2.2 million. While slot machines had lower visitation during 2012, which saw coin-in decrease to $105.4 million for the quarter ended June 30, 2012 from $111.7 million in the prior year, hold percentage increased to 8.1% from 7.8% prior year. Table games, on the other hand, saw a substantial increase in volume due to the implementation of our strategy to target gamers that prefer the Baccarat, Pai Gow, and other traditionally Asian style games. Table game drop was $20.1 million for the quarter ended June 30, 2012, compared to $11.6 million in the prior year; however, hold percentage decreased to 11.6% from 19.3%.

Room revenues for the quarter ended June 30, 2012 were 0.4% higher than the prior year period. The increase in room revenues was primarily in the Wholesale, Group and Retail channels, which were offset by a decrease in the Casino and Tour and Travel channels. Occupancy decreased to 81.3% for the second quarter 2012 from 82.7% in the prior year period. Our average daily room rate increased $1.34, primarily in the Wholesale channel. Room revenues included $1.1 million and $2.3 million related to rooms provided to casino guests on a complimentary basis for the quarter ended June 30, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the quarter ended June 30, 2012 declined 13.8% from the prior year period. The decrease was due primarily to selective reduction of hours of operation and closure of outlets during low occupancy dates. The reduction was partially offset by an increase in R Steakhouse and Java Stop volume. Food and beverage revenues included $1.0 million related to food and beverage provided to casino guests on a complimentary basis for each of the quarters ended June 30, 2012 and 2011. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the quarter ended June 30, 2012 decreased 65.2% from the prior year period. The decrease in entertainment revenues is primarily due to the elimination of ticketed shows in LeBistro Lounge, including The Rat Pack and Dr. Scott. We added several new shows in the Starlite Lounge in late 2011 to help offset this lost revenue. Entertainment revenues included $0.1 million and $0.2 million in revenues related to show tickets offered to guests on a complimentary basis for the quarter ended June 30, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the quarter ended June 30, 2012 decreased 13.9% from the prior year period. The decrease in other revenues was primarily due to bundling WiFi for hotel guests with other services provided as part of the resort fee. The resort fee was increased to capture the revenue lost by charging separately for this service. There was also a decline in tenant rental income as a result of tenant lease terminations. The prolonged economic downturn made it unprofitable for some tenants to continue operating.

Promotional allowances were $2.3 million and $3.5 million for the three months ended June 30, 2012 and 2011, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our efforts to focus complimentaries on our best customers.

Costs and Expenses

Costs and expenses for the three months ended June 30, 2012 were $25.0 million, a decrease of $2.0 million, or 7.4%, from $27.0 million for the comparable period in the prior year.

Casino costs and expenses for the quarter ended June 30, 2012 increased 16.9% from the prior year period. The increase in casino expenses was primarily due to an increase in table game payroll and related costs as a result of the additional games added during the year, bad debt reserve adjustment related to the development of more high-end table game play, promotional efforts to drive slot play through an enhanced player rewards program, and the addition of Bingo as an amenity to attract players and drive gaming revenues.

Room department costs and expenses for the quarter ended June 30, 2012 increased 20.2% from the prior year period. Payroll costs increased due to mandatory union wage increases averaging 3.0%. Laundry expense also increased, primarily as a result of contractual price increases. Convention sales commissions and rebates increased per contractual obligations used to entice groups to have their event at our property.

Food and beverage costs and expenses for the quarter ended June 30, 2012 decreased 27.8% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for the quarter ended June 30, 2012 decreased 40.0% as we reduced contract payments to entertainers based on revenue share agreements for new shows

Other operating costs and expenses decreased as a result of the costs associated with emergence from bankruptcy in the prior year.

Loss from Operations

Loss from Operations for the three months ended June 30, 2012 and 2011 were $4.0 million and $5.5 million, respectively.

Discontinued Operation

On September 29, 2011, we entered into the SPA to sell our Black Hawk Colorado operation. We have reflected the operation as a discontinued operation and the related assets and liabilities as held for sale through the sale completion date of April 26, 2012.

Results of Operations

Six Months Ended June 30, 2012 Compared to 2011

The accompanying table shows Predecessor’s results of operations for the three months ended March 31, 2011, Successor’s results of operations for the three months ended June 30, 2011 and the six months ended June 30, 2012, and the combined results of operations of Predecessor and Successor for the six months ended June 30, 2011.

	Successor	Successor	Predecessor		Percentage
(In thousands)	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011	Increase (Decrease) 2012 vs 2011
Revenues
Casino	$18,397	$10,202	$8,983	$19,185	-4.1%
Rooms	18,369	9,275	9,288	18,563	-1.0%
Food and beverage	7,168	3,923	3,843	7,766	-7.7%
Entertainment	716	632	745	1,377	-48.0%
Other	1,774	1,007	1,088	2,095	-15.3%
Total revenues	46,424	25,039	23,947	48,986	-5.2%
Less-promotional allowances	(4,554)	(3,456)	(3,298)	(6,754)	-32.6%
Net revenues	41,870	21,583	20,649	42,232	-0.9%
Expenses
Casino	13,626	6,232	5,779	12,011	13.4%
Rooms	10,909	4,693	4,578	9,271	17.7%
Food and beverage	5,580	3,731	3,498	7,229	-22.8%
Entertainment	904	508	425	933	-3.1%
Other	572	295	293	588	-2.7%
Other operating expenses:				-
Share-based compensation	-	-	12	12	-100.0%
Other general and administrative	13,708	7,019	6,211	13,230	3.6%
Emergence related expenses	-	1,502	-	1,502	-100.0%
Depreciation and amortization	3,863	3,060	2,388	5,448	-29.1%
Total expenses	49,162	27,040	23,184	50,224	-2.1%
Loss from Operations	$(7,292)	$(5,457)	$(2,535)	$(7,992)	-8.8%

Revenues

Net revenues for the six months ended June 30, 2012 were $41.9 million, a decrease of $0.4 million, or 0.9%, from $42.2 million for the comparable period in the prior year.

Casino revenues for the six months ended June 30, 2012 were $18.4 million, a decrease of $0.8 million, or 4.1% from the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenues were relatively flat at $16.1 million, compared to $16.3 million in the comparable period in the prior year and table game revenues were $4.1 million, a decrease of $0.2 million, or 4.3% from $4.3 million. While slot machines had lower visitation during 2012, which saw coin-in decrease to $201.5 million for the six months ended June 30, 2012 from $213.7 million in the prior year, hold percentage increased to 8.0% from 7.6% in the prior year. Table games, on the other hand, saw a substantial increase in volume due to the implementation of our strategy to target gamers that prefer the Baccarat, Pai Gow, and other traditionally Asian style games. Table game drop was $42.3 million for the six months ended June 30, 2012, compared to $21.4 million in the prior year; however, hold percentage decreased to 9.6% from 19.9%.

Room revenues for the six months ended June 30, 2012 were 1.0% lower than the prior year period. The decrease in room revenues was primarily due to a decrease in the Group and Casino channels which were partially offset by increases in the Wholesale and Retail channels. Occupancy increased to 80.8% for the first six months 2012 from 80.2% in the prior year period. Our average daily room rate decreased $1.32, primarily because of the Group, Tour and Travel and Casino channels. Room revenues included $2.2 million and $4.2 million related to rooms provided to casino guests on a complimentary basis for the six months ended June 30, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the quarter ended June 30, 2012 declined 13.8% from the prior year period. The decrease was due primarily to selective reduction of hours of operation and closure of outlets during low occupancy dates. The reduction was partially offset by an increase in R Steakhouse and Java Stop volume. Food and beverage revenues included $1.0 million related to food and beverage provided to casino guests on a complimentary basis for the quarters ended June 30, 2012 and 2011. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the six months ended June 30, 2012 decreased 48.0% from the prior year period. The decrease in entertainment revenues is primarily due to the elimination of ticketed shows in LeBistro Lounge, including The Rat Pack and Dr. Scott, as well as in the Versailles Showroom, which hosted the Dao Chinese acrobats. We added several new shows in the Starlite Lounge in late 2011 to help offset this lost revenue. Entertainment revenues included $0.2 million and $0.5 million in revenues related to show tickets offered to guests on a complimentary basis for the six months ended June 30, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the six months ended June 30, 2012 decreased 15.3% from the prior year period. The decrease in other revenues was primarily due to bundling of WiFi service for hotel guests with other services provided as part of the resort fee. The resort fee was increased to capture the revenues lost by charging separately for this service. There was also a decline in tenant rental income as a result of tenant lease terminations. The prolonged economic downturn made it unprofitable for some tenants to continue operating.

Promotional allowances were $4.6 million and $6.8 million for the six months ended June 30, 2012 and 2011, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our efforts to focus complimentaries on our best customers.

Costs and Expenses

Costs and expenses for the six months ended June 30, 2012 were $49.2 million, a decrease of $1.0 million, or 2.1%, from $50.2 million for the comparable period in the prior year.

Casino costs and expenses for the six months ended June 30, 2012 increased 13.4% from the prior year period. The increase in casino expenses was primarily due to an increase in table game payroll and related costs as a result of the additional games added during the year, bad debt reserve adjustment related to the development of more high-end table game play, promotional efforts to drive slot play through an enhanced player rewards program, and the addition of bingo as an amenity to attract players and drive gaming revenues.

Room department costs and expenses for the six months ended June 30, 2012 increased 17.7% from the prior year period, partially attributed to the 1.1% increase in occupied rooms. Payroll costs increased due to mandatory union wage increases averaging 3.0%. Laundry expense also increased, primarily as a result of contractual price increases. Convention sales commissions and rebates increased per contractual obligations used to entice groups to have their event at our property. Travel agent commissions increased due to more reservations coming through an Internet-based reservation service for which the Company pays commissions.

Food and beverage costs and expenses for the six months ended June 30, 2012 decreased 22.8% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for the six months ended June 30, 2012 decreased 3.1% as we reduced contract payments to entertainers based on revenue share agreements for new shows.

Other operating costs and expenses decreased as a result of the costs associated with emergence after bankruptcy in the prior year, which was offset somewhat by the costs associated with the sale of our Black Hawk, Colorado operation.

Net Loss from Continuing Operations

Net Loss from Continuing Operations for the six months ended June 30, 2012 and 2011 were $7.3 million and $8.0 million, respectively.

Discontinued Operation

On September 29, 2011, we entered into the SPA to sell our Black Hawk, Colorado operation. We have reflected the operation as a discontinued operation and the related assets and liabilities as held for sale through the sale completion date of April 26, 2012.

Liquidity and Capital Resources as of June 30, 2012

Liquidity

The Company had $88.5 million in cash and cash equivalents (of which $66.2 million is restricted) as of June 30, 2012. Additionally, effective April 1, 2011, the Company generally has the ability to draw up to $10 million against its Working Capital Facility and has significantly reduced its debt service burden. However, due to the default under the Series A Credit Agreement and the Series B Credit Agreement described in Part II, Item 3 of this Form 10-Q, we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the default is cured or waived. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under the two agreements and require us to repay them immediately. We believe that we currently have sufficient funds to do so. However, in the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, including from capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in doing so. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. In the absence of acceleration of the amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, we believe that the Company has sufficient liquidity and capital resources to meet debt service and normal course expenditures.

Current Economic and Operating Environment

We believe that a number of factors are affecting consumer sentiment and behavior, including the continued economic slowdown, high unemployment and decreasing home values. We believe that consumers have and will continue to save more and spend less on discretionary items such as vacations and gaming. Thus, we believe that the outlook for the gaming and hospitality industries remains highly uncertain. Based on these adverse circumstances, we believe that the Company will continue to experience lower than historical hotel occupancy, room rates and casino volumes.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	less than 1 year	1 to 3 years	4 to 5 years	more than 5 years
Operating Leases	$32	$27	$5	$-	$-
Capital Leases	856	432	221	111	92
Maturities of Borrowings Under Credit Facility (Note 6)	74,323	74,323	-	-	-
Purchase Obligations	3,301	3,301	-	-	-
Total Contractual Cash Obligations	$78,512	$78,083	$226	$111	$92

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, we have no off-balance sheet arrangements.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2011. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. During the three months ended June 30, 2012, there were no significant changes other than those described in this Form 10-Q, from the critical accounting policies described in our Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of June 30, 2012, we had $74.3 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the credit agreements. As of June 30, 2012, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.7 million per year.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2011, and the additional risk factor below.

As a result of existing default under our credit facilities, if the interest rate we pay thereunder is increased or the amounts outstanding thereunder are accelerated, our available cash, results from operations and ability to conduct business operations will be negatively affected.

As of June 30, 2012, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement. As a result, the interest rate we pay on amounts outstanding thereunder may increase. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under the two agreements and require us to repay them immediately. In the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, including from capital contributions from stockholders, if available to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Failure to secure any necessary additional financing would have a material adverse affect on our operations and ability to continue as a going concern. Any additional equity financing may result in substantial dilution to our then existing stockholders.

Forward-Looking Statements

Throughout this Form 10-Q, we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this Form 10-Q will happen as described or that any positive trends referred to in this Form 10-Q will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this Form 10-Q thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	our limited operating history;

•	our inability to achieve projected financial results and to service our debt obligations;

•	negative effects of the Chapter 11 Cases on our image;

•	risks associated with successor liability and liabilities of Predecessor not provided for in the Plan;

•	the effects of disruption in the credit markets and worsening global and national economic conditions;

•	competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions;

•	risks related to geographic market concentration;

•	loss of management and key personnel;

•	changes or developments in laws, regulations or taxes in the gaming industry, specifically in Nevada where initiatives have been proposed to raise the gaming tax;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	adverse effects of factors that are beyond our control;

•	uninsured losses or losses that are not adequately covered by insurance;

•	costs and liabilities associated with litigation;

•	the consequences of concerns associated with wars, terrorism and homeland security;

•	labor disputes and work stoppages;

•	volatility in our hold percentage;

•	the availability of additional capital to support capital improvements and development;

•	the loss on technological services and electrical power;

•	the loss in value of the Riviera brand;

•	our inability to protect our brands;

•	adverse effects from climate change, climate change regulations and greenhouse gas effects;

•	costs associated with legal claims and litigation related to the alleged effect of our operations on climate change;

•	adverse consequences from data breaches and other cyber security related risks;

•	the availability and adequacy of our cash flow to meet our capital requirements, including payment of amounts due under our credit agreements, and our inability to raise additional capital if needed;

•	adverse consequences of interest rate fluctuations;

•	restrictions imposed by the terms of our indebtedness and our ability to meet the affirmative and negative covenants set forth in our credit agreements; and

•	adverse consequences from our current default under our credit facilities, such as the imposition of default interest rate or acceleration of the amounts outstanding thereunder.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Item 3.	Defaults Upon Senior Securities

As of June 30, 2012, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement for failure to satisfy the financial covenant that neither the Credit Parties (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) nor any Subsidiary as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) permit the Consolidated Interest Coverage Ratio (as defined and calculated as set forth in the Series A Credit Agreement and the Series B Credit Agreement, respectively) to be less than 1:00 to 1:00 for the quarter ended June 30, 2012.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owned under the Series A Credit Agreement and the Series B Credit Agreement, respectively. Different default interest rates would apply to the principal of the loans, the accrued but unpaid interest on the loans and any other amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. With respect to the principal of the loans made pursuant to the Series A Credit Agreement and the Series B Credit Agreement, respectively, the default interest rate is equal to the current interest rate plus 2%.

The Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) temporarily waived such default and this waiver expired on July 31, 2012. The lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have not to date taken any action to exercise any remedies as a result thereof.

Item 6.	Exhibits

See list of exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

Date: August 20, 2012	By:	/s/ Andy Choy
Chief Executive Officer (Authorized Officer)

Date: August 20, 2012	By:	/s/ Larry King
Chief Financial Officer (Principal Financial Officer)

Exhibits

Exhibit No.:	Description:

10.1	Trademark and Domain Name License Agreement, dated as of April 26, 2012, by and between Riviera Operating Corporation and Riviera Black Hawk, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 000-21430), filed on May 1, 2012)

10.2	Series A Amendment and Consent Agreement, dated as of April 25, 2012, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Desert Rock Enterprises LLC, Cerberus Series Four Holdings, LLC and Strategic Value Special Situations Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File Number 000-21430), filed on May 1, 2012)

10.3	Series B Amendment and Consent Agreement, dated as of April 25, 2012, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Desert Rock Enterprises LLC, Cerberus Series Four Holdings, LLC and Strategic Value Special Situations Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File Number 000-21430), filed on May 1, 2012)

31.1*	Certification of Andy Choy, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Larry King, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Andy Choy, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Larry King, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

