Form 10-Q/A
period 2012-06-30
RIVIERA HOLDINGS CORP
filed 2012-09-06
CIK 899647

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 20, 2012 (the “Original 10-Q”), is to furnish the Interactive Data Files as Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE during the 30-day grace period allowed under Rule 405(a)(2) of Regulation S-T. Those sections of the Original 10-Q that are unaffected by this Amendment No. 1 are not included herein.

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

RIVIERA HOLDINGS CORPORATION

Date: September 6, 2012	By:	/s/ Andy Choy
Chief Executive Officer (Authorized Officer)

Date: September 6, 2012	By:	/s/ Larry King
Chief Financial Officer (Principal Financial Officer)

Exhibits

Exhibit No.:	Description:
10.1	Trademark and Domain Name License Agreement, dated as of April 26, 2012, by and between Riviera Operating Corporation and Riviera Black Hawk, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 000-21430), filed on May 1, 2012)
10.2	Series A Amendment and Consent Agreement, dated as of April 25, 2012, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Desert Rock Enterprises LLC, Cerberus Series Four Holdings, LLC and Strategic Value Special Situations Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File Number 000-21430), filed on May 1, 2012)
10.3	Series B Amendment and Consent Agreement, dated as of April 25, 2012, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Desert Rock Enterprises LLC, Cerberus Series Four Holdings, LLC and Strategic Value Special Situations Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File Number 000-21430), filed on May 1, 2012)
31.1*	Certification of Andy Choy, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Larry King, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Andy Choy, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Larry King, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed herewith.

** Previously furnished herewith.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

Page 3 of 3