Form 10-Q
period 2012-09-30
RIVIERA HOLDINGS CORP
filed 2012-11-14
CIK 899647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(702) 697-4600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 14, 2012, there were 10 voting common Class A Shares, par value $.001 per share, outstanding, and 9,039,035 non-voting common Class B Shares, par value $.001 per share, outstanding.

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

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$14,806	$20,762
Restricted cash	66,110	272
Accounts receivable-net of allowances of $1,742 and $315, respectively	1,867	3,337
Due from stockholder	-	977
Inventories	507	547
Prepaid expenses and other assets	2,800	2,570
Assets of discontinued operations held for sale	-	56,012
Total current assets	86,090	84,477
PROPERTY AND EQUIPMENT-net	139,112	138,026
GOODWILL (Note 3)	13,626	24,826
INTANGIBLE ASSETS-net	5,390	5,845
OTHER ASSETS-net	2,108	2,028
TOTAL	$246,326	$255,202

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$75,648	$-
Accounts payable	4,807	5,441
Accrued interest	957	782
Accrued income tax provision	1,676	-
Accrued expenses	7,521	6,572
Liabilities of discontinued operations held for sale	-	4,582
Total current liabilities	90,609	17,377
LONG-TERM DEBT	-	72,380
LONG-TERM DEFERRED TAX LIABILITIES	22,431	22,431
Total liabilities	113,040	112,188

COMMITMENTS and CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at September 30, 2012 and December 31, 2011	-	-
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,039,035 issued and outstanding at September 30, 2012 and December 31, 2011)	9	9
WARRANTS ISSUED	7,657	7,657
ADDITIONAL PAID-IN CAPITAL	149,170	150,268
ACCUMULATED DEFICIT	(23,550)	(14,920)
Total stockholders' equity	133,286	143,014
TOTAL	$246,326	$255,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands, except per share amounts)

	Successor		Successor		Predecessor
	Three months ended	Three months ended	Nine months ended	Six months ended	Three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	March 31, 2011
REVENUES:
Casino	$8,263	$8,807	$26,659	$19,009	$8,983
Rooms	8,019	8,692	26,388	17,967	9,288
Food and beverage	3,549	3,728	10,718	7,650	3,843
Entertainment	321	640	1,037	1,272	745
Other	942	1,034	2,716	2,041	1,088
Total revenues	21,094	22,901	67,518	47,939	23,947
Less-promotional allowances	(2,816)	(3,202)	(7,370)	(6,794)	(3,298)
Net revenues	18,278	19,699	60,148	41,145	20,649
COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	8,181	6,398	21,807	12,710	5,779
Rooms	5,596	5,323	16,505	9,840	4,578
Food and beverage	2,789	3,155	8,369	6,827	3,498
Entertainment	273	573	1,177	1,105	425
Other	313	288	885	583	293
Other operating expenses:
Share-based compensation	-	-	-	-	12
Other general and administrative	7,864	8,469	21,572	15,483	6,211
Emergence related expenses	-	100	-	1,602	-
Goodwill impairment	11,200	-	11,200	-	-
Depreciation and amortization	2,014	1,122	5,877	2,178	2,388
Total costs and expenses	38,230	25,428	87,392	50,328	23,184
LOSS FROM OPERATIONS	(19,952)	(5,729)	(27,244)	(9,183)	(2,535)

OTHER (EXPENSE) INCOME:
Interest (expense) and income, net (contractual interest expense for the three months ended March 31, 2011 was $3,507)	(2,500)	(1,960)	(6,650)	(3,866)	12
Total other (expense) income	(2,500)	(1,960)	(6,650)	(3,866)	12
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER ITEMS	(22,452)	(7,689)	(33,894)	(13,049)	(2,523)
Fresh-start accounting adjustment	-	-	-	-	37,530
Gain on reorganization of debt	-	-	-	-	47,500
Reorganization items	-	-	-	-	(1,383)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(22,452)	(7,689)	(33,894)	(13,049)	81,124
Income tax benefit from continuing operations	2,783	1,419	6,905	1,992	-
(LOSS) INCOME FROM CONTINUING OPERATIONS	(19,669)	(6,270)	(26,989)	(11,057)	81,124
DISCONTINUED OPERATIONS
Income from discontinued operations	182	2,104	23,815	3,693	1,678
Income tax expense	(66)	(758)	(8,581)	(1,331)	-
Income from discontinued operations	116	1,346	15,234	2,362	1,678
NET (LOSS) INCOME	(19,553)	(4,924)	(11,755)	(8,695)	82,802
Other comprehensive (loss) income	-	-	-	-	-
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(19,553)	$(4,924)	$(11,755)	$(8,695)	$82,802

NET INCOME (LOSS) PER SHARE DATA:
Basic
(Loss) Income from continuing operations	$(2.18)	$(0.69)	$(2.99)	$(1.22)	$6.52
Income from discontinued operations	0.01	0.15	1.69	0.26	0.13
Net (Loss) Income, net	$(2.16)	$(0.54)	$(1.30)	$(0.96)	$6.65
Diluted
(Loss) Income from continuing operations	$(2.18)	$(0.69)	$(2.99)	$(1.22)	$6.41
Income from discontinued operations	0.01	0.15	1.69	0.26	0.13
Net (Loss) Income, net	$(2.16)	$(0.54)	$(1.30)	$(0.96)	$6.55
Basic-weighted average common shares outstanding	9,039	9,039	9,039	9,039	12,448
Diluted-weighted average common and common equivalent shares	9,039	9,039	9,039	9,039	12,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Successor		Predecessor
	Nine months ended	Six months ended	Three months ended
	September 30, 2012	September 30, 2011	March 31, 2011
OPERATING ACTIVITIES:
Net income (loss)	$(11,755)	$(8,695)	$82,802
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Goodwill impairment	11,200	-	-
Depreciation and amortization	5,877	4,007	3,278
Fresh-start accounting adjustment	-	-	(37,530)
Gain on reorganization of debt	-	-	(47,500)
Provision for bad debts	1,427	18	(8)
Stock-based compensation-stock options	-	-	14
Income tax expense (benefit)	-	(661)	-
Gain on sale of Black Hawk	(22,266)	-	-
Interest paid	148	-	-
Interest expense – payment in kind	3,268	1,545	-
Increase in restricted cash	(63,558)	-	-
Emergence related expenses	-	-	-
Reorganization items	-	-	1,383
Changes in operating assets and liabilities:
Accounts receivable	118	(568)	(198)
Inventories	26	(31)	20
Prepaid expenses and other assets	(671)	(1,518)	(683)
Accounts payable	(850)	(733)	(220)
Accrued interest	175	1,040	-
Income taxes payable	1,676	-	-
Accrued expenses	(265)	(469)	1,990
Net cash (used in) provided by operations before emergence related and reorganization items	(75,450)	(6,065)	3,348
Net cash used for emergence related items	-	-	-
Net cash used for reorganization items	-	-	(1,101)
Net cash (used in) provided by operations	(75,450)	(6,065)	2,247

INVESTING ACTIVITIES:
Capital expenditures	(6,508)	(4,762)	(779)
Decrease/(increase) due from stockholder	-	(1,100)	-
Net proceeds Black Hawk sale	70,201	-	-
Distribution to stockholders	(121)	-	-
Net cash provided by (used in) investing activities	63,572	(5,862)	(779)

FINANCING ACTIVITIES:
Payments on capitalized leases	(14)	(23)	(11)
Net cash used in financing activities	(14)	(23)	(11)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,892)	(11,950)	1,457
Less Increase (Decrease) in cash from discontinued operations	(5,936)	164	297
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	20,762	36,328	15,168
CASH AND CASH EQUIVALENTS-END OF PERIOD	$14,806	$24,542	$16,328

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Property acquired with debt and accounts payable	$751	$626	$333
Cash paid for interest	$3,078	$1,285	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Riviera Holdings Corporation (“RHC”) and its wholly-owned subsidiary, Riviera Operating Corporation (“ROC”) (RHC and ROC, together with ROC’s wholly-owned subsidiaries, the “Company”), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization. The Company operates the Riviera Hotel & Casino (the “Riviera Las Vegas”) on the Strip in Las Vegas, Nevada.

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

Casino operations are subject to extensive regulation in the states of Nevada and Colorado (prior to RBH being sold on April 26, 2012) by agencies with jurisdiction over gaming activities and various other state and local regulatory agencies. Our management believes that the Company’s procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries. With the presentation of RBH as a discontinued operation (as discussed further in Note 2 and Note 7), the Company has one reporting segment. All material intercompany accounts and transactions have been eliminated.

In preparing the accompanying condensed consolidated financial statements, the Company’s management reviewed events that occurred from September 30, 2012 until the issuance of the financial statements.

Prior Period Adjustments

During the second quarter of 2012, we identified errors in our consolidated financial statements for the period April 1 through December 31, 2011 and for the three months ended March 31, 2012. The errors related to the recording of depreciation and amortization expense associated with our discontinued operation of $1,372,000 for each period, respectively, resulting in an understatement of income from discontinued operations and an overstatement of consolidated net loss for the Successor Period ended December 31, 2011 and the three months ended March 31, 2012 of $879,000 or $0.10 basic and diluted earnings per share, respectively. We have analyzed the potential impact of these errors and concluded that while the correction of these errors were significant to the three months ended June 30, 2012, their correction would not be material to the individual or aggregate periods for 2011 or for the expected full year results for the current year ending December 31, 2012, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In accordance with the relevant guidance, we evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error of $1,372,000 for the Successor Period ended December 31, 2011 would be immaterial to the expected full year results for 2012 and correcting the error would not have had a material impact on any individual prior period financial statement or affect the trend of financial results from continuing operations. Conversely, we concluded that correcting both the error from the Successor Period and the error of $879,000, net of tax, for the three months ended March 31, 2012 in the three months ended June 30, 2012, would be material to our financial results for the three months then ended. Accordingly, we recorded a non-cash adjustment in the six months ended June 30, 2012 to increase income from discontinued operations by $879,000, net of tax. As provided by SAB 108, the portion of the error correction that impacts the results for the three months ended March 31, 2012 will not require the previously filed quarterly report on Form 10-Q for the period ended March 31, 2012 to be amended and the correction is permitted to be made in the financial statements for a future period. We plan to recast the results for discontinued operations for the three months ended March 31, 2012 no later than the filing of our Form 10-K for the year ending December 31, 2012.

Liquidity

The Company had $80.9 million in cash and cash equivalents (of which $66.1 million is restricted) as of September 30, 2012. Additionally, effective April 1, 2011, the Company generally has the ability to draw up to $10 million against its Working Capital Facility (as defined in Note 4). However, due to the default under the Series A Credit Agreement (as defined in Note 4) and the Series B Credit Agreement (as defined in Note 4) described in Part II, Item 3 of this Form 10-Q, we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the default is cured or waived. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under the two agreements and require us to repay them immediately. We believe that we currently have sufficient funds to do so, assuming approval by the lenders to use restricted cash to repay such amounts. However, in the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, for example capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in doing so. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. In the absence of acceleration of the amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, we believe that the Company has sufficient liquidity and capital resources to meet debt service and normal course expenditures.

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

We have concluded that it is more-likely-than-not that the net deferred tax assets, excluding the deferred tax liability related to the step-up in land recorded in fresh-start reporting, will not be realized, and accordingly, we recorded a valuation allowance against our net deferred tax asset balance.  Deferred tax liabilities related to indefinite lived assets are not available to be considered as a future source of income for purposes of evaluating the recognition of deferred tax assets. Accordingly, a deferred tax liability related to the step-up in land was recognized on the Company’s balance sheet as of December 31, 2011, which remains unchanged as of September 30, 2012.

Due to the Company being subject to a valuation allowance, historically, the effective tax rate has been 0%. However, our effective tax rate from continuing operations for the three and six months ended September 30, 2011 and three months ended March 31, 2011 was 18.5%, 15.3% and 0%, respectively. Our effective rate for the three and nine months ended September 30, 2012 was 12.4% and 20.4%, respectively. Although the overall tax provision for the year will be zero, the tax provision from continuing operations for each quarter is not zero because the tax effect on ordinary income from continuing operations is computed using the estimated annual effective tax rate, while the tax effect on income from discontinued operations is treated as a discrete event.

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

Restricted Cash

As of September 30, 2012, a security deposit in the amount of $225,000 remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

As of September 30, 2012, $63.6 million of the purchase price in the sale of RBH is being held in a segregated deposit account. These funds may only be invested, expended or used with the prior written consent of the Required Lenders and Required Revolving Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively).

As of September 30, 2012, $2.28 million of the purchase price in the sale of RBH is being held by an unaffiliated escrow agent in an indemnity escrow account to secure the Company’s indemnification obligations under the Stock Purchase Agreement. These funds become unrestricted and will be released to the Company on or about April 26, 2013 to the extent that they have not been paid to the Buyer in satisfaction of indemnification claims under the Stock Purchase Agreement before then.

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

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350)  Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for the Company).  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of Other Comprehensive Income (“OCI”) as part of the statement of changes in stockholders' equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of OCI and a total of OCI, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income, and a statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the condensed consolidated financial statements.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the condensed consolidated financial statements.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  The Company recorded goodwill of $24.8 million upon the application of fresh-start reporting.

Intangible assets consist of the following (in thousands):

	Esimated life	As of Sept. 30, 2012	As of December 31, 2011
	(years)	(unaudited)

Trade name	15	$2,400	$2,400
Customer lists	3	1,400	1,400
Software	15	2,500	2,500
Total intangible assets		6,300	6,300
Less accumulated amortization:
Trade name		(240)	(120)
Customer lists		(420)	(210)
Software		(250)	(125)
Total accumulated amortization		(910)	(455)
Intangible assets, net		$5,390	$5,845

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

As of September 30, 2012, management concluded indicators of goodwill impairment existed and, as required by ASC Topic 350, recorded an impairment loss of $11.2 million during the quarter.  The measurement of impairment is an estimation process and the Company has engaged a third party valuation company to assist with the final valuation.  As of the date of these financial statements, that valuation had not been completed.  Once completed, any change to the recorded $11.2 million impairment loss will be recognized in the subsequent reporting period.

Amortization expense for the Successor Period ended September 30, 2012 for those assets amortized was $455,000.  Estimated annual amortization expense for the intangible assets of the Company for the years ending December 31, 2012 through 2015 is anticipated to be $0.6 million for each such year, and $0.4 million for 2016.

4.	LONG TERM DEBT AND COMMITMENTS

Long Term Debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)

Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at September 30, 2012	$50,000	$50,000
Series B Term Loan, due April 1, 2019, interest at LIBOR plus 18% PIK, 20% at September 30, 2012	25,648	22,380
Total long term debt	75,648	72,380
Less current portion of long term debt	(75,648)	-
Total long term debt, net of current portion	$-	$72,380

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

Interest accrues at a LIBOR Rate (as defined in the Series A Credit Agreement) for a specified interest period (with a floor of 2.0%) plus a margin rate of 5.0% per annum or the Alternate Base Rate (as defined below) plus a margin rate of 4.0% per annum. Alternate base rate (“Alternate Base Rate”) interest is an alternate base rate equal to the highest of (i) the prime rate, as defined in the Series A Credit Agreement, (ii) the Federal Funds Effective rate (as defined in the Series A Credit Agreement) in effect on such day plus 1/2 of 1.0% and (iii) the LIBOR Rate that would be payable on such day for LIBOR Rate Loan (as defined in the Series A Credit Agreement) with one month interest period plus 1.0%.

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

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of September 30, 2012, the Company was not in compliance with the financial covenants in, and in default under, the Series A Credit Agreement. The Required Lenders (as defined in the Series A Credit Agreement) temporarily waived such default and this waiver expired on July 31, 2012. Effective August 1, 2012, the Company was in default under the Series A Credit Agreement. The lenders and administrative agent under the Series A Credit Agreement have not taken any action to exercise any remedies under the Series A Credit Agreement.

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement. As such, the balance of the Series A Term Loan, as of September 30, 2012, has been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders (as defined in the Series A Credit Agreement) have the ability to increase the interest accruing on amounts owned under the Series A Credit Agreement. Different default interest rates would apply to the principal of the loans, the accrued but unpaid interest on the loans and any other amounts owed under the Series A Credit Agreement. With respect to the principal of the loans made pursuant to the Series A Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series A Credit Agreement have not taken any action to increase the interest rate under the Series A Credit Agreement, the Company is accruing for the additional 2% default interest.

The Company is currently in negotiations with the lenders and administrative agent under the Series A Credit Agreement concerning new financial covenants and other amendments to the agreement to resolve the existing default. There can be no assurance that the Company will be successful in doing so or that such amendments will be on favorable terms to the Company.

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

The Series B Term Loan bears interest at a per annum rate equal to the sum of the LIBOR Rate (as defined in the Series B Credit Agreement) plus 3.0%, payable in cash, and the LIBOR Rate plus 13.0%, payable in kind (PIK) in interest that will be recapitalized as principal. The Series B Credit Agreement has a maturity date of April 1, 2019. Upon completion of the sale of RBH on April 26, 2012, the cash portion of interest converted to PIK.

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

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of September 30, 2012, the Company was not in compliance with the financial covenants in, and in default under, the Series B Credit Agreement. The Required Lenders (as defined in the Series B Credit Agreement) temporarily waived such default and this waiver expired on July 31, 2012. Effective as of August 1, 2012, the Company was in default under the Series B Credit Agreement; the lenders and administrative agent under the Series B Credit Agreement have not taken any action to exercise any remedies under the Series B Credit Agreement.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement. As such, the balance of the Series B Term Loan, as of September 30, 2012, has been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders (as defined in the Series B Credit Agreement) have the ability to increase the interest accruing on amounts owned under the Series B Credit Agreement. Different default interest rates would apply to the principal of the loan, the accrued but unpaid interest on the loan and any other amounts owed under the Series B Credit Agreement. With respect to the principal of the loan made pursuant to the Series B Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series A Credit Agreement have not taken any action to increase the interest rate under the Series A Credit Agreement, the Company is accruing for the additional 2% default interest.

The Company is currently in negotiations with the lenders and administrative agent under the Series B Credit Agreement concerning new financial covenants and other amendments to the agreement to resolve the existing default. There can be no assurance that the Company will be successful in doing so or that such amendments will be on favorable terms to the Company.

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of September 30, 2012.

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

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2012. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

Warrants

In accordance with the Plan, creditors under Predecessor’s $245 million Credit Agreement, dated as of June 8, 2007, who elected to participate in the designated new money investment and Working Capital Facility received Class B Warrants to purchase an aggregate of 950,000 shares of our Class B Non-Voting Common Stock.  The Class B Warrants do not have a stated term; the stated exercise price is $0.01 per exercise. The Company evaluated the Class B Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of .27% and .54% and implied discounts for lack of marketability of 20% and 25%, respectively. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for future holders of, or current stockholders viewed as having an indirect interest in, Class A Voting Common Stock held by Riviera Voteco, L.L.C. for accounting purposes, is $17.72 per share. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for holders of warrants exercisable into membership interests in Riviera Voteco, L.L.C. is $16.61 per share.

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

As of September 30, 2012, the Company had no assets and/or liabilities required to be measured at fair value. These assets were measured at fair value on the Substantial Consummation Date based on Level 2 inputs.

7. DISCONTINUED OPERATION

RBH is presented as a discontinued operation in the accompanying statement of operations for the Successor Period and the assets and liabilities have been reported as held for sale in the accompanying balance sheet through the date the transaction was completed, as discussed in Note 1. The sale of RBH closed on April 26, 2012.

Assets and liabilities of RBH are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$-	$5,936
Accounts receivable-net	-	200
Inventories	-	79
Prepaid expenses and other assets	-	516
Total current assets	-	6,731
Property and equipment, net	-	40,826
Goodwill	-	1,430
Intangible assets, net	-	7,015
Other assets, net	-	10
Total assets of discontinued operations held for sale	$-	$56,012

Current portion of long-term debt	$-	$45
Accounts payable	-	631
Accrued expenses	-	3,880
Total current liabilities	-	4,556
Accounts payable subject to compromise	-	-
Capital lease, net of current portion	-	26
Total liabilities of discontinued operations held for sale	$-	$4,582

Operating results of discontinued operations are summarized as follows (in thousands):

	Successor				Predecessor
	Three months ended	Three months ended	Nine months ended	Six months ended	Three months ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011	March 31, 2011
Net revenues	$-	$10,341	$12,686	$20,278	$10,030
Operating costs and expenses	-	8,237	11,137	16,585	8,352
Income from operations	-	2,104	1,549	3,693	1,678
Gain on Disposal	182	-	22,266	-	-
Income tax expense	(66)	(758)	(8,581)	(1,331)	-
Net income	$116	$1,346	$15,234	$2,362	$1,678

8. RELATED PARTY TRANSACTIONS

In the second quarter 2012, the Company paid $120,000 of stockholder expenses as a return of capital recorded through equity. Additionally, we reclassified $977,000 that was previously recorded as a receivable from a stockholder as a return of capital recorded through equity.

9.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2012, the Company had no commitments or contingencies that are not already accounted for in the condensed consolidated financial statements or disclosed in the accompanying Notes.

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

In January 2012, the Nevada Tax Commission upheld the decision of an Administrative Law Judge (“ALJ”) who ruled that complimentary meals provided to patrons and employees of a Nevada casino operator were retail sales subject to sales tax. The ruling of the ALJ further held that the use tax already paid on such items and sought as refunds should be credited against the sales tax due. Furthermore, the ALJ held that the Nevada Department of Taxation could not assess additional taxes, penalties or interest because its regulations and policies at the time only required the payment of use tax on such complimentary meals. The Company expects that the Nevada Tax Commission ruling will be appealed through the Nevada courts. As of September 30, 2012, the Company has not recorded a receivable associated with its $1.1 million refund claim.

On October 17, 2012, a Clark County District Court (the “Court”) overturned efforts by the Nevada Tax Commission to force casinos to pay sales taxes for free meals they provide to employees. However, the Court did agree with the Nevada Tax Commission that providing meals to players in casino loyalty clubs is a taxable event involving a transfer of value.  The Court stated “consideration” is involved because the casinos bargain with players by inducing them to gamble by offering free meals. But when it comes to free employee meals, there’s no bargaining for a transfer of value involved when casinos offer free meals to union and nonunion employees, as no casino employee has ever agreed to be taxed for receiving such meals. We expect that the ruling will be appealed to the Nevada Supreme Court.   We have a sales tax liability of $142,000 million (of which $63,000 is associated with employee meals) covering the period of March 1 through September 30, 2012 for complimentary meals provided to customers and employees.

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

On September 29, 2011, RHC, ROC and RBH, entered into the Stock Purchase Agreement with the Buyer, pursuant to which the Buyer agreed to purchase the Riviera Black Hawk by acquiring all of the issued and outstanding shares of common stock of RBH. This transaction was completed on April 26, 2012. The Buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, ROC paid or satisfied substantially all of RBH’s indebtedness and was required to leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the Stock Purchase Agreement).

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

In addition to the above, we continuously strive to maximize the number of people who patronize Las Vegas but who are not guests in our hotel. We achieve this by capitalizing on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities. We are well situated for walk-in traffic on the Las Vegas Strip near several major properties, including the Circus Circus Las Vegas Resort and Casino, LVH, Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects. While we benefit from our proximity to several major properties, the dormant Echelon and Fontainebleau construction projects have caused a major reduction in walk-in traffic. We anticipate that our walk-in traffic will be adversely impacted for the foreseeable future.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to 2011

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

			Percentage
(In thousands)	Three Months Ended Sept. 30, 2012	Three Months Ended Sept. 30, 2011	Increase (Decrease) 2012 vs 2011
Revenues
Casino	$8,263	$8,807	-6.2%
Rooms	8,019	8,692	-7.7%
Food and beverage	3,549	3,728	-4.8%
Entertainment	321	640	-49.8%
Other	942	1,034	-8.9%
Total revenues	21,094	22,901	-7.9%
Less-promotional allowances	(2,816)	(3,202)	-12.1%
Net revenues	18,278	19,699	-7.2%
Expenses
Casino	8,181	6,398	27.9%
Rooms	5,596	5,323	5.1%
Food and beverage	2,789	3,155	-11.6%
Entertainment	273	573	-52.4%
Other	313	288	8.7%
Other operating expenses:
Other general and administrative	7,864	8,469	-7.1%
Goodwill impairment	11,200	-	100.0%
Emergence related expenses	-	100	-100.0%
Depreciation and amortization	2,014	1,122	79.5%
Total expenses	38,230	25,428	50.3%
Loss from Operations	$(19,952)	$(5,729)	248.3%

Revenues

Net revenues for the three months ended September 30, 2012 were $18.3 million, a decrease of $1.4 million, or 7.2%, from $19.7 million for the comparable period in the prior year.

Casino revenues for the quarter ended September 30, 2012 were $8.3 million, a decrease of $0.5 million, or 6.2%, from $8.8 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenues were $7.8 million, up 3.4% compared to the comparable period in the prior year, and table game revenues were $1.5 million, a decrease of $0.3 million, or 16.7%, from $1.8 million. Taking into consideration the adjustment for promotional free play, the slot machine revenue actually decreased $0.5 million for this period year over year. Slot machines had higher visitation during 2012, with coin-in increasing to $99.0 million for the quarter ended September 30, 2012 from $96.6 million in the prior year, while hold percentage increased to 7.9% from 7.8% the prior year. Table games, on the other hand, saw a substantial increase in volume due to the implementation of our strategy to target gamers that prefer Craps and Baccarat or other traditionally Asian style games. Table game drop was $13.0 million for the quarter ended September 30, 2012, compared to $12.5 million in the prior year; however, hold percentage decreased to 11.6% from 14.4%.

Room revenues for the quarter ended September 30, 2012 were 7.7% lower than the prior year period. The decrease in room revenues was primarily in the Wholesale channel, which was partially offset by an increase in the Group, Retail, and Casino channels. Occupancy decreased to 74.0% for the quarter ended September 30, 2012 from 78.2% in the prior year period based on comparative room inventory of 2,075 rooms. Our average daily room rate decreased $1.31 in all channels. Room revenues included $1.4 million related to rooms provided to casino guests on a complimentary basis for each of the quarters ended September 30, 2012 and 2011. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the quarter ended September 30, 2012 declined 4.8% from the prior year period. The decrease was due primarily to selective reduction of hours of operation and closure of outlets during low occupancy dates. The reduction was partially offset by an increase in R Steakhouse and Java Stop volume. Food and beverage revenues included $1.1 million and $1.3 million related to food and beverage provided to casino guests on a complimentary basis for the quarters ended September 30, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the quarter ended September 30, 2012 decreased 49.8% from the prior year period. The decrease in entertainment revenues is primarily due to the elimination of ticketed shows in LeBistro Lounge, including The Rat Pack and Dr. Scott. Additionally, entertainment revenues in the Royale Pavilion decreased as we hosted the Chinese Harvest concert in 2011, but not in 2012. We added several new shows in the Starlite Lounge in late 2011 to help offset this lost revenue. Entertainment revenues included $0.2 million in revenues related to show tickets offered to guests on a complimentary basis for the quarters ended September 30, 2012 and 2011. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the quarter ended September 30, 2012 decreased 8.9% from the prior year period. The decrease in other revenues was primarily due to bundling WiFi for hotel guests with other services provided as part of the resort fee. The resort fee was increased to capture the revenue lost by charging separately for this service. There was also a decline in tenant rental income as a result of tenant lease terminations. The prolonged economic downturn made it unprofitable for some tenants to continue operating. There was no revenue from the business center, as it was closed in May 2012, with the space being leased to the UPS Store, which offset the lost revenues and related additional expenses of self-operating.

Promotional allowances were $2.8 million and $3.2 million for the three months ended September 30, 2012 and 2011, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our efforts to focus complimentaries on our best customers.

Costs and Expenses

Costs and expenses for the three months ended September 30, 2012 were $38.2 million, an increase of $12.8 million, or 50.3%, from $25.4 million for the comparable period in the prior year.

Casino costs and expenses for the quarter ended September 30, 2012 increased 27.9% from the prior year period. The increase in casino expenses was primarily due to a bad debt reserve adjustment related to the development of more high-end table game play and promotional efforts to drive slot play.

Room department costs and expenses for the quarter ended September 30, 2012 increased 5.1% from the prior year period. Convention sales commissions and rebates increased per contractual obligations used to entice groups to have their event at our property. Travel agent commissions increased due to more reservations coming through an Internet-based reservation service for which the Company pays commissions. The provision for doubtful accounts increased due to uncollectible balances related to incorrect rate billings. Further, due to an oversell of hotel rooms during the American Pool Players tournament, we incurred higher guest relocation expenses of $89,000, as we honored the Company’s hotel rates to guests having to stay at other properties.

Food and beverage costs and expenses for the quarter ended September 30, 2012 decreased 11.6% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for the quarter ended September 30, 2012 decreased 52.4% as we reduced contract payments to entertainers based on revenue share agreements for new shows

Other operating costs and expenses, excluding depreciation and amortization, increased as a result of a goodwill impairment charge of $11.2 million in 2012, partially offset by non-recurring costs in 2011 associated with the Black Hawk property sale and the emergence from bankruptcy. As of September 30, 2012, management concluded indicators of goodwill impairment existed and, as required by ASC Topic 350, recorded an impairment loss of $11.2 million during the quarter.  The measurement of impairment is an estimation process and the Company has engaged a third party valuation company to assist with the final valuation.  As of the date of this Form 10-Q, that valuation had not been completed.  Once completed, any change to the recorded $11.2 million impairment loss will be recognized in the subsequent reporting period.

Loss from Operations

Loss from Operations for the three months ended September 30, 2012 and 2011 were $20.0 million and $5.7 million, respectively.

Discontinued Operation

On September 29, 2011, we entered into the Stock Purchase Agreement to sell our Black Hawk Colorado operation. We have reflected the operation as a discontinued operation and the related assets and liabilities as held for sale through the sale completion date of April 26, 2012.

Results of Operations

Nine Months Ended September 30, 2012 Compared to 2011

The accompanying table shows Predecessor’s results of operations for the three months ended March 31, 2011, Successor’s results of operations for the six months ended September 30, 2011 and the nine months ended September 30, 2012, and the combined results of operations of Predecessor and Successor for the nine months ended September 30, 2011. The results for the nine-months ended September 30, 2011, were derived by the mathematical addition of the results of the three months ended March 31, 2011 predecessor period and the six months ended September 30, 2011 successor period. The presentation of financial information for the combined nine months ended September 30, 2011 herein may yield results not fully comparable on a period-to-period basis, particularly with respect to depreciation, amortization, interest expense and tax provision accounts, as a result of the adoption of fresh-start reporting by us on April 1, 2011 and the sale of RBH. In addition, the combined nine months ended September 30, 2011 does not comply with accounting principles generally accepted in the United States or with the SEC's rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2011 to our results for current and prior periods.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Successor	Successor	Predecessor	Combined	Percentage
(In thousands)	Nine Months Ended Sept. 30, 2012	Six Months Ended Sept. 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended Sept. 30, 2011	Increase (Decrease) 2012 vs 2011
Revenues
Casino	$26,659	$19,009	$8,983	$27,992	-4.8%
Rooms	26,388	17,967	9,288	27,255	-3.2%
Food and beverage	10,718	7,650	3,843	11,493	-6.7%
Entertainment	1,037	1,272	745	2,017	-48.6%
Other	2,716	2,041	1,088	3,129	-13.2%
Total revenues	67,518	47,939	23,947	71,886	-6.1%
Less-promotional allowances	(7,370)	(6,794)	(3,298)	(10,092)	-27.0%
Net revenues	60,148	41,145	20,649	61,794	-2.7%
Expenses
Casino	21,807	12,710	5,779	18,489	17.9%
Rooms	16,505	9,840	4,578	14,418	14.5%
Food and beverage	8,369	6,886	3,498	10,384	-19.4%
Entertainment	1,177	1,105	425	1,530	-23.1%
Other	885	583	293	876	1.0%
Other operating expenses:				-
Share-based compensation	-	-	12	12	-100.0%
Other general and administrative	21,572	15,483	6,211	21,694	-0.6%
Goodwill impairment	11,200	-	-	-	100.0%
Emergence related expenses	-	1,602	-	1,602	-100.0%
Depreciation and amortization	5,877	4,182	2,388	6,570	-10.5%
Total expenses	87,392	52,391	23,184	75,575	15.6%
Loss from Operations	$(27,244)	$(11,246)	$(2,535)	$(13,781)	97.7%

Revenues

Net revenues for the nine months ended September 30, 2012 were $60.1 million, a decrease of $1.7 million, or 2.7%, from $61.8 million for the comparable period in the prior year.

Casino revenues for the nine months ended September 30, 2012 were $26.7 million, a decrease of $1.3 million, or 4.8% from the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenues were relatively flat at $23.9 million, compared to $23.8 million in the comparable period in the prior year and table game revenues were $5.6 million, a decrease of $0.5 million, or 7.8% from $6.1 million. While slot machines had lower visitation during 2012, which saw coin-in decrease to $300.5 million for the nine months ended September 30, 2012 from $310.3 million in the prior year, hold percentage increased to 8.0% from 7.7% in the prior year. Table games, on the other hand, saw a substantial increase in volume due to the implementation of our strategy to target gamers that prefer the Baccarat, Pai Gow, and other traditionally Asian style games. Table game drop was $55.3 million for the nine months ended September 30, 2012, compared to $33.9 million in the prior year; however, hold percentage decreased to 10.1% from 17.9%.

Room revenues for the nine months ended September 30, 2012 were 3.2% lower than the prior year period. The decrease in room revenues was primarily due to a decrease in the Casino channel which was offset by an increase in the Retail channel. Occupancy decreased to 78.5% for the first nine months of 2012 from 79.7% in the prior year period based on comparative room inventory of 2,075 rooms. Our average daily room rate decreased $1.26, primarily in the Group and Retail channels due to decreased demand city-wide and in the Casino channel due to the implementation of a static casino rate in June 2012. Room revenues included $3.6 million and $5.6 million related to rooms provided to casino guests on a complimentary basis for the nine months ended September 30, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the nine months ended September 30, 2012 declined 6.7% from the prior year period. The decrease was due primarily to selective reduction of hours of operation and closure of outlets during low occupancy dates. The reduction was partially offset by an increase in banquet, R Steak, and Java Stop business. Food and beverage revenues included $3.1 million and $3.2 million related to food and beverage provided to casino guests on a complimentary basis for the nine months ended September 30, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the nine months ended September 30, 2012 decreased 48.6% from the prior year period. The decrease in entertainment revenues is primarily due to the elimination of ticketed shows in LeBistro Lounge, including The Rat Pack and Dr. Scott, as well as in the Versailles Showroom, which hosted the Dao Chinese acrobats. Additionally, entertainment revenues in the Royale Pavilion decreased as we hosted the Chinese Harvest concert in 2011, but not in 2012. We added several new shows in the Starlite Lounge in late 2011 to help offset this lost revenue. Entertainment revenues included $0.3 million and $0.7 million in revenues related to show tickets offered to guests on a complimentary basis for the nine months ended September 30, 2012 and 2011, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the nine months ended September 30, 2012 decreased 13.2% from the prior year period. The decrease in other revenues was primarily due to bundling of WiFi service for hotel guests with other services provided as part of the resort fee. The resort fee was increased to capture the revenues lost by charging separately for this service. There was also a decline in tenant rental income as a result of tenant lease terminations. The prolonged economic downturn made it unprofitable for some tenants to continue operating. There was a decrease in revenue from the business center, as it was closed in May 2012, with the space being leased to the UPS Store, which offset the lost revenues and related additional expenses of self-operating.

Promotional allowances were $7.4 million and $10.1 million for the nine months ended September 30, 2012 and 2011, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our efforts to focus complimentaries on our best customers.

Costs and Expenses

Costs and expenses for the nine months ended September 30, 2012 were $87.4 million, an increase of $11.8 million, or 15.6%, from $75.6 million for the comparable period in the prior year.

Casino costs and expenses for the nine months ended September 30, 2012 increased 17.9% from the prior year period. The increase in casino expenses was primarily due to an increase in table game payroll and related costs as a result of the additional games added during the year, bad debt reserve adjustment related to the development of more high-end table game play, promotional efforts to drive slot play, and the addition of bingo as an amenity to attract players and drive gaming revenues (which was subsequently closed in July 2012).

Room department costs and expenses for the nine months ended September 30, 2012 increased 14.5% from the prior year period. Payroll costs increased due to mandatory union wage increases averaging 3.0%. Laundry expense also increased, primarily as a result of contractual price increases. Convention sales commissions and rebates increased per contractual obligations used to entice groups to have their event at our property. Travel agent commissions increased due to more reservations coming through an Internet-based reservation service for which the Company pays commissions. The provision for doubtful accounts increased due to uncollectible balances related to incorrect rate billings.

Food and beverage costs and expenses for the nine months ended September 30, 2012 decreased 19.4% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for the nine months ended September 30, 2012 decreased 23.1% as we reduced contract payments to entertainers based on revenue share agreements for new shows.

Other operating costs and expenses, excluding depreciation and amortization, increased as a result of a goodwill impairment charge of $11.2 million in 2012, partially offset by non-recurring costs in 2011 associated with reorganization and emergence after bankruptcy and costs associated with the sale of our Black Hawk, Colorado operation. As of September 30, 2012, management concluded indicators of goodwill impairment existed and, as required by ASC Topic 350, recorded an impairment loss of $11.2 million during the quarter.  The measurement of impairment is an estimation process and the Company has engaged a third party valuation company to assist with the final valuation.  As of the date of this Form 10-Q, that valuation had not been completed.  Once completed, any change to the recorded $11.2 million impairment loss will be recognized in the subsequent reporting period.

Net Loss from Continuing Operations

Net Loss from Continuing Operations for the nine months ended September 30, 2012 and 2011 were $27.2 million and $13.8 million, respectively.

Discontinued Operation

On September 29, 2011, we entered into the Stock Purchase Agreement to sell our Black Hawk, Colorado operation. We have reflected the operation as a discontinued operation and the related assets and liabilities as held for sale through the sale completion date of April 26, 2012.

Liquidity and Capital Resources as of September 30, 2012

Liquidity

The Company had $80.9 million in cash and cash equivalents (of which $66.1 million is restricted) as of September 30, 2012. Additionally, effective April 1, 2011, the Company generally has the ability to draw up to $10 million against its Working Capital Facility and has significantly reduced its debt service burden. However, due to the default under the Series A Credit Agreement and the Series B Credit Agreement described in Part II, Item 3 of this Form 10-Q, we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the default is cured or waived. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under the two agreements and require us to repay them immediately. We believe that we currently have sufficient funds to do so. However, in the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, including from capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in doing so. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. In the absence of acceleration of the amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, we believe that the Company has sufficient liquidity and capital resources to meet debt service and normal course expenditures.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	less than 1 year	1 to 3 years	4 to 5 years	more than 5 years
Operating Leases	$20	$17	$3	$-	$-
Capital Leases	710	313	221	111	65
Maturities of Borrowings Under Credit Facility (Note 6)	75,648	75,648	-	-	-
Purchase Obligations	2,461	2,461	-	-	-
Total Contractual Cash Obligations	$78,839	$78,439	$224	$111	$65

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, we have no off-balance sheet arrangements.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2011. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. During the three months ended September 30, 2012, there were no significant changes other than those described in this Form 10-Q, from the critical accounting policies described in our Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of September 30, 2012, we had $75.6 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the credit agreements. As of September 30, 2012, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.8 million per year.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2011, and the additional risk factors below.

As a result of existing default under our credit facilities, if the interest rate we pay thereunder is increased or the amounts outstanding thereunder are accelerated, our available cash, results from operations and ability to conduct business operations will be negatively affected.

As of September 30, 2012, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement. As a result, the interest rate we pay on amounts outstanding thereunder may increase. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under the two agreements and require us to repay them immediately. In the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, including from capital contributions from stockholders, if available to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Failure to secure any necessary additional financing would have a material adverse affect on our operations and ability to continue as a going concern. Any additional equity financing may result in substantial dilution to our then existing stockholders.

If we are required to impair our goodwill or other amortizable intangible assets, our financial condition and results of operations would be adversely affected.

We are required to perform an annual impairment review of goodwill and indefinite lived assets which could result in an impairment charge if it is determined that the carrying value of the asset is in excess of the fair value. We perform a goodwill impairment test annually during our fourth fiscal quarter. Goodwill is also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as changes in the variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of goodwill indicate the carrying amount of certain indefinite lived assets may not be recoverable, the assets are evaluated for impairment. If actual operating results were to differ from these assumptions, it may result in an impairment of our goodwill. As of September 30, 2012, management concluded indicators of goodwill impairment existed and recorded an $11.2 million impairment charge which effectively reduced our goodwill balance to $13.6 million. We have not yet completed our annual impairment assessment for 2012 and as a result, there may be additional impairment charges required. Future write-downs of goodwill and intangibles, if any, could affect certain of the financial covenants under our debt agreements and could restrict our financial flexibility. Additionally, in the event of additional impairment, charges would impact our results of operations.

Forward-Looking Statements

Throughout this Form 10-Q, we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this Form 10-Q will happen as described or that any positive trends referred to in this Form 10-Q will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this Form 10-Q thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	our limited operating history;

•	our inability to achieve projected financial results and to service our debt obligations;

•	negative effects of the Chapter 11 Cases on our image;

•	risks associated with successor liability and liabilities of Predecessor not provided for in the Plan;

•	the effects of disruption in the credit markets and worsening global and national economic conditions;

•	competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions;

•	risks related to geographic market concentration;

•	loss of management and key personnel;

•	changes or developments in laws, regulations or taxes in the gaming industry, specifically in Nevada where initiatives have been proposed to raise the gaming tax;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	adverse effects of factors that are beyond our control;

•	uninsured losses or losses that are not adequately covered by insurance;

•	costs and liabilities associated with litigation;

•	the consequences of concerns associated with wars, terrorism and homeland security;

•	labor disputes and work stoppages;

•	volatility in our hold percentage;

•	the availability of additional capital to support capital improvements and development;

•	the loss on technological services and electrical power;

•	the loss in value of the Riviera brand;

•	our inability to protect our brands;

•	adverse effects from climate change, climate change regulations and greenhouse gas effects;

•	costs associated with legal claims and litigation related to the alleged effect of our operations on climate change;

•	adverse consequences from data breaches and other cyber security related risks;

•	the availability and adequacy of our cash flow to meet our capital requirements, including payment of amounts due under our credit agreements, and our inability to raise additional capital if needed;

•	adverse consequences of interest rate fluctuations;

•	restrictions imposed by the terms of our indebtedness and our ability to meet the affirmative and negative covenants set forth in our credit agreements;

•	adverse consequences from our current default under our credit facilities, such as the imposition of default interest rate or acceleration of the amounts outstanding thereunder, and

•	potential impairment of goodwill.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Item 3. Defaults Upon Senior Securities

As of September 30, 2012, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement for failure to satisfy the financial covenant that neither the Credit Parties (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) nor any Subsidiary (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) permit the Consolidated Interest Coverage Ratio (as defined and calculated as set forth in the Series A Credit Agreement and the Series B Credit Agreement, respectively) to be less than 1:00 to 1:00 for the quarter ended September 30, 2012.

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

The Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) temporarily waived such default and this waiver expired on July 31, 2012. Although the Required Lenders under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have not taken any action to increase the interest rate under the Series A Credit Agreement and the Series B Credit Agreement, the Company is accruing for the additional 2.0% default interest.

The Company is currently in negotiations with the lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, concerning new financial covenants and other amendments to the Series A Credit Agreement and the Series B Credit Agreement to resolve the existing default. There can be no assurance that the Company will be successful in doing so or that such amendments will be on favorable terms to the Company.

Item 6. Exhibits

See list of exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

Date: November 14, 2012	By:	/s/ Andy Choy
Chief Executive Officer (Authorized Officer)

Date: November 14, 2012	By:	/s/ Paul Roshetko
Chief Financial Officer (Principal Financial Officer)

Exhibits

Exhibit No.:	Description:
31.1*	Certification of Andy Choy, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul Roshetko, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Andy Choy, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Paul Roshetko, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of

Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

