Form 10-K
period 2012-12-31
RIVIERA HOLDINGS CORP
filed 2013-04-01
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 000-21430

RIVIERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0296885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (702) 697-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐

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

Yes ☒     No ☐

As of April 1, 2013, there were 10 voting common Class A Shares, par value $0.001 per share, outstanding, and 9,039,035 non-voting common Class B Shares, par value $0.001, outstanding.

Page 1 of 98 pages

Exhibit Index Appears on Page 51 hereof

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Item 1.	Business	1

	General	1
	Recent Developments
	Riviera Las Vegas	3
	Competitive Environment in Las Vegas, Nevada	6
	Employees and Labor Relations at the Riviera Las Vegas	7
	Nevada Regulation and Licensing	7
	Federal Registration	11

Item 1A.	Risk Factors	11

Item 1B.	Unresolved Staff Comments	25

Item 2.	Properties	25

Item 3.	Legal Proceedings	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6.	Selected Financial Data	27

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

	Overview	27
	Basis for Presentation	28
	Prior Period Adjustments	29
	Results of Operations	29
	Discontinuted Operations	34
	Liquidity and Capital Resources	34
	Current Economic Environment	35
	Off-Balance Sheet Arrangements	35
	Critical Accounting Policies and Estimates	35
	Recently Issued Accounting Standards	37

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 8.	Financial Statements and Supplementary Data	38

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38

Item 9A.	Controls and Procedures	39

Item 9B.	Other Information	39

Item 10.	Directors, Executive Officers and Corporate Governance	40

Item 11.	Executive Compensation	43

i

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49

Item 13.	Certain Relationships and Related Transactions and Director Independence	50

Item 14.	Principal Accounting Fees and Services	51

Item 15.	Exhibits, Financial Statement Schedules	51

ii

PART I

Item 1.	Business

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

Available Information

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

Sale of Riviera Black Hawk

On April 26, 2012, RHC completed the sale of RBH to Monarch Casino and Resorts, Inc., a Nevada corporation, and its wholly-owned subsidiary Monarch Growth Inc., a Nevada corporation (collectively, the “Buyer”). The Buyer purchased Riviera Black Hawk by acquiring all of the issued and outstanding shares of common stock of RBH. The Buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, ROC paid or satisfied substantially all of RBH’s indebtedness (which consisted of inter-company accounts and equipment leases) and placed $2.1 million of working capital (as defined in the Stock Purchase Agreement) in a restricted bank account. Accordingly, the Company has reflected the business, including gain on sale, as discontinued operations.

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

Board of Directors and Management Changes

On the Substantial Consummation Date, each of Paul Harvey, James Land and Vincent DiVito voluntarily resigned from the Company’s board of directors (the “Board”). Following the Substantial Consummation Date, Phil Simons served as the Chief Financial Officer and Treasurer of the Company until April 19, 2011, Tullio Marchionne remains with the Company as the Secretary of the Company and Robert Vannucci served as a Special Advisor to the President and Chief Executive Officer of ROC until May 1, 2012.

On the Substantial Consummation Date, Mr. Vannucci entered into an employment agreement with ROC. The employment agreement provided that Mr. Vannucci would be an non-executive employee employed as Special Advisor to the President and Chief Executive Officer of ROC for a period of 13 months beginning on the Substantial Consummation Date, which ended on May 1, 2012.

Pursuant to the Plan, as of the Substantial Consummation Date, the Board consists of: Barry S. Sternlicht, Derek J. Stevens, Marcos Alvarado and Andy Choy.  Mr. Sternlicht serves as the Chairman of the Board.  Each of Messrs. Sternlicht, Stevens, Alvarado and Choy were designated to the Board pursuant to the Stockholders Agreement described in Note 13 to the consolidated financial statements. Mr. Sternlicht is the Chairman, Chief Executive Officer and owner of Starwood Capital Group and its related entities and Mr. Alvarado is an employee of one of these related entities. Mr. Stevens is an employee and member of Desert Rock Enterprises LLC. As a result of the transactions contemplated by the Plan and consummated on the Substantial Consummation Date, Desert Rock Enterprises LLC and entities affiliated with Starwood Capital Group own approximately 12% and 43%, respectively, of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Additionally, pursuant to the Plan, Mr. Choy was elected to serve as the President and Chief Executive Officer of the Company as of the Substantial Consummation Date.

Riviera Las Vegas

General

Riviera Las Vegas is located on the corner of Las Vegas Boulevard and Riviera Boulevard in Clark County, Nevada, across Las Vegas Boulevard from the Circus Circus Las Vegas Resort and Casino and the Resorts World Las Vegas (formerly known as Echelon) construction project and just south of the Fontainebleau project. Boyd Gaming Corporation, the owner of the Echelon project, suspended construction on the project indefinitely as a result of economic issues. On March 4, 2013 Genting Group and Boyd Gaming announced that they had entered into a definitive purchase and sale agreement for the Echelon project, and closed on the transaction that day. Phase 1 of Genting Group’s Resorts World Las Vegas (formerly Echelon Place) is to include 3,500 rooms and 175,000 square feet of casino with an estimated opening in 2016. The Fontainebleau project was owned by Fontainebleau Las Vegas LLC which filed for Chapter 11 bankruptcy protection in June 2009. The property was acquired by Icahn Nevada Gaming Acquisition LLC in January 2010. Plans for the Fontainebleau project are unknown. On February 12, 2013, SBE Hotel Group announced it began renovation of the SLS Las Vegas (formerly known as the Sahara Hotel and Casino) and is to include 1,600 rooms with an estimated opening in the fall of 2014.

Gaming

Riviera Las Vegas has approximately 100,000 square feet of casino space. The casino currently has 1,038 slot machines, 39 gaming tables and 6 poker tables. The casino also includes a race and sports book, which is operated by William Hill US, a subsidiary of William Hill PLC. The Company closed its Bingo room in July 2012.

Hotel

Riviera Las Vegas’ hotel is comprised of five towers with 2,075 guest rooms, including 177 suites, as follows:

Tower Description	Year Built	Std. Rooms	Suites	Total	Latest Remodel Year

North Tower	1955	379	11	390	2008
South Tower	1967	132	30	162	2008
Monte Carlo	1974	216	81	297	2005
San Remo	1977	241	6	247	2008
Monaco	1988	930	49	979	2008
Total		1,898	177	2,075

Restaurants

Riviera Las Vegas owns and operates four bars and three restaurants, and also offers banquet event service and room service. The Poolside Café was closed in January 2013. The following outlines the type of service provided and total seating capacity for each restaurant:

Name	Type	Seating Capacity

Poolside Café (closed)	Coffee Shop	290
R Steakhouse	Steak and Seafood	162
R Buffet	All-you-can-eat	366
Total		818

In addition, Riviera Las Vegas operates two snack bars and has a 200 seat fast-food “food court” which had several fast food locations operating during 2012. The food court maintenance is managed by a third party. As of December 31, 2012, all nine food court locations were leased to independent fast food operators. In addition, Riviera Las Vegas leases space to the operator of The Banana Leaf Restaurant, which is a full service restaurant serving American and Asian cuisine, and The Queen Victoria Pub, which is a full service restaurant and pub serving pub style cuisine and a large variety of draft and bottled beers. The Banana Leaf Restaurant and the Queen Victoria Pub are located adjacent to the casino floor. The Banana Leaf Restaurant opened during the first quarter of 2007, and the Queen Victoria Pub opened during the second quarter of 2010.

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

Entertainment

Riviera Las Vegas has five entertainment venues and an extensive entertainment program. In 2012, the Company had four shows running in its three operating entertainment venues. In addition, the Company offered limited engagement shows in its Starlite Theater. The following table outlines the type of service provided and total seating capacity for each of these entertainment venues:

Venue	Type	Seating Capacity
Le Bistro Theater	Variety	190
Comedy Club Theater	Comedy	350
Crazy Girls Theater	Music, Adult Revue	375
Starlite Theater	Variety	575
Versailles Theater	Vacant since 2009	875

As of December 31, 2012, one of our shows, Comedy Club, is owned and operated by us, all other shows are owned and operated by third parties. For the shows that we own, we receive all ticket revenue and bear the expense of the show. For the other shows, we receive ticket sales commissions and a predetermined number of complimentary tickets that we use primarily for marketing and promotions. In addition, we receive any gaming and food and beverage revenues from show patrons. The show operators pay rent. We are searching for a new show for the Versailles Theater which has been vacant since 2009.

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

We also seek to maximize the number of people who patronize the Riviera Las Vegas but who are not guests in the hotel by capitalizing on Riviera Las Vegas’ Las Vegas Strip location and proximity to the Las Vegas Convention Center, the Circus Circus Las Vegas Resort and Casino, LVH, and various time-share and condominium properties.

Marketing Strategies - Rooms

We continue to focus on our convention customer.  The convention market consists of two groups:  (1) those trade organizations and groups that hold their events in the banquet and meeting space provided by a single hotel and (2) those attending city-wide events, usually held at the Las Vegas Convention Center.  We target convention business because it typically provides patrons willing to pay higher room rates and we are able to capitalize on certain advance planning benefits because conventions are often booked one to two years in advance of the event date.  We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher banquet and function spending habits; they are typically most likely to be willing to pay higher room rates.  We also benefit from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip.  In 2012, we derived approximately 18% of our hotel occupancy and approximately 25% of our room revenues from convention customers and we consider them to be a critical component of our customer base.

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

Finally, we are focused on driving casino customers by offering them complimentary and casino rate rooms, which we expect will contribute to improving gaming revenues. In 2012, we derived 15% of our hotel occupancy from invited casino customers and we consider them to be a critical component of our customer base.

Competitive Environment in Las Vegas, Nevada

Las Vegas is a highly competitive environment offering a variety of hospitality and entertainment options. The Las Vegas Convention and Visitors Authority (LVCVA) reported that the number of people visiting Las Vegas increased 2.1% to 39.7 million visitors in 2012 from 38.9 million visitors in 2011. While there was an increase in visitation in 2012 compared to 2011, the gaming revenue per Las Vegas visitor has not yet returned to the peak experienced in 2007. Additionally, the LVCVA reported that available room inventory increased to 150,481 rooms as of December 31, 2012 from 150,161 rooms available as of December 31, 2011. This represents a 0.2% increase over the prior year.

To entice customers to their properties, our competitors continue to offer prospective customers significantly discounted pricing and complimentary offerings. The LVCVA reported that Las Vegas hotel room occupancy, which is defined as occupied hotel rooms divided by total available hotel rooms, increased 0.6% to 87.4% for the year ended December 31, 2012. LVCVA also reported that average daily room rate, which is defined as hotel room revenue divided by occupied hotel rooms, increased $2.97, or 2.8%, to $108.08 for the year ended December 31, 2012.

Riviera Las Vegas competes with all Las Vegas area casinos but primarily with certain large casino/hotels located on or near the Las Vegas Strip. Most of these properties offer more and better amenities than those offered by Riviera Las Vegas and many of our direct competitors have significantly greater resources than we do. To compete, we have had to lower our room rates as these properties lower their room rates. Because of our position within the market, the challenges associated with our location (see below) and the impact of the weak economy on consumer spending, our average daily room rates decreased $0.31, or 0.5%, to $59.89 for 2012 from $60.20 in the prior year. Our hotel room occupancy (based on total rooms) decreased to 73.4% in 2012 from 77.2% in the prior year.

We also compete for people who come and spend money at Riviera Las Vegas who are not guests in our hotel. We capitalize on our location on the Las Vegas Strip across from the Circus Circus Las Vegas Resort and Casino. However, our location at the north end of the Las Vegas Strip poses additional challenges as the dormant Resorts World Las Vegas (formerly known as Echelon) and Fontainebleau projects and the May 19, 2011 closure of the Sahara Hotel and Casino have resulted in and continue to cause a significant reduction in walk-in traffic.

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

As a result of the above mentioned competitive environment challenges in the Las Vegas market, there can be no assurance that we will compete successfully in the future.

Employees and Labor Relations at the Riviera Las Vegas

As of December 31, 2012, Riviera Las Vegas had an aggregate of 1,165 employees of which 758 were full-time equivalent employees and had collective bargaining contracts with eight unions covering 733 employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, electricians and painters. Riviera Las Vegas’ agreement with the Painters’ Union expired on May 31, 2010, and the agreement with the Carpenters’ Union expired on July 31, 2011.  We are continuing to negotiate the terms of both the Painters’ Union and Carpenters’ Union agreements and are currently operating under the terms of the expired agreements. Agreements with the Southern Nevada Culinary and Bartenders Union, which cover the majority of our unionized employees, were renewed in 2007 and expire in May 2013 (the term of each agreement which originally expired in 2012, was extended for one year during 2009 negotiations to defer wage rate increases). Our agreement with the Stagehands Union was renewed in 2009 and expired in 2012, and negotiations for renewal continue. Our agreement with the Teamsters Union (primarily covers rooms department employees) was renewed in 2008 and expired on March 31, 2013. Our Operating Engineers Union agreement was renewed in 2009 and expired in 2011, and our Electrician Union agreement was renewed in 2012 and expires in 2015.  Our collective bargaining agreement with the Musicians Union expired in 1999. During 2011, we eliminated all musician positions as we had no shows requiring them and as such have eliminated the Musicians Union.  Although unions have been active in Las Vegas, Riviera Las Vegas considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Las Vegas.

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

Federal Registration

ROC is required to make annual filings with the Attorney General of the United States in connection with the sale, distribution, or operation of slot machines. All requisite filings for 2012 have been made.

Item 1A.	Risk Factors

Default

As a result of existing defaults under our credit facilities, if the interest rate we pay thereunder is increased or the amounts outstanding thereunder are accelerated, our available cash, results from operations and ability to conduct business operations will be negatively affected.

As of December 31, 2012, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement (as each is defined in Note 9 to the consolidated financial statements). As a result, the interest rate we pay on amounts outstanding under each credit agreement may increase. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and requires us to repay such amounts immediately. In the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, including additional equity financing, debt financing or capital contributions from stockholders, if available to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Failure to secure any necessary additional financing would have a material adverse affect on our operations and ability to continue as a going concern. Any additional equity financing may result in substantial dilution to our then existing stockholders.

Goodwill, Intangibles, and Other Long Lived Assets

If we are required to impair our goodwill, intangibles, or other long lived assets, our financial condition and results of operations would be adversely affected.

Pursuant to Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other and ASC 360, Property, Plant and Equipment, we are required to perform an annual impairment review of goodwill, intangibles and other long lived assets which could result in an impairment charge if it is determined that the carrying value of the assets are in excess of the fair value. We perform the impairment test annually during our fourth fiscal quarter. Goodwill, intangibles and other long lived assets are also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as changes in the variables associated with the judgments, assumptions and estimates made in assessing the appropriate fair value indicate the carrying amount of certain assets may not be recoverable, the assets are evaluated for impairment. If actual operating results differ from these assumptions, it may result in an asset impairment. As of December 31, 2012, management concluded indicators of impairment existed and recorded a $24.8 million impairment charge. Future write-downs of intangibles and other long lived assets could affect certain of the financial covenants under our debt agreements, could restrict our financial flexibility, and would impact our results of operations.

Limited Operating History

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

Insufficient Cash Flow

We have been unable to achieve positive cash flow which could prevent us from funding operations and servicing our debt obligations.

We may be unable to generate positive cash flows. To the extent we do not achieve positive cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service our debt obligations as they come due, which could materially adversely affect our business, financial condition and results of operations.

Further, our failure to generate positive cash flows could lead to additional cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to incur additional debt, the interest costs of which could adversely affect our results of operations and financial condition. If any such required capital is obtained in the form of equity, the equity interests of the holders of the then-outstanding common stock could be diluted.

Prior Bankruptcy Filing

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

Credit Markets

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

Competition

We face intense competition in the market where we operate.

In Las Vegas, competition has continued to increase as a result of factors such as ongoing economic uncertainty, hotel room inventory increases and gaming floor expansions in addition to convention, trade show and meeting space additions. Our success depends on the ability of Riviera Las Vegas to attract customers and realize corresponding revenues. Riviera Las Vegas competes with casino resort properties and hotels in the Las Vegas area. Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, approximately ten additional major gaming properties in the downtown area and many additional gaming properties located in other areas of Las Vegas. Riviera Las Vegas competes with these properties based on overall atmosphere, range of amenities, level of service, price, location, entertainment offered, shopping and restaurant facilities, theme and size. Companies that own and operate multiple hotel/casino facilities operate many of the gaming properties in Las Vegas. These companies have greater name recognition and financial and marketing resources than we do and often market to the same target demographic groups as we do.

In addition to the competition that we face from our competitors in Las Vegas, we face increasing competition from other companies in the gaming industry generally, such as land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land and other forms of legalized gambling. We risk losing market share if other casinos operate more successfully or are enhanced or expanded or are established in or around the locations where we conduct business.

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

Increased competition may also require us to make substantial capital expenditures to maintain or enhance the competitive positions of our property. Because we are highly leveraged and have considerable constraints on our available cash, we might not have sufficient financing to make such expenditures. If we are unable to make such expenditures, our competitive position, results of operations and future prospects could be materially and adversely affected.

Las Vegas Market

We operate in only the Las Vegas market, which exposes us to greater risks than gaming companies with a presence in more markets.

We do not have material assets or operations other than Riviera Las Vegas. Therefore, we are entirely dependent upon this property for our cash flow. This makes us more sensitive to events and conditions affecting the market in which we operate, including the following:

•	weak macroeconomic conditions;

•	weak local economic conditions;

•	increased competitive conditions;

•	inaccessibility due to weather conditions, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	a decline in automobile traffic due to higher gasoline prices;

•	changes in state and local laws and regulations, including those affecting gaming;

•	an increase in the cost of electrical power as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid;

•	a decline in the number of visitors to Las Vegas;

•	a decline in hotel room rates in Las Vegas due to increased hotel room supply without offsetting hotel room demand; and

•	a potential increase in the gaming tax rate in any jurisdiction in which we operate.

Key Personnel

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

Regulatory Environment

Regulations issued by gaming or other governmental authorities could adversely affect our operations.

As owners and operators of a gaming facility, we are subject to extensive governmental regulation. The ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances, which are administered by various federal, state and local government entities and agencies. The gaming authorities in the jurisdictions in which we operate have broad authority and discretion to require us and our officers, directors, managers, employees and certain security holders to obtain various licenses, registrations, permits, findings of suitability or other approvals. To enforce applicable gaming regulations, gaming authorities may, among other things, limit, suspend or revoke the licenses of any gaming entity or individual, and may levy fines against us or individuals or may cause us to forfeit our assets for violations of gaming laws or regulations. Any of these actions would have a material adverse effect on us.

Nevada, state and local government authorities require us to obtain gaming licenses and require our officers and key employees to demonstrate suitability to be involved in gaming operations. Those authorities may limit, condition, suspend or revoke a license for any cause they deem reasonable. Also, if we violate any gaming laws or regulations, those authorities may levy substantial fines against us or the individuals involved in the violations. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Environmental Liabilities

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

Energy Prices

Energy price increases may adversely affect our costs of operations and our revenues.

Our casino property uses significant amounts of energy, natural gas and other forms of energy. Substantial increases in the cost of electricity in the United States could have a negative effect on our operating results. The extent of the impact is subject to the magnitude and duration of energy price increases, but this impact could be material. In addition, energy price increases in cities that constitute a significant source of customers for our property could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our property which could negatively impact our revenues.

Other Factors

Our business, financial condition, results of operations and future prospects are dependent on many factors that are beyond our control.

The economic health of our business is generally affected by a number of factors that are beyond our control, including:

•	general economic conditions;

•	economic conditions specific to our primary markets;

•	general condition of the banking and credit markets;

•	decline in tourism and travel due to concerns about homeland security, terrorism or other destabilizing events;

•	decline in the Las Vegas convention business;

•	the ability to renegotiate union contracts in Las Vegas;

•	intense competitive conditions in the gaming industry and the effect such conditions may have on the pricing of our games and products;

•	changes in the regulatory regimes affecting our business, including changes to applicable gaming, employment, environmental or tax regulations;

•	inaccessibility to our property due to construction on adjoining or nearby properties, streets or walkways;

•	substantial increases in the cost of electricity, natural gas and other forms of energy;

•	local conditions in key gaming markets, including seasonal and weather-related factors;

•	increased transportation costs;

•	levels of disposable income of casino customers;

•	continued increases in health care costs;

•	increases in gaming taxes or fees;

•	increases in Clark County, Nevada facilities inspection fees and resulting remedial actions;

•	the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar; and

•	an outbreak or suspicion of an outbreak of an infectious communicable disease.

Any of these factors could negatively impact our property or the casino industry generally, and as a result, our business, financial condition and results of operations.

Insurance Limitations

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

Litigation

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

Security, Terrorism and War

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

In addition to concerns about war, homeland security and terrorism, other factors affecting discretionary consumer spending include: consumers’ confidence in general or regional economic conditions, consumers’ disposable income, and consumers’ fears of a continued or worsening economic recession or an economic depression. Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on our pricing and harming our operations.

Collective Bargaining Agreements

A significant portion of our labor force is covered by collective bargaining agreements, and a dispute with covered employees or new labor agreements may lower our revenues and increase our costs.

As of December 31, 2012, 733 of our 1,165 employees were covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.

Net Win Volatility

Our revenues may be negatively impacted by volatility in our hold percentage.

Casino revenue is recorded as the difference between gaming wins and losses or net win from gaming activities. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our slot machines, table games, and all other games we provide to our customers. We use the hold percentage as an indicator of a game’s performance against its expected outcome. Although each game generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. The hold percentage and actual outcome on our games can be impacted by the level of a customer’s skill in a given game, errors made by our employees, the number of games played, faults within the computer programs that operate our slot machines and the random nature of slot machine payouts. If our games perform below their expected range of outcomes, our cash flow will suffer.

Competitive Reinvestment

We may need to increase capital expenditures to compete effectively but we may not have sufficient funds to do so.

Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment may be necessary from time to time to preserve the competitiveness of our hotel and casino. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to raise funds for such purposes elsewhere, we may be unable to make necessary improvements and our facility may be less attractive to our visitors than that of our competitors’, causing us to lose our competitive position.

Technology and Energy Dependence

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

Riviera Brand

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

Climate Changes

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

Cyber Security Issues

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

Present Indebtedness

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations.

As of December 31, 2012, we had indebtedness of approximately $76.9 million. We have available to us a revolving line of credit against our Working Capital Facility of up to $10 million, which has not been drawn as of April 1, 2013. However, due to the defaults under the Series A Credit Agreement and the Series B Credit Agreement, we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the defaults are cured or waived. There can be no assurance in the future whether we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

•	requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities; and

•	placing us at a competitive disadvantage to competitors with less debt or greater resources.

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

As disclosed in another risk factor, we are currently in default under our indebtedness and, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable. We cannot assure you that our assets or cash flow would be sufficient to repay borrowings under our outstanding debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those debt instruments.

Dividends, Trading Market and Ownership Dilution

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

There is currently no trading market for our capital stock and no trading market may develop.

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

Possible Application For Suitability

Certain owners of our stock may have to file an application with, and be investigated by, the Nevada gaming authorities. If that owner is deemed “unsuitable,” that owner could lose most of the attributes of being a stockholder and it could have a detrimental effect on us.

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

Forward-Looking Statements

Throughout this Annual Report on Form 10-K ,we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this Annual Report on Form 10-K will happen as described or that any positive trends referred to in this Annual Report on Form 10-K will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this Annual Report on Form 10-K thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	adverse consequences from our current default under our credit facilities, such as the imposition of default interest rate or acceleration of the amounts outstanding thereunder;

•	potential impairment of long-lived assets;

•	our limited operating history;

•	our inability to achieve projected financial results and to service our debt obligations;

•	negative effects of the Chapter 11 Cases on our image;

•	risks associated with successor liability and liabilities of Predecessor not provided for in the Plan;

•	the effects of disruption in the credit markets and uncertain global and national economic conditions;

•	competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions;

•	risks related to geographic market concentration;

•	loss of management and key personnel;

•	changes or developments in laws, regulations or taxes in the gaming industry, for example, an increase in the Nevada gaming tax;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	adverse effects of factors that are beyond our control;

•	uninsured losses or losses that are not adequately covered by insurance;

•	costs and liabilities associated with litigation;

•	the consequences of concerns associated with wars, terrorism and homeland security;

•	labor disputes and work stoppages;

•	volatility in our hold percentage;

•	the availability of additional capital to support capital improvements and development;

•	the loss of technological services and electrical power;

•	the loss in value of the Riviera brand;

•	our inability to protect our brands;

•	adverse effects from climate change, climate change regulations and greenhouse gas effects;

•	costs associated with legal claims and litigation related to the alleged effect of our operations on climate change;

•	adverse consequences from data breaches and other cyber security related risks;

•	the availability and adequacy of our cash flow to meet our capital requirements, including payment of amounts due under our credit agreements, and our inability to raise additional capital if needed;

•	adverse consequences of interest rate fluctuations; and

•	restrictions imposed by the terms of our indebtedness and our ability to meet the affirmative and negative covenants set forth in our credit agreements.

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

Encumbrances

We have pledged essentially all of our assets, including the Riviera Las Vegas, as collateral to secure our obligations under the Series A and Series B Credit Agreements (each as defined in Note 9 to the consolidated financial statements).

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

There is no established public trading market for the Company’s equity securities. As described elsewhere in this Annual Report on Form 10-K, on the Substantial Consummation Date, all existing shares of the Company’s equity securities, including common stock outstanding prior to the Substantial Consummation Date, were cancelled, and the Company issued (i) 10 shares of Class A Voting Common Stock, and (ii) 8,550,000 shares of Class B Non-Voting Common Stock. Between June 26, 2009 and the Substantial Consummation Date, our then common stock was quoted on the OTC Pink market tier maintained by OTC Markets Group Inc. Except for the shares issued on the Substantial Consummation Date as described above and the issuance of 489,035 shares of Class B Non-Voting Common Stock upon exercise of warrants during the year ended December 31, 2011, for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 we have not sold any securities that were not registered under the Securities Act of 1933, as amended.

As of April 1, 2013, there was one stockholder of record of our Class A Voting Common Stock and 16 stockholders of record of our Class B Non-Voting Common Stock.

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

During the year ended December 31, 2012, we did not make any purchases of our Class A Voting Common Stock.

The company did not maintain any equity compensation plan during 2012.

We have not provided a performance graph as there is no market for our securities.

Item 6.	Selected Financial Data

The following selected consolidated financial data presents the financial results of the Company for the Successor year ended December 31, 2012 and the Successor nine months ended December 31, 2011 and for the Predecessor three months ended March 31, 2011 and the Predecessor years ended December 31, 2010, 2009, and 2008.

In accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code, we adopted fresh-start reporting upon the Plan being consummated and becoming effective on December 1, 2010. As of the Substantial Consummation Date, the Company adopted the “fresh-start” provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Substantial Consummation Date. Certain of these values differed materially from the values recorded on Predecessor’s (as defined below) balance sheet as of March 31, 2011. In addition, the Company’s accounting practices and policies may not be the same as that of Predecessor’s. For all of these reasons, our consolidated financial statements for periods subsequent to the Substantial Consummation Date are not comparable with Predecessor’s prior periods.

The accompanying consolidated statements of operations, shareholders’ equity and cash flows for the 12 months ended December 31, 2011 are presented for two periods: the Predecessor three months ended March 31, 2011 and the Successor nine months ended December 31, 2011. The Predecessor three months ended March 31, 2011 reflect the historical accounting basis in Predecessor’s assets and liabilities, while the Successor nine months ended December 31, 2011 reflect assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As a result of the application of fresh-start reporting in accordance with accounting guidance on reorganizations, the financial statements of the Predecessor for the periods prior to April 1, 2011 are not comparable to our financial statements for the periods on or after April 1, 2011. The following information is not necessarily indicative of our future financial results.

(In thousands, except per share amounts)

	Successor		Predecessor
	January 1, 2012 Through	April 1, 2011 Through	January 1, 2011 Through	January 1, 2010 Through	January 1, 2009 Through	January 1, 2008 Through
	December 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

Income Statement Data:
Net revenues	$76,359	$61,027	$20,649	$79,266	$91,881	$128,031
Loss from continuing operations	(47,337)	(13,348)	(2,535)	(13,104)	(6,564)	4,492
Impairment	(24,826)	-	-	-	-	-
Loss from continuing operations - excluding impairment	(22,511)	(13,348)	(2,535)	(13,104)	(6,564)	4,492
Net income (loss) from continuing operations	(46,866)	(16,966)	81,124	(24,113)	(25,553)	(12,090)
Fresh-start accounting adjustment	-	-	37,530	-	-	-
Gain on reorganization of debt	-	-	47,500	-	-	-
Net income (loss) from continuing operations - excluding impairment,fresh-start and reorganization adjustments	(22,040)	(16,966)	(3,906)	(24,113)	(25,553)	(12,090)
Income (loss) from continuing operations per common share - basic	(5.18)	(1.88)	6.52	(1.94)	(2.05)	(0.98)
Income (loss) from continuing operations per common share - diluted	(5.18)	(1.88)	6.41	(1.94)	(2.05)	(0.98)

	Successor		Predecessor
	December 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Balance Sheet Data (as of period end):
Total assets	$226,287	$255,202	$188,893	$188,737	$198,950	$204,960
Total debt	76,873	72,380	60	276,653	249,806	244,675
Total stockholders' equity (deficit)	112,289	143,014	(106,013)	(103,797)	(83,073)	(58,793)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate Riviera Las Vegas on the Las Vegas Strip in Las Vegas, Nevada, and owned and operated Riviera Black Hawk in Black Hawk, Colorado until its sale on April 26, 2012.

On September 29, 2011, RHC, ROC, and RBH, entered into a Stock Purchase Agreement with the Buyer, pursuant to which the Buyer agreed to purchase the Riviera Black Hawk by acquiring all of the issued and outstanding shares of common stock of RBH. This transaction was completed on April 26, 2012. The Buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, ROC paid or satisfied substantially all of RBH’s indebtedness and was required to leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the Stock Purchase Agreement).

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

In addition to the above, we continuously strive to maximize the number of people who patronize Las Vegas but who are not guests in our hotel. We achieve this by capitalizing on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities. We are well situated for walk-in traffic on the Las Vegas Strip near several major properties including the Circus Circus Las Vegas Resort and Casino, LVH (Las Vegas Hotel and Casino), Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects. While we benefit from our proximity to several major properties, the dormant Resorts World Las Vegas (formerly known as Echelon) and Fontainebleau construction projects and the SLS Las Vegas property (formerly known as the Sahara Hotel & Casino) closed for renovation, have caused a major reduction in walk-in traffic. We anticipate that our walk-in traffic will be adversely impacted for the foreseeable future.

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

Prior Period Adjustments

During the second quarter of 2012, we identified errors in our consolidated financial statements for the period April 1 through December 31, 2011 and for the three months ended March 31, 2012. The errors related to the recording of depreciation and amortization expense associated with our discontinued operation of $1,372,000 for each period, respectively, resulting in an understatement of income from discontinued operations and an overstatement of consolidated net loss for the Successor Period ended December 31, 2011 and the three months ended March 31, 2012 of $879,000 or $0.10 basic and diluted earnings per share, respectively. We analyzed the potential impact of these errors and concluded that while the correction of these errors was significant to the three months ended June 30, 2012, their correction would not be material to the individual or aggregate periods for 2011 or for the expected full year results for the current year ending December 31, 2012, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In accordance with the relevant guidance, we evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error of $1,372,000 for the Successor Period ended December 31, 2011 would be immaterial to the expected full year results for 2012 and correcting the error would not have had a material impact on any individual prior period financial statement or affect the trend of financial results from continuing operations. Conversely, we concluded that correcting both the error from the Successor Period and the error of $879,000, net of tax, for the three months ended March 31, 2012 in the three months ended June 30, 2012, would be material to our financial results for the three months then ended. Accordingly, we recorded a non-cash adjustment in the six months ended June 30, 2012 to increase income from discontinued operations by $879,000, net of tax. As provided by SAB 108, this portion of the error correction that impacts the results for the three months ended March 31, 2012 will not require the previously filed quarterly report on Form 10-Q for the period ended March 31, 2012 to be amended and the correction is permitted to be made the next time we file our prior period financial statements. The results for discontinued operations presented for the year-ended December 31, 2012 reflect this adjustment for the three months ended March 31, 2012 (see Note 21 to the accompanying consolidated financial statements).

Results of Operations

The accompanying table shows Predecessor’s results of operations for the twelve months ended December 31, 2010 and the three months ended March 31, 2011, Successor’s results of operations for the nine months ended December 31, 2011 and the twelve months ended December 31, 2012, and the combined results of operations of Predecessor and Successor for the twelve months ended December 31, 2011. The results for the twelve-months ended December 31, 2011, were derived by the mathematical addition of the results of the three months ended March 31, 2011 Predecessor Period and the nine months ended December 31, 2011 Successor Period. The presentation of financial information for the combined twelve months ended December 31, 2011 herein may yield results not fully comparable on a period-to-period basis, particularly with respect to depreciation, amortization, interest expense and tax provision accounts, as a result of the adoption of fresh-start reporting by us on April 1, 2011 and the sale of RBH. In addition, the combined twelve months ended December 31, 2011 does not comply with accounting principles generally accepted in the United States or with the SEC's rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2011 to our results for current and prior periods.

(In thousands)	Successor Year Ended December 31, 2012	Successor Nine Months Ended December 31, 2011	Predecessor Three Months Ended March 31, 2011	2011 Combined	Percentage Increase (Decrease) 2012 vs 2011	Predecessor Year Ended December 31, 2010	Percentage Increase (Decrease) 2011 vs 2010
Revenues
Casino	$34,314	$28,837	$8,983	$37,820	-9.3%	$35,276	7.2%
Rooms	33,400	25,954	9,288	35,242	-5.2%	33,376	5.6%
Food and beverage	13,486	10,579	3,843	14,422	-6.5%	14,564	-1.0%
Entertainment	1,571	2,125	745	2,870	-45.3%	4,117	-30.3%
Other	3,507	2,888	1,088	3,976	-11.8%	4,255	-6.6%
Total revenues	86,278	70,383	23,947	94,330	-8.5%	91,588	3.0%
Less-promotional allowances	(9,919)	(9,356)	(3,298)	(12,654)	-21.6%	(12,253)	3.3%
Net revenues	76,359	61,027	20,649	81,676	-6.5%	79,335	3.0%
Expenses
Casino	28,133	19,881	5,779	25,660	9.6%	19,877	29.1%
Rooms	20,950	14,420	4,578	18,998	10.3%	18,527	2.5%
Food and beverage	10,776	9,249	3,498	12,747	-15.5%	13,236	-3.7%
Entertainment	1,531	1,626	425	2,051	-25.4%	2,385	-14.0%
Other	1,127	836	293	1,129	-0.2%	1,129	0.0%
Other operating expenses:
Share-based compensation	-	-	12	12	-100.0%	115	-89.6%
Other general and administrative	28,547	22,606	6,211	28,817	-0.9%	26,019	10.8%
Emergence related expenses	-	1,699	-	1,699	-100.0%	-	100.0%
Restructuring fees	-	-	-	-	0.0%	1,270	-100.0%
Asset Impairment	24,826	-	-	-	100.0%	-	0.0%
Depreciation and amortization	7,806	4,058	2,388	6,446	21.1%	9,812	-34.3%
Total expenses	123,696	74,375	23,184	97,559	26.8%	92,370	5.6%
Loss from Operations	$(47,337)	$(13,348)	$(2,535)	$(15,883)	198.0%	$(13,035)	21.8%

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

2012 Compared to 2011

Revenues

Net revenues for 2012 were $76.4 million, a decrease of $5.3 million, or 6.5%, from $81.7 million for the comparable Combined period in the prior year.

Casino revenues for 2012 were $34.3 million, a decrease of $3.5 million, or 9.3% for the comparable Combined period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the Combined period in the prior year, slot machine revenue was $30.7 million, a decrease of $0.4 million, or 1.3%, from $31.1 million and table game revenue was $7.1 million, a decrease of $1.9 million, or 21.4% from $9.0 million. Slot machine win decreased due to lower visitation during 2012 which saw coin-in decrease to $382.8 million for the year ended December 31, 2012 from $404.4 million for the comparable Combined period in the prior year, which was partially offset by an increase in hold percentage of 8.0% from 7.7% for the comparable Combined period in the prior year. Table games, on the other hand, saw a substantial increase in volume due to the implementation of our strategy to target gamers that prefer the Baccarat, Pai Gow, and other traditionally Asian style games. Table game drop was $65.2 million for 2012, compared to $47.1 million for the comparable Combined period in the prior year, however, a lower hold percentage of 10.8% in 2012 compared to 19.1% for 2011 Combined significantly reduced revenues for the year ended December 31, 2012 compared to comparable Combined period in the prior year.

Room revenues for 2012 were 5.2% lower than for the comparable Combined period in the prior year. The decrease in room revenues was primarily due to a decrease in the Wholesale, Tour and Travel, Casino and Convention channels which was partially offset by an increase in the Retail channel. Occupancy decreased 4.9% to 73.4% for 2012 from 77.2% in the prior year. Our average daily room rate decreased 0.5% to $59.89 in 2012 from $60.20 in 2011. Room revenues included $4.8 million and $6.8 million related to rooms provided to casino guests on a complimentary basis for the years ended December 31, 2012 and 2011, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for 2012 declined 6.5% from the comparable Combined period in the prior year. The decrease was due primarily to selective reduction of hours of operation and closure of outlets during low occupancy dates. The reduction was partially offset by an increase in banquet, R Steak, and Java Stop business. Food and beverage revenues included $4.0 million related to food and beverage provided to casino guests on a complimentary basis for both the 2011 Combined and year ended December 31, 2012. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for 2012 decreased 45.3% from the comparable Combined period in the prior year. The decrease in entertainment revenues is primarily due to the elimination of ticketed shows in LeBistro Lounge, including The Rat Pack and Dr. Scott, as well as in the Versailles Showroom, which hosted the Dao Chinese acrobats. Additionally, entertainment revenues in the Royale Pavilion decreased as we hosted the Chinese Harvest concert in 2011, but not in 2012. We added several new shows in the Starlite Lounge in late 2011 to help offset this lost revenue. Entertainment revenues included $0.6 million and $1.0 million in revenues related to show tickets offered to guests on a complimentary basis for the twelve months ended December 31, 2012 and 2011, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for 2012 decreased 11.8% from the comparable Combined period in the prior year. The decrease in other revenues was primarily due to a bundling of WiFi service for hotel guests with other services provided as part of the resort fee. The resort fee was increased to capture the revenues lost by charging separately for this service. There was also a decline in tenant rental income as a result of tenant lease terminations. The prolonged economic downturn made it unprofitable for some tenants to continue operating. There was a decrease in revenue from the business center, as it was closed in May 2012, with the space being leased to the UPS Store, which offset the lost revenues and related additional expenses of self-operating.

Promotional allowances were $9.9 million and $12.7 million for the years ended December 31, 2012 and 2011 Combined, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our efforts to focus complimentaries on our best customers.

Costs and Expenses

Costs and expenses for 2012 were $123.7 million, an increase of $26.1 million, or 26.8%, from $97.6 million for the comparable Combined period in the prior year.

Casino costs and expenses for 2012 increased 9.6% from the comparable Combined period in the prior year. The increase in casino expenses was primarily due to an increase in table game payroll and related costs as a result of the additional games added during 2012, bad debt reserve adjustment related to the development of more high-end table game play, promotional efforts to drive slot and table game play, and the addition of bingo as an amenity to attract players and drive gaming revenues (which was subsequently closed in July 2012).

Room department costs and expenses for 2012 increased 10.3% from the comparable Combined period in the prior year. Laundry expense increased, primarily as a result of contractual price increases. Convention sales commissions and rebates increased per contractual obligations used to entice groups to have their event at our property. Travel agent commissions increased due to more reservations coming through an internet-based reservation service for which the Company pays commissions. The provision for doubtful accounts increased due to uncollectible balances related to incorrect rate billings.

Food and beverage costs and expenses for 2012 decreased 15.5% from the comparable Combined period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for 2012 decreased 25.4% as we reduced contract payments to entertainers based on revenue share agreements for new shows, and billed stagehand labor to the producers in the new agreements.

Other operating costs and expenses, excluding depreciation and amortization, increased as a result of asset impairment charges of $24.8 million in 2012, partially offset by non-recurring costs in 2011 associated with emergence after bankruptcy and costs associated with the sale of our Black Hawk, Colorado operation. As of September 30, 2012, management concluded indicators of goodwill impairment existed and, as required by ASC Topic 350, recorded an estimated impairment loss of $24.8 million in 2012.

Net Loss from Continuing Operations

Net Loss from Continuing Operations for the years ended December 31, 2012 and 2011 Combined were $47.3 million and $15.9 million, respectively.

2011 Compared to 2010

Revenues

Net revenues for 2011 Combined were $81.7 million, an increase of $2.4 million, or 3.0%, from $79.3 million for the comparable period in the prior year.

Casino revenues for 2011 Combined were $37.8 million, an increase of $2.5 million, or 7.2%, from $35.3 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenue was $28.3 million, a decrease of $2.9 million, or 9%, from $31.1 million and table game revenue was $9.0 million, an increase of $3.0 million, or 50.0% from $6.0 million. Slot machine win decreased due to lower visitation during 2011 which saw coin-in decrease to $404.4 million for 2011 Combined from $415.2 million in the prior year. Table Games, on the other hand, saw a substantial increase in volume due to the implementation of our strategy to target gamers that prefer the Baccarat, Pai Gow, and other traditionally Asian style games. Table Game drop was $47.1 million for 2011 Combined, compared to $32.3 million in the prior year.

Room revenues for 2011 Combined were 5.6% higher than in the prior year. The increase in room revenues was primarily due to an increase in the Wholesale and Retail channels which more than offset the decline in the Convention channel. Occupancy increased to 77.2% for 2011 Combined from 74.9% in the prior year. Our average daily room rate increased $3.25. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for 2011 Combined declined 1.0% from the prior year. The decrease was due primarily to a reduction in banquet business resulting from the decline in the hotel’s convention/group occupancy. Food and beverage revenues included $4.0 million and $3.5 million related to food and beverage provided to casino guests on a complimentary basis for 2011 Combined and year ended December 31, 2010, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for 2011 Combined decreased 30.3% from the prior year. The decrease in entertainment revenues is primarily due to weak economic conditions resulting in the closure of select entertainment acts and an overall reduction in ticket sales at all entertainment venues. Entertainment revenues included $1.0 million and $2.0 million in revenues related to show tickets offered to guests on a complimentary basis for 2011 Combined and year ended December 31, 2010, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for 2011 Combined decreased 6.6% from the prior year. The decrease in other revenues was primarily due to a decline in tenant rental income as a result of tenant lease terminations. The prolonged economic downturn made it unprofitable for some tenants to continue operating.

Promotional allowances were $12.7 million and $12.3 million for 2011 Combined and year ended December 31, 2010, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances increased primarily due to more complimentary offering redemptions.

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

Entertainment department costs and expenses for 2011 Combined decreased 14.0% as we had fewer shows during 2011 Combined.

Other operating costs and expenses increased as a result of the emergence from bankruptcy including the additional professional fees required to implement fresh-start reporting, the costs associated with marketing the Riviera Black Hawk for sale, and the costs associated with marketing the Las Vegas property.

Net Loss from Continuing Operations

Net Loss from Continuing Operations for 2011 Combined and the year ended December 31, 2010 were $15.9 million and $13.0 million, respectively.

Discontinued Operations

On September 29, 2011, we entered into the Stock Purchase Agreement to sell our Black Hawk, Colorado operation. We have reflected the operation as a discontinued operation and the related assets and liabilities as held for sale through the sale completion date of April 26, 2012.

Liquidity and Capital Resources

Liquidity

We had $76.5 million and $21.0 million in cash and cash equivalents (of which $62.6 million and $272,000, respectively, was restricted) as of December 31, 2012 and 2011, respectively. Additionally, effective April 1, 2011, the Company generally has the ability to draw up to $10 million against its Working Capital Facility and has significantly reduced its debt service burden. However, due to the defaults under the Series A Credit Agreement and the Series B Credit Agreement described in Note 9 to the consolidated financial statements, we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the defaults are cured or waived. As a result of the defaults, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each credit agreement and require us to repay such amounts immediately. We believe that we currently have sufficient funds to do so. However, in the event that we were required to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, including equity financing, debt financing or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in doing so. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have sufficient liquidity and capital resources to meet future financial obligations. In the absence of acceleration of the amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, we believe that the Company has sufficient liquidity and capital resources to meet debt service and normal course expenditures.

Our cash and cash equivalents decreased $6.9 million during 2012 compared to the prior year primarily due to cash used in operating activities of $10.5 million and $7.5 million in net cash used in by investing activities, and $11.1 million of cash supplied from unrestricted cash proceeds from the sale of RBH.

The $7.5 million in net cash used in investing activities was primarily related to capital expenditures to update the casino floor, update a portion of room inventory, renovate a restaurant, and perform maintenance and safety related improvements at the Riviera Las Vegas.

Series A Credit Agreement

The information set forth under the caption “Series A Credit Agreement” in Note 9 to the consolidated financial statements is incorporated herein by reference.

Series B Credit Agreement

The information set forth under the caption “Series B Credit Agreement” in Note 9 to the consolidated financial statements is incorporated herein by reference.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	less than 1 year	1 to 3 years	4 to 5 years	more than 5 years
Operating Leases	$73	$71	$2	$-	$-
Capital Leases	563	194	221	111	37
Maturities of Borrowings Under Credit Facility (Note 9)	76,873	76,873	-	-	-
Purchase Obligations	1,108	1,108	-	-	-
Total Contractual Cash Obligations	$78,617	$78,246	$223	$111	$37

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

Goodwill, Intangibles and Other Long-lived Assets

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

We have a significant investment in long-lived property and equipment. We evaluate our property and equipment and other long-lived assets for impairment. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. Because an indicator of impairment existed as of October 1, 2012, we compared the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. The undiscounted cash flows exceeded the carrying value, and impairment was not recorded.

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

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. Authoritative guidance regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examination. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts based on historical experience and specific customer collection issues. Any unforeseen change in customers’ liquidity or financial condition could adversely affect our ability to collect account balances and our operating results.

Self-insurance Provisions

We are self-insured for various levels of general liability and workers’ compensation. To resolve ongoing claims related to our previous self-insurance program, we maintained reinsurance occurrence-based coverage to cover us until all applicable claims were resolved. Insurance claims and provisions include accruals of estimated settlements for known claims as well as accrued estimates of incurred but not reported claims. In estimating these costs, we consider our historical claims experience and make judgments about the expected levels of costs per claim. Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

Loyalty Club Program

We offer to our players club members the opportunity to earn points based on their level of gaming activities. Points can be redeemed for free play, promotions, complimentary hotel rooms, entertainment, and food and beverage. We accrue the cash-equivalent value of points earned based upon expected redemption rates.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing of Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for the Company).  The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of December 31, 2012, we had $76.9 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the credit agreements or an alternative rate based on the federal funds rate. As of December 31, 2012, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.8 million per year.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors

The following table presents information as of March 29, 2013 regarding our directors and the directors of Riviera Operating Corporation (“ROC”), our wholly-owned subsidiary:

Name	Age	Position

Barry Sternlicht	52	Chairman of the Board

Marcos Alvarado	32	Director

Derek Stevens	45	Director

Andy Choy	37	Director, Chief Executive Officer and President

Each of the directors was appointed to the Board as of the Substantial Consummation Date pursuant to the Plan. Each of Messrs. Sternlicht, Stevens, Alvarado and Choy were designated to the Board pursuant to the Stockholders Agreement described in Item 1 of this Annual Report on Form 10-K and Note 13 to the consolidated financial statements. The directors will hold these positions until their successors are duly elected and qualified.

Provided below are descriptions and the backgrounds of our directors and their principal occupations for the past five years.

Barry S. Sternlicht, age 52, is the Chairman & Chief Executive Officer and owner of Starwood Capital Group, a private investment firm he formed in 1991, and its related entities. Entities affiliated with Starwood Capital Group collectively own approximately 43% of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC (which is managed and partly owned by Derek Stevens) and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Mr. Sternlicht is also Chairman of Starwood Property Trust, a mortgage REIT trading on the NYSE under the symbol STWD and is also Chairman of the Board of Baccarat, S.A. and TRI Pointe Homes, Inc. From 1995 through early 2005, Sternlicht was Chairman and CEO of Starwood Hotels & Resorts Worldwide, Inc., a company he founded in 1995. Mr. Sternlicht is a trustee of Brown University. He serves on the Board of Directors of The Estée Lauder Companies, Restoration Hardware, Ellen Tracy, and Field & Stream. He is the Chairman of the Board of the Robin Hood Foundation and serves on the boards of the Pension Real Estate Association, the Nantucket Dreamland Foundation, and the Americans for the Arts. He received his BA, magna cum laude, with honors from Brown University. He later earned an M.B.A. with distinction from Harvard Business School.

Marcos Alvarado, age 32, is a Senior Vice President of Starwood Capital Group responsible for the origination, underwriting, structuring and execution of investments in all property types across the capital stack with a geographic focus on New York City, as well as real estate-related corporate transactions. Mr. Alvarado serves on the Board of Directors of Opus Bank, a California-based commercial bank, and Northwest Management, the holding company for the assets of Corus Bancshares.  He is also a member of the Executive Committee of ST Residential. Prior to joining Starwood Capital Group in 2008, Mr. Alvarado was a Vice President in Lehman Brothers’ Global Real Estate Group, and prior to that he worked in Morgan Stanley’s CMBS group. Mr. Alvarado holds a BA from Dartmouth College.

Derek J. Stevens, age 45, is part-owner of and manages Desert Rock Enterprises LLC, through which he has been involved in the management of the Golden Gate Casino since March 2008. Desert Rock Enterprises LLC owns approximately 12% of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Mr. Stevens is currently the Chief Executive Officer of Golden Gate Casino, a position he has held since September 2009. In addition, Mr. Stevens controls The Cold Heading Co., Ajax Metal Processing, Inc. and Wolverine Carbide & Tool, Inc. He has been found suitable in both Nevada and Colorado. Mr. Stevens is a 1990 graduate of the University of Michigan. He received an M.B.A. in finance from Wayne State University in 1994.

Andy Choy, age 37, previously served as a manager at the Venetian Las Vegas from August 2007 to July 2008 and as a Senior Vice President at the Venetian Macao from August 2008 to November 2009, and from December 2009 to March 2011 as a consultant. Prior to that, Mr. Choy served interim senior management roles within Carl Icahn’s portfolio of distressed assets. Mr. Choy is a 1996 graduate of the University of California, Berkeley. He received an M.B.A. in business administration from Stanford University Graduate School of Business in 2002.

Executive Officers

The following table presents information as of April 1, 2013 regarding our and ROC’s executive officers:

Name	Age	Position

Andy Choy	37	Chief Executive Officer and President of RHC and ROC

Paul Roshetko	54	Chief Financial Officer and Treasurer of RHC

		Chief Financial Officer, Vice President - Finance and Treasurer of ROC

Tullio Marchionne	58	Secretary of RHC and ROC

Messrs. Choy and Marchionne were appointed to the positions indicated above as of the Substantial Consummation Date. Mr. Roshetko was appointed to the positions indicated above on September 24, 2012. Our officers serve at the discretion of the Board and are also subject to the licensing requirements of the Nevada Gaming Commission.

Provided below are descriptions and the backgrounds of Messrs. Roshetko and Marchionne. Mr. Choy’s background is described above.

Mr. Roshetko, age 54, is a Certified Public Accountant and brings over 25 years of experience in the hospitality industry, primarily in the area of finance and accounting. Before joining the Company, Mr. Roshetko was the Principal of Roshetko Consulting from October 2007, providing temporary and part-time CFO and consulting services to a variety of clients in the hospitality and real estate industries. Mr. Roshetko also served as a Member of the Official Committee of Unsecured Creditors in the Herbst Gaming bankruptcy from April 2008 through January 2011, after having served as the Director of Corporate Finance at Herbst Gaming, a casino operator, between April 2007 and September 2007. Prior to that, Mr. Roshetko served as Executive Vice President and Division Chief Financial Officer for MGM Resorts International, a global hospitality company, between March 1999 and April 2007, during which time his division grew to eight hotel/casinos. Mr. Roshetko also served as Vice President and Treasurer of Primadonna Resorts, Inc., a hospitality company, from August 1996 until it was acquired by MGM Resorts International in March 1999. Mr. Roshetko served as Vice President of Finance and Administration for President Casinos, Inc., a gaming company and casino operator, between June 1993 and June 1996. Mr. Roshetko also served in a variety of senior finance and accounting positions for Aztar Corporation, a hospitality company, and its predecessor Ramada Inc., a hospitality company, between June 1987 and June 1993. Mr. Roshetko received a Bachelor of Science degree in Accounting from The University of Akron in 1981, and received a Master of Business Administration from the University of Phoenix in 1991.

Tullio J. Marchionne, age 58, has served as our secretary since February 2000. Mr. Marchionne served as a Co-CEO between April 2010 and March 2011 and as our General Counsel between January 2000 and March 2011. Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a casino dealer and served in various capacities including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when he was transferred to the Four Queens Hotel and Casino as Director of Casino Operations pursuant to the management agreement our subsidiary had with the Four Queens. He served in that position until May 1997. Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997. Mr. Marchionne served as a Casino Supervisor with Bally’s Las Vegas from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort at Summerlin from November 1998 until December 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (Section 16(a)) requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC certain reports regarding ownership of our common stock. Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports that were furnished to us by those reporting persons in connection with certain of those reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during 2012.

Code of Ethics

We have adopted certain ethical policies that apply to all of our employees at the level of supervisor or higher, including our principal executive officer and principal financial and accounting officer. Those policies, together with certain rules adopted by our Disclosure Committee, comprise what we consider to be our code of ethics. Those policies and rules are available on our Internet web site at www.rivierahotel.com by clicking on the “Investor Relations” link and may also be obtained upon request without charge by writing to the Secretary of the Company.

Audit Committee Financial Expert

The Company believes that Marcos Alvarado, member of the Audit Committee, is an audit committee financial expert as defined in Regulation S-K, Item 407(d)(5)(ii). None of the Company’s securities are listed on any national securities exchange of securities market. As a result, the Company is not subject to any requirement that its directors be considered “independent.”

Item 11.         Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to the following type of executive officers for the fiscal year ended December 31, 2012 and for 2011 Combined: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer and principal financial officer for the fiscal year ended December 31, 2012; (ii) the Company’s three most highly compensated executive officers, other than the Company’s current principal executive officer and principal financial officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2012; and (iii) up to two additional individuals, other than the Company’s current principal executive officer and principal financial officer, for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2012. We refer to these individuals collectively as our “Named Executive Officers”.

Name and Principal Position (1)	Year	Salary	All Other Compensation (2)	Total
Andy Choy	2012	$450,000	$497	$450,497
Chief Executive Officer and President	2011	323,654	248	323,902
Paul Roshetko
Chief Financial Officer	2012	40,385	-	40,385
Tullio Marchionne	2012	200,000	826	200,826
Secretary	2011	228,462	77,704	306,166
	2010	310,220	191,305	501,525
Larry King	2012	260,599	718	261,317
Former Chief Financial Officer	2011	160,616	299	160,915
Noah Acres	2012	250,000	250	250,250
Senior Vice President of Gaming Development	2011	224,039	146	224,184
Johannes Franken	2012	170,001	288	170,289
Vice President of Hotel Operations	2011	107,885	120	108,005

(1) Changes in Officers of the Company:

Upon the Substantial Consummation Date, Andy Choy was appointed Chief Executive Officer and President of the Company. Tullio Marchionne resigned his position as Co-CEO of the Company effective March 31, 2011, and retained his title as Secretary of the Company. Larry King joined the company as Chief Financial Officer on April 19, 2011 and separated from this position on September 24, 2012 and assumed an advisory role through October 20, 2012. The Company agreed to compensate Mr. King through January 20, 2013. Paul Roshetko joined the Company as Chief Financial Officer on September 24, 2012.

(2) Includes payment for auto allowance, executive life insurance, and a bonus paid prior to emergence from bankruptcy.

Compensation discussion and analysis

The following descriptions of our compensation agreements, plans and programs are intended to assist in your reading and understanding of the information reported in the Summary Compensation table above and the related footnotes.

Compensation Objectives

Our named executive officers (“NEOs”) are our Chief Executive Officer and President, our Chief Financial Officer, our Secretary, our Senior Vice President of Gaming Development, and our Vice President of Hotel Operations.  We seek to compensate our NEOs in a manner that will attract and retain qualified individuals who are responsible for the management, growth and success of the Company.  We believe that NEO compensation should be designed to:

1.  motivate performance in areas consistent with our short and long-term objectives,

2.  reward for achieving those objectives, and

3.  encourage NEOs to continue in our employ.

We evaluate and establish the total compensation of our NEOs in light of what we believe to be the compensation practices, and relative corporate financial performance, of other companies in the gaming industry similar to us in terms of asset size and target market.  We do not engage in a formal benchmarking study.  Because many of these companies are not publicly held, their compensation practices are not published publicly.  As such, we rely on the industry experience and knowledge of our Board of Directors in determining appropriate NEO compensation.

Compensation Elements

Our NEO compensation program has one primary component, which is annual salary.

 Annual Salary:  The salary element compensates each NEO for performance of the fundamental duties associated with that NEOs position.  In addition to what we believe to be the compensation practices and relative corporate financial performance of other companies in the gaming industry similar to us in terms of asset size and target market, we consider other factors in establishing NEO annual salaries including the executive’s respective record of leadership and service to us, our growth during the NEOs term of employment, the relative importance of the NEO in overseeing both our strategic direction and our day-to-day operations, the relative performance of our competitors, and civic leadership in the Las Vegas area.  Salaries are reviewed annually and are adjusted as warranted.

Other Benefits and Compensation

 The NEOs also participate in our other benefit plans on the same basis as other employees.  The plans include subsidized health insurance benefits and company paid life insurance.

Board Process

 The Board considers and approves all compensation to the NEOs.  The Board reviews the performance and the compensation of the Chief Executive Officer and President and sets his compensation after discussion of performance and performance metrics.  For the remaining NEOs, the Chief Executive Officer makes recommendations to the Board that generally are approved. The Board of Directors believes that it is appropriate for the Company not to have a Compensation Committee. All directors participate in the consideration of executive officer and director compensation.

Compensation Committee Report

The Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Board has determined that the Compensation Discussion and Analysis be included in this report Form 10-K.

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that the information be treated as “soliciting material” or specifically incorporate it by reference into a document filed under the Securities Act of 1933, as Amended or the Exchange Act of 1934, as amended.

Board Members Participating in Compensation Committee Functions

Barry Sternlicht

Marcos Alvarado

Derek Stevens

Andy Choy

Employment Agreements and Payments Upon Change of Control or Termination

Employment Agreements

On May 9, 2012, the Company entered into (a) an Employment Agreement with Andy Choy for his service as the Company’s Chief Executive Officer (the “Choy Agreement”), and (b) an Employment Agreement with Larry King for his service as the Company’s Chief Financial Officer (the “King Agreement,” and together with the Choy Agreement, collectively, the “Employment Agreements,” and individually, an “Employment Agreement”). The Choy Agreement is effective as of April 1, 2011, and the King Agreement is effective as of April 19, 2011, which dates represent the executives’ respective dates of appointment. The terms of the Employment Agreements are identical other than as stated below.

The Employment Agreements provide for an initial term of three years. Absent written notice by the Company to the executive no less than 30 days before the expiration of the initial term, such executive’s Employment Agreement automatically renews for one additional year.

The Choy Agreement provides that Mr. Choy will earn an annual base salary of $450,000, and the King Agreement provides that Mr. King will earn an annual base salary of $240,000. The Employment Agreements provide that the Company will implement a bonus plan during 2012 in which the executives may participate. Further, the Employment Agreements require the Company to enter into an agreement with each executive setting forth the terms of executive bonus plan and incentive programs in which such executive will be eligible to participate. The Company has not yet implemented any bonus plan nor entered into any agreement with any executive officer concerning any bonus plan or incentive programs.

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

Payments Upon Termination of Employment

On September 24, 2012, Mr. King separated from his position as Chief Financial Officer of the Company and remained with the Company in an advisory capacity until October 20, 2012. Upon his final separation from the Company, the Company paid Mr. King cash severance in an amount equal to $60,000, or 3 months base salary, and provided continuation of health care benefits for him and his dependents for a period of six months. The Company estimates that the cash value of the continuation of health care benefits is $10,210. The total cash value of Mr. King’s severance package is estimated to be $70,210.

Potential Payments Upon Termination of Employment

In general, if Mr. Choy’s employment is terminated (regardless of the reason therefor), the Company would pay or cause to be paid to Mr. Choy all accrued but unpaid annual base salary and any incurred but unpaid business expenses. All benefits provided to Mr. Choy under his employment agreement may be continued subject to the terms and conditions of such benefits.

In addition, Mr. Choy would be entitled to receive (a) earned and awarded bonuses for the year prior to termination except if the Company terminates Mr. Choy’s employment for Cause (as defined below) or Mr. Choy voluntarily terminates his employment, and (b) payout of earned but unused paid time off except if the Company terminates Mr. Choy’s employment for Cause.

If the Company terminates Mr. Choy’s employment without Cause, in addition to the payments or benefits specified above, Mr. Choy would be entitled to receive:

•	Severance of 6 months base salary as then in effect, paid in accordance with the Company’s scheduled payroll practices.

•	A prorated bonus for the year of termination measured against any bonus awarded in the immediately prior year.

•	Continuation of health benefits coverage for Mr. Choy and his dependents for 12 months following termination at no cost to Mr. Choy or his dependents.

The following table sets forth the amounts payable under Mr. Choy’s employment agreement in the event of a termination by the Company without Cause. The amounts in the table assume that the triggering event took place on December 31, 2012.

Name	Cash Severance(1)	Continuation of Health Benefits(2)	Total
Andy Choy	$225,000	$16,206	$241,206

(1)	This amount includes cash severance payments mandated by Mr. Choy’s employment agreement.

(2)	These amounts are estimates based on a base COBRA cost for heath benefit continuation. The estimated amounts are given because of certain Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy regulations and are expected to be close to the true rate for Mr. Choy.

The Company defines “Disability” as executive's incapacity, certified by a licensed physician selected by the Company, which precludes executive from performing the essential functions of his duties for any consecutive period of 2 months.

The Company defines “Cause” as (a) any breach by executive of any of his material obligations under his employment agreement; (b) consistent neglect or failure to perform executive’s duties and responsibilities consistent with his positions; (c) a material violation of the Company’s Code of Business Conduct and Ethics and Conflict of Interest Policy, or (d) conviction or plea of nolo contendere to a felony involving moral turpitude.

Under certain circumstances, any payment on account of termination of Mr. Choy’s employment which is deemed to be “deferred compensation” under Internal Revenue Code Section 409A will be delayed for six months after the termination.

It is a condition to Mr. Choy’s right to receive severance payments and benefits under his employment agreement that he execute a general release in favor of the Company. Certain non-competition and non-solicitation covenants apply to Mr. Choy for specified periods following the termination of employment under certain circumstances but these covenants are not conditions to his right to receive severance payments or benefits under the employment agreement.

Stay Put Bonus Agreements

On October 8, 2012, the Company entered into substantially identical Stay Put Bonus Agreements with each of Andy Choy, Paul Roshetko, Tullio Marchionne, Noah Acres and Johannes Franken. Pursuant to the Stay Put Bonus Agreements, if the Company “Closes a Transaction” (as defined below) on or before December 31, 2013, each executive is entitled to receive a cash stay bonus, less applicable taxes and withholding amounts, generally payable on the fifth day after the closing of such transaction. However, an executive is not entitled to any stay bonus if an executive voluntarily leaves his employment with the Company or is discharged for “Cause) (as defined below) before the payment date for the stay bonus. In the case of Messrs. Choy, Marchionne, Acres and Franken, the stay bonus is equal to a multiple of such executive’s monthly base salary. In the case of Mr. Roshetko, the stay bonus is equal to $25,000. The table below sets forth information about the stay bonuses the executives would have been entitled to receive if the Company had Closed a Transaction as of December 31, 2012.

Name	Stay Bonus Multiplier or Amount		2012 Monthly Base Salary	Stay Bonus Amount
Andy Choy	5	x	$37,500	$187,500
Paul Roshetko	$25,000		N/A	$25,000
Tullio Marchionne	5	x	$16,667	$83,333
Noah Acres	2	x	$20,833	$41,667
Johannes Franken	4	x	$14,167	$56,667

The Stay Put Bonus Agreement define the term "Closes a Transaction" as any of the following that are consented to in writing by the Company, whether through one transaction or a series of transactions: any merger, consolidation, reorganization, recapitalization, business combination or other transaction pursuant to which all or substantially all of the business, assets or equity interests of the Company are acquired by, or combined with, any person, group of persons, partnership, corporation or other entity (including, without limitation, existing creditors, employees, affiliates, and/or shareholders of the Company).

The Stay Put Bonus Agreement define the term “Cause” to mean the occurrence of any of the following: (i) conviction or a plea of non contendere to a felony, (ii) consistent neglect or failure to perform duties and responsibilities consistent with the executive’s positions; (iii) a material violation of Company's Code of Business Conduct and Ethics and Conflict of Interest Policy; or (iv) the gaming authorities of the State of Nevada or any other state in which the Company conducts gaming operations determining that the executive is unsuitable to act as an employee of a gaming company in his individual capacity.

Restricted Stock Plan

The Company terminated its restricted stock plan upon the Substantial Consummation Date. No awards under the restricted stock plan were made in 2011 and 2010.

Stock Option Plans and Stock Grants

Since the Substantial Consummation Date, the Company has not maintained any compensation plans or individual compensation arrangements under which the Company’s equity securities are authorized for issuance. None of the Named Executive Officers were granted stock options or other incentive awards in 2012, 2011 or 2010. During 2012 and as of December 31, 2012, there were no stock options, unvested stock or equity incentive plan awards issued and outstanding.

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

DIRECTOR COMPENSATION

We did not offer any compensation to our directors for their service as such for the year ended December 31, 2012.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has two classes of common stock: Class A Voting Common Stock and Class B Non-Voting Common Stock. Only the Class A Voting Common Stock is a voting security. The following tables contain information regarding the beneficial ownership of our Class A Voting Common Stock and Class B Non-Voting Common Stock as of April 1, 2013, by (i) each of our directors and each of our Named Executive Officers, and (ii) all of our directors and executive officers as a group. With respect to our Class A Voting Common Stock, one of the tables below contains information regarding the beneficial ownership by each person who, to our knowledge, beneficially owns more than 5% of the Class A Voting Common Stock. The percentage of outstanding shares of common stock represented by each named person’s stock ownership assumes the exercise by such person of all stock warrants beneficially owned by such person that are exercisable within 60 days of April 1, 2013, but does not assume the exercise of stock warrants by any other persons. The percentage of outstanding stock represented by the stock ownership of all of our directors and executive officers as a group assumes the exercise by all members of that group of stock warrants beneficially owned by such members that are exercisable within 60 days of April 1, 2013, but does not assume the exercise of options by any persons outside of that group. Except as indicated in the footnotes to the tables, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name. The address for each director and executive officer is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

	Class A Voting Common Stock Beneficially Owned
Name(1)	Number	Percentage

Barry S. Sternlicht(2)	10	100%
Derek J. Stevens	0	0.0%
Marcos Alvarado	0	0.0%
Andy Choy	0	0.0%
Paul Roshetko	0	0.0%
Tullio J. Marchionne	0	0.0%

Larry King(3)	0	0.0%
Noah Acres	0	0.0%
Johannes Franken	0	0.0%

All directors and executive officers as a group(1), (2)	10	100.0%

(1)	Except for the Starwood Capital Entities (as defined in footnote 1 to the table below) and Desert Rock Enterprises, LLC, each of the holders of our Class B Non-Voting Common Stock hold warrants to acquire membership interests in Riviera Voteco, L.L.C. These warrants are currently exercisable by their terms but the warrant holders may not exercise them without first obtaining all required gaming approvals necessary to acquire a membership interest in Riviera Voteco, L.L.C. Because it is probable that the period of time necessary to obtain the required gaming approvals will exceed 60 days, for purposes of the table above, none of these warrant holders are deemed to be beneficial owners of Riviera Voteco, L.L.C.

(2)	Riviera Voteco, L.L.C. is the record owner and has sole voting and investment power over these shares, which represents 100% of the outstanding shares of Class A Voting Common Stock. BSS Voteco, L.L.C., in its capacity as a member of Riviera Voteco, L.L.C., has voting and investment power over these shares. In turn, Barry S. Sternlicht, one of the Company’s directors, in his capacity as the sole member of BSS Voteco, L.L.C., has voting and investment power over the shares beneficially owned by BSS Voteco, L.L.C. The address of each of Riviera Voteco, L.L.C. and BSS Voteco, L.L.C. is 591 West Putnam Avenue, Greenwich, CT 06830.

(3)	Mr. King served as chief financial officer of the Company until September 24, 2012.

	Class B Non-Voting Common Stock Beneficially Owned
Name	Number	Percentage

Directors and Executive Officers:
Barry S. Sternlicht(1)	3,917,815	43.3%
Derek J. Stevens(2)	1,044,998	11.6%
Marcos Alvarado	0	0.0%
Andy Choy	0	0.0%
Paul Roshetko	0	0.0%
Tullio J. Marchionne	0	0.0%

Larry King(3)	0	0.0%
Noah Acres	0	0.0%
Johannes Franken	0	0.0%

All directors and executive officers as a group	4,962,813	54.9%

(1)	Mr. Sternlicht is the beneficial holder of 2,448,637 shares (27.1%) held by SCH/VIII Bonds LLC, 816,209 shares (9.0%) held by SCH/VIII Bonds II LLC, 172,845 shares (1.9%) held by SCH/VIII Bonds III LLC, and 480,124 shares (5.3%) held by SCH/VIII Bonds IV LLC (these entities are collectively referred to in this Annual Report on Form 10-K as the “Starwood Capital Entities”). The address for each of the Starwood Capital Entities is C/O Starwood Capital Group, 591 West Putnam Avenue, Greenwich, CT 06830.

(2)	Mr. Stevens is the beneficial holder of 1,044,998 shares held by Desert Rock Enterprises, LLC. The Desert Rock Enterprises, LLC members are Derek J. Stevens (78% membership interest) and Gregory J. Stevens (22% membership interest). The address for Desert Rock Enterprises, LLC is One Fremont Street, Las Vegas, NV 89101.

(3)	Mr. King served as chief financial officer of the Company until September 24, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2012, the Company did not maintain any compensation plans or individual compensation arrangements under which the Company’s equity securities are authorized for issuance.

Item 13.         Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

During 2012, the Company paid an aggregate of $0.1 million of expenses associated with gaming authority licensing in Nevada and Colorado on behalf of Desert Rock Enterprises. Mr. Stevens is a member of our Board and managing member of Desert Rock Enterprises. Further, Mr. Stevens owns 12% of our Class B Non-Voting Common Stock (which shares of Class B Non-Voting Common Stock are directly owned by Desert Rock Enterprises).

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

Director Independence

The Board is comprised of individuals with a direct and/or indirect financial interest in the Company, or who are part of the senior management team. As such, none of our directors is independent.

Item 14.         Principal Accounting Fees and Services

Audit Fees

We were billed by our principal accountants, Ernst & Young, a total of $250,000 for 2012 and $380,000 for 2011 for their audits of our annual consolidated financial statements and their reviews of our consolidated financial statements in our Quarterly Reports on Form 10-Q for the respective years.

Audit-Related Fees

We were billed $245,000 by Ernst & Young in 2012 and $171,100 in 2011 for audit-related services associated with the sale of RBH and our potential debt restructuring that are not reported above in “Audit Fees”.

Tax Fees

We were billed $118,500 and $277,200 by Ernst & Young in 2012 and 2011, respectively, for tax services associated with our potential restructuring, the sale of RBH, and general advisory services.

All Other Fees

We were not billed by Ernst & Young for other professional services in fiscal years 2012 and 2011.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)         List of Financial Statements

The following is a list of our Independent Registered Public Accounting Firm’s Reports and the Company’s consolidated financial statements filed as part of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2012 (Successor), the period January 1, 2011 through March 31, 2011 (Predecessor), the period April 1, 2011 through December 31, 2011 (Successor), and the year ended December 31,2010 (Predecessor)

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the year ended December 31, 2012 (Successor), the period January 1, 2011 through March 31, 2011 (Predecessor), the period April 1, 2011 through December 31, 2011 (Successor), and the year ended December 31,2010 (Predecessor)

•	Notes to Consolidated Financial Statements

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

April 1, 2013	RIVIERA HOLDINGS CORPORATION

	By:	/s/ Andy Choy
Andy Choy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry S. Sternlicht	Chairman of the Board	April 1, 2013
Barry S. Sternlicht

/s/ Andy Choy	Director and Chief Executive Officer (Principal Executive Officer)	April 1, 2013
Andy Choy

/s/ Marcos Alvarado	Director	April 1, 2013
Marcos Alvarado

/s/ Derek J. Stevens	Director	April 1, 2013
Derek J. Stevens

/s/ Paul Roshetko	Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2013
Paul Roshetko

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1+	Stock Purchase Agreement, dated as of September 29, 2011, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., Monarch Growth Inc. and Monarch Casino & Resort, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on September 30, 2011 (Commission File Number 000-21430)) .

3.1	Certificate of Amended and Restated Articles of Incorporation of Riviera Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A12G, filed on April 1, 2011 (Commission File Number 000-21430)).

3.2	Amended and Restated By-Laws of Riviera Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A12G, filed on April 1, 2011 (Commission File Number 000-21430)).

4.1	Stockholders Agreement, dated as of April 1, 2011, by and among SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Cerberus Series Four Holdings, LLC, Desert Rock Enterprises, LLC, Strategic Value Special Situations Master Fund, LP, Riviera Voteco, L.L.C. and Riviera Holdings Corporation (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A12G, filed on April 1, 2011 (Commission File Number 000-21430)).

10.1	Series A Credit Agreement, dated as of April 1, 2011, by and among Riviera Holdings Corporation, the Guarantors party thereto, the several banks and other financial institutions from time to time parties thereto, and Cantor Fitzgerald Securities, a New York general partnership, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 7, 2011 (Commission File Number 000-21430)).

10.2	Series B Credit Agreement, dated as of April 1, 2011, by and among Riviera Holdings Corporation, the Guarantors party thereto, the several banks and other financial institutions from time to time parties thereto, and Cantor Fitzgerald Securities, a New York general partnership, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 7, 2011 (Commission File Number 000-21430)).

10.3	Intercreditor Agreement, dated as of April 1, 2011, by and among Cantor Fitzgerald Securities, in its capacity as First Lien Agent, Cantor Fitzgerald Securities, in its capacity as Second Priority Agent, Riviera Holdings Corporation, and each of its Subsidiaries party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on April 7, 2011 (Commission File Number 000-21430)).

10.4†	Employment Agreement, dated as of April 1, 2011, by and between Riviera Operating Corporation and Robert A. Vannucci (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on April 7, 2011 (Commission File Number 000-21430)).

10.5	Choy Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 11, 2012 (Commission File Number 000-21430)).

10.6	King Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 11, 2012 (Commission File Number 000-21430)).

10.7	Trademark and Domain Name License Agreement, dated as of April 26, 2012, by and between Riviera Operating Corporation and Riviera Black Hawk, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K , filed on May 1, 2012 (Commission File Number 000-21430)).

10.8	Series A Amendment and Consent Agreement, dated as of April 25, 2012, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Desert Rock Enterprises LLC, Cerberus Series Four Holdings, LLC and Strategic Value Special Situations Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K , filed on May 1, 2012 (Commission File Number 000-21430)).

10.9	Series B Amendment and Consent Agreement, dated as of April 25, 2012, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Desert Rock Enterprises LLC, Cerberus Series Four Holdings, LLC and Strategic Value Special Situations Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 1, 2012 (Commission File Number 000-21430)).

10.10*	Form of Stay Put Bonus Agreement and list of parties thereto

21.1	Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
+	The Company has omitted from Exhibit 2.1 schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

RIVIERA HOLDINGS CORPORATION

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2012 (Successor), the period January 1, 2011 through March 31, 2011 (Predecessor), the period April 1, 2011 through December 31, 2011 (Successor) and the year ended December 31, 2010	F-4

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2012 (Successor), the period January 1, 2011 through March 31, 2011 (Predecessor), the period April 1, 2011 through December 31, 2011 (Successor), and the year ended December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Riviera Holdings Corporation

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, shareholder’s equity and cash flows for the year ended December 31, 2012 (Successor), the nine-month period ending December 31, 2011 (Successor), the three-month period ended March 31, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riviera Holdings Corporation at December 31, 2012 (Successor) and 2011 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 (Successor), the nine-month period ended December 31, 2011 (Successor), the three-month period ended March 31, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and has a working capital deficiency. In addition, the Company is in default under the loan agreements with its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, on December 1, 2010 the United States Bankruptcy Court for the District of Nevada entered a written order confirming the Debtors’ Second Amended Joint Plan of Reorganization, which became effective on April 1, 2011. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 1.

/s/ Ernst & Young LLP

Las Vegas, Nevada

April 1, 2013

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(In thousands, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,914	$20,762
Restricted cash	62,610	272
Accounts receivable-net of allowances of $2,283 and $315, respectively	1,663	3,337
Due from stockholder	-	977
Inventories	471	547
Prepaid expenses and other assets	2,261	2,570
Deferred tax asset	273	-
Assets of discontinued operations held for sale	-	56,012
Total current assets	81,192	84,477
PROPERTY AND EQUIPMENT-net	138,237	138,026
GOODWILL (Note 3)	-	24,826
INTANGIBLE ASSETS-net	5,238	5,845
OTHER ASSETS-net	1,620	2,028
TOTAL	$226,287	$255,202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$76,873	$-
Accounts payable	5,741	5,441
Accrued interest	1,426	782
Short-tem deferred tax liability	-	3
Accrued expenses	7,251	6,569
Liabilities of discontinued operations held for sale	-	4,582
Total current liabilities	91,291	17,377
LONG-TERM DEBT	-	72,380
LONG-TERM DEFERRED TAX LIABILITIES	22,707	22,431
Total liabilities	113,998	112,188

COMMITMENTS and CONTINGENCIES (Note 17)

STOCKHOLDERS' EQUITY:
PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011	-	-
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at December 31, 2012 and 2011) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,039,035 issued and outstanding at December 31, 2012 and 2011)	9	9
WARRANTS ISSUED	7,657	7,657
ADDITIONAL PAID-IN CAPITAL	149,170	150,268
ACCUMULATED DEFICIT	(44,547)	(14,920)
Total stockholders' equity	112,289	143,014
TOTAL	$226,287	$255,202

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Successor		Predecessor
	January 1, 2012 Through	April 1, 2011 Through	January 1, 2011 Through	January 1, 2010 Through
	December 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
REVENUES:
Casino	$34,314	$28,837	$8,983	$35,276
Rooms	33,400	25,954	9,288	33,376
Food and beverage	13,486	10,579	3,843	14,564
Entertainment	1,571	2,125	745	4,117
Other	3,507	2,888	1,088	4,186
Total revenues	86,278	70,383	23,947	91,519
Less-promotional allowances	(9,919)	(9,356)	(3,298)	(12,253)
Net revenues	76,359	61,027	20,649	79,266

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	28,133	19,881	5,779	19,877
Rooms	20,950	14,420	4,578	18,527
Food and beverage	10,776	9,249	3,498	13,236
Entertainment	1,531	1,626	425	2,385
Other	1,127	836	293	1,129
Other operating expenses:
Share-based compensation	-	-	12	115
Other general and administrative	28,547	22,606	6,211	26,019
Emergence related expenses	-	1,699	-	-
Restructuring fees	-	-	-	1,270
Asset Impairment	24,826	-	-	-
Depreciation and amortization	7,806	4,058	2,388	9,812
Total costs and expenses	123,696	74,375	23,184	92,370
LOSS FROM OPERATIONS	(47,337)	(13,348)	(2,535)	(13,104)

OTHER (EXPENSE) INCOME:
Gain on retirement of assets	28	-	-	69
Interest (expense) and income, net (contractual interest expense for the three months ended March 31, 2011 was $3,507)	(9,254)	(5,905)	12	(8,301)
Total other (expense) income	(9,226)	(5,905)	12	(8,232)
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER ITEMS	(56,563)	(19,253)	(2,523)	(21,336)
Fresh-start accounting adjustment	-	-	37,530	-
Gain on reorganization of debt	-	-	47,500	-
Reorganization items	-	-	(1,383)	(4,622)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(56,563)	(19,253)	81,124	(25,958)
Income tax benefit from continuing operations	9,697	2,287	-	1,845
(LOSS) INCOME FROM CONTINUING OPERATIONS	(46,866)	(16,966)	81,124	(24,113)
DISCONTINUED OPERATIONS
Income from discontinued operations	26,936	4,515	1,678	5,119
Income tax expense	(9,697)	(1,626)	-	(1,845)
Income from discontinued operations	17,239	2,889	1,678	3,274
NET (LOSS) INCOME	(29,627)	(14,077)	82,802	(20,839)
Other comprehensive (loss) income	-	-	-	-
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(29,627)	$(14,077)	$82,802	$(20,839)

NET INCOME (LOSS) PER SHARE DATA:
Basic
(Loss) Income from continuing operations	$(5.18)	$(1.88)	$6.52	$(1.94)
Income from discontinued operations	1.91	0.32	0.13	0.26
Net (Loss) Income, net	$(3.28)	$(1.56)	$6.65	$(1.67)
Diluted
(Loss) Income from continuing operations	$(5.18)	$(1.88)	$6.41	$(1.94)
Income from discontinued operations	1.91	0.32	0.13	0.26
Net (Loss) Income, net	$(3.28)	$(1.56)	$6.54	$(1.67)

Basic-weighted average common shares outstanding	9,039	9,039	12,448	12,456
Diluted-weighted average common and common equivalent shares	9,039	9,039	12,652	12,456

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Amounts in thousands)

	Successor								Predecessor
	Preferred Stock		Common Stock		Warrants		Additional Paid-	Accumulated	Common Stock		Warrants	Additional Paid-	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Shares	Amount	Amount	in Capital	Deficit	Shares	Amount	Total

Balance - December 31, 2009									17,141,124	$17		$20,399	$(93,853)	(4,668,069)	$(9,635)	$(83,072)

Stock-based compensation - stock options									-	-		49	-	-	-	49
Restricted stock - forfeited									(25,500)	-		-	-	-	-	-
Stock-based compensation - restricted stock									-	-		66	-	-	-	66
Net loss									-	-		-	(20,839)	-	-	(20,839)

Balance - December 31, 2010	-	$-	-	$-		$-	$-	$-	17,115,624	17	$-	20,514	(114,692)	(4,668,069)	(9,635)	(103,796)
																-
Net income													82,802			82,802
Elimination of Predecessor's equity								(843)	(17,115,624)	(17)		(20,514)	31,890	4,668,069	9,635	20,151
Issuance of Class A shares			10	-												-
Issuance of Class B shares			8,550,000	9			141,607									141,616
Issuance of Class B Warrants					950,001	16,318										16,318

Balance - April 1, 2011	-	-	8,550,010	9	950,001	16,318	141,607	(843)	-	-	-	-	-	-	-	157,091

Issuance of Class B shares			489,035	-												-
Exercise of Class B Warrants					(489,035)	(8,661)	8,661									-
Net loss								(14,077)								(14,077)
Balance - December 31, 2011	-	-	9,039,045	9	460,966	7,657	150,268	(14,920)	-	-	-	-	-	-	-	143,014

Payments made on behalf of owners							(1,098)									(1,098)
Net loss								(29,627)								(29,627)

Balance - December 31, 2012	-	$-	9,039,045	$9	460,966	$7,657	$149,170	$(44,547)	-	$-	$-	$-	$-	-	$-	$112,289

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Year Ended	April 1, 2011 Through	January 1, 2011 Through	Year Ended
	December 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
OPERATING ACTIVITIES:
Net Income (loss)	$(29,627)	$(14,077)	$82,802	$(20,839)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Asset Impairment	24,826	-	-	-
Depreciation and amortization	7,806	6,972	3,278	13,739
Fresh-start accounting adjustment	-	-	(37,530)	-
Gain on reorganization of debt	-	-	(47,500)	-
Provision for bad debts	1,968	105	(8)	31
Stock-based compensation-restricted stock	-	-	-	67
Stock-based compensation-stock options	-	-	14	46
Income tax expense (benefit)	-	(661)	-	-
Interest paid	146	(34)
Interest expense – payment in kind	4,493	2,380	-	-
Increase in restricted cash	(60,058)
Gain on sale of Black Hawk	(25,388)	-	-	-
Gain/Loss on Disposition of Assets	-	31	-	-
Reorganization items	-	-	1,383	4,623
Changes in operating assets and liabilities:
Accounts receivable	(219)	(1,351)	(198)	(54)
Inventories	62	(16)	20	(60)
Prepaid expenses and other assets	358	403	(683)	(192)
Accounts payable	84	(2,063)	(220)	1,973
Accrued interest	644	782	-	8,159
Accrued expenses	(551)	(584)	1,990	(169)
Net cash (used in) provided by operating activities before emergence related and reorganization items	(75,456)	(8,113)	3,348	7,324
Net cash used for reorganization items	-	-	(1,101)	(3,771)
Net cash (used in) provided by operating activities	(75,456)	(8,113)	2,247	3,553

INVESTING ACTIVITIES:
Capital expenditures	(7,410)	(7,050)	(779)	(3,730)
Net proceeds from Black Hawk sale	70,217	-	-	-
Due from stockholder	(121)	(977)	-	-
Disposal of Assets		78
Restricted cash	-	-	-	2,500
Net cash provided by (used in) investing activities	62,686	(7,949)	(779)	(1,230)

FINANCING ACTIVITIES:
Payments on capitalized leases	(14)	(33)	(11)	(43)
Net cash used in financing activities	(14)	(33)	(11)	(43)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,784)	(16,095)	1,457	2,280
Decrease (Increase) in cash from discontinued operations	5,936	(529)	(297)	(1,227)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	20,762	36,328	15,168	14,115
CASH AND CASH EQUIVALENTS-END OF PERIOD	$13,914	$20,762	$16,328	$15,168

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Property acquired with debt and accounts payable	$602	$957	$333	$295
Cash paid for interest	$3,992	$2,469	$-	$49

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

In addition, the Company owned and operated the Riviera Black Hawk Casino ("Riviera Black Hawk") in Black Hawk Colorado until its sale on April 26, 2012, which is presented as discontinued operations in the accompanying statements of operations for the Successor Period and Predecessor Period while the assets and liabilities are presented as held for sale in the accompanying balance sheet as of December 31, 2011 as a result of the Stock Purchase Agreement entered into on September 29, 2011.

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

The Company’s operations are subject to extensive regulation in the states of Nevada and Colorado (prior to RBH being sold on April 26, 2012) by the respective gaming authorities and various other state and local regulatory agencies. Our management believes that the Company’s procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries. With the presentation of RBH as a discontinued operation ( as discussed in Note 12), the Company has one reporting segment. All inter-company accounts and transactions have been eliminated.

On September 29, 2011, RHC, ROC and Riviera Black Hawk, Inc. (“RBH”), entered into a Stock Purchase Agreement with Monarch Casino and Resorts, Inc., a Nevada corporation, and its wholly-owned subsidiary Monarch Growth Inc., a Nevada corporation (collectively, the “Buyer”), pursuant to which the Buyer agreed to purchase the Company’s casino in Black Hawk, Colorado by acquiring all of the issued and outstanding shares of common stock of RBH. This transaction was completed on April 26, 2012. The Buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, the ROC paid or satisfied substantially all of RBH’s indebtedness and was required to leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the Stock Purchase Agreement).

Prior Period Adjustments

During the second quarter of 2012, we identified errors in our consolidated financial statements for the period April 1 through December 31, 2011 and for the three months ended March 31, 2012. The errors related to the recording of depreciation and amortization expense associated with our discontinued operation of $1,372,000 for each period, respectively, resulting in an understatement of income from discontinued operations and an overstatement of consolidated net loss for the Successor Period ended December 31, 2011 and the three months ended March 31, 2012 of $879,000 or $0.10 basic and diluted earnings per share, respectively. We have analyzed the potential impact of these errors and concluded that while the correction of these errors were significant to the three months ended June 30, 2012, their correction would not be material to the individual or aggregate periods for 2011 or for the expected full year results for the current year ending December 31, 2012, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In accordance with the relevant guidance, we evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error of $1,372,000 for the Successor Period ended December 31, 2011 would be immaterial to the expected full year results for 2012 and correcting the error would not have had a material impact on any individual prior period financial statement or affect the trend of financial results from continuing operations. Conversely, we concluded that correcting both the error from the Successor Period and the error of $879,000, net of tax, for the three months ended March 31, 2012 in the three months ended June 30, 2012, would be material to our financial results for the three months then ended. Accordingly, we recorded a non-cash adjustment in the six months ended June 30, 2012 to increase income from discontinued operations by $879,000, net of tax. As provided by SAB 108, the portion of the error correction that impacts the results for the three months ended March 31, 2012 will not require the previously filed quarterly report on Form 10-Q for the period ended March 31, 2012 to be amended and the correction is permitted to be made in the financial statements for a future period. We recast the results for discontinued operations for the three months ended March 31, 2012 in this Form 10-K.

Liquidity

The Company had $76.5 million in cash and cash equivalents (of which $62.6 million is restricted) as of December 31, 2012. Additionally, effective April 1, 2011, the Company generally has the ability to draw up to $10 million against its Working Capital Facility (as defined in Note 9). However, due to the default under the Series A Credit Agreement (as defined in Note 9) and the Series B Credit Agreement (as defined in Note 9), we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the default is cured or waived. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under the two agreements and require us to repay them immediately. We believe that we currently have sufficient funds to do so, assuming approval by the lenders to use restricted cash to repay such amounts. However, in the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, for example capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in doing so. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. In the absence of acceleration of the amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, we believe that the Company has sufficient liquidity and capital resources to meet debt service and normal course expenditures.

Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Subsequent to emergence from bankruptcy, the Company has generated net losses of $29.6 million and $14.1 million for the year ended December 31, 2012 and for the period April 1, 2011 through December 31, 2011, respectively, and has an accumulated deficit of $44.5 million at December 31, 2012. The Company has total cash and cash equivalents of $13.9 million and a net working-capital deficit of $10.1 million at December 31, 2012. The net working-capital deficit includes $50.0 million of the Company’s Series A Credit Agreement and $26.9 million of the Company’s Series B Credit Agreement (collectively, the “Agreements”) both of which are classified as currently payable due to the defaults discussed below.

In connection with the “Agreements”, we agreed to several affirmative and negative covenants.  During 2012, the Company did not comply with all of the affirmative and negative covenants and is in default as of December 31, 2012 (see Note 9).  The Company is currently in negotiations with its lenders, who are also shareholders, under the Agreements concerning new financial covenants and other amendments to the agreement to resolve the existing default. There can be no assurance that the Company will be successful in doing so or that such amendments will be on favorable terms to the Company. The conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Assets Held for Sale

On September 29, 2011, the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of RBH. As a result, as discussed above, RBH is presented as a discontinued operation in the accompanying consolidated statements of operations, with the assets and liabilities of RBH presented as held for sale in the accompanying consolidated balance sheets through the sale date of April 26, 2012. Cash flows of the discontinued operation have not been segregated from the cash flows of continuing operations on the accompanying consolidated statements of cash flows.

Accounting for Reorganization (Predecessor)

ASC Topic 852, Reorganizations provides accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code, including companies in Chapter 11reorganization, and generally does not change the manner in which financial statements are prepared. However, ASC Topic 852 requires that the financial statements for periods subsequent to the July 12, 2010 filing of petitions (the “Chapter 11 Cases”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code by RHC, ROC, and RBH distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations. Predecessor incurred $1.4 million in reorganization items through March 31, 2011. ASC Topic 852 also requires that the balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities and requires that cash used for reorganization items must be disclosed separately in the statement of cash flows. Predecessor adopted ASC Topic 852 on July 12, 2010 and has segregated, and Successor will segregate, those items as documented above for all reporting periods subsequent to such date.

Cash and Cash Equivalents

Amounts classified as cash and cash equivalents included cash held in our bank accounts and cash on-hand for operating purposes.

Restricted Cash

As of December 31, 2012 and 2011, a security deposit in the amount of $225,000 and $272,000, respectively, remaining held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

As of December 31, 2012, $60.1 million of the purchase price in the sale of RBH is being held in a segregated deposit account. These funds may only be invested, expended, or used with the prior written consent of the Required Lenders and Required Revolving Lenders (as such terms are defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively.)

As of December 31, 2012, $2.28 million of the purchase price in the sale of RBH is being held by an unaffiliated escrow agent in an indemnity escrow account to secure the Company’s indemnification obligations under the Stock Purchase Agreement. These funds become unrestricted and will be released to the Company on or about April 26, 2013 to the extent that they have not been paid to the Buyer in satisfaction of indemnification claims under the Stock Purchase Agreement before then.

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

For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we periodically assess the recoverability of property and equipment and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. As an indicator of impairment existed as of October 1, 2012, we compared the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. The undiscounted cash flows exceeded the carrying value, and an impairment charge was not required. There were no asset impairment costs in 2012, 2011 and 2010.

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

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. Authoritative guidance regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes

Long-Term Debt

The Company’s debt instruments have been classified as current obligations as further discussed in Note 9.

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

Promotional Allowances

Revenues include the estimated retail value of rooms, food, beverage and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is reclassified to the casino department for the years ended December 31, as follows (in thousands):

	Successor		Predecessor
	January 1, 2012 Through	April 1, 2011 Through	January 1, 2011 Through	Year Ended
	December 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
Rooms	$3,568	$2,976	$1,044	$3,225
Food and Beverage	5,310	4,047	1,052	3,372
Entertainment	965	924	209	418
Total	$9,843	$7,947	$2,305	$7,015

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

Loyalty Club Program

We provide our guests the opportunity to earn points redeemable for slot freeplay, complimentaries or promotions based on their level of slot gaming activities while at our properties. An accrual is recorded as points are earned based upon expected redemption rates.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $2.3 million, $2.4 million and $0.8 million in 2012, 2011 and 2010, respectively.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more- likely- than- not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for the Company). The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

A significant portion of the Company’s labor force is covered by collective bargaining agreements, and a dispute with covered employees or new labor agreements may lower our revenues and increase our costs. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. As of December 31, 2012, 733 of our 1,165 employees, or 62.9%, were covered by collective bargaining agreements. Essentially all of the labor force is covered by a collective bargaining agreement that has expired or will expire within one year.

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

Earnings per Share (Successor)

Diluted earnings per share assume exercise of warrants converted into Class B Non-Voting Common Stock (as defined in Note 13, the “Class B Warrants”) when the exercise of warrants is dilutive to earnings per share. The effect of dilutive securities was calculated using the treasury stock method.

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain accrued liabilities and the estimated allowances for receivables, estimated fair value for stock-based compensation, estimated fair value of derivative instruments and deferred tax assets. Actual results may differ from estimates.

2.            ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (in thousands):

	2012	2011
Casino	$2,287	$1,366
Hotel	1,659	2,286
Total	3,946	3,652
Less - collection allowances	(2,283)	(315)
Accounts receivable - net	$1,663	$3,337

Collection allowances activity for the years ending December 31 consist of the following (in thousands):

	2012	2011
Beginning balance	$315	$214
Write-offs	(372)	(39)
Recoveries	7	14
Provision for doubtful collection	2,333	126
Ending balance	$2,283	$315

The Company manages its credit risk by evaluating customers’ credit worthiness before extending credit. The maximum credit losses that might be sustained are limited to the recorded receivables less any amounts reserved.

3.            PREPAID EXPENSES

Prepaid expenses consist of the following at December 31 (in thousands):

	2012	2011
Prepaid gaming taxes	$799	$875
Prepaid insurance	637	732
Vendor deposits and retainers	-	105
Prepaid equipment maintenance	-	404
Other	825	454
Total	$2,261	$2,570

4.            PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

	2012	2011
Land and improvements	$86,025	$86,025
Buildings and improvements	31,599	30,259
Equipment, furniture, and fixtures	31,382	25,345

Total cost	149,006	141,629
Less - Accumulated depreciation and amortization	(10,769)	(3,603)
Property and equipment - net	$138,237	$138,026

In accordance with its policy, the Company reviews the estimated lives of its fixed assets on an ongoing basis. Substantially all of the Company’s property and equipment are pledged as collateral to secure debt (see Note 9).

5.            GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  The Company recorded goodwill of $24.8 million upon the application of fresh-start reporting in 2011.

Intangible assets consist of the following at December 31 (in thousands):

	Estimated
	life
	(years)	2012
Trade name	15	$2,400
Customer lists	3	1,400
Software	15	2,500
Total intangible assets		6,300
Less accumulated amortization:
Trade name		(280)
Customer lists		(490)
Software		(292)
Total accumulated amortization		(1,062)
Intangible assets, net		$5,238

In connection with the adoption of fresh-start reporting, the Company recognized $2.4 million in a trade name related to the Riviera name, which is being amortized on a straight-line basis over fifteen years. Customer lists were valued at $1.4 million, representing the value associated with our customers under our customer loyalty programs and is being amortized on a straight-line basis over three years. Other intangibles of $2.5 million include the value of software which is being amortized on a straight-line basis over fifteen years.

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

As of September 30, 2012, management concluded indicators of goodwill impairment existed and, as required by ASC Topic 350, recorded a preliminary impairment loss of $11.2 million during the third quarter. That measurement of impairment was an estimation process and the Company had engaged a third party valuation company to assist with the final valuation. That valuation resulted in an additional $13.6 million goodwill impairment loss as of October 1, 2012, to write off the entire goodwill balance.

Amortization expense for the year ended December 31, 2012 for those assets amortized was $607,000.  Estimated annual amortization expense for the intangible assets of the Company for the years ended December 31, 2013 through 2015 is anticipated to be $0.6 million for each such year, $0.4 million for 2016, and $0.3 million for 2017.

6.	OTHER ASSETS

Other assets consist of the following at December 31 (in thousands):

	2012	2011
Deposits	$346	$741
Deferred loan fees	180	191
Base stock	1,094	1,096
Total	$1,620	$2,028

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of the following at December 31 (in thousands):

	2012	2011
Accounts payable vendors	$4,678	$4,550
Customer deposits, non-gaming	535	785
Other	528	106
Total	$5,741	$5,441

Accrued expenses consist of the following at December 31 (in thousands):

	2012	2011
Advance sales/deferred income	$403	$571
Outstanding chip and token liability	395	276
Customer loyalty liabilities	170	158
Progressive jackpot liabilities	510	458
Customer deposits and other	81	138
Total gaming customer-related payables	1,559	1,601
Payroll and related taxes and benefits	4,805	4,281
Property and gaming taxes	808	636
Professional fees, deferred revenues and deposits	79	51
Total	$7,251	$6,569

8.	FAIR VALUE MEASUREMENTS

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

As of December 31, 2012, the Company had no assets and/or liabilities required to be measured at fair value.

9.	LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2012	2011

Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at December 31, 2012	$50,000	$50,000

Series B Term Loan, due April 1, 2019 at LIBOR plus 18% PIK, 20% at December 31, 2012	26,873	22,380

Total debt	76,873	72,380
Less current portion of long term debt	(76,873)	-
Total long-term debt, net	$-	$72,380

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

The obligations under the Series A Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series A Credit Agreement) pursuant to the terms of the Series A Credit Agreement and are secured by a first priority security interest on substantially all of RHC's and its Domestic Subsidiaries’ assets, other than a deposit account into which the proceeds of the Series B Term Loan (as defined below) was deposited on the Substantial Consummation Date (the “Series B Term Loan Controlled Account”). Proceeds deposited in the Series B Term Loan Controlled Account are earmarked primarily for capital improvements. On April 26, 2012, the Required Lenders released the security interest in RBH and RBH’s assets so that the sale of RBH could be completed. The proceeds from the sale are segregated as required by the Required Lenders.

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of December 31, 2012, the Company was not in compliance with the financial covenants in, and in default under, the Series A Credit Agreement. The Required Lenders temporarily waived such default and this waiver expired on July 31, 2012. Effective August 1, 2012, the Company was in default under the Series A Credit Agreement. The lenders and administrative agent under the Series A Credit Agreement have not taken any action to exercise any remedies under the Series A Credit Agreement.

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement. As such, the balance of the Series A Term Loan, as of December 31, 2012, has been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders have the ability to increase the interest accruing on amounts owned under the Series A Credit Agreement. Different default interest rates would apply to the principal of the loans, the accrued but unpaid interest on the loans and any other amounts owed under the Series A Credit Agreement. With respect to the principal of the loans made pursuant to the Series A Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series A Credit Agreement have not taken any action to increase the interest rate under the Series A Credit Agreement, the Company is accruing for the additional 2% default interest.

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

RHC is required to pay a customary fee to the administrative agent. The obligations under the Series B Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series B Credit Agreement) pursuant to the terms of the Series B Credit Agreement and are secured by (i) a first priority security interest on Series B Term Loan Controlled Account and (ii) a second priority security interest on substantially all of RHC's and its Domestic Subsidiaries’ other assets. On April 26, 2012, the Required Lenders released the security interest in RBH and RBH’s assets so that the sale of RBH could be completed. The proceeds from the sale are segregated as required by the Required Lenders.

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of December 31, 2012, the Company was not in compliance with the financial covenants in, and in default under, the Series B Credit Agreement. The Required Lenders temporarily waived such default and this waiver expired on July 31, 2012. Effective as of August 1, 2012, the Company was in default under the Series B Credit Agreement; the lenders and administrative agent under the Series B Credit Agreement have not taken any action to exercise any remedies under the Series B Credit Agreement.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement. As such, the balance of the Series B Term Loan, as of December 31, 2012, has been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders have the ability to increase the interest accruing on amounts owned under the Series B Credit Agreement. Different default interest rates would apply to the principal of the loan, the accrued but unpaid interest on the loan and any other amounts owed under the Series B Credit Agreement. With respect to the principal of the loan made pursuant to the Series B Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series A Credit Agreement have not taken any action to increase the interest rate under the Series A Credit Agreement, the Company is accruing for the additional 2% default interest.

The Company is currently in negotiations with the lenders and administrative agent under the Series B Credit Agreement concerning new financial covenants and other amendments to the agreement to resolve the existing default. There can be no assurance that the Company will be successful in doing so or that such amendments will be on favorable terms to the Company.

Credit Defaults

As of December 31, 2012, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement for failure to satisfy the financial covenant that neither the Credit Parties (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) nor any Subsidiary (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) permit the Consolidated Interest Coverage Ratio (as defined and calculated as set forth in the Series A Credit Agreement and the Series B Credit Agreement, respectively) to be less than 1:00 to 1:00 for the quarter ended December 31, 2012.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders have the ability to increase the interest accruing on amounts owned under the Series A Credit Agreement and the Series B Credit Agreement, respectively. Different default interest rates would apply to the principal of the loans, the accrued but unpaid interest on the loans and any other amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. With respect to the principal of the loans made pursuant to the Series A Credit Agreement and the Series B Credit Agreement, respectively, the default interest rate is equal to the current interest rate plus 2%.

The Required Lenders temporarily waived such default and this waiver expired on July 31, 2012. Although the Required Lenders under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have not taken any action to increase the interest rate under the Series A Credit Agreement and the Series B Credit Agreement, the Company is accruing for the additional 2.0% default interest.

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

10.	LEASING ACTIVITIES

Rental expense for equipment under operating leases for the year ended December 31, 2012, the 2011 part of the Successor Period, the 2011 part of the Predecessor Period and the year ended December 31, 2010 was approximately $742,423, $455,397, $90,167 and $391,575, respectively. All are cancelable within one year.

The Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of non-cancelable operating leases that expire in various years through 2017, and have options to extend at the tenant’s option. Rental income, which is included in other revenue, for the year ended December 31, 2012, the 2011 part of the Successor period, the 2011 part of the Predecessor period and the year ended December 31, 2010 were approximately $2,006,760, $1,636,410, $584,900 and $2,433,000, respectively.

At December 31, 2012, the Company had future minimum annual rental income due under non-cancelable operating leases as follows (in thousands):

2013	$1,550
2014	1,316
2015	887
2016	235
2017	9
Total	$3,997

Certain lease arrangements at the Riviera Las Vegas contain a buyout/liquidated damages provision. This provision provides that in the event of a major renovation or certain other events, the Company has the right, according to an agreed-upon formula, to buy out any remaining term of the lease by providing the tenant twelve months written notice.

11.	INCOME TAXES

Components of our benefit for income taxes from continued operations are as follows:

(In Thousands)	Successor		Predecessor
	January 1, 2012 Through December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011	Year Ended December 31, 2010

Federal	$-	$-	$-	$-
State	-	-	-	-
Total current	-	-	-	-
Federal	9,697	1,626	-	1,845
State	-	661	-	-
Total deferred	9,697	2,287	-	1,845
Benefit for income taxes	$9,697	$2,287	$-	$1,845

The effective income tax rate from continuing operations differs from the statutory US federal income tax rate as follows:

	Successor		Predecessor
	January 1, 2012 Through December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011	Year Ended December 31, 2010
Taxes at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax, net	-0.9%	3.4%	-4.0%	1.6%
Discontinued Operations	0.3%	8.4%	0.0%	7.1%
FICA credit	0.2%	2.5%	0.6%	0.7%
Other, net	-0.3%	-4.0%	14.8%	-3.8%
Deferred taxes - NOL	0.0%	-16.3%	0.0%	18.5%
Reorganization costs	0.0%	-3.1%	-22.5%	-6.3%
Goodwill Impairment	-15.4%	0.0%	0.0%	0.0%
Non-deductible interest	-2.2%	-20.7%	0.0%	0.0%
Valuation allowance	0.4%	6.6%	-23.9%	-45.7%
Benefit for income taxes	17.1%	11.8%	0.0%	7.1%

Under the accounting guidance, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset consisted of the following:

	Successor		Predecessor
(In Thousands)	2012	2011	2010
Deferred Tax Assets
Reserves and accruals	$1,556	$1,395	$1,258
Fair value of SWAP	-	-	7,972
Federal net operating loss carry forwards	24,181	26,232	39,545
State net operating loss carry forwards	-	858	766
AMT and other tax credits	2,664	2,897	3,758
Deferred Interest	381	-	-
Other	136	48	46
Total before valuation allowance	28,918	31,430	53,345
Valuation allowance	(13,481)	(13,682)	(47,893)
Total Deferred Tax Asset	15,437	17,748	5,452
Deferred Tax Liabilities
Prepaid expenses	(621)	(792)	(771)
Property and equipment	(35,417)	(34,757)	(4,681)
Intangibles	(1,833)	(4,633)	-
Total Deferred Tax Liability	(37,871)	(40,182)	(5,452)
Net Deferred Tax Liability	$(22,434)	$(22,434)	$-

We had U.S. net operating loss carry forwards in the amount of $114.3 million at December 31, 2012 and $120.1 million at December 31, 2011 that will expire in tax years ending 2013 through 2031.   Our AMT credits of $2.2 million have no expiration date.  Our other general business tax credits of $0.4 million at December 31, 2012 and $0.6 million at December 31, 2011 will expire in tax years ending 2029 through 2032.  Our net operating loss and general business credit carryforwards have been adjusted to reflect the sale of Riviera Black Hawk in 2012. Due to certain significant changes in ownership in prior years, the net operating losses and general business credits for December 31, 2012 have been adjusted on the balance sheet to reflect the amount that will be available for use under Internal Revenue Code of 1986, as amended, Sections 382 and 383.

We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with accounting guidance. This assessment included the evaluation of the reversal of temporary differences. As a result, we have concluded that it is more likely than not that the net deferred tax assets, excluding the deferred tax liability related to the step up in land recorded in fresh-start reporting, will not be realized and thus have provided an allowance for the net deferred tax asset balance. Our valuation allowance was $13.5 million at December 31, 2012 and $13.7 million at December 31, 2011.

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

12.	DISCONTINUED OPERATIONS

RBH is presented as a discontinued operation in the accompanying statement of operations for the Successor Period and the assets and liabilities have been reported as held for sale in the accompanying balance sheet through the date the transaction was completed, as discussed in Note 1. The sale of RBH closed on April 26, 2012.

Assets and liabilities of RBH are summarized as follows (in thousands):

December 31, 2011
Cash and cash equivalents	$5,936
Accounts receivable-net	200
Inventories	79
Prepaid expenses and other assets	516
Total current assets	6,731
Property and equipment, net	40,826
Goodwill	1,430
Intangible assets, net	7,015
Other assets, net	10
Total assets of discontinued operations held for sale	$56,012

Current portion of long-term debt	$45
Accounts payable	631
Accrued expenses	3,880
Total current liabilities	4,556
Capital Lease, net of current portion	26
Total liabilities of discontinued operations held for sale	$4,582

Operating results of discontinued operations are summarized as follows (in thousands):

	Successor		Predecessor
	January 1, 2012 Through	April 1, 2011 Through	January 1, 2011 Through	Year Ended
	December 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
Net revenues	$12,686	$29,523	$10,030	$39,821
Operating costs and expenses	11,137	25,008	8,352	34,702
Income from operations	1,549	4,515	1,678	5,119
Gain on Disposal	25,387	-	-	-
Income tax expense	(9,697)	(1,626)	-	(1,845)
Net income	$17,239	$2,889	$1,678	$3,274

13.	STOCKHOLDERS EQUITY (SUCCESSOR)

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of December 31, 2012.

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

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2012. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

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

The total value of unexercised Warrants is $7.7 million as of December 31, 2012.

14.	COMMITMENTS AND CONTINGENCIES

The Company is party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of December 31, 2012, the Company had no commitments or contingencies that are not already accounted for in the consolidated financial statements or disclosed in the accompanying Notes.

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

In January 2012, the Nevada Tax Commission upheld the decision of an Administrative Law Judge (“ALJ”) who ruled that complimentary meals provided to patrons and employees of a Nevada casino operator were retail sales subject to sales tax. The ruling of the ALJ further held that the use tax already paid on such items and sought as refunds should be credited against the sales tax due. Furthermore, the ALJ held that the Nevada Department of Taxation could not assess additional taxes, penalties or interest because its regulations and policies at the time only required the payment of use tax on such complimentary meals. The Company expects that the Nevada Tax Commission ruling will be appealed through the Nevada courts. As of December 31, 2012, the Company has not recorded a receivable associated with its $1.1 million refund claim.

On October 17, 2012, a Clark County District Court (the “Court”) overturned efforts by the Nevada Tax Commission to force casinos to pay sales taxes for free meals they provide to employees. However, the Court did agree with the Nevada Tax Commission that providing meals to players in casino loyalty clubs is a taxable event involving a transfer of value.  The Court stated “consideration” is involved because the casinos bargain with players by inducing them to gamble by offering free meals. But when it comes to free employee meals, there’s no bargaining for a transfer of value involved when casinos offer free meals to union and nonunion employees, as no casino employee has ever agreed to be taxed for receiving such meals. We expect that the ruling will be appealed to the Nevada Supreme Court.   We have a sales tax liability of $207,000 (of which $93,000 is associated with employee meals) covering the period of March 1 through December 31, 2012 for complimentary meals provided to customers and employees.

15.	EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFIT PLANS

Pension Plan Contributions — the Company contributes to multi-employer pension plans under various union agreements in Las Vegas to which the Company is a party. Contributions, based on wages paid to covered employees, were approximately $1,582,000, $1,715,000 and $1,482,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The status of pension plan funding for each of our collective bargaining unit employees is outlined in the table below:

						Funding Improvement	Company Contributions
						Plan (FP)/	(in thousands)
				Pension Protection		Rehabilitation	Year	Year	Year
		Employer		Act Zone Status		Plan (RP)	Ended	Ended	Ended
	Plan	Identification	Expiration	Plan Year	Plan Year	Pending/Implemented	December 31,	December 31,	December 31,
Pension Plan Legal Name	Number	Number	Date	2011	2010	(Yes or No)	2012	2011	2010
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	1	88-6016617	5/31/2012	Green	Green	No	$794	$814	$735
Nevada Resort Association — I.A.T.S.E. Local 720 Pension Trust	1	51-0144767	5/31/2012	Green	Red	No	83	43	36
Western Conference of Teamsters Pension Trust	1	91-0681009	3/31/2013	Green	Green	No	340	409	350
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	1	36-6052390	5/31/2011	Green	Green	No	238	251	222
Southwest Carpenters Joint Trust Fund	1	95-6042875	7/31/2011	Green	Green	No	51	105	88
National Electrical Benefit Fund	1	88-6023284	7/31/2015	Green	Green	No	13	18	11
International Painters and Allied Trades Industry Pension Fund	1	52-0853800	5/31/2013	Yellow	Yellow	Implemented-FP	63	68	31
American Federation of Musicians and Employers' Pension Fund	1	51-6120204	1/30/2013	Red	Red	Implemented RP	-	7	9
Total Contributions							$1,582	$1,715	$1,482

Profit Sharing and 401(k) Plans — the Company maintains profit sharing and 401(k) plans for employees of Riviera Las Vegas who are at least 21 years of age and who are not covered by a collective bargaining agreement; employees are eligible to participate in these plans after 90 days of service.

Effective January 1, 2009, the Company suspended the Company match to the 401(k) plan. As a result, the Company made no matching contributions for the years ended December 31, 2012, 2011 and 2010.

16.	REORGANIZATION ITEMS

Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations. The components of reorganization items are as follows (amounts in thousands):

	Successor		Predecessor
	Year Ended	April 1, 2011 Through	January 1, 2011 Through	Year Ended December 31,
	December 31, 2012	December 31, 2011	March 31, 2011	2010
Professional fees	$-	$-	$1,383	$3,770
Write-off of debt issuance costs	-	-	-	852
Total reorganization items	$-	$-	$1,383	$4,622

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

17.	GUARANTOR INFORMATION

The obligations under the Series A Credit Agreement and the Series B Credit Agreement are guaranteed by ROC. These guaranties are full, unconditional, and joint and several.

18.	LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income by the weighted number of common and common-equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. Such anti-dilutive options excluded from the calculation of diluted loss per share for the year ended December 31, 2010 were 204,000 based on the treasury method. For the Predecessor Period there were no dilutive options outstanding. Due to the net loss in the predecessor periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is presented as the same amounts as basic net loss per share.

19.	RELATED PARTY TRANSACTIONS

In the second quarter of 2012, the Company paid $120,000 of stockholder expense as a return of capital recorded through equity. Additionally, we reclassified $977,000 that was previously recorded as a receivable from a stockholder as a return of capital recorded through equity.

20.	SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2012 that required recognition or disclosure in the consolidated financial statements.

21.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table shows financial data for the periods indicated ($ in thousands except for share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Net Revenues	$20,861	21,010	18,278	16,210
Operating Loss	$(3,256)	(4,036)	(19,952)	(20,093)
Net Loss	$(4,837)	(2,482)	(19,669)	(19,878)
Basic loss per share	$(0.54)	(0.27)	(2.18)	(2.32)
Diluted loss per share	$(0.54)	(0.27)	(2.18)	(2.32)

2011
Net Revenues	$20,649	21,583	19,699	19,880
Operating Loss	$(2,535)	(5,457)	(5,729)	(4,169)
Net Loss	$81,124	(6,780)	(6,270)	(3,890)
Basic loss per share	$6.52	(0.79)	(0.69)	(0.43)
Diluted loss per share	$6.41	(0.79)	(0.69)	(0.43)

2010
Net Revenues	$20,508	22,062	18,360	18,405
Operating Loss	$(2,114)	(1,959)	(5,219)	(3,744)
Net Loss	$(6,017)	(5,913)	(7,852)	(6,180)
Basic loss per share	$(0.48)	(0.47)	(0.63)	(0.50)
Diluted loss per share	$(0.48)	(0.47)	(0.63)	(0.50)

