Form 10-Q
period 2013-03-31
RIVIERA HOLDINGS CORP
filed 2013-05-15
CIK 899647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 15, 2013, there were 10 voting common Class A Shares, par value $.001 per share, outstanding, and 9,039,035 non-voting common Class B Shares, par value $.001 per share, outstanding.

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

The results of operations for the periods presented are not necessarily indicative of the results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our Form 10-K.

The unaudited condensed consolidated financial statements of Riviera Holdings Corporation and subsidiaries for prior periods have been restated to reflect the treatment of Riviera Black Hawk, Inc. as a discontinued operation. The sale of Riviera Black Hawk, Inc. closed on April 26, 2012.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,126	$13,914
Restricted cash	60,610	62,610
Accounts receivable-net of allowances of $2,209 and $2,283, respectively	1,515	1,663
Inventories	452	471
Prepaid expenses and other assets	2,001	2,261
Deferred tax asset	273	273
Total current assets	74,977	81,192
PROPERTY AND EQUIPMENT-net	137,210	138,237
INTANGIBLE ASSETS-net	5,087	5,238
OTHER ASSETS-net	1,722	1,620
TOTAL	$218,996	$226,287

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$78,216	$76,873
Accounts payable	4,374	5,741
Accrued interest	1,790	1,426
Accrued expenses	7,169	7,251
Total current liabilities	91,549	91,291
LONG-TERM DEFERRED TAX LIABILITIES	22,707	22,707
Total liabilities	114,256	113,998

COMMITMENTS and CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
Successor:
PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at March 31, 2013 and December 31, 2012	-	-
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,039,035 issued and outstanding at March 31, 2013 and December 31, 2012)	9	9
WARRANTS ISSUED	7,657	7,657
ADDITIONAL PAID-IN CAPITAL	149,170	149,170
ACCUMULATED DEFICIT	(52,096)	(44,547)
Total stockholders' equity	104,740	112,289
TOTAL	$218,996	$226,287

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
REVENUES:
Casino	$6,304	$8,827
Rooms	6,818	9,057
Food and beverage	2,260	3,786
Entertainment	178	496
Other	931	907
Total revenues	16,491	23,073
Less-promotional allowances	(1,605)	(2,212)
Net revenues	14,886	20,861

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	4,855	6,339
Rooms	4,109	5,267
Food and beverage	1,968	2,885
Entertainment	196	600
Other	236	260
Other operating expenses:
Other general and administrative	6,410	6,864
Depreciation and amortization	1,996	1,902
Total costs and expenses	19,770	24,117
LOSS FROM OPERATIONS	(4,884)	(3,256)

OTHER (EXPENSE) INCOME:
Interest income and expense, net	(2,665)	(2,038)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(7,549)	(5,294)
Income tax benefit from continuing operations	-	457
LOSS FROM CONTINUING OPERATIONS	(7,549)	(4,837)
DISCONTINUED OPERATIONS
Income from discontinued operations	-	1,269
Income tax expense	-	(457)
Income from discontinued operations	-	812
NET LOSS	(7,549)	(4,025)
Other comprehensive (loss) income	-	-
TOTAL OTHER COMPREHENSIVE LOSS	$(7,549)	$(4,025)

NET LOSS PER SHARE DATA:
Basic
Loss from continuing operations	$(0.84)	$(0.54)
Income from discontinued operations	-	0.09
Net Loss, net	$(0.84)	$(0.45)
Diluted
Loss from continuing operations	$(0.84)	$(0.54)
Income from discontinued operations	-	0.09
Net Loss, net	$(0.84)	$(0.45)

Basic-weighted average common shares outstanding	9,039	9,039
Diluted-weighted average common and common equivalent shares	9,039	9,039

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES:
Net loss	$(7,549)	$(4,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,996	3,274
Provision for bad debts	(74)	99
Interest paid	45	11
Interest expense – payment in kind	1,343	849
Decrease in restricted cash	2,000	-
Changes in operating assets and liabilities:
Accounts receivable	222	(2,155)
Inventories	19	25
Prepaid expenses and other assets	112	108
Accounts payable	(1,367)	446
Accrued interest	364	-
Accrued expenses	(82)	153
Net cash used in operating activities	(2,971)	(1,215)

INVESTING ACTIVITIES:
Capital expenditures	(817)	(405)

FINANCING ACTIVITIES:
Payments on capitalized leases	-	(11)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,788)	(1,631)
Less Increase in cash from discontinued operations	-	99
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	13,914	20,762
CASH AND CASH EQUIVALENTS-END OF PERIOD	$10,126	$19,032

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Cash paid for interest	$914	$1,196

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

The Company operated its casino in Black Hawk, Colorado, which was owned through Riviera Black Hawk, Inc. (“RBH”), a wholly-owned subsidiary of ROC, from February 4, 2000 until its sale on April 26, 2012 as described below.

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

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

Casino operations are subject to extensive regulation in the states of Nevada and Colorado (applicable prior to RBH being sold on April 26, 2012) by agencies with jurisdiction over gaming activities and various other state and local regulatory agencies. Our management believes that the Company’s procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries. With the presentation of RBH as a discontinued operation (as discussed further in Note 2 and Note 7), the Company has one reporting segment. All material intercompany accounts and transactions have been eliminated.

In preparing the accompanying condensed consolidated financial statements, the Company’s management reviewed events that occurred from March 31, 2013 until the issuance of the financial statements.

Liquidity

The Company had $70.7 million in cash and cash equivalents (of which $60.6 million is restricted) as of March 31, 2013. Additionally, effective April 1, 2011, the Company generally has the ability to draw up to $10 million against its Working Capital Facility (as defined in Note 4). However, due to the default under the Series A Credit Agreement (as defined in Note 4) and the Series B Credit Agreement (as defined in Note 4), we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the default is cured or waived. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional capital, including additional equity financing, debt financing or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. We believe the Company does not have sufficient liquidity and capital resources to meet both debt service and normal course expenditures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We have concluded that it is more-likely-than-not that the net deferred tax assets, excluding the deferred tax liability related to the step-up in land recorded in fresh-start reporting will not be realized, and accordingly, we recorded a valuation allowance against our net deferred tax asset balance.  Deferred tax liabilities related to indefinite lived assets are not available to be considered as a future source of income for purposes of evaluating the recognition of deferred tax assets. Accordingly, a deferred tax liability related to the step-up in land was recognized on the Company’s balance sheet.

Due to the Company being subject to a valuation allowance, historically, the effective tax rate has been 0%. However, our effective tax rate from continuing operations for the three months ended March 31, 2013 and three months ended March 31, 2012 was 0% and 8.6%, respectively. Our effective tax rate for the three months ended March 31, 2012 was attributable to a tax benefit recorded in continuing operations related to income from discontinued operations. The Company believes it is reasonable to apply a full valuation allowance, offsetting the tax benefit that would otherwise be generated from a net operating loss during the three months ended March 31, 2013; since the Company has concluded there is substantial doubt about it continuing as a going concern. The deferred tax asset balances remain unchanged from December 31, 2012.

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

Restricted Cash

As of March 31, 2013, a security deposit in the amount of $225,000 remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

As of March 31, 2013, $58.1 million of the purchase price proceeds in the sale of RBH is being held in a segregated deposit account. These funds may only be invested, expended or used with the prior written consent of the Required Lenders and Required Revolving Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively).

As of March 31, 2013, $2.28 million of the purchase price in the sale of RBH was held by an unaffiliated escrow agent in an indemnity escrow account to secure the Company’s indemnification obligations under the Stock Purchase Agreement. The escrow agreement expired on April 26, 2013 and the entire balance was released to the Company and added to the RBH proceeds segregated deposit account.

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

Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company, and the discount rate uses the Company’s weighted-average cost of capital and market indicators of terminal year capitalization rates.  The implied fair value of goodwill is compared to the carrying value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of its assets and liabilities, and the amount remaining, if any, is the implied fair value of goodwill.  If the implied fair value of the goodwill is less than its carrying value, then it is written down to its implied fair value.

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

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for the Company).  The Company has adopted this guidance.

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

3. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Esimated life	As of March 31, 2013	As of December 31, 2012
	(years)	(unaudited)

Trade name	15	$2,400	$2,400
Customer lists	5	1,400	1,400
Software	15	2,500	2,500
Total intangible assets		6,300	6,300
Less accumulated amortization:
Trade name		(320)	(280)
Customer lists		(560)	(490)
Software		(333)	(292)
Total accumulated amortization		(1,213)	(1,062)
Intangible assets, net		$5,087	$5,238

In connection with the adoption of fresh-start reporting, the Company recognized $2.4 million in a trade name related to the Riviera name, which will be amortized on a straight-line basis over fifteen years. Customer lists were valued at $1.4 million, representing the value associated with our customers under our customer loyalty programs and are being amortized on a straight-line basis over five years. Other intangibles of $2.5 million include the value of software which is amortized on a straight-line basis over fifteen years.

Intangible assets related to the Company’s second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”), entered into in connection with the Company’s reorganization proceedings under the United States Bankruptcy Code that were consummated on April 1, 2011 (the “Substantial Consummation Date”), were valued using income and cost based methods as appropriate.  The Riviera trade name was valued based on the relief from royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to unrelated licensee and a discount rate.  The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates for similar assets to reach a 1% royalty rate.  The discount rate applied was 16%, based on the weighted average cost of capital of the properties benefiting from the trade name.  The value assigned to customer lists is based on the present value of future earnings using the replacement cost method based on internally developed estimates.

Amortization expense for the period ended March 31, 2013 for those assets amortized was $151,700.  Estimated annual amortization expense for the intangible assets of the Company for the years ending December 31, 2013 through 2015 is anticipated to be $0.6 million for each such year, $0.4 million for 2016, and $0.3 million for 2017.

4.	LONG TERM DEBT AND COMMITMENTS

Long Term Debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)

Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at March 31, 2013	$50,000	$50,000
Series B Term Loan, due April 1, 2019, interest at LIBOR plus 18% PIK, 20% at March 31, 2013	28,216	26,873
Total long term debt	78,216	76,873
Less current portion of long term debt	(78,216)	(76,873)
Total long term debt, net of current portion	$-	$-

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

Interest accrues at a LIBOR Rate (as defined in the Series A Credit Agreement) for a specified interest period (with a floor of 2.0%) plus a margin rate of 5.0% per annum or the Alternate Base Rate (as defined below) plus a margin rate of 4.0% per annum. Alternate base rate (“Alternate Base Rate”) interest is an alternate base rate equal to the highest of (i) the prime rate ( as defined in the Series A Credit Agreement), (ii) the Federal Funds Effective rate (as defined in the Series A Credit Agreement) in effect on such day plus 1/2 of 1.0% and (iii) the LIBOR Rate that would be payable on such day for LIBOR Rate Loan (as defined in the Series A Credit Agreement) with one month interest period plus 1.0%.

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

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of March 31, 2013, the Company was not in compliance with the financial covenants in, and in default under, the Series A Credit Agreement. The Required Lenders (as defined in the Series A Credit Agreement) temporarily waived such default and this waiver expired on July 31, 2012. Beginning on August 1, 2012 and continuing through the date of this report, the Company has been in default under the Series A Credit Agreement. The lenders and administrative agent under the Series A Credit Agreement have not taken any action to exercise any remedies under the Series A Credit Agreement.

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement. As such, the balance of the Series A Term Loan, as of March 31, 2013, has been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders (as defined in the Series A Credit Agreement) have the ability to increase the interest accruing on amounts owned under the Series A Credit Agreement. Different default interest rates would apply to the principal of the loans, the accrued but unpaid interest on the loans and any other amounts owed under the Series A Credit Agreement. With respect to the principal of the loans made pursuant to the Series A Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series A Credit Agreement have not taken any action to increase the interest rate under the Series A Credit Agreement, the Company is accruing for the additional 2.0% default interest.

The Company is currently in discussions with its Required Lenders (who also hold similar percentage equity interests in the Company) concerning new financial covenants and other amendments to the Series A Credit Agreement to resolve the existing default. There can be no assurance that the Company and its Required Lenders (in their dual capacity as debt holder and equity holder) will be successful in doing so or that such amendments will be on favorable terms to the Company.

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

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of March 31, 2013, the Company was not in compliance with the financial covenants in, and in default under, the Series B Credit Agreement. The Required Lenders (as defined in the Series B Credit Agreement) temporarily waived such default and this waiver expired on July 31, 2012. Beginning on August 1, 2012 and continuing through the date of this report, the Company has been in default under the Series B Credit Agreement; the lenders and administrative agent under the Series B Credit Agreement have not taken any action to exercise any remedies under the Series B Credit Agreement.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement. As such, the balance of the Series B Term Loan, as of March 31, 2013, has been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders (as defined in the Series B Credit Agreement) have the ability to increase the interest accruing on amounts owned under the Series B Credit Agreement. Different default interest rates would apply to the principal of the loan, the accrued but unpaid interest on the loan and any other amounts owed under the Series B Credit Agreement. With respect to the principal of the loan made pursuant to the Series B Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series A Credit Agreement have not taken any action to increase the interest rate under the Series A Credit Agreement, the Company is accruing for the additional 2.0% default interest.

The Company is currently in discussions with its Required Lenders (who also hold similar percentage equity interests in the Company) concerning new financial covenants and other amendments to the Series B Credit Agreement to resolve the existing default. There can be no assurance that the Company and its Required Lenders (in their dual capacity as debt holder and equity holder) will be successful in doing so or that such amendments will be on favorable terms to the Company.

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of March 31, 2013.

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

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2013. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

Warrants

In accordance with the Plan, creditors under our $245 million Credit Agreement, dated as of June 8, 2007 that ceased to be in effect on the Substantial Consummation Date, who elected to participate in the designated new money investment and Working Capital Facility received warrants exercisable into Class B Non-Voting Common Stock (the “Class B Warrants”) to purchase an aggregate of 950,000 shares of our Class B Non-Voting Common Stock.  The Class B Warrants do not have a stated term; the stated exercise price is $0.01 per exercise. The Company evaluated the Class B Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of 0.27% and 0.54% and implied discounts for lack of marketability of 20% and 25%, respectively. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for future holders of, or current stockholders viewed as having an indirect interest in, Class A Voting Common Stock held by Riviera Voteco, L.L.C. for accounting purposes, is $17.72 per share. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for holders of warrants exercisable into membership interests in Riviera Voteco, L.L.C. is $16.61 per share.

6. FAIR VALUE MEASUREMENT

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt owed under our Series A Credit Agreement and Series B Credit Agreement approximate carrying values due to the short maturity of these items.

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

As of March 31, 2013, the Company had no assets and/or liabilities required to be measured at fair value.

7. DISCONTINUED OPERATION

RBH is presented as a discontinued operation in the accompanying statement of operations through the date the transaction was completed, as discussed in Note 1. The sale of RBH closed on April 26, 2012.

Operating results of discontinued operations are summarized as follows (in thousands):

Three Months Ended
March 31, 2012
Net revenues	$10,013
Operating costs and expenses	8,744
Income from operations	1,269
Gain on disposal	-
Income tax expense	(457)
Net income	$812

8.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2013, the Company had no commitments or contingencies that are not already accounted for in the condensed consolidated financial statements or disclosed in the accompanying notes.

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

In addition to the above, we continuously strive to maximize the number of people who patronize Las Vegas but who are not guests in our hotel. We achieve this by capitalizing on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities. We are well situated for walk-in traffic on the Las Vegas Strip near several major properties, including the Circus Circus Las Vegas Resort and Casino, LVH (Las Vegas Hotel and Casino), Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects. While we benefit from our proximity to the aforementioned major properties, the dormant Resorts World Las Vegas (formerly known as Echelon) and Fontainebleau construction projects and the SLS Las Vegas property (formerly known as the Sahara Hotel & Casino) closed for renovation, have caused a major reduction in walk-in traffic. We anticipate that our walk-in traffic will be adversely impacted for the foreseeable future.

Results of Operations

Three Months Ended March 31, 2013 Compared to 2012

(In thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Percentage Increase (Decrease) 2013 vs 2012
Revenues
Casino	$6,304	$8,827	(28.6%)
Rooms	6,818	9,057	(24.7%)
Food and beverage	2,260	3,786	(40.3%)
Entertainment	178	496	(64.1%)
Other	931	907	2.6%
Total revenues	16,491	23,073	(28.5%)
Less-promotional allowances	(1,605)	(2,212)	(27.4%)
Net revenues	14,886	20,861	(28.6%)
Expenses
Casino	4,855	6,339	(23.4%)
Rooms	4,109	5,267	(22.0%)
Food and beverage	1,968	2,885	(31.8%)
Entertainment	196	600	(67.3%)
Other	236	260	(9.2%)
Other operating expenses:
Other general and administrative	6,410	6,864	(6.6%)
Depreciation and amortization	1,996	1,902	4.9%
Total expenses	19,770	24,117	(18.0%)
Loss from Operations	$(4,884)	$(3,256)	50.0%

Revenues

Net revenues for the three months ended March 31, 2013 were $14.9 million, a decrease of $6.0 million, or 28.6%, from $20.9 million for the comparable period in the prior year.

Casino revenues for the quarter ended March 31, 2013 were $6.3 million, a decrease of $2.5 million, or 28.6%, from $8.8 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenues were $6.0 million, down 27.3% compared to the comparable period in the prior year, and table game revenues were $1.1 million, a decrease of $0.7 million, or 38.5%, from $1.8 million. Taking into consideration the adjustment for promotional free play, the slot machine revenues actually decreased $2.0 million for this period year over year. Slot machine visitation was lower during 2013, with coin-in decreasing to $65.3 million for the quarter ended March 31, 2013 from $96.0 million in the prior year, while hold percentage increased to 8.3% from 7.9% the prior year. Table games volume substantially decreased due to the curtailment of our strategy to target gamers that prefer Craps and Baccarat along with traditionally Asian style games, along with our decision to reduce casino credit risk based on collection experience. Table game drop was $8.5 million for the quarter ended March 31, 2013, compared to $22.1 million in the prior year; however, hold percentage increased to 12.3% from 7.9%.

Room revenues for the quarter ended March 31, 2013 were 24.7% lower than the prior year period. The decrease in room revenues was seen in all channels, but primarily in the wholesale channel. Occupancy decreased to 50.6% for the quarter ended March 31, 2013 from 80.2% in the prior year period based on comparative room inventory of 2,075 rooms. Our average daily room rate increased $12.27 in all channels. Room revenues included $0.8 million and $1.0 million related to rooms provided to casino guests on a complimentary basis for each of the quarters ended March 31, 2013 and 2012. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the quarter ended March 31, 2013 declined 40.3% from the prior year period. The decrease was due primarily to lower hotel occupancy and gaming visitation. We implemented selective reduction of hours of operation and closure of outlets during low occupancy dates. Food and beverage revenues included $0.7 million and $1.0 million related to food and beverage provided to casino guests on a complimentary basis for the quarters ended March 31, 2013 and 2012, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the quarter ended March 31, 2013 decreased 64.1% from the prior year period. The decrease in entertainment revenues is primarily due to new contracts that have a revenue share with producers of the show versus contracted entertainment expense payments. Adjusting for this change, entertainment revenues increased by 50.0%. Entertainment revenues included less than $0.1 million in revenues related to show tickets offered to guests on a complimentary basis for the quarters ended March 31, 2013 and 2012. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the quarter ended March 31, 2013 increased 2.6% from the prior year period. The increase in other revenues was primarily due to a litigation settlement payment received, which was partially reduced by a decline in retail sales and ATM revenue related to lower hotel occupancy and gaming play. Additionally, there was no revenue from the business center this year, as it was closed in May 2012, with the space being leased to the UPS Store, which offset the lost revenues and related additional expenses of self-operating.

Promotional allowances were $1.6 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our decreased gaming play as well as efforts to focus complimentaries on our best customers.

Costs and Expenses

Costs and expenses for the quarter ended March 31, 2013 were $19.8 million, a decrease of $4.3 million, or 18.0%, from $24.1 million for the comparable period in the prior year.

Casino costs and expenses for the quarter ended March 31, 2013 decreased 23.4% from the prior year period. The decrease in casino expenses was primarily due to a reduction in staffing due to lower gaming volumes. Promotional expenses decreased as a result of lower redemptions/visitation.

Room department costs and expenses for the quarter ended March 31, 2013 decreased 22.0% from the prior year period. The decrease in room expenses was primarily due to a reduction in staffing and other expenses related to the lower hotel occupancy.

Food and beverage costs and expenses for the quarter ended March 31, 2013 decreased 31.8% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for the quarter ended March 31, 2013 decreased 67.3% as we reduced contract payments to entertainers based on revenue share agreements for new shows

Other operating costs and expenses, excluding depreciation and amortization, decreased as a result of non-recurring costs in 2012 associated with the sale of RBH, a decrease in marketing and advertising spend in 2013, a decline in energy costs related to lighting retrofits throughout the property and lower occupancy in 2013, and a decrease in staffing in property operations in 2013 due to lower occupancy.

Loss from Operations

Loss from Operations for the three months ended March 31, 2013 and 2012 were $4.9 million and $3.3 million, respectively.

Discontinued Operation

On September 29, 2011, we entered into the Stock Purchase Agreement to sell our Black Hawk Colorado operation. We have reflected the operation as a discontinued operation through the sale completion date of April 26, 2012.

Liquidity and Capital Resources as of March 31, 2013

Our independent registered public accounting firm included an explanatory paragraph in its audit report contained in our Form 10-K for the year ended December 31, 2012 that expresses doubt as to our ability to continue as a going concern. We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Liquidity

The Company had $70.7 million in cash and cash equivalents (of which $60.6 million is restricted) as of March 31, 2013. Additionally, effective April 1, 2011, the Company generally has the ability to draw up to $10 million against its Working Capital Facility. However, due to the default under the Series A Credit Agreement and the Series B Credit Agreement described in Part II, Item 3 of this Form 10-Q, we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the default is cured or waived. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional capital, including additional equity financing, debt financing or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. We believe that the Company does not have sufficient liquidity and capital resources to meet debt service and normal course expenditures.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2013:

	Payments Due by Period (In thousands)
Contractual Obligations		less than 1 year	1 to 3 years	4 to 5 years	more than 5 years
Operating Leases	$53	$53	$-	$-	$-
Capital Leases	443	102	221	111	9
Maturities of Borrowings Under Credit Facility (Note 6)	78,216	78,216	-	-	-
Purchase Obligations	708	708	-	-	-
Total Contractual Cash Obligations	$79,420	$79,079	$221	$111	$9

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, we have no off-balance sheet arrangements.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2012. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. During the three months ended March 31, 2013, there were no significant changes other than those described in this Form 10-Q, from the critical accounting policies described in our Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of March 31, 2013, we had $78.2 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the credit agreements. As of March 31, 2013, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.8 million per year.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2012, and the additional risk factors below.

As a result of existing default under our credit facilities, if the interest rate we pay thereunder is increased or the amounts outstanding thereunder are accelerated, our available cash, results from operations and ability to conduct business operations will be negatively affected.

As of March 31, 2013, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement. As a result, the interest rate we pay on amounts outstanding thereunder may increase. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and requires us to repay such amounts immediately. In the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, including additional equity financing, debt financing or capital contributions from stockholders, if available to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Failure to secure any necessary additional financing would have a material adverse affect on our operations and ability to continue as a going concern. Any additional equity financing may result in substantial dilution to our then existing stockholders.

If we are required to impair our other amortizable intangible assets, our financial condition and results of operations would be adversely affected.

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

Forward-Looking Statements

Throughout this Form 10-Q, we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this Form 10-Q will happen as described or that any positive trends referred to in this Form 10-Q will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this Form 10-Q thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	our limited operating history;

•	our inability to generate positive cash flow could prevent us from funding operations and servicing our debt obligations;

•	negative effects of our recent reorganization proceedings under the United States Bankruptcy Code on our image;

•	risks associated with successor liability and liabilities arising before the Substantial Consummation Date not provided for in the Plan;

•	the effects of disruption in the credit markets and its effects on the global and national economic conditions;

•	competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions;

•	risks related to geographic market concentration;

•	loss of management and key personnel;

•	changes or developments in laws, regulations or taxes in the gaming industry, specifically in Nevada where initiatives have been proposed to raise the gaming tax;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	adverse effects of factors that are beyond our control;

•	uninsured losses or losses that are not adequately covered by insurance;

•	costs and liabilities associated with litigation;

•	the consequences of concerns associated with wars, terrorism and homeland security;

•	labor disputes and work stoppages;

•	volatility in our hold percentage;

•	the availability of additional capital to support capital improvements and development;

•	the loss on technological services and electrical power;

•	the loss in value of the Riviera brand;

•	our inability to protect our brands;

•	adverse effects from climate change, climate change regulations and greenhouse gas effects;

•	costs associated with legal claims and litigation related to the alleged effect of our operations on climate change;

•	adverse consequences from data breaches and other cyber security related risks;

•	the availability and adequacy of our cash flow to meet our capital requirements, including payment of amounts due under our credit agreements, and our inability to raise additional capital if needed;

•	adverse consequences of interest rate fluctuations;

•	restrictions imposed by the terms of our indebtedness and our ability to meet the affirmative and negative covenants set forth in our credit agreements, and

•	adverse consequences from our current default under our credit facilities, such as the imposition of default interest rate or acceleration of the amounts outstanding thereunder.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Item 3. Defaults Upon Senior Securities

As of March 31, 2013, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement for failure to satisfy the financial covenant that neither the Credit Parties (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) nor any Subsidiary (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) permit the Consolidated Interest Coverage Ratio (as defined and calculated as set forth in the Series A Credit Agreement and the Series B Credit Agreement, respectively) to be less than 1:00 to 1:00 for the quarter ended March 31, 2013.

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

The Company is currently in discussions with its Required Lenders (who also hold similar percentage equity interests in the Company) concerning new financial covenants and other amendments to the Series A Credit Agreement and the Series B Credit Agreement to resolve the existing default. There can be no assurance that the Company and its Required Lenders (in their dual capacity as debt holder and equity holder) will be successful in doing so or that such amendments will be on favorable terms to the Company.

Item 6. Exhibits

See list of exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

Date: May 15, 2013	By:	/s/ Andy Choy
Chief Executive Officer (Authorized Officer)

Date: May 15, 2013	By:	/s/ Paul Roshetko
Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibits

Exhibit No.:	Description:
31.1*	Certification of Andy Choy, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul Roshetko, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Andy Choy, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Paul Roshetko, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

