Form 10-Q
period 2013-06-30
RIVIERA HOLDINGS CORP
filed 2013-08-14
CIK 899647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(702) 734-5110
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 14, 2013, there were 10 voting common Class A Shares, par value $.001 per share, outstanding, and 9,039,035 non-voting common Class B Shares, par value $.001 per share, outstanding.

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

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$27,076	$13,914
Restricted cash	39,110	62,610
Accounts receivable-net of allowances of $667 and $2,283, respectively	1,586	1,663
Inventories	491	471
Prepaid expenses and other assets	2,192	2,261
Deferred tax asset	273	273
Total current assets	70,728	81,192
PROPERTY AND EQUIPMENT-net	136,469	138,237
INTANGIBLE ASSETS-net	4,935	5,238
OTHER ASSETS-net	1,703	1,620
TOTAL	$213,835	$226,287

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$79,643	$76,873
Accounts payable	4,919	5,741
Accrued interest	2,196	1,426
Accrued expenses	7,006	7,251
Total current liabilities	93,764	91,291
LONG-TERM DEFERRED TAX LIABILITIES	22,707	22,707
Total liabilities	116,471	113,998

COMMITMENTS and CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:

PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	-	-
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,039,035 issued and outstanding at June 30, 2013 and December 31, 2012)	9	9
WARRANTS ISSUED	7,657	7,657
ADDITIONAL PAID-IN CAPITAL	149,170	149,170
ACCUMULATED DEFICIT	(59,472)	(44,547)
Total stockholders' equity	97,364	112,289
TOTAL	$213,835	$226,287

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES:
Casino	$6,627	$9,570	$12,931	$18,397
Rooms	7,276	9,314	14,094	18,369
Food and beverage	2,552	3,382	4,812	7,168
Entertainment	198	220	376	716
Other	720	867	1,651	1,774
Total revenues	17,373	23,353	33,864	46,424
Less-promotional allowances	(1,659)	(2,343)	(3,264)	(4,554)
Net revenues	15,714	21,010	30,600	41,870

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	4,301	7,287	9,156	13,626
Rooms	4,392	5,642	8,501	10,909
Food and beverage	2,455	2,695	4,423	5,580
Entertainment	196	305	392	904
Other	257	312	493	572
Other operating expenses:
Other general and administrative	7,206	6,844	13,616	13,708
Depreciation and amortization	1,511	1,961	3,507	3,863
Total costs and expenses	20,318	25,046	40,088	49,162
LOSS FROM OPERATIONS	(4,604)	(4,036)	(9,488)	(7,292)

OTHER (EXPENSE) INCOME:
Interest income and expense, net	(2,772)	(2,111)	(5,437)	(4,149)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(7,376)	(6,147)	(14,925)	(11,441)
Income tax benefit from continuing operations	-	3,665	-	4,122
LOSS FROM CONTINUING OPERATIONS	(7,376)	(2,482)	(14,925)	(7,319)
DISCONTINUED OPERATIONS
Income from discontinued operations	-	22,364	-	23,633
Income tax expense	-	(8,058)	-	(8,515)
Income from discontinued operations	-	14,306	-	15,118
NET (LOSS) INCOME	(7,376)	11,824	(14,925)	7,799
Other comprehensive (loss) income	-	-	-	-
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(7,376)	$11,824	$(14,925)	$7,799

NET LOSS PER SHARE DATA:
Basic
Loss from continuing operations	$(0.82)	$(0.27)	$(1.65)	$(0.81)
Income from discontinued operations	-	1.58	-	1.67
Net (Loss) Income, net	$(0.82)	$1.31	$(1.65)	$0.86
Diluted
Loss from continuing operations	$(0.82)	$(0.27)	$(1.65)	$(0.81)
Income from discontinued operations	-	1.58	-	1.67
Net (Loss) Income, net	$(0.82)	$1.31	$(1.65)	$0.86

Basic-weighted average common shares outstanding	9,039	9,039	9,039	9,039
Diluted-weighted average common and common equivalent shares	9,039	9,039	9,039	9,039

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES:
Net (loss) income	$(14,925)	$7,799
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,507	3,863
(Benefit) provision for bad debts	(1,616)	481
Gain on sale of Black Hawk	-	(22,084)
Interest paid	90	56
Interest expense – payment in kind	2,770	1,943
Decrease (increase) in restricted cash	23,500	(63,605)
Changes in operating assets and liabilities:
Accounts receivable	1,693	(1,812)
Inventories	(20)	17
Prepaid expenses and other assets	(104)	(600)
Accounts payable	(822)	(92)
Accrued interest	770	70
Income taxes payable	-	4,393
Accrued expenses	(245)	(480)
Net cash (used in) provided by operating activities	14,598	(70,051)

INVESTING ACTIVITIES:
Capital expenditures	(1,436)	(4,123)
Net proceeds from Black Hawk sale	-	70,018
Distribution to stockholders	-	(120)
Net cash (used in) provided by investing activities	(1,436)	65,775

FINANCING ACTIVITIES:
Payments on capitalized leases	-	(14)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,162	(4,290)
Less cash from discontinued operations	-	(5,936)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	13,914	20,762
CASH AND CASH EQUIVALENTS-END OF PERIOD	$27,076	$22,408

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Cash paid for interest	$1,807	$2,100

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

On June 21, 2013, RHC and ROC, jointly, entered into a Resort Management Agreement with Paragon Riviera LLC (“Paragon”). Pursuant to the agreement, the Company engaged Paragon to provide oversight of the executive level management at the Riviera Las Vegas. Paragon will also provide financial, marketing, business and organizational strategy services. The term of the Agreement is two years from the date of execution, unless earlier terminated in accordance with its terms and conditions.

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

In preparing the accompanying condensed consolidated financial statements, the Company’s management reviewed events that occurred from June 30, 2013 until the issuance of the financial statements.

Liquidity

The Company had $66.2 million in cash and cash equivalents (of which $39.1 million is restricted) as of June 30, 2013. Additionally, effective April 1, 2011, the Company has a $10 million Working Capital Facility (as defined in Note 4). However, due to the default under the Series A Credit Agreement (as defined in Note 4) and the Series B Credit Agreement (as defined in Note 4), we do not currently have the ability to draw any funds under the Working Capital Facility until such time as the default is cured or waived. The lenders under our Series A Credit Agreement and our Series B Credit Agreement also hold 100% of our Class B Non-Voting Common Stock (as defined in Note 5). As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional cash, which may include the issuance of additional equity, debt financing and/or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. If repayment of the indebtedness under our Series A Credit Agreement and Series B Credit Agreement were accelerated, we do not believe the Company has sufficient liquidity and capital resources to meet both debt service and normal course expenditures.

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

We have concluded that it is more-likely-than-not that the net deferred tax assets, excluding the deferred tax liability related to the step-up in land recorded in connection with the adoption of fresh-start reporting on the Substantial Consummation Date (as defined in Note 4), will not be realized, and accordingly, we recorded a valuation allowance against our net deferred tax asset balance.  Deferred tax liabilities related to indefinite lived assets are not available to be considered as a future source of income for purposes of evaluating the recognition of deferred tax assets. Accordingly, a deferred tax liability related to the step-up in land was recognized on the Company’s balance sheet.

Due to the Company being subject to a valuation allowance, historically, the effective tax rate has been 0%. Our effective tax rate from continuing operations for the three and six months ended June 30, 2013 was 0%. However, our effective tax rate from continuing operations for the three and six months ended June 30, 2012 was 59.6% and 36.0%, respectively. Our effective tax rate for the three and six months ended June 30, 2012 was attributable to a tax benefit recorded in continuing operations related to income from discontinued operations. The Company believes it is reasonable to apply a full valuation allowance, offsetting the tax benefit that would otherwise be generated from a net operating loss during the six months ended June 30, 2013; because the Company has concluded there is substantial doubt about it continuing as a going concern, as described in Part I, Item 2 of this Form 10-Q . The deferred tax asset balances remain unchanged from December 31, 2012.

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

Our income tax returns are subject to examination by the Internal Revenue Service and other tax authorities in the locations where we operate.  The statute of limitations varies by jurisdiction.  Generally, because the Company has losses from prior years, the statute of limitations remains open until the statute of limitations for the tax year in which the losses are utilized expires.

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

Restricted Cash

As of June 30, 2013, a security deposit in the amount of $225,000 remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

As of June 30, 2013, $38.9 million of the purchase price proceeds in the sale of RBH is being held in a segregated deposit account. These funds may only be invested, expended or used with the prior written consent of the Required Lenders and Required Revolving Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively).

Intangible Assets

Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

Inherent in the reviews of the carrying amounts of intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

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

3. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Esimated life (years)	As of June 30, 2013 (unaudited)	As of December 31, 2012

Trade name	15	$2,400	$2,400
Customer lists	5	1,400	1,400
Software	15	2,500	2,500
Total intangible assets		6,300	6,300
Less accumulated amortization:
Trade name		(360)	(280)
Customer lists		(630)	(490)
Software		(375)	(292)
Total accumulated amortization		(1,365)	(1,062)
Intangible assets, net		$4,935	$5,238

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

Amortization expense for the period ended June 30, 2013 for those assets amortized was $303,300.  Estimated annual amortization expense for the intangible assets of the Company for the years ending December 31, 2013 through 2015 is anticipated to be $0.6 million for each such year, $0.4 million for 2016, and $0.3 million for 2017.

4.	LONG TERM DEBT AND COMMITMENTS

Long Term Debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at June 30, 2013	$50,000	$50,000
Series B Term Loan, due April 1, 2019, interest at LIBOR plus 18% PIK, 20% at June 30, 2013	29,643	26,873
Total long term debt	79,643	76,873
Less current portion of long term debt	(79,643)	(76,873)
Total long term debt, net of current portion	$-	$-

Series A Credit Agreement

On April 1, 2011, pursuant to the Company’s second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”), entered into in connection with the Company’s reorganization proceedings under the United States Bankruptcy Code that were consummated on April 1, 2011 (the “Substantial Consummation Date”), RHC entered into a first lien credit agreement (the “Series A Credit Agreement”) with ROC and RBH, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders from time to time party thereto. The Series A Credit Agreement provides for initial aggregate lender commitments of $60 million, including a $50 million term loan facility (the “Series A Term Loan”) and a $10 million revolving loan (the “Working Capital Facility”). The Working Capital Facility provides for a letter of credit facility and a swingline loan facility with sublimits of $5 million and $2 million, respectively. The Series A Credit Agreement has a maturity date of April 1, 2016. Availability of the revolving loans under the Working Capital Facility is subject to certain conditions provided for in the Series A Credit Agreement. The proceeds of extensions of credit under the Series A Credit Agreement can be used by RHC for working capital and other general corporate purposes.

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

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of June 30, 2013, the Company was not in compliance with the financial covenants in, and in default under, the Series A Credit Agreement. The Required Lenders (as defined in the Series A Credit Agreement) temporarily waived such default and this waiver expired on July 31, 2012. Beginning on August 1, 2012 and continuing through the date of this report, the Company has been in default under the Series A Credit Agreement. The lenders and administrative agent under the Series A Credit Agreement have not taken any action to exercise any remedies under the Series A Credit Agreement.

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement. As such, the balance of the Series A Term Loan, as of June 30, 2013, has been classified as a current obligation.

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

The Company is currently in discussions with the Required Lenders (who also hold similar percentage equity interests in the Company) concerning new financial covenants and other amendments to the Series A Credit Agreement to resolve the existing default. There can be no assurance that the Company and its Required Lenders (in their dual capacity as debt holder and equity holder) will be successful in doing so or that such amendments will be on favorable terms to the Company.

Series B Credit Agreement

On April 1, 2011, pursuant to the Plan, RHC also entered into a second lien credit agreement (the “Series B Credit Agreement”) with ROC and RBH, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders from time to time party thereto. The Series B Credit Agreement provides for, and governs the terms of, a $20 million term loan facility (the “Series B Term Loan”).

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

RHC is required to pay a customary fee to the administrative agent. The obligations under the Series B Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series B Credit Agreement) pursuant to the terms of the Series B Credit Agreement and are secured by (i) a first priority security interest on Series B Term Loan Controlled Account and (ii) a second priority security interest on substantially all of RHC's and its Domestic Subsidiaries’ other assets. On April 26, 2012, the Required Lenders (as defined in the Series B Credit Agreement) released the security interest in RBH and RBH’s assets so that the sale of RBH could be completed. The proceeds from the sale are segregated as required by the Required Lenders (as defined in the Series B Credit Agreement).

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. As of June 30, 2013, the Company was not in compliance with the financial covenants in, and in default under, the Series B Credit Agreement. The Required Lenders (as defined in the Series B Credit Agreement) temporarily waived such default and this waiver expired on July 31, 2012. Beginning on August 1, 2012 and continuing through the date of this report, the Company has been in default under the Series B Credit Agreement; the lenders and administrative agent under the Series B Credit Agreement have not taken any action to exercise any remedies under the Series B Credit Agreement.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement. As such, the balance of the Series B Term Loan, as of June 30, 2013, has been classified as a current obligation.

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

The Company is currently in discussions with the Required Lenders (who also hold similar percentage equity interests in the Company) concerning new financial covenants and other amendments to the Series B Credit Agreement to resolve the existing default. There can be no assurance that the Company and its Required Lenders (in their dual capacity as debt holder and equity holder) will be successful in doing so or that such amendments will be on favorable terms to the Company.

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of June 30, 2013.

The Company, Riviera Voteco, L.L.C. (“Voteco”), the stockholder holding 100% of the Class A Voting Common Stock, and certain stockholders holding a majority of the Class B Non-Voting Common Stock entered into a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement, among other things, contemplates an agreed composition of the Company’s Board of Directors and prohibits the transfer of the Class A Voting Common Stock and Class B Non-Voting Common Stock unless Voteco determines that such transfer is not to a person who is a competitor of, or otherwise adverse to, the Company, and the Company is reasonably satisfied that such transfer will comply with certain requirements relating to securities, regulatory and other specified laws. Any purported transfer of the Class A Voting Common Stock and Class B Non-Voting Common Stock will be null and void if not made in compliance with all applicable gaming laws and following receipt of all required gaming approvals. The Stockholders Agreement also subjects transfers of Class B Non-Voting Common Stock, other than to certain affiliated transferees, to specified tag-along rights, drag-along rights, and a right of first offer. In addition, the Stockholders Agreement contains agreements among the parties with respect to certain governance matters, including director appointment and board observer rights and restrictions on the issuance of shares of Class A Voting Common Stock, Class B Non-Voting Common Stock and other equity securities of the Company or other rights convertible into or to acquire such securities, restrictions on distributions, repurchases and pledges of Class B Non-Voting Common Stock, registration rights with respect to holders of Class B Non-Voting Common Stock, rights to indemnification and contribution and provisions related to conflicts of interests and transactions with affiliates.

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2013. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

Warrants

Creditors under our $245 million Credit Agreement, dated June 8, 2007 that ceased to be in effect on April 1, 2011 upon consummation of the bankruptcy plan, who elected to participate in the designated new money investment and Working Capital Facility received warrants exercisable into Class B Non-Voting Common Stock (the “Class B Warrants”) to purchase an aggregate of 950,000 shares of our Class B Non-Voting Common Stock.  The Class B Warrants do not have a stated term; the stated exercise price is $0.01 per exercise. The Company evaluated the Class B Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of 0.27% and 0.54% and implied discounts for lack of marketability of 20% and 25%, respectively. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for future holders of, or current stockholders viewed as having an indirect interest in, Class A Voting Common Stock held by Riviera Voteco, L.L.C. for accounting purposes, is $17.72 per share. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for holders of warrants exercisable into membership interests in Riviera Voteco, L.L.C. is $16.61 per share.

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

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company’s long-term debt compared with its carrying value (amounts in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)

Aggregate carrying amount, Series A Term Loan	$50,000	$50,000
Aggregate carrying amount, Series B Term Loan	29,643	26,873
Total aggregate carrying amount	$79,643	$76,873

Aggregate fair value, Series A Term Loan	$45,000	$45,000
Aggregate fair value, Series B Term Loan	23,714	21,498
Total aggregate fair value	$68,714	$66,498

The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

7. DISCONTINUED OPERATION

RBH is presented as a discontinued operation in the accompanying statement of operations through the date the transaction was completed, as discussed in Note 1. The sale of RBH closed on April 26, 2012.

Operating results of discontinued operations are summarized as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Net revenues	$-	$-	$2,673	$12,686
Operating costs and expenses	-	-	2,393	11,137
Income from operations	-	-	280	1,549
Gain on disposal	-	-	22,084	22,084
Income tax expense	-	-	(8,058)	(8,515)
Net income	$-	$-	$14,306	$15,118

8.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2013, the Company had no commitments or contingencies that are not already accounted for in the condensed consolidated financial statements or disclosed in the accompanying notes.

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

Our primary marketing focus in Las Vegas is to maximize gaming revenues and grow revenue per available room, or RevPar. To maximize gaming revenues, we market directly to members of our Club Riviera utilizing customized mail offerings and special promotions to entice players to visit and game at the property. We frequently use complimentary room, food and beverage and entertainment products to increase player visits and gaming revenues. We also use various promotions to entice hotel guests that are not members of Club Riviera to join Club Riviera and game at the property. To grow RevPar, we are leveraging our refreshed hotel rooms and significant convention space to entice meeting planners and convention coordinators to choose Riviera Las Vegas for their events. Moreover, we are showcasing our hotel room product to grow our tour and travel and internet sales.

In addition to the above, we continuously strive to maximize the number of people who patronize Las Vegas but who are not guests in our hotel. We achieve this by capitalizing on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities. We are well situated for walk-in traffic on the Las Vegas Strip near several major properties, including the Circus Circus Las Vegas Resort and Casino, LVH (Las Vegas Hotel and Casino), Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects. While we benefit from our proximity to the aforementioned major properties, the dormant Resorts World Las Vegas (formerly known as Echelon) and Fontainebleau construction projects, along with the SLS Las Vegas property (formerly known as the Sahara Hotel & Casino) closed for renovation, have caused a major reduction in walk-in traffic. We anticipate that our walk-in traffic will be adversely impacted for the foreseeable future.

Results of Operations

Three Months Ended June 30, 2013 Compared to 2012 (unaudited)

			Percentage
(In thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease) 2013 vs 2012
Revenues
Casino	$6,627	$9,570	(30.8%)
Rooms	7,276	9,314	(21.9%)
Food and beverage	2,552	3,382	(24.5%)
Entertainment	198	220	(10.0%)
Other	720	867	(17.0%)
Total revenues	17,373	23,353	(25.6%)
Less-promotional allowances	(1,659)	(2,343)	(29.2%)
Net revenues	15,714	21,010	(25.2%)
Expenses
Casino	4,301	7,287	(41.0%)
Rooms	4,392	5,642	(22.2%)
Food and beverage	2,455	2,695	(8.9%)
Entertainment	196	305	(35.7%)
Other	257	312	(17.6%)
Other operating expenses:
Other general and administrative	7,206	6,844	5.3%
Depreciation and amortization	1,511	1,961	(22.9%)
Total expenses	20,318	25,046	(18.9%)
Loss from Operations	$(4,604)	$(4,036)	14.1%

Revenues

Net revenues for the three months ended June 30, 2013 were $15.7 million, a decrease of $5.3 million, or 25.2%, from $21.0 million for the comparable period in the prior year.

Casino revenues for the quarter ended June 30, 2013 were $6.6 million, a decrease of $3.0 million, or 30.8%, from $9.6 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenues were $5.4 million, down 36.5% compared to the comparable period in the prior year, and table game revenues were $1.4 million, a decrease of $0.9 million, or 39.4%, from $2.3 million. Taking into consideration the adjustment for promotional free play, the slot machine revenues actually decreased $2.0 million for this period year over year. Slot machine visitation was lower during 2013, with coin-in decreasing to $69.1 million for the quarter ended June 30, 2013 from $105.4 million in the prior year, while hold percentage decreased to 7.9% from 8.1% the prior year. Table games volume substantially decreased due to the curtailment of our strategy to target gamers that prefer Craps and Baccarat along with traditionally Asian style games, along with our decision to reduce casino credit risk based on collection experience. Table game drop was $8.9 million for the quarter ended June 30, 2013, compared to $20.1 million in the prior year; however, hold percentage increased to 15.7% from 11.6%.

Room revenues for the quarter ended June 30, 2013 were 21.9% lower than the prior year period. The decrease in room revenues was seen in all channels, but primarily in the wholesale and group business channels. Occupancy decreased to 55.3% for the quarter ended June 30, 2013 from 81.3% in the prior year period based on comparative room inventory of 2,075 rooms. Our average daily room rate increased $9.03 across all channels. Room revenues included $1.0 million and $1.1 million related to rooms provided to casino guests on a complimentary basis for each of the quarters ended June 30, 2013 and 2012. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the quarter ended June 30, 2013 declined 24.5% from the prior year period. The decrease was due primarily to lower hotel occupancy and gaming visitation. We implemented selective reduction of hours of operation and closure of outlets during low occupancy dates. Food and beverage revenues included $0.6 million and $1.0 million related to food and beverage provided to casino guests on a complimentary basis for the quarters ended June 30, 2013 and 2012, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the quarter ended June 30, 2013 decreased 10.0% from the prior year period. The decrease in entertainment revenues is primarily due to shows in 2012 that did not perform in 2013, specifically Icons of Comedy, Andrew Dice Clay and LaCage, and also a result of using new contracts having a revenue share with producers of the show versus contracted entertainment expense payments. Adjusting for this change, entertainment revenues increased by 35.7%. Entertainment revenues included $34 thousand and $0.1 million in revenues related to show tickets offered to guests on a complimentary basis for the quarters ended June 30, 2013 and 2012, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the quarter ended June 30, 2013 decreased 17.0% from the prior year period. The decrease in other revenues was primarily due to declines in retail sales, tenant rents related to the termination of the Queen Victoria Pub lease in May 2013, and ATM revenue related to lower hotel occupancy and gaming play. Miscellaneous income was recognized in 2012 related to the adjustment of certain contingent liabilities. Additionally, there was no revenue from the business center this year, as it was closed in May 2012, with the space being leased to the UPS Store, which offset the lost revenues and related additional expenses of self-operating.

Promotional allowances were $1.7 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our decreased gaming play as well as efforts to focus complimentaries on our best customers.

Costs and Expenses

Costs and expenses for the quarter ended June 30, 2013 were $20.3 million, a decrease of $4.7 million, or 18.9%, from $25.0 million for the comparable period in the prior year.

Casino costs and expenses for the quarter ended June 30, 2013 decreased 41.0% from the prior year period. The decrease in casino expenses was primarily due to a reduction in staffing due to lower gaming volumes. Promotional expenses decreased as a result of lower redemptions/visitation and the bad debt reserve decreased related to the decrease in exposure related to credit issuance.

Room department costs and expenses for the quarter ended June 30, 2013 decreased 22.2% from the prior year period. The decrease in room expenses was primarily due to a reduction in staffing and other expenses related to the lower hotel occupancy.

Food and beverage costs and expenses for the quarter ended June 30, 2013 decreased 8.9% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for the quarter ended June 30, 2013 decreased 35.7% as we reduced contract payments to entertainers due to reduction of entertainment provided in the LeBistro Lounge and the elimination of some shows, in addition to revenue share agreements for shows.

Other operating costs and expenses, excluding depreciation and amortization, increased as a result of corporate professional services incurred.

Loss from Operations

Loss from Operations for the three months ended June 30, 2013 and 2012 were $4.6 million and $4.0 million, respectively.

Six Months Ended June 30, 2013 Compared to 2012 (unaudited)

			Percentage
(In thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase (Decrease) 2013 vs 2012
Revenues
Casino	$12,931	$18,397	(29.7%)
Rooms	14,094	18,369	(23.3%)
Food and beverage	4,812	7,168	(32.9%)
Entertainment	376	716	(47.5%)
Other	1,651	1,774	(6.9%)
Total revenues	33,864	46,424	(27.1%)
Less-promotional allowances	(3,264)	(4,554)	(28.3%)
Net revenues	30,600	41,870	(26.9%)
Expenses
Casino	9,156	13,626	(32.8%)
Rooms	8,501	10,909	(22.1%)
Food and beverage	4,423	5,580	(20.7%)
Entertainment	392	904	(56.6%)
Other	493	572	(13.8%)
Other operating expenses:
Other general and administrative	13,616	13,708	(0.7%)
Depreciation and amortization	3,507	3,863	(9.2%)
Total expenses	40,088	49,162	(18.5%)
Loss from Operations	$(9,488)	$(7,292)	30.1%

Net revenues for the six months ended June 30, 2013 were $30.6 million, a decrease of $11.3 million, or 26.9%, from $41.9 million for the comparable period in the prior year.

Casino revenues for the six months ended June 30, 2013 were $12.9 million, a decrease of $5.5 million, or 29.7%, from $18.4 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the same period in the prior year, slot machine revenues were $10.9 million, down 32.6% compared to the comparable period in the prior year, and table game revenues were $2.5 million, a decrease of $1.6 million, or 39.0%, from $4.1 million. Taking into consideration the adjustment for promotional free play, the slot machine revenues actually decreased $3.7 million for this period year over year. Slot machine visitation was lower during 2013, with coin-in decreasing to $134.4 million for the six months ended June 30, 2013 from $201.5 million in the prior year, while hold percentage increased to 8.1% from 8.0% the prior year. Table games volume substantially decreased due to the curtailment of our strategy to target gamers that prefer Craps and Baccarat along with traditionally Asian style games, along with our decision to reduce casino credit risk based on collection experience. Table game drop was $17.4 million for the six months ended June 30, 2013, compared to $42.3 million in the prior year; however, hold percentage increased to 14.1% from 9.6%.

Room revenues for the six months ended June 30, 2013 were 23.3% lower than the prior year period. The decrease in room revenues was seen in all channels, but primarily in the wholesale, group and retail channels. Occupancy decreased to 53.0% for the six months ended June 30, 2013 from 80.8% in the prior year period based on comparative room inventory of 2,075 rooms. Our average daily room rate increased $10.60 across all channels. Room revenues included $1.8 million and $2.2 million related to rooms provided to casino guests on a complimentary basis for each of the six months ended June 30, 2013 and 2012. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the six months ended June 30, 2013 declined 32.9% from the prior year period. The decrease was due primarily to lower hotel occupancy and gaming visitation. We implemented selective reduction of hours of operation and closure of outlets during low occupancy dates. Food and beverage revenues included $1.4 million related to food and beverage provided to casino guests on a complimentary basis for the six months ended June 30, 2013 and 2012 . These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the six months ended June 30, 2013 decreased 47.5% from the prior year period. The decrease in entertainment revenues is primarily due to shows in 2012 that did not perform in 2013, specifically Icons of Comedy, Andrew Dice Clay and LaCage, and also a result of using new contracts that have a revenue share with producers of the show versus contracted entertainment expense payments. Adjusting for this change, entertainment revenues increased by 20.0%. Entertainment revenues included less than $0.1 million and $0.2 million in revenues related to show tickets offered to guests on a complimentary basis for the six months ended June 30, 2013 and 2012, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the six months ended June 30, 2013 decreased 6.9% from the prior year period. The decrease in other revenues was primarily due to a decline in retail sales and ATM revenue related to lower hotel occupancy and gaming play. Additionally, there was no revenue from the business center this year, as it was closed in May 2012, with the space being leased to the UPS Store, which offset the lost revenues and related additional expenses of self-operating.

Promotional allowances were $3.3 million and $4.6 million for the six months ended June 30, 2013 and 2012, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our decreased gaming play as well as efforts to focus complimentaries on our best customers.

Costs and Expenses

Costs and expenses for the six months ended June 30, 2013 were $40.1 million, a decrease of $9.1 million, or 18.5%, from $49.2 million for the comparable period in the prior year.

Casino costs and expenses for the six months ended June 30, 2013 decreased 32.8% from the prior year period. The decrease in casino expenses was primarily due to a reduction in staffing due to lower gaming volumes. Promotional expenses decreased as a result of lower redemptions/visitation and the bad debt reserve decreased related to the decrease in exposure related to credit issuance.

Room department costs and expenses for the six months ended June 30, 2013 decreased 22.1% from the prior year period. The decrease in room expenses was primarily due to a reduction in staffing and other expenses related to the lower hotel occupancy.

Food and beverage costs and expenses for the six months ended June 30, 2013 decreased 20.7% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for the six months ended June 30, 2013 decreased 56.6% as we reduced contract payments to entertainers due to reduction of entertainment provided in the LeBistro Lounge and the elimination of some shows, in addition to revenue share agreements for shows.

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

Loss from Operations

Loss from Operations for the six months ended June 30, 2013 and 2012 were $9.5 million and $7.3 million, respectively.

Discontinued Operation

On September 29, 2011, we entered into the Stock Purchase Agreement to sell our Black Hawk Colorado operation. We have reflected the operation as a discontinued operation through the sale completion date of April 26, 2012.

Liquidity and Capital Resources as of June 30, 2013

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

The Company had $66.2 million in cash and cash equivalents (of which $39.1 million is restricted) as of June 30, 2013. Additionally, effective April 1, 2011, the Company has a $10 million Working Capital Facility. However, due to the default under the Series A Credit Agreement and the Series B Credit Agreement described in Part II, Item 3 of this Form 10-Q, we do not currently have the ability to draw any funds under the Working Capital Facility until such time as the default is cured or waived. The lenders under our Series A Credit Agreement and our Series B Credit Agreement also hold 100% of our Class B Non-Voting Common Stock. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional cash, which may include the issuance of additional equity, debt financing and/or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. If repayment of the indebtedness under our Series A Credit Agreement and Series B Credit Agreement were accelerated, we do not believe the Company has sufficient liquidity and capital resources to meet both debt service and normal course expenditures.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2013:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	less than 1 year	1 to 3 years	4 to 5 years		more than 5 years
Operating Leases	$34	$34	$-	$-	#	$-
Capital Leases	415	102	221	92		-
Resort Management Agreement*	4,800	825	3,975	-		-
Maturities of Borrowings Under Credit Facility (Note 6)	79,643	79,643	-	-		-
Purchase Obligations	863	863	-	-		-
Total Contractual Cash Obligations	$85,755	$81,467	$4,196	$92		$-

*$3.0 million of the $3.975 million is due and payable to Paragon if Riviera achieves certain EBITDAM according to the agreement

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, we have no off-balance sheet arrangements.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2012. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. During the three months ended June 30, 2013, there were no significant changes other than those described in this Form 10-Q, from the critical accounting policies described in our Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of June 30, 2013, we had $79.6 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the credit agreements. As of June 30, 2013, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.8 million per year.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

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

As of June 30, 2013, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement. As a result, the interest rate we pay on amounts outstanding thereunder may increase. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and requires us to repay such amounts immediately. In the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, including additional equity financing, debt financing or capital contributions from stockholders, if available to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Failure to secure any necessary additional financing would have a material adverse affect on our operations and ability to continue as a going concern. Any additional equity financing may result in substantial dilution to our then existing stockholders.

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

Item 3. Defaults Upon Senior Securities

As of June 30, 2013, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement for failure to satisfy the financial covenant that neither the Credit Parties (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) nor any Subsidiary (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) permit the Consolidated Interest Coverage Ratio (as defined and calculated as set forth in the Series A Credit Agreement and the Series B Credit Agreement, respectively) to be less than 1:00 to 1:00 for the quarter ended June 30, 2013.

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

Item 5. Other Information

As previously disclosed, on June 21, 2013, the Company’s Board of Directors appointed Robert James Kunkle as the Company's President. Further, Mr. Kunkle was also appointed as the President of ROC on June 21, 2013 and was hired as General Manager of ROC on June 24, 2013. Pursuant to the terms of an offer letter dated June 24, 2013, Mr. Kunkle’s annual base salary is $200,000 and he is eligible for a bonus equaling 30% of his annual base salary based on certain performance criteria.  In the event the Company terminates his employment without cause during the first 18 months of employment, the Company is obligated to pay him six months’ salary continuation.  If the Company terminates his employment without cause after 18 months but before 24 months of employment, the salary continuation amount proportionally decreases and reaches zero after 24 months of employment.

Item 6. Exhibits

See list of exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

Date: August 14, 2013	By:	/s/ Robert Kunkle
President and General Manager (Authorized Officer)

Date: August 14, 2013	By:	/s/ Paul Roshetko
Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibits

Exhibit No.:	Description:
10.1*	Resort Management Agreement, dated as of June 21, 2013, by and between Riviera Holdings Corporation and Riviera Operating Corporation.
10.2*	Employment Offer Letter, dated June 24, 2013, between Riviera Operating Corporation and Robert Kunkle
31.1*	Certification of Robert Kunkle, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul Roshetko, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Robert Kunkle, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Paul Roshetko, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

