Form 10-Q
period 2013-09-30
RIVIERA HOLDINGS CORP
filed 2013-11-14
CIK 899647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of November 14, 2013, there were 10 voting common Class A Shares, par value $.001 per share, outstanding, and 9,039,035 non-voting common Class B Shares, par value $.001 per share, outstanding.

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

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,685	$13,914
Restricted cash	39,110	62,610
Accounts receivable-net of allowances of $673 and $2,283, respectively	2,128	1,663
Inventories	448	471
Prepaid expenses and other assets	2,153	2,261
Deferred tax asset	273	273
Total current assets	67,797	81,192
PROPERTY AND EQUIPMENT-net	135,528	138,237
INTANGIBLE ASSETS-net	4,783	5,238
OTHER ASSETS-net	1,667	1,620
TOTAL	$209,775	$226,287

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$81,158	$76,873
Accounts payable	5,229	5,741
Accrued interest	2,613	1,426
Accrued expenses	6,370	7,251
Total current liabilities	95,370	91,291
LONG-TERM DEFERRED TAX LIABILITIES	22,707	22,707
Total liabilities	118,077	113,998

COMMITMENTS and CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:

PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at September 30, 2013 and December 31, 2012	-	-
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,039,035 issued and outstanding at September 30, 2013 and December 31, 2012)	9	9
WARRANTS ISSUED	7,657	7,657
ADDITIONAL PAID-IN CAPITAL	149,170	149,170
ACCUMULATED DEFICIT	(65,138)	(44,547)
Total stockholders' equity	91,698	112,289
TOTAL	$209,775	$226,287

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUES:
Casino	$7,616	$8,263	$20,547	$26,659
Rooms	8,617	8,019	22,711	26,388
Food and beverage	3,211	3,549	8,023	10,718
Entertainment	204	321	579	1,037
Other	738	942	2,388	2,716
Total revenues	20,386	21,094	54,248	67,518
Less-promotional allowances	(1,584)	(2,816)	(4,849)	(7,370)
Net revenues	18,802	18,278	49,399	60,148

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	4,173	8,181	13,330	21,807
Rooms	5,409	5,596	13,910	16,505
Food and beverage	2,693	2,789	7,115	8,369
Entertainment	185	273	577	1,177
Other	242	313	735	885
Other operating expenses:
Other general and administrative	7,353	7,864	20,968	21,572
Goodwill impairment	-	11,200		11,200
Depreciation and amortization	1,532	2,014	5,039	5,877
Total costs and expenses	21,587	38,230	61,674	87,392
LOSS FROM OPERATIONS	(2,785)	(19,952)	(12,275)	(27,244)

OTHER (EXPENSE) INCOME:
Gain on sale of asset	3	-	3	-
Interest income and expense, net	(2,882)	(2,500)	(8,319)	(6,650)
Total other (expense) income	(2,879)	(2,500)	(8,316)	(6,650)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(5,664)	(22,452)	(20,591)	(33,894)
Income tax benefit from continuing operations	-	2,783	-	6,905
LOSS FROM CONTINUING OPERATIONS	(5,664)	(19,669)	(20,591)	(26,989)
DISCONTINUED OPERATIONS
Income from discontinued operations	-	182	-	23,815
Income tax expense	-	(66)	-	(8,581)
Income from discontinued operations	-	116	-	15,234
NET LOSS	(5,664)	(19,553)	(20,591)	(11,755)
Other comprehensive (loss) income	-	-	-	-
TOTAL OTHER COMPREHENSIVE LOSS	$(5,664)	$(19,553)	$(20,591)	$(11,755)

NET LOSS PER SHARE DATA:
Basic
Loss from continuing operations	$(0.63)	$(2.18)	$(2.28)	$(2.99)
Income from discontinued operations	-	0.02	-	1.69
Net Loss	$(0.63)	$(2.16)	$(2.28)	$(1.30)
Diluted
Loss from continuing operations	$(0.63)	$(2.18)	$(2.28)	$(2.99)
Income from discontinued operations	-	0.02	-	1.69
Net Loss	$(0.63)	$(2.16)	$(2.28)	$(1.30)

Basic-weighted average common shares outstanding	9,039	9,039	9,039	9,039
Diluted-weighted average common and common equivalent shares	9,039	9,039	9,039	9,039

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES:
Net loss	$(20,591)	$(11,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	-	11,200
Depreciation and amortization	5,039	5,877
(Benefit) provision for bad debts	(1,611)	1,427
Gain on sale of Black Hawk	-	(22,266)
Gain on sale of assets	(3)	-
Interest paid	135	148
Interest expense – payment in kind	4,285	3,268
Decrease (increase) in restricted cash	23,500	(63,558)
Changes in operating assets and liabilities:
Accounts receivable	1,146	118
Inventories	23	26
Prepaid expenses and other assets	(74)	(671)
Accounts payable	(512)	(850)
Accrued interest	1,187	175
Income taxes payable	-	1,676
Accrued expenses	(881)	(265)
Net cash provided by (used in) operating activities	11,643	(75,450)

INVESTING ACTIVITIES:
Capital expenditures	(1,875)	(6,508)
Net proceeds from Black Hawk sale	-	70,201
Net proceeds from the sale of assets	3	-
Distribution to stockholders	-	(121)
Net cash (used in) provided by investing activities	(1,872)	63,572

FINANCING ACTIVITIES:
Payments on capitalized leases	-	(14)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,771	(11,892)
Less cash from discontinued operations	-	(5,936)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	13,914	20,762
CASH AND CASH EQUIVALENTS-END OF PERIOD	$23,685	$14,806

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Property acquired with debt and accounts payable	$169	$-
Cash paid for interest	$2,711	$3,078

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

On June 21, 2013, RHC and ROC, jointly, entered into a Resort Management Agreement with Paragon Riviera LLC (“Paragon”). Pursuant to the agreement, the Company engaged Paragon to provide oversight of the executive level management at the Riviera Las Vegas. Paragon will also provide financial, marketing, business and organizational strategy services. The term of the Resort Management Agreement is two years from the date of execution, unless earlier terminated in accordance with its terms and conditions. Paragon receives a base fee payment monthly on the first day of each calendar month during the term. Paragon may receive an additional incentive management fee upon achieving specified thresholds upon the completion of the two incentive management fee periods (as discussed further in Note 8).

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

On September 29, 2011, RHC, ROC and RBH, entered into a Stock Purchase Agreement with Monarch Casino & Resort, Inc., a Nevada corporation, and its wholly-owned subsidiary Monarch Growth Inc., a Nevada corporation (collectively, the “Buyer”), pursuant to which the Buyer agreed to purchase the Company’s casino in Black Hawk, Colorado by acquiring all of the issued and outstanding shares of common stock of RBH. This transaction was completed on April 26, 2012. The Buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, ROC paid or satisfied substantially all of RBH’s indebtedness and was required to leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the Stock Purchase Agreement).

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

In preparing the accompanying condensed consolidated financial statements, the Company’s management reviewed events that occurred from September 30, 2013 until the issuance of the financial statements.

Liquidity

The Company had $62.8 million in cash and cash equivalents (of which $39.1 million is restricted) as of September 30, 2013. Additionally, effective April 1, 2011, the Company has a $10 million Working Capital Facility (as defined in Note 4). However, due to the default under the Series A Credit Agreement (as defined in Note 4) and the Series B Credit Agreement (as defined in Note 4), we do not currently have the ability to draw any funds under the Working Capital Facility until such time as the default is cured or waived. The lenders under our Series A Credit Agreement and our Series B Credit Agreement also hold 100% of our Class B Non-Voting Common Stock (as defined in Note 5). As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional cash, which may include the issuance of additional equity, debt financing and/or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. If repayment of the indebtedness under our Series A Credit Agreement and Series B Credit Agreement were accelerated, we do not believe the Company has sufficient liquidity and capital resources to meet both debt service and normal operating expenditures.

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

Due to the Company being subject to a valuation allowance, historically, the effective tax rate has been 0%. Our effective tax rate from continuing operations for the three and nine months ended September 30, 2013 was 0%. However, our effective tax rate from continuing operations for the three and nine months ended September 30, 2012 was 12.4% and 20.4%, respectively. Our effective tax rate for the three and nine months ended September 30, 2012 was attributable to a tax benefit recorded in continuing operations related to income from discontinued operations. The Company believes it is reasonable to apply a full valuation allowance, offsetting the tax benefit that would otherwise be generated from a net operating loss during the nine months ended September 30, 2013. The deferred tax asset balances remain unchanged from December 31, 2012.

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

Restricted Cash

As of September 30, 2013, a security deposit in the amount of $225,000 remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

As of September 30, 2013, $38.9 million of the purchase price proceeds in the sale of RBH is being held in a segregated deposit account. These funds may only be invested, expended or used with the prior written consent of the Required Lenders and Required Revolving Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively).

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

3.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Estimated life	As of September 30, 2013	As of December 31, 2012
	(years)	(unaudited)

Trade name	15	$2,400	$2,400
Customer lists	5	1,400	1,400
Software	15	2,500	2,500
Total intangible assets		6,300	6,300
Less accumulated amortization:
Trade name		(400)	(280)
Customer lists		(700)	(490)
Software		(417)	(292)
Total accumulated amortization		(1,517)	(1,062)
Intangible assets, net		$4,783	$5,238

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

Amortization expense for the period ended September 30, 2013 for those assets amortized was $0.5 million.  Estimated annual amortization expense for the intangible assets of the Company for the years ending December 31, 2013 through 2015 is anticipated to be $0.6 million for each such year, $0.4 million for 2016, and $0.3 million for 2017.

4.	LONG TERM DEBT AND COMMITMENTS

Long Term Debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)

Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at September 30, 2013	$50,000	$50,000
Series B Term Loan, due April 1, 2019, interest at LIBOR plus 18% PIK, 20% at September 30, 2013	31,158	26,873
Total long term debt	81,158	76,873
Less current portion of long term debt	(81,158)	(76,873)
Total long term debt, net of current portion	$-	$-

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

Interest accrues at a LIBOR Rate (as defined in the Series A Credit Agreement) for a specified interest period (with a floor of 2.0%) plus a margin rate of 5.0% per annum or the Alternate Base Rate (as defined below) plus a margin rate of 4.0% per annum. Alternate base rate (“Alternate Base Rate”) interest is an alternate base rate equal to the highest of (i) the prime rate (as defined in the Series A Credit Agreement), (ii) the Federal Funds Effective rate (as defined in the Series A Credit Agreement) in effect on such day plus 1/2 of 1.0% and (iii) the LIBOR Rate that would be payable on such day for LIBOR Rate Loan (as defined in the Series A Credit Agreement) with one month interest period plus 1.0%.

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

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. Beginning on June 30, 2012 and as of each subsequent quarter, including as of September 30, 2013, the Company was not in compliance with the financial covenants in, and in default under, the Series A Credit Agreement. The Required Lenders (as defined in the Series A Credit Agreement) temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. The lenders and administrative agent under the Series A Credit Agreement have not taken any action to exercise any remedies under the Series A Credit Agreement.

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement. As such, the balance of the Series A Term Loan, as of September 30, 2013, has been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders (as defined in the Series A Credit Agreement) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement. Different default interest rates would apply to the principal of the loans, the accrued but unpaid interest on the loans and any other amounts owed under the Series A Credit Agreement. With respect to the principal of the loans made pursuant to the Series A Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series A Credit Agreement have not taken any action to increase the interest rate under the Series A Credit Agreement, the Company is accruing for the additional 2.0% default interest.

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

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. Beginning on June 30, 2012 and as of each subsequent quarter, including as of September 30, 2013, the Company was not in compliance with the financial covenants in, and in default under, the Series B Credit Agreement. The Required Lenders (as defined in the Series B Credit Agreement) temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. The lenders and administrative agent under the Series B Credit Agreement have not taken any action to exercise any remedies under the Series B Credit Agreement.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement. As such, the balance of the Series B Term Loan, as of September 30, 2013, has been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders (as defined in the Series B Credit Agreement) have the ability to increase the interest accruing on amounts owed under the Series B Credit Agreement. Different default interest rates would apply to the principal of the loan, the accrued but unpaid interest on the loan and any other amounts owed under the Series B Credit Agreement. With respect to the principal of the loan made pursuant to the Series B Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series B Credit Agreement have not taken any action to increase the interest rate under the Series B Credit Agreement, the Company is accruing for the additional 2.0% default interest.

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

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of September 30, 2013.

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

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2013. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

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

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company’s long-term debt compared with its carrying value (amounts in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)

Aggregate carrying amount, Series A Term Loan	$50,000	$50,000
Aggregate carrying amount, Series B Term Loan	31,158	26,873
Total aggregate carrying amount	$81,158	$76,873

Aggregate fair value, Series A Term Loan	$45,000	$45,000
Aggregate fair value, Series B Term Loan	24,926	21,498
Total aggregate fair value	$69,926	$66,498

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

Operating results of discontinued operations are summarized as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenues	$-	$-	$-	$12,686
Operating costs and expenses	-	-	-	11,137
Income from operations	-	-	-	1,549
Gain on disposal	-	182	-	22,266
Income tax expense	-	(66)	-	(8,581)
Net income	$-	$116	$-	$15,234

8.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2013, the Company had no commitments or contingencies that are not already accounted for in the condensed consolidated financial statements or disclosed in the accompanying notes.

Legal Proceedings and Related Events

The Company is a party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Management Agreement

The Resort Management Agreement provides for Paragon to provide oversight of the executive level management at the Riviera Las Vegas. Paragon will also provide financial, marketing, business and organizational strategy services. The term of the Resort Management Agreement is two years from the date of execution, unless earlier terminated in accordance with its terms and conditions. Paragon receives a base fee payment monthly on the first day of each calendar month during the term. Paragon is eligible to receive an additional incentive management fee upon achieving a specified threshold at the end of each year of the term of the agreement. As of September 30, 2013, we have $375,000 recorded as accrued management fees for Paragon. Management fees expense recorded for the quarter and nine month period ended September 30, 2013 was $550,000 and $575,000, respectively.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to 2012 (unaudited)

			Percentage
(In thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase (Decrease) 2013 vs 2012
Revenues
Casino	$7,616	$8,263	(7.8)%
Rooms	8,617	8,019	7.5%
Food and beverage	3,211	3,549	(9.5)%
Entertainment	204	321	(36.4)%
Other	738	942	(21.7)%
Total revenues	20,386	21,094	(3.4)%
Less-promotional allowances	(1,584)	(2,816)	(43.8)%
Net revenues	18,802	18,278	2.9%
Expenses
Casino	4,173	8,181	(49.0)%
Rooms	5,409	5,596	(3.3)%
Food and beverage	2,693	2,789	(3.4)%
Entertainment	185	273	(32.2)%
Other	242	313	(22.7)%
Other operating expenses:
Other general and administrative	7,353	7,864	(6.5)%
Goodwill impairment	-	11,200	(100.0)%
Depreciation and amortization	1,532	2,014	(23.9)%
Total expenses	21,587	38,230	(43.5)%
Loss from Operations	$(2,785)	$(19,952)	(86.0)%

Revenues

Net revenues for the three months ended September 30, 2013 were $18.8 million, an increase of $0.5 million, or 2.9%, from $18.3 million for the comparable period in the prior year.

Casino revenues for the quarter ended September 30, 2013 were $7.6 million, a decrease of $0.7 million, or 7.8%, from $8.3 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues, and while volume was down in both components, hold percentages increased.

Room revenues for the quarter ended September 30, 2013 were 7.5% higher than the prior year period. Occupancy decreased slightly to 73.8% for the quarter ended September 30, 2013 from 74.0% in the prior year period. Our average daily room rate increased $1.09 across all channels. Room revenues included $0.8 million and $1.4 million related to rooms provided to casino guests on a complimentary basis for each of the quarters ended September 30, 2013 and 2012. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the quarter ended September 30, 2013 declined 9.5% from the prior year period. The decrease was partially attributed to lower gaming visitation. We implemented selective closure of outlets due to low occupancies, while we assumed operation of the Queen Victoria leased outlet and renamed as Wicked Vicky Tavern. Food and beverage revenues included $0.8 million and $1.1 million related to food and beverage provided to casino guests on a complimentary basis for the quarters ended September 30, 2013 and 2012, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the quarter ended September 30, 2013 decreased 36.4% from the prior year period. The decrease in entertainment revenues is primarily due to a show in 2012 that did not return in 2013, and also a result of limiting complimentary entertainment to our best customers. Entertainment revenues included $33 thousand and $0.2 million in revenues related to show tickets offered to guests on a complimentary basis for the quarters ended September 30, 2013 and 2012, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the quarter ended September 30, 2013 decreased 21.7% from the prior year period. The decrease in other revenues was primarily due to declines in retail sales due to the closure of our retail store, tenant rents related to the termination of the Queen Victoria Pub lease in May 2013, and ATM revenue related to lower gaming play.

Promotional allowances were $1.6 million and $2.8 million for the three months ended September 30, 2013 and 2012, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.

Costs and Expenses

Costs and expenses for the quarter ended September 30, 2013 were $21.6 million, a decrease of $16.6 million, or 43.5%, from $38.2 million for the comparable period in the prior year.

Casino costs and expenses for the quarter ended September 30, 2013 decreased 49.0% from the prior year period. The decrease in casino expenses was primarily due to a reduction in staffing due to a more condensed gaming floor layout. Marketing expenses decreased as a result of lower visitation and the bad debt reserve decreased related to the decrease in exposure related to credit issuance.

Room department costs and expenses for the quarter ended September 30, 2013 decreased 3.3% from the prior year period. The decrease in room expenses was primarily due to a reduction in staffing and other expenses.

Food and beverage costs and expenses for the quarter ended September 30, 2013 decreased 3.4% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage cost of sales and payroll expenses related to the lower volume as explained above.

Entertainment department costs and expenses for the quarter ended September 30, 2013 decreased 32.2% as we reduced contract payments to entertainers due to reduction of entertainment provided in the LeBistro Lounge and revenue share agreements for shows.

Other operating costs and expenses, excluding depreciation and amortization and goodwill impairment, decreased as a result of reduced advertising media spend, decreased staffing and lower guest claims reserve expense due to a one-time reserve adjustment made in 2012.

Loss from Operations

Loss from Operations for the three months ended September 30, 2013 and 2012 were $2.8 million and $20.0 million, respectively.

Nine Months Ended September 30, 2013 Compared to 2012 (unaudited)

			Percentage
(In thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase (Decrease) 2013 vs 2012
Revenues
Casino	$20,547	$26,659	(22.9)%
Rooms	22,711	26,388	(13.9)%
Food and beverage	8,023	10,718	(25.1)%
Entertainment	579	1,037	(44.2)%
Other	2,388	2,716	(12.1)%
Total revenues	54,248	67,518	(19.7)%
Less-promotional allowances	(4,849)	(7,370)	(34.2)%
Net revenues	49,399	60,148	(17.9)%
Expenses
Casino	13,330	21,807	(38.9)%
Rooms	13,910	16,505	(15.7)%
Food and beverage	7,115	8,369	(15.0)%
Entertainment	577	1,177	(51.0)%
Other	735	885	(16.9)%
Other operating expenses:
Other general and administrative	20,968	21,572	(2.8)%
Goodwill impairment	-	11,200	(100.0)%
Depreciation and amortization	5,039	5,877	(14.3)%
Total expenses	61,674	87,392	(29.4)%
Loss from Operations	$(12,275)	$(27,244)	(54.9)%

Net revenues for the nine months ended September 30, 2013 were $49.4 million, a decrease of $10.7 million, or 17.9%, from $60.1 million for the comparable period in the prior year.

Casino revenues for the nine months ended September 30, 2013 were $20.5 million, a decrease of $6.2 million, or 22.9%, from $26.7 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues, and while volume was down in both components, hold percentages increased.

Room revenues for the nine months ended September 30, 2013 were 13.9% lower than the prior year period. Occupancy decreased to 60.0% for the nine months ended September 30, 2013 from 78.5% in the prior year period. Our average daily room rate increased $5.55 across all channels. Room revenues included $2.6 million and $3.6 million related to rooms provided to casino guests on a complimentary basis for each of the nine months ended September 30, 2013 and 2012. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the nine months ended September 30, 2013 declined 25.1% from the prior year period. The decrease was due primarily to lower hotel occupancy and gaming visitation. We implemented selective reduction of hours of operation and closure of outlets during low occupancy dates. Food and beverage revenues included $2.2 million and $3.1 million related to food and beverage provided to casino guests on a complimentary basis for the nine months ended September 30, 2013 and 2012, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the nine months ended September 30, 2013 decreased 44.2% from the prior year period. The decrease in entertainment revenues is primarily due to shows in 2012 that did not return in 2013, and also a result of limiting complimentary entertainment to our best customers. Entertainment revenues included less than $0.1 million and $0.3 million in revenues related to show tickets offered to guests on a complimentary basis for the nine months ended September 30, 2013 and 2012, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the nine months ended September 30, 2013 decreased 12.1% from the prior year period. The decrease in other revenues was primarily due to a decline in retail sales due to the closure of our retail store, tenant rents related to the termination of the Queen Victoria Pub lease in May 2013 and ATM revenue related to lower hotel occupancy and gaming play.

Promotional allowances were $4.8 million and $7.4 million for the nine months ended September 30, 2013 and 2012, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests.

Costs and Expenses

Costs and expenses for the nine months ended September 30, 2013 were $61.7 million, a decrease of $25.7 million, or 29.4%, from $87.4 million for the comparable period in the prior year.

Casino costs and expenses for the nine months ended September 30, 2013 decreased 38.9% from the prior year period. The decrease in casino expenses was primarily due to a reduction in staffing due to lower gaming volumes and a more condensed gaming floor layout. Marketing expenses decreased as a result of lower visitation and the bad debt reserve decreased related to the decrease in exposure related to credit issuance.

Room department costs and expenses for the nine months ended September 30, 2013 decreased 15.7% from the prior year period. The decrease in room expenses was primarily due to a reduction in staffing and other expenses related to the lower hotel occupancy.

Food and beverage costs and expenses for the nine months ended September 30, 2013 decreased 15.0% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for the nine months ended September 30, 2013 decreased 51.0% as we reduced contract payments to entertainers due to reduction of entertainment provided in the LeBistro Lounge and the elimination of some shows, in addition to revenue share agreements for shows.

Other operating costs and expenses, excluding depreciation and amortization and goodwill impairment, decreased as a result of a decrease in marketing and advertising spend in 2013, a decline in energy costs related to lighting retrofits throughout the property and lower occupancy in 2013, lower guest claims reserve expense due to a one-time reserve adjustment made in 2012, and a decrease in staffing in property operations in 2013 due to lower occupancy.

Loss from Operations

Loss from Operations for the nine months ended September 30, 2013 and 2012 were $12.3 million and $27.2 million, respectively.

Discontinued Operation

On September 29, 2011, we entered into the Stock Purchase Agreement to sell RBH. We have reflected the operation as a discontinued operation through the sale completion date of April 26, 2012.

Liquidity and Capital Resources as of September 30, 2013

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

The Company had $62.8 million in cash and cash equivalents (of which $39.1 million is restricted) as of September 30, 2013. Additionally, effective April 1, 2011, the Company has a $10 million Working Capital Facility. However, due to the default under the Series A Credit Agreement and the Series B Credit Agreement described in Part II, Item 3 of this Form 10-Q, we do not currently have the ability to draw any funds under the Working Capital Facility until such time as the default is cured or waived. The lenders under our Series A Credit Agreement and our Series B Credit Agreement also hold 100% of our Class B Non-Voting Common Stock. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional cash, which may include the issuance of additional equity, debt financing and/or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. If repayment of the indebtedness under our Series A Credit Agreement and Series B Credit Agreement were accelerated, we do not believe the Company has sufficient liquidity and capital resources to meet both debt service and normal operating expenditures.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2013:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	less than 1 year	1 to 3 years	4 to 5 years	more than 5 years
Operating Leases	$15	$15	$-	$-	$-
Capital Leases	388	102	221	65	-
Resort Management Agreement*	4,575	825	3,750	-	-
Maturities of Borrowings Under Credit Facility (Note 6)	81,158	81,158	-	-	-
Purchase Obligations	562	562	-	-	-
Total Contractual Cash Obligations	$86,698	$82,662	$3,971	$65	$-

*$3.0 million of the $3.750 million is due and payable to Paragon if Riviera achieves certain EBITDAM according to the agreement. This amount represents the total contractual obligations.

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, we have no off-balance sheet arrangements.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2012. For a further discussion of our accounting policies, see Note 2 to the condensed consolidated financial statements in this Form 10-Q. During the three months ended September 30, 2013, there were no significant changes other than those described in this Form 10-Q, from the critical accounting policies described in our Form 10-K for the year ended December 31, 2012.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of September 30, 2013, we had $81.2 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the credit agreements. As of September 30, 2013, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.8 million per year.

Item 4.       Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our President (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter ended September 30, 2013, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

We are from time to time a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2012 and Item 1A of our Form 10-Q for the fiscal quarters ended March 31, 2013 and June 31, 2013.

Forward-Looking Statements

Throughout this Form 10-Q, we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this Form 10-Q will happen as described or that any positive trends referred to in this Form 10-Q will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this Form 10-Q thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	our limited operating history;

•	our inability to generate positive cash flow could prevent us from funding operations and servicing our debt obligations;

•	negative effects of our reorganization proceedings under the United States Bankruptcy Code on our image;

•	risks associated with successor liability and liabilities arising before the Substantial Consummation Date not provided for in the Plan;

•	the effects of disruption in the credit markets and its effects on the global and national economic conditions;

•	competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions;

•	risks related to geographic market concentration;

•	loss of management and key personnel;

•	changes or developments in laws, regulations or taxes in the gaming industry, specifically in Nevada where initiatives have been proposed to raise the gaming tax;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	adverse effects of factors that are beyond our control;

•	uninsured losses or losses that are not adequately covered by insurance;

•	costs and liabilities associated with litigation;

•	the consequences of concerns associated with wars, terrorism and homeland security;

•	labor disputes and work stoppages;

•	volatility in our hold percentage;

•	the availability of additional capital to support capital improvements and development;

•	the loss on technological services and electrical power;

•	the loss in value of the Riviera brand;

•	our inability to protect our brands;

•	adverse effects from climate change, climate change regulations and greenhouse gas effects;

•	costs associated with legal claims and litigation related to the alleged effect of our operations on climate change;

•	adverse consequences from data breaches and other cyber security related risks;

•	the availability and adequacy of our cash flow to meet our capital requirements, including payment of amounts due under our credit agreements, and our inability to raise additional capital if needed;

•	adverse consequences of interest rate fluctuations;

•	restrictions imposed by the terms of our indebtedness and our ability to meet the affirmative and negative covenants set forth in our credit agreements, and

•	adverse consequences from our current default under our credit facilities, such as the imposition of default interest rate or acceleration of the amounts outstanding thereunder.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Item 3.      Defaults Upon Senior Securities

Beginning on June 30, 2012 and as of each subsequent quarter, including as of September 30, 2013, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement for failure to satisfy the financial covenant that neither the Credit Parties (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) nor any Subsidiary (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) permit the Consolidated Interest Coverage Ratio (as defined and calculated as set forth in the Series A Credit Agreement and the Series B Credit Agreement, respectively) to be less than 1:00 to 1:00 for the quarter ended September 30, 2013.

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

The Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. Although the Required Lenders under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have not taken any action to increase the interest rate under the Series A Credit Agreement and the Series B Credit Agreement, the Company is accruing for the additional 2.0% default interest.

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

Item 5.      Other Information

On October 24, 2013, the Company paid cash bonuses under the Company’s discretionary Riviera Hotel & Casino Bonus Plan (the “Plan”).  The purpose of the Plan is to attract and retain highly-qualified management personnel by providing appropriate incentive awards.  A Plan participant does not have any claim to be granted any bonus under the Plan and the Company may reduce or eliminate the amount payable to any Plan participant, in each case based upon such factors as the Company may deem relevant.  There is no obligation for uniformity of treatment among Plan participants.  Except for discretionary bonuses, a Plan participant must be employed by the Company at the time of payment disbursements to be eligible to receive an awarded bonus.  The President and General Manager, the Chief Financial Officer, Vice Presidents, Directors, the Secretary and certain managers of the Company are eligible to receive bonuses under the Plan.

Each Plan participant is eligible to receive an aggregate annual bonus in an amount up to a specified percentage of such Plan participant’s base salary.  The table below sets forth such percentages for the Company’s principal executive officer, principal financial officer and those of the Company’s named executive officers who are eligible to receive awards under the Plan (currently only the Secretary).

Name and Title	Annual Bonus Eligibility Level
Rob Kunkle President and General Manager	30%
Michael Pearse Chief Financial Officer	20%
Tullio Marchionne Secretary	20%

Bonuses are dependent on two factors:  (a) the Company may award a Plan participant up to 75% of the maximum bonus eligibility if the Company achieves an EBITDAM that is approved by the Company and (b) the Company may award a Plan participant up to 25% of the maximum bonus eligibility if the Company achieves certain customer service satisfaction shop scores target set by the Company in its discretion.  The customer service shop scores target is verified by an independent third-party.  The Company determines whether bonus targets have been achieved and pays bonuses quarterly.  In addition to the foregoing, the Company may pay discretionary quarterly bonuses.

With respect to the quarter ended September 30, 2013, the Company achieved the applicable EBITDAM target but did not meet the applicable customer satisfaction target.  Consequently, the Company awarded 75% of the maximum quarterly bonus amount to the eligible participants with respect to such quarter.

If the Company does not meet the EBITDAM target for a particular quarter and, consequently, the Company does not pay any bonuses for financial performance for such quarter, the Company may award a “catch-up” bonus, if the Company meets the end-of-year EBITDAM target for such year, in an amount equal to the full amount of bonus eligibility attributable to financial performance for the applicable fiscal year. The Company may not make such “catch-up” bonus awards with respect to quarters for which the Company did not achieve the applicable customer satisfaction targets.

The Company may at any time and from time to time alter, amend, suspend, or terminate the Plan in whole or in part.  The Company may make such amendments as it deems necessary to comply with applicable laws, rules and regulations.  Notwithstanding the foregoing, no alteration or amendment to the Plan may adversely affect the rights of any Plan participant with respect to any bonus previously paid under the Plan without such Plan participant's consent.

Item 6.       Exhibits

See list of exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIERA HOLDINGS CORPORATION

Date: November 14, 2013	By:	/s/ Robert Kunkle
President and General Manager (Authorized Officer)

Date: November 14, 2013	By:	/s/ Michael Pearse
Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibits

Exhibit No.:	Description:

10.1*	Employment Offer Letter, dated September 8, 2013, between Riviera Operating Corporation and Michael Pearse

31.1*	Certification of Robert Kunkle, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael Pearse, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Robert Kunkle, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Michael Pearse, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

