Form 10-K
period 2013-12-31
RIVIERA HOLDINGS CORP
filed 2014-03-31
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 000-21430

RIVIERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0296885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (702) 734-5110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

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
Yes ☒     No ☐

As of March 31, 2014, there were 10 voting common Class A Shares, par value $0.001 per share, outstanding, and 9,039,035 non-voting common Class B Shares, par value $0.001, outstanding.

Page 1 of 98 pages
Exhibit Index Appears on Page 51 hereof

RIVIERA HOLDINGS CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2013

i

ii

PART I

Item 1.        Business

General

Riviera Holdings Corporation, a Nevada corporation (“RHC” or the “Company”), through its wholly-owned subsidiary, Riviera Operating Corporation (“ROC”), owns and operates the Riviera Hotel & Casino located on Las Vegas Boulevard in Las Vegas, Nevada. Riviera Hotel & Casino, which opened in 1955, has a long-standing reputation for delivering traditional Las Vegas-style gaming, entertainment and other amenities. The Company was incorporated in Nevada on January 27, 1993.

Recent Developments

Management Agreement

On June 21, 2013, RHC and ROC entered into a Resort Management Agreement (the “Management Agreement”) with Paragon Riviera LLC (“Paragon”). Pursuant to the Management Agreement, RHC and ROC engaged Paragon to provide oversight of the executive level management at Riviera Hotel & Casino. Paragon will also provide financial, marketing, business and organizational strategy services to Riviera Hotel & Casino. The term of the Management Agreement is two years from the date of execution, unless earlier terminated in accordance with its terms and conditions.

Sale of Riviera Black Hawk

As previously reported on April 26, 2012, RHC completed the sale of its Riviera Black Hawk casino to Monarch Casino and Resorts, Inc., a Nevada corporation, and its wholly-owned subsidiary Monarch Growth Inc., a Nevada corporation (collectively, the “Buyer”). The Buyer purchased Riviera Black Hawk by acquiring all of the issued and outstanding shares of common stock of RHC's subsidiary Riviera Black Hawk, Inc. (“RBH”). The Buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, ROC paid or satisfied substantially all of RBH’s indebtedness (which consisted of inter-company accounts and equipment leases) and placed $2.1 million of working capital (as defined in the Stock Purchase Agreement for the transaction) in a restricted bank account. Accordingly, the Company has reflected the business, including gain on sale, as discontinued operations.

Emergence from Bankruptcy

As previously reported, on July 12, 2010 (the “Petition Date”), RHC, ROC and RBH (collectively, the “Debtors”) filed petitions (the “Chapter 11 Cases”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”).  On November 17, 2010, the Bankruptcy Court entered a written order confirming the Debtors’ Second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”).  On December 1, 2010, the Plan became effective.

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

Further details about the cancellation of the Company’s equity securities, including common stock, outstanding prior to the Substantial Consummation Date, and subsequent issuance of voting and non-voting common stock, can be found in RHC's filings with the SEC, including RHC's Registration Statement on Form 8-A12G filed on April 1, 2011 and Annual Report on Form 10-K filed on March 30, 2012.

Board of Directors and Management Changes

On September 24, 2012, the Company’s board of directors (the “Board”) appointed Paul Roshetko as the Company's Chief Financial Officer and Treasurer, positions Mr. Roshetko held until October 4, 2013. On October 7, 2013, the Board appointed Michael Pearse as the Company's Chief Financial Officer and Treasurer.

Pursuant to the Plan, as of the Substantial Consummation Date, the Board consisted of: Barry S. Sternlicht, Derek J. Stevens, Marcos Alvarado and Andy Choy.  Mr. Sternlicht serves as the Chairman of the Board.  Each of Messrs. Sternlicht, Stevens, Alvarado and Choy were designated to the Board pursuant to the Stockholders Agreement described in Note 13 to the consolidated financial statements. As previously reported, Mr. Choy served as a member of the Board until his resignation on June 21, 2013, at which time Steven Hankin was elected to the Board, also on June 21, 2013. Mr. Sternlicht is the Chairman, Chief Executive Officer and owner of Starwood Capital Group and its related entities and each of Mr. Alvarado and Mr Hankin are employees of one of these related entities. Mr. Stevens is an employee and member of Desert Rock Enterprises LLC. As a result of the transactions contemplated by the Plan and consummated on the Substantial Consummation Date, Desert Rock Enterprises LLC and entities affiliated with Starwood Capital Group own approximately 12% and 43%, respectively, of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Additionally, pursuant to the Plan, Mr. Choy was elected to serve as the President and Chief Executive Officer of the Company as of the Substantial Consummation Date, positions from which he resigned on June 21, 2013, the same date on which Mr. Choy resigned from the Board and the same date on which the Board appointed Robert James Kunkle President of the Company and President and General Manager of ROC.

Riviera Hotel & Casino

General

Riviera Hotel & Casino is located on the corner of Las Vegas Boulevard and Riviera Boulevard in Clark County, Nevada, across Las Vegas Boulevard from the Circus Circus Las Vegas Resort and Casino and the Resorts World Las Vegas (formerly known as Echelon) construction project and just south of the Fontainebleau project. Boyd Gaming Corporation, the owner of the E chelon project, suspended construction on the project indefinitely as a result of economic issues. On March 4, 2013 Genting Group and Boyd Gaming announced that they had entered into a definitive purchase and sale agreement for the Echelon project, and closed on the transaction that day. Phase 1 of Genting Group’s Resorts World Las Vegas construction project is to include 3,500 rooms and 175,000 square feet of casino with an estimated opening in 2016. The Fontainebleau project was owned by Fontainebleau Las Vegas LLC which filed for Chapter 11 bankruptcy protection in June 2009. The property was acquired by Icahn Nevada Gaming Acquisition LLC in January 2010. Plans for the Fontainebleau project are unknown. On February 12, 2013, SBE Hotel Group announced it began renovation of the SLS Las Vegas (formerly known as the Sahara Hotel and Casino), located on the corner of Las Vegas Blvd and Sahara Blvd. The SLS Las Vegas is to include 1,600 rooms with an estimated opening in the fall of 2014.

Gaming

Riviera Hotel & Casino has approximately 92,000 square feet of casino space. The casino currently has 834 slot machines and 21 gaming tables. The casino also includes a race and sports book, which is operated by William Hill US, a subsidiary of William Hill PLC. The Company closed its Bingo room in July 2012 and its poker room in June 2013.

Hotel

Riviera Hotel & Casino’ hotel is comprised of five towers with 2,075 guest rooms, including 171 suites, as follows:

Tower Description	Year Built	Std. Rooms	Suites	Total

North Tower	1955	379	11	390
South Tower	1967	132	30	162
Monte Carlo	1974	216	81	297
San Remo	1977	247	—	247
Monaco	1988	930	49	979
Total		1,904	171	2,075

Restaurants

Riviera Hotel & Casino owns and operates four bars and two restaurants, and also offers banquet event service and room service. The Poolside Café (a coffee shop with seating capacity of 290) was closed in January 2013 and the R Buffet (an all-you-can-eat buffet with seating capacity of 366) was closed in August 2013. The following outlines the type of service provided and total seating capacity for each restaurant:

Name	Type	Seating Capacity
R Steak & Seafood	Steak and Seafood	162
Wicked Vicky Tavern	Tavern	135
Total		297

In addition, Riviera Hotel & Casino operates two snack bars and has a 200-seat fast-food “food court” which had several fast food locations operating during 2013. The food court is managed by a third party. As of December 31, 2013, seven food court locations were leased to independent fast food operators. In addition, Riviera Hotel & Casino leases space to the operator of The Banana Leaf Restaurant, which is a full-service restaurant serving American and Asian cuisines. The Banana Leaf Restaurant is located adjacent to the casino floor and opened during the first quarter of 2007.

Convention Center

Riviera Hotel & Casino features approximately 140,000 square feet of convention, meeting and banquet space. The convention center is one of the larger convention facilities in Las Vegas and is an important feature that attracts customers. The facility can be reconfigured for multiple meetings of small groups or large gatherings of up to 5,000 people. Features include ample convention, meeting and banquet facilities in addition to teleconferencing, wireless internet, satellite uplink capabilities and 12 skyboxes.

Entertainment

Riviera Hotel & Casino has five entertainment venues. In 2013, the Company had three shows running in its three operating entertainment venues. In addition, the Company offered limited engagement shows in its Starlite Theatre in the first quarter. The following table outlines the type of service provided and total seating capacity for each of these entertainment venues:

Venue	Type	Seating Capacity
Le Bistro Theatre	Vacant	190
Comedy Club Theatre	Comedy	250
Crazy Girls Theatre	Music, Adult Revue	375
Starlite Theatre	Variety	575
Versailles Theatre	Vacant since 2009	875

As of December 31, 2013, one of our shows, Comedy Club, is owned and operated by us, all other shows are owned and operated by third parties. For the show we own, we receive all ticket revenue, excluding processing and handling fees from Red Mercury Entertainment, and bear the expense of the show. For the other shows, we receive ticket sales commissions and a predetermined number of complimentary tickets that we use primarily for marketing and promotions. In addition, we receive any gaming and food and beverage revenues from show patrons. The show operators pay rent. In November 2013, we entered into an agreement with Red Mercury Entertainment to lease three showrooms and the Le Bistro Theatre, and bring a minimum of four new shows to the property, all launching in the first half of 2014. In addition, as of January 2014, we have completed a remodel of the Versailles Theatre, which has been vacant since 2009, and anticipate having entertainment offerings in the space in 2014.

Marketing Strategies - Gaming

Our current marketing programs are directed at mid-level gaming customers.  Mid-level gaming customers tend to provide us with a more consistent gaming revenue stream.  Our principal strategy is to continue to invest in our players through our multi-tiered player’s club program known as Club Riviera and to offer slot tournaments and other special events and promotions.

Generating customer loyalty is a critical component of our business strategy as retaining customers is less expensive than attracting new ones.  Consequently, we store all of our Club Riviera player’s information in a proprietary database program which we use for sending special offerings to Club Riviera members based on a variety of criteria. We frequently use free slot play, discounted or complimentary meals at our restaurants, accommodations at our hotel and tickets at our shows to incentivize Club Riviera members and other prospective customers to visit and game at our property.   All slot machine and table game players are encouraged to join Club Riviera.  Once a player joins Club Riviera, we can track the player’s level of play and gain useful information about the player’s preferences.  We offer qualifying customers personalized service, credit availability and access to a variety of complimentary or reduced-rate hotel rooms, as well as dinner and entertainment options.  We have found that an individualized marketing approach has been successful in generating revenue and repeat business.

We also seek to maximize the number of people who patronize the Riviera Hotel & Casino but who are not guests in the hotel by capitalizing on the Company's Las Vegas Strip location and proximity to the Las Vegas Convention Center, the Circus Circus Las Vegas Resort and Casino, LVH, and various time-share and condominium properties.

Marketing Strategies - Rooms

We continue to focus on our convention customer.  The convention market consists of two segments:  (1) those trade organizations and groups that hold events in the banquet and meeting space provided by a single hotel, and (2) those attending city-wide events, usually held at the Las Vegas Convention Center.  We target convention business because their patrons typically are willing to pay higher room rates and we are able to capitalize on certain advance planning benefits because conventions are often booked one to two years in advance of the event date.  We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher banquet and function spending habits; they are more likely to pay higher room rates.  We also benefit from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip.

In addition to our convention customers, we have found our customers also tend to use tour and travel “package” options to reduce their combined costs of travel, lodging and entertainment.  These packages are produced by wholesale operators and travel agents and often emphasize mid-week and longer duration stays.  Tour and travel patrons often book at off-peak periods, helping us to maintain occupancy levels throughout the year.  We have developed specialized marketing programs and cultivated relationships with wholesale operators, travel agents and major domestic air carriers to expand this market.  We make an effort to convert many tour and travel customers who meet our target customer gaming profile into repeat gaming customers.

Seasonality

Our results of operations are not overly seasonal in nature, but are dependent upon a variety of factors among interim periods, including the timing of major conventions, the amount and timing of marketing and special events for our most valuable customers, and the level of play during major holidays. Our results do not depend on key individual customers. As discussed below, our success in marketing to customer groups such as conventions can affect our results.

Competitive Environment in Las Vegas, Nevada

Las Vegas is a highly competitive environment, offering a variety of hospitality and entertainment options. The Las Vegas Convention and Visitors Authority (“LVCVA”) reported that the number of people visiting Las Vegas decreased slightly by 0.1% in 2013 compared to 2012, and the gaming revenue per Las Vegas visitor has not yet returned to the peak experienced in 2007. Additionally, the LVCVA reported that available room inventory increased slightly to 150,593 rooms as of December 31, 2013, compared to 150,481 rooms available as of December 31, 2012. This represents less than a 0.1% increase over the prior year.

The LVCVA reported that Las Vegas hotel room occupancy, which is defined as occupied hotel rooms divided by total available hotel rooms, decreased 3.5% to 84.3% for the year ended December 31, 2013. LVCVA also reported that average daily room rate, which is defined as hotel room revenue divided by occupied hotel rooms, increased $2.64, or 2.4%, to $110.72 for the year ended December 31, 2013.

Riviera Hotel & Casino competes with all Las Vegas area casinos but primarily with certain large casino/hotels located on or near the Las Vegas Strip. To entice customers to their properties, our competitors continue to offer prospective customers significantly discounted pricing and complimentary offerings. Most of these properties offer more and better amenities than those offered by Riviera Hotel & Casino and many of our direct competitors have significantly greater resources than we do. To compete, we have lowered our room rates in response to these properties lowering their room rates.

We also compete for people who come and spend money at Riviera Hotel & Casino who are not guests in our hotel. We capitalize on our location on the Las Vegas Strip across from the Circus Circus Las Vegas Resort and Casino. However, our location at the north end of the Las Vegas Strip poses additional challenges as the dormant Resorts World Las Vegas (formerly known as Echelon) and Fontainebleau construction projects and the May 19, 2011 closure of the Sahara Hotel and Casino have resulted in, and continue to cause a significant reduction in walk-in traffic. With the opening of SLS Las Vegas (formerly known as the Sahara Hotel and Casino) in the fall of 2014, we hope to see increased foot traffic on the north end of the Las Vegas Strip.

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

Our current business is highly dependent on gaming in Las Vegas. Riviera Hotel & Casino derives a substantial percentage of its business from tourists, including customers from southern California and the southwestern United States. The recent economic recession had an adverse effect on the number of visitors traveling to Las Vegas. A renewed or continued economic downturn, along with events in the future similar to the terrorist attacks of September 11, 2001, could have an adverse effect on both the number of visitors traveling to Las Vegas and our financial results.

As a result of the above mentioned competitive environment challenges in the Las Vegas market, there can be no assurance that we will compete successfully in the future.

Employees and Labor Relations at the Riviera Hotel & Casino

As of December 31, 2013, Riviera Hotel & Casino had an aggregate of 850 employees and had collective bargaining contracts with eight unions covering 511 employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, electricians and painters. Riviera Hotel & Casino’ agreement with the Painters’ Union expired on May 31, 2010, and the agreement with the Carpenters’ Union expired on July 31, 2011.  We are continuing to negotiate the terms of both the Painters’ Union and Carpenters’ Union agreements and are currently operating under the terms of the expired agreements. Agreements with the Southern Nevada Culinary and Bartenders Union, which cover the majority of our unionized employees, were extended indefinitely in 2013 subject to termination by either us or the union upon 14 days' written notice. As of March 2014, we have reached a tentative agreement with the Southern Nevada Culinary and Bartenders Union for a new collective bargaining agreement that expires May 31, 2018. Our agreement with the Stagehands Union was renewed in 2013 and extended until May 2014. Our agreement with the Teamsters Union, which covers both front of house and back of house employees, was renewed in 2008 and expired on March 31, 2013. We continue to operate under the terms of the expired agreement and are in the process of scheduling meetings to commence negotiations of a new agreement. Our Operating Engineers Union agreement was renewed in 2009 and expired in 2011, and we are currently operating under the terms of the expired agreement while we continue to negotiate terms of a new agreement. Our Electrician Union agreement was renewed in 2012 and expires in 2015.  Our collective bargaining agreement with the Musicians Union expired in 1999. During 2011, we eliminated all musician positions as we had no shows requiring them. We have entered into an agreement with the Musicians Union whereby the Musicians Union will be eliminated on January 1, 2015.  Although unions have been active in Las Vegas, Riviera Hotel & Casino considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Hotel & Casino.

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

ROC is required to be and is licensed by the Nevada Gaming Authorities (a “Corporate Licensee”). The gaming license held by ROC requires the periodic payment of fees and taxes and is not transferable. ROC is also licensed as a manufacturer and distributor of gaming devices. Such licenses require the periodic payment of fees and are not transferable. RHC is registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable to own the stock of ROC. As a Registered Corporation, RHC is required to periodically, submit detailed financial and operating reports, to the Nevada Commission and to furnish any other information that the Nevada Commission may require. No person may become a more than 5% stockholder of, or receive any percentage of profits from, ROC without first obtaining licenses and approvals from the Nevada Gaming Authorities. No person may become a 5% or less stockholder of ROC without registering with the Nevada Gaming Authorities. RHC and ROC have obtained, from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, RHC or ROC in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of ROC must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. RHC’s officers, directors and key employees, who are actively and directly involved in the gaming activities of ROC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Any change in a corporate position by a licensed person must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 11% of our voting securities as a result of a stock repurchase by us may not be required to file such an application. Further, an institutional investor that acquires more than 10% but not more than 25% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of our voting securities and maintain its waiver where the additional ownership results from a stock repurchase by us. An institutional investor shall not be deemed to hold our voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are deemed consistent with holding our voting securities for investment purposes only include: (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of our voting securities who must be found suitable is a business entity or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of stock if the record owner, after request, fails to identify the beneficial owner. Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of stock beyond such period of time prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with RHC or ROC, we (1) pay that person any dividend or interest upon voting our securities, (2) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (3) pay remuneration in any form to that person for services rendered or otherwise, or (4) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the county and city in which ROC’s operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly, or annually, and are based upon: (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated. A live entertainment tax is also paid by casinos where live entertainment is furnished in connection with admission charges, the serving or selling of food, refreshments or the selling of merchandise where live entertainment is furnished. Nevada licensees that hold a license to manufacture and distribute slot machines and gaming devices, such as ROC, also pay certain fees and taxes to the State of Nevada.

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

Trademarks, Service Marks and Logos

Pursuant to a license agreement, ROC licensed to its former subsidiary RBH the use at Riviera Black Hawk of all of the trademarks, service marks and logos owned by ROC. The license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement. The term of the agreement was for a period of twelve months, commencing on April 26, 2012, with an extension period for up to an additional six months upon RBH’s written request to ROC. RBH exercised it’s right to extend the term of the agreement to October 26, 2013.

Federal Registration

ROC is required to make annual filings with the Attorney General of the United States in connection with the sale, distribution, or operation of slot machines. All requisite filings for 2013 have been made.

Available Information

The Company maintains an internet website at www.rivierahotel.com and makes available on the website, free of charge, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company has included its website address in this filing only as a textual reference. The information contained on that website is not incorporated by reference into this Annual Report on Form 10-K.

 Item 1A.    Risk Factors

Default

As a result of existing defaults under our credit facilities, if the interest rate we pay thereunder is increased or the amounts outstanding thereunder are accelerated, our available cash, results from operations and ability to conduct business operations will be negatively affected.

As of December 31, 2013, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement (as each term is defined in Note 9 to the consolidated financial statements). As a result, the interest rate we pay on amounts outstanding under each credit agreement may increase. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and requires us to repay such amounts immediately. In the event that we were to repay all such amounts owed, we would not have sufficient capital resources to cover our operating losses and would need to obtain additional capital, including additional equity financing, debt financing or capital contributions from stockholders, if available to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Failure to secure any necessary additional financing would have a material adverse effect on our operations and ability to continue as a going concern. Any additional equity financing may result in substantial dilution to our then existing stockholders.

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

Limited Operating History Under Our Management Agreement

Our business has a limited operating history under our Management Agreement, which makes our future operating results difficult to predict.

While Predecessor historically operated our casino gaming properties, we, as Successor to Predecessor, have a limited operating history under our management contract upon which to base an evaluation of our business and prospects. To address these risks and uncertainties, we must do the following, among other things:

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

Substantial Losses

We have incurred substantial losses since the Substantial Consummation Date, and may continue to incur losses in the future.

We reported losses from continuing operations before income tax benefits of $26.8 million, $56.6 million and $19.3 million, for the years ended December 31, 2013 and 2012, and the period from April 1, 2011 through December 31, 2011, respectively. We have recognized a significant non-cash impairment charge to Goodwill in 2011. There can be no assurance that we will operate profitability in the future or that we will have adequate working capital to meet our obligations as they become due.

Insufficient Cash Flow

We have been unable to achieve positive cash flow which could prevent us from funding operations and servicing our debt obligations.

We have been unable to generate positive cash flows since the Substantial Consummation Date. To the extent we do not achieve positive cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service our debt obligations as they come due, which could materially adversely affect our business, financial condition and results of operations.

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

In Las Vegas, competition has continued to increase as a result of factors such as ongoing economic uncertainty, hotel room inventory increases and gaming floor expansions in addition to convention, trade show and meeting space additions. Our success depends on the ability of Riviera Hotel & Casino to attract customers and realize corresponding revenues. Riviera Hotel & Casino competes with casino resort properties and hotels in the Las Vegas area. Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, approximately ten additional major gaming properties in the downtown area and many additional gaming properties located in other areas of Las Vegas. Riviera Hotel & Casino competes with these properties based on overall atmosphere, range of amenities, level of service, price, location, entertainment offered, shopping and restaurant facilities, theme and size. Companies that own and operate multiple hotel/casino facilities operate many of the gaming properties in Las Vegas. These companies have greater name recognition and financial and marketing resources than we do and often market to the same target demographic groups as we do.

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

We do not have material assets or operations other than Riviera Hotel & Casino. Therefore, we are entirely dependent upon this property for our cash flow. This makes us more sensitive to events and conditions affecting the market in which we operate, including the following:

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

Generally, we are subject to various federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply could result in the imposition of severe penalties or restrictions on our operations by governmental agencies or courts. In 2002, Riviera Hotel & Casino experienced a diesel leak. Our continuing efforts to monitor the effects of this leak have been affected by construction at neighboring projects. We are continuing to monitor this matter. In order to come to final resolution regarding this issue with the Nevada Department of Environmental Protection, we may be required to take remediation steps including the excavation of the affected area. We are unable to estimate the cost of remediation at the present time.

Energy Prices

Energy price increases may adversely affect our costs of operations and our revenues.

Our casino property uses significant amounts of energy, natural gas and other forms of energy. Substantial increases in the cost of energy in the United States could have a negative effect on our operating results. The extent of the impact is subject to the magnitude and duration of energy price increases, but this impact could be material. In addition, energy price increases in cities that constitute a significant source of customers for our property could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our property which could negatively impact our revenues.

Other Factors

Our business, financial condition, results of operations and future prospects are dependent on many factors that are beyond our control.

The economic health of our business is generally affected by a number of factors that are beyond our control, including:

•	general economic conditions;

•	economic conditions specific to our primary markets;

•	general condition of the banking and credit markets;

•	decline in tourism and travel due to concerns about homeland security, terrorism or other destabilizing events;

•	decline in the Las Vegas convention business;

•	the ability to renegotiate union contracts;

•	intense competitive conditions in the gaming industry and the effect such conditions may have on the pricing of our games and products;

•	changes in the regulatory regimes affecting our business, including changes to applicable gaming, employment, environmental or tax regulations;

•	inaccessibility to our property due to construction on adjoining or nearby properties, streets or walkways;

•	substantial increases in the cost of electricity, natural gas and other forms of energy;

•	local conditions in key gaming markets, including seasonal and weather-related factors;

•	increased transportation costs;

•	levels of disposable income of casino customers;

•	continued increases in health care costs;

•	increases in gaming taxes or fees;

•	increases in Clark County, Nevada facilities inspection fees and resulting remedial actions;

•	the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar; and

•	an outbreak or suspicion of an outbreak of an infectious communicable disease.

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

As of December 31, 2013, 511 of our 850 employees were covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.

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

We collect and store information relating to our Club Riviera player’s information in a proprietary database program which we use for sending special offerings to Club Riviera members based on a variety of criteria. The collection and use of personal data are governed by privacy laws and regulations, and compliance with regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our Club Riviera player’s. In addition, non-compliance with applicable privacy regulations by us or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers, business partners, or employee information may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our customers' information may be lost, disclosed, accessed or taken without our customers' consent.

In addition, we and our third-party service providers and other business partners process and maintain proprietary business information and data related to our business-to-business customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, customer, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

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

As of December 31, 2013, we had indebtedness of approximately $82.8 million under our Series A and B Term Loans. We have a revolving line of credit against our Working Capital Facility (as defined in Note 9 to the consolidated financial statements) of up to $10 million, which has not been drawn as of April 1, 2014. However, due to the defaults under the Series A Credit Agreement and the Series B Credit Agreement, we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the defaults are cured or waived. There can be no assurance in the future whether we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

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

We cannot assure you that our business will generate sufficient cash flow from operations that our anticipated revenue growth will be realized, or that future borrowings will be available to us under our available credit in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

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

We have never paid dividends on our stock, nor do we anticipate paying dividends in the foreseeable future. We intend to retain our cash flow or earnings, if any, to use in our ongoing operations. Also, due to gaming law considerations, our Articles of Incorporation prohibit the payment of dividends to anyone who is deemed an “unsuitable person” or is an affiliate of an “unsuitable person.” We may not pay dividends, except to defray tax liabilities, to any stockholder who has not been licensed or found suitable by the Nevada Commission without the Nevada Commission's approval.

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

Forward-Looking Statements

Throughout this Annual Report on Form 10-K , we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this Annual Report on Form 10-K will happen as described or that any positive trends referred to in this Annual Report on Form 10-K will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this Annual Report on Form 10-K thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	adverse consequences from our current default under our credit facilities, such as the imposition of default interest rate or acceleration of the amounts outstanding thereunder;

•	potential impairment of long-lived assets;

•	our limited operating history under our Management Agreement;

•	our substantial losses since the Substantial Consummation Date;

•	our inability to achieve projected financial results and to service our debt obligations;

•	negative effects of the Chapter 11 Cases on our image;

•	competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions;

•	risks related to geographic market concentration;

•	loss of management and key personnel;

•	changes or developments in laws, regulations or taxes in the gaming industry, for example, an increase in the Nevada gaming tax;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	adverse effects of factors that are beyond our control;

•	uninsured losses or losses that are not adequately covered by insurance;

•	costs and liabilities associated with litigation;

•	the consequences of concerns associated with wars, terrorism and homeland security;

•	labor disputes and work stoppages;

•	volatility in our hold percentage;

•	the availability of additional capital to support capital improvements and development;

•	the loss of technological services and electrical power;

•	the loss in value of the Riviera brand;

•	our inability to protect our brands;

•	adverse effects from climate change, climate change regulations and greenhouse gas effects;

•	costs associated with legal claims and litigation related to the alleged effect of our operations on climate change;

•	adverse consequences from data breaches and other cyber security related risks;

•	the availability and adequacy of our cash flow to meet our capital requirements, including payment of amounts due under our credit agreements, and our inability to raise additional capital if needed;

•	adverse consequences of interest rate fluctuations; and

•	restrictions imposed by the terms of our indebtedness and our ability to meet the affirmative and negative covenants set forth in our credit agreements.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Riviera Hotel & Casino is located on the Las Vegas Strip, at 2901 Las Vegas Boulevard South, Las Vegas, Nevada and occupies approximately 26 acres. The building comprises approximately 1.8 million square feet. The building includes approximately 92,000 square feet of casino space, approximately 140,000 square feet of convention, meeting and banquet facility space, 2,075 hotel rooms, two restaurants, two snack bars, four showrooms, a lounge and approximately 2,300 parking spaces.

In addition, the building houses our executive and administrative offices. We own the land and buildings on and in which we operate Riviera Hotel & Casino.

There are approximately 17 concessions operated under individual leases with third parties that provide food and beverage, retail, and service amenities, 7 of which are located in our food court. The leases are for periods from one month to several years.

We have pledged essentially all of our assets, including Riviera Hotel & Casino, as collateral to secure our obligations under the Series A and Series B Credit Agreements.

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

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s equity securities. As described elsewhere in this Annual Report on Form 10-K, on the Substantial Consummation Date, all existing shares of the Company’s equity securities, including common stock outstanding prior to the Substantial Consummation Date, were canceled, and the Company issued (i) 10 shares of Class A Voting Common Stock, and (ii) 8,550,000 shares of Class B Non-Voting Common Stock. Between June 26, 2009 and the Substantial Consummation Date, our then common stock was quoted on the OTC Pink market tier maintained by OTC Markets Group Inc. During the year ended December 31, 2013, the Company issued no shares of Class B Non-Voting Common Stock.

As of March 28, 2014, there was one stockholder of record of our Class A Voting Common Stock and 16 stockholders of record of our Class B Non-Voting Common Stock.

We have never paid dividends on our stock, nor do we anticipate paying dividends in the foreseeable future. We intend to retain our cash flow or earnings, if any, to use in our ongoing operations. The holders of our Class A Voting Common Stock have no right to receive dividends or any other distributions. Subject to the rights of any preferred stock when, as and if, dividends are declared on our common stock, whether payable in cash, in property or in securities of the Company, the holders of our Class B Non-Voting Common Stock shall be entitled to share equally, share for share, in such dividends. Also, due to gaming law considerations, we are prohibited to pay dividends to anyone who is deemed an “unsuitable person” or is an affiliate of an “unsuitable person.” We may not pay dividends, except to defray tax liabilities, to any stockholder who has not be licensed or found suitable by the Nevada Commission without the Nevada Commission's approval.

During the year ended December 31, 2013, we did not make any purchases of our Class A Voting Common Stock.

The Company did not maintain any equity compensation plan during 2013.

We have not provided a performance graph as there is no market for our securities.

Item 6.        Selected Financial Data

The following selected consolidated financial data presents the financial results of the Company for the Successor as of and for the years ended December 31, 2013 and 2012, and the Successor nine months ended December 31, 2011 and for the Predecessor three months ended March 31, 2011, and the Predecessor years ended December 31, 2010 and 2009.

In accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code, we adopted fresh-start reporting upon the Plan being consummated and becoming effective on December 1, 2010. As of the Substantial Consummation Date, the Company adopted the “fresh-start” provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Substantial Consummation Date. Certain of these values differed materially from the values recorded on Predecessor’s balance sheet as of April 1, 2011. In addition, the Company’s accounting practices and policies may not be the same as that of Predecessor’s. For all of these reasons, our consolidated financial statements for periods subsequent to the Substantial Consummation Date are not comparable with Predecessor’s prior periods.

The accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011 are presented for two periods: the Predecessor three months ended March 31, 2011 and the Successor nine months ended December 31, 2011. The Predecessor three months ended March 31, 2011 reflect the historical accounting basis in Predecessor’s assets and liabilities, while the Successor nine months ended December 31, 2011 reflect assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following information is not necessarily indicative of our future financial results.
 `1`(In thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Income Statement Data:
Net revenues	$66,560	$76,359	$61,027	$20,649	$79,266	$91,881
Loss from continuing operations	(15,534)	(47,337)	(13,348)	(2,535)	(13,104)	(6,564)
Impairment	—	(24,826)	—	—	—	—
Loss from continuing operations - excluding impairment	(15,535)	(22,511)	(13,348)	(2,535)	(13,104)	(6,564)
Net income (loss) from continuing operations	(26,711)	(46,866)	(16,966)	81,124	(24,113)	(25,553)
Fresh-start accounting adjustment	—	—	—	37,530	—	—
Gain on reorganization of debt	—	—	—	47,500	—	—
Net income (loss) from continuing operations - excluding impairment,fresh-start and reorganization adjustments	(26,711)	(22,040)	(16,966)	(3,906)	(24,113)	(25,553)
Income (loss) from continuing operations per common share - basic	(2.96)	(5.18)	(1.88)	6.52	(1.94)	(2.05)
Income (loss) from continuing operations per common share - diluted	(2.96)	(5.18)	(1.88)	6.41	(1.94)	(2.05)

	Successor			Predecessor
	December 31, 2013	December 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010	December 31, 2009
Balance Sheet Data (as of period end):
Total assets	$206,558	$226,287	$255,202	$188,893	$188,737	$198,950
Total debt	82,750	76,873	72,380	60	276,653	249,806
Total stockholders' equity (deficit)	85,578	112,289	143,014	(106,013)	(103,797)	(83,073)

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate Riviera Hotel & Casino on the Las Vegas Strip in Las Vegas, Nevada, and owned and operated Riviera Black Hawk in Black Hawk, Colorado until its sale on April 26, 2012.

On September 29, 2011, RHC, ROC and RBH, entered into a Stock Purchase Agreement with the Buyer, pursuant to which the Buyer agreed to purchase the Riviera Black Hawk by acquiring all of the issued and outstanding shares of common stock of RBH. This transaction was completed on April 26, 2012. The Buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments.

Our capital expenditures for Riviera Hotel & Casino are geared primarily toward maintaining and upgrading our hotel rooms, gaming products, convention space, restaurants, bars and entertainment venues.

Our primary marketing focus in Las Vegas is to maximize gaming revenues and grow revenue per available room, or RevPar. To maximize gaming revenues, we market directly to members of our Club Riviera utilizing customized mail offerings and special promotions to entice players to visit and game at the property. We frequently use free slot play, complimentary room, food and beverage and entertainment products to increase player visits and gaming revenues. We also use various promotions to entice hotel guests that are not members of Club Riviera to join Club Riviera and game at the property. To grow RevPar, we are leveraging our significant convention space to entice meeting planners and convention coordinators to choose Riviera Hotel & Casino for their events. Moreover, we are showcasing our hotel room product to grow our tour and travel and internet sales.

In addition to the above, we continuously strive to maximize the number of people who patronize Riviera Hotel & Casino but who are not guests in our hotel. We achieve this by capitalizing on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities. We are well situated for walk-in traffic on the Las Vegas Strip near several major properties including the Circus Circus Las Vegas Resort and Casino, LVH (Las Vegas Hotel and Casino), Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects. While we benefit from our proximity to several major properties, the dormant Resorts World Las Vegas (formerly known as Echelon) and Fontainebleau construction projects and the SLS Las Vegas property (formerly known as the Sahara Hotel & Casino) closed for renovation have caused a major reduction in walk-in traffic. We anticipate that our walk-in traffic will be adversely impacted until the opening of SLS Las Vegas, anticipated to occur on Labor Day weekend 2014.

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

Results of Operations

The accompanying table shows Predecessor’s results of operations for the three months ended March 31, 2011, Successor’s results of operations for the nine months ended December 31, 2011 and the twelve months ended December 31, 2012 and December 31, 2013, and the combined results of operations of Predecessor and Successor for the twelve months ended December 31, 2011. The results for the twelve-months ended December 31, 2011, were derived by the mathematical addition of the results of the three months ended March 31, 2011 Predecessor Period and the nine months ended December 31, 2011 Successor Period. The presentation of financial information for the combined twelve months ended December 31, 2011 herein may yield results not fully comparable on a period-to-period basis, particularly with respect to depreciation, amortization, interest expense and tax provision accounts, as a result of the adoption of fresh-start reporting by us on April 1, 2011 and the sale of RBH. In addition, the results of operations for the combined twelve months ended December 31, 2011 do not comply with accounting principles generally accepted in the United States or with the SEC's rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2011 to our results for current and prior periods.

(In thousands)	Successor Year Ended December 31, 2013	Successor Year Ended December 31, 2012	Percentage Increase (Decrease) 2013 vs 2012	Successor Nine Months Ended December 31, 2011	Predecessor Three Months Ended March 31, 2011	2011 Combined	Percentage Increase (Decrease) 2012 vs 2011
Revenues
Casino	$27,786	$34,314	(19.0)%	$28,837	$8,983	$37,820	(9.3)%
Rooms	30,743	33,400	(8.0)%	25,954	9,288	35,242	(5.2)%
Food and beverage	10,443	13,486	(22.6)%	10,579	3,843	14,422	(6.5)%
Entertainment	717	1,571	(54.4)%	2,125	745	2,870	(45.3)%
Other	3,160	3,507	(9.9)%	2,888	1,088	3,976	(11.8)%
Total revenues	72,849	86,278	(15.6)%	70,383	23,947	94,330	(8.5)%
Less-promotional allowances	(6,289)	(9,919)	(36.6)%	(9,356)	(3,298)	(12,654)	(21.6)%
Net revenues	66,560	76,359	(12.8)%	61,027	20,649	81,676	(6.5)%
Expenses
Casino	17,407	28,133	(38.1)%	19,881	5,779	25,660	9.6%
Rooms	19,373	20,950	(7.5)%	14,420	4,578	18,998	10.3%
Food and beverage	9,259	10,776	(14.1)%	9,249	3,498	12,747	(15.5)%
Entertainment	807	1,531	(47.3)%	1,626	425	2,051	(25.4)%
Other	946	1,127	(16.1)%	836	293	1,129	(0.2)%
Other operating expenses:
Share-based compensation	—	—	—%	—	12	12	(100.0)%
Other general and administrative	27,679	28,547	(3.0)%	22,606	6,211	28,817	(0.9)%
Emergence related expenses	—	—	—%	1,699	—	1,699	(100.0)%
Asset Impairment	—	24,826	(100.0)%	—	—	—	100.0%
Depreciation and amortization	6,624	7,806	(15.1)%	4,058	2,388	6,446	21.1%
Total expenses	82,095	123,696	(33.6)%	74,375	23,184	97,559	26.8%
Loss from Operations	$(15,535)	$(47,337)	(67.2)%	$(13,348)	$(2,535)	$(15,883)	198.0%

2013 Compared to 2012

Revenues

Net revenues for 2013 were $66.6 million, a decrease of $9.8 million, or 12.8%, from $76.4 million for the comparable period in the prior year.

Casino revenues for 2013 were $27.8 million, a decrease of $6.5 million, or 19.0% for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the period in the prior year, slot machine revenue was $22.3 million, a decrease of $4.4 million, or 16.6%, from $26.7 million and table game revenue was $5.4 million, a decrease of $1.7 million, or 24.3% from $7.1 million. Slot machine win decreased due to lower visitation during 2013 which saw coin-in decrease to $296.7 million for the year ended December 31, 2013 from $382.8 million for the comparable period in the prior year, which was partially offset by an increase in hold percentage of 7.5% from 7.0% for the comparable period in the prior year. Table games saw a substantial decrease in volume due to the cancellation of our strategy to target gamers that prefer the Baccarat, Pai Gow, and other traditionally Asian style games in 2012. Table game drop was $34.2 million for 2013, compared to $65.2 million for the comparable period in the prior year, however, a higher hold percentage of 15.6% in 2013 compared to 10.8% for 2012 slightly offset the reduced volume.

Room revenues for 2013 were 8.0% lower than for the comparable period in the prior year. The decrease in room revenues was seen in all channels, but most significantly in the Group, Retail, and Casino channels. Occupancy decreased 10.0% to 63.4% for 2013 from 73.4% in the prior year. Our average daily room rate increased 3.0% to $54.23 in 2013 from $52.66 in 2012. Room revenues included $3.1 million and $4.8 million related to rooms provided to casino guests on a complimentary basis for the years ended December 31, 2013 and 2012, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for 2013 declined 22.6% from the comparable period in the prior year. The decrease was due primarily to selective reduction of hours of operation and closure of outlets during low occupancy dates. The reduction was partially offset by the addition of the Wicked Vicky Tavern and an increase in R Steak & Seafood business. Food and beverage revenues included $3.0 million and $4.0 million related to food and beverage provided to casino guests on a complimentary basis for the years ended December 31, 2013 and 2012, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for 2013 decreased 54.4% from the comparable period in the prior year. The decrease in entertainment revenues is primarily due to the reduction of headliner shows in the Royale Pavilion since 2012. We eliminated some shows in the Starlite Lounge in 2012 due to low ticket sales. Entertainment revenues included $0.1 million and $0.6 million in revenues related to show tickets offered to guests on a complimentary basis for the twelve months ended December 31, 2013 and 2012, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for 2013 decreased 9.9% from the comparable period in the prior year. The decrease was primarily due to a decline in retail sales due to the closure of our retail store, tenant rents related to the termination of the Queen Victoria Pub lease in May 2013, and ATM revenue related to lower gaming play. There was a decrease in revenue from the business center, as it was closed in May 2012, with the space being leased to the UPS Store, which offset the lost revenues and related additional expenses of self-operating.

Promotional allowances were $6.3 million and $9.9 million for the years ended December 31, 2013 and 2012, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our efforts to focus complimentaries on our most valuable customers.

Costs and Expenses

Costs and expenses for 2013 were $82.1 million, a decrease of $41.6 million, or 33.6%, from $123.7 million for the comparable period in the prior year.

Casino costs and expenses for 2013 decreased 38.1% from the comparable period in the prior year. The decrease in casino expenses was primarily due to a decrease in table game and slots payroll and related costs due to a reduction in staffing due to a more condensed gaming floor layout. Marketing expenses decreased as a result of a more targeted campaign and the bad debt reserve decreased related to the decrease in exposure related to credit issuance.

Room department costs and expenses for 2013 decreased 7.5% from the comparable period in the prior year. The decrease in room expenses was primarily due to a reduction in staffing and other expenses related to lower occupancy.

Food and beverage costs and expenses for 2013 decreased 14.1% from the comparable period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower volume as explained above.

Entertainment department costs and expenses for 2013 decreased 47.3% as we reduced contract payments to entertainers based on revenue share agreements for shows, and reduced equipment rental and ticketing costs.

Other operating costs and expenses, excluding depreciation and amortization, decreased as a result of asset impairment charges of $24.8 million in 2012. As of September 30, 2012, management concluded indicators of goodwill impairment existed and, as required by ASC Topic 350, recorded an estimated impairment loss of $24.8 million in 2012.

Net Loss from Continuing Operations

Net Loss from Continuing Operations for the years ended December 31, 2013 and 2012 were $15.5 million and $47.3 million, respectively.

2012 Compared to 2011

Revenues

Net revenues for 2012 were $76.4 million, a decrease of $5.3 million, or 6.5%, from $81.7 million for the comparable Combined period in the prior year.

Casino revenues for 2012 were $34.3 million, a decrease of $3.5 million, or 9.3% for the comparable Combined period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the Combined period in the prior year, slot machine revenue was $30.7 million, a decrease of $0.4 million, or 1.3%, from $31.1 million and table game revenue was $7.1 million, a decrease of $1.9 million, or 21.4% from $9.0 million. Slot machine win decreased due to lower visitation during 2012 which saw coin-in decrease to $382.8 million for the year ended December 31, 2012 from $404.4 million for the comparable Combined period in the prior year, which was partially offset by an increase in hold percentage of 8.0% from 7.7% for the comparable Combined period in the prior year. Table games, on the other hand, saw a substantial increase in volume due to the implementation of our strategy to target gamers that prefer the Baccarat, Pai Gow, and other traditionally Asian style games. Table game drop was $65.2 million for 2012, compared to $47.1 million for the comparable Combined period in the prior year, however, a lower hold percentage of 10.8% in 2012 compared to 19.1% for 2011 Combined significantly reduced revenues for the year ended December 31, 2012 compared to the comparable Combined period in the prior year.

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

Promotional allowances were $9.9 million and $12.7 million for the years ended December 31, 2012 and 2011 Combined, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our efforts to focus complimentaries on our most valuable customers.

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

Food and beverage costs and expenses for 2012 decreased 15.5% from the comparable Combined period in the prior year. The decrease was primarily due to a reduction in food and beverage expenses related to the lower distribution volume as explained above.

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

Liquidity and Capital Resources

The Company had $60.1 million and $76.5 million in cash and cash equivalents (of which $39.3 million and $62.6 million, respectively, was restricted) as of December 31, 2013 and 2012, respectively. Additionally, effective April 1, 2011, the Company has access to a $10 million Working Capital Facility. However, due to the default under the Series A Credit Agreement and the Series B Credit Agreement described in Note 9 to the consolidated financial statements, we do not currently have the ability to draw any funds under the Working Capital Facility until such time as the default is cured or waived. The lenders under our Series A Credit Agreement and our Series B Credit Agreement also hold 100% of our Class B Non-Voting Common Stock. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional cash, which may include the issuance of additional equity, debt financing and/or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. If repayment of the indebtedness under our Series A Credit Agreement and Series B Credit Agreement were accelerated, we do not believe the Company has sufficient liquidity and capital resources to meet both debt service and normal operating expenditures.

Our cash and cash equivalents increased $6.8 million during 2013 compared to the prior year primarily due to release of restricted cash of $23.3 million less cash used in operating activities of $13.5 million and $3.0 million in net cash used in investing activities. The $3.0 million in net cash used in investing activities was primarily related to capital expenditures to update the casino floor, update a portion of room inventory, renovate a restaurant, and perform maintenance and safety related improvements at the Riviera Hotel & Casino.

Series A Credit Agreement

The information set forth under the caption “Series A Credit Agreement” in Note 9 to the consolidated financial statements is incorporated herein by reference.

Series B Credit Agreement

The information set forth under the caption “Series B Credit Agreement” in Note 9 to the consolidated financial statements is incorporated herein by reference.

Current Economic Environment

We believe that a number of factors are affecting consumer sentiment and behavior. We believe that consumers have saved and will continue to save more and spend less on discretionary items such as vacations and gaming. Thus, we believe that the outlook for the gaming and hospitality industries remains highly uncertain. Based on these adverse circumstances, we believe that the Company will continue to experience lower than historical hotel occupancy, room rates and casino volumes.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	less than 1 year	1 to 3 years	4 to 5 years	more than 5 years
Operating Leases	$1	$1	$—	$—	$—
Capital Leases	360	102	221	37	—
Resort Management Agreement*	4,350	2,325	2,025	—	—
Maturities of Borrowings Under Credit Facility (Note 9)	82,750	82,750	—	—	—
Purchase Obligations	988	988	—	—	—
Total Contractual Cash Obligations	$88,449	$86,166	$2,246	$37	$—

* This amount represents the total contractual obligations. $3.0 million of the $4.350 million is due and payable to Paragon if RHC achieves certain EBITDAM according to the agreement.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. We periodically evaluate our policies, and our estimates and assumptions related to these policies. We operate in a highly regulated industry. We are subject to regulations governing operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include the liability associated with our customer loyalty program, the cost of workers' compensation, property and casualty insurance settlements and the cost of litigation. We believe that these estimates are reasonable based upon our past experience with our business and based upon our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates.

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

Intangibles and Other Long-lived Assets

In accordance with accounting guidance related to other intangible assets, we test for impairment of indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates.

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

Long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our separate long-lived assets do not have identifiable cash flows independent of the cash flows of other assets and liabilities and cannot be identified with a specific asset group that has identifiable cash flows. As such, our long-lived assets comprise a single asset group for evaluation purposes. We evaluate whether an impairment indicator occurs primarily based on progress achieved against our business plan. To the extent an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the net carrying value to estimated undiscounted future cash flows expected to be generated. If the carrying amount of net assets exceeds the estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the net assets exceed the fair value. During 2013, an indicator of impairment was noted; however, there was no impairment recognized as the carrying amount of net assets was determined to be recoverable. The undiscounted cash flows of the asset group exceeded the total carrying value of such assets by approximately 79% as of December 31, 2013.

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

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing of Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for the Company).  The Company adopted the guidance as of January 1, 2013, which did not have a material impact on the consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of December 31, 2013, we had $82.8 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the credit agreements or an alternative rate based on the federal funds rate. As of December 31, 2013, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.8 million per year.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Company’s President and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management, with the participation of the President and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this evaluation, management, with the participation of the President and the Chief Financial Officer, concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors

The following table presents information as of March 31, 2014 regarding our directors and the directors of ROC, our wholly-owned subsidiary:

Name	Age	Position

Barry Sternlicht	53	Chairman of the Board

Marcos Alvarado	33	Director

Steven Hankin	53	Director

Derek Stevens	46	Director

Each of Messrs. Sternlicht, Stevens and Alvarado was appointed to the Board as of the Substantial Consummation Date pursuant to the Plan. Mr. Hankin was appointed to the Board on June 21, 2013. Each of Messrs. Sternlicht, Stevens, Alvarado and Hankin were designated to the Board pursuant to the Stockholders Agreement described in Item 1 of this Annual Report on Form 10-K and Note 13 to the consolidated financial statements. Mr. Hankin is designated as the “Class A Director” under the Stockholders Agreement. The directors will hold these positions until their successors are duly elected and qualified.

Provided below are descriptions and the backgrounds of our directors and their principal occupations for the past five years.

Barry S. Sternlicht, age 53, is the Chairman & Chief Executive Officer and owner of Starwood Capital Group, a private investment firm he formed in 1991, and its related entities. Entities affiliated with Starwood Capital Group collectively own approximately 43% of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC (which is managed and partly owned by Derek Stevens) and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Mr. Sternlicht is Chairman of Starwood Property Trust, the largest commercial mortgage REIT in the United States (NYSE: STWD), Starwood Waypoint Residential Trust (NYSE: SWAY), Baccarat, S.A., and TRI Pointe Homes, Inc. (NYSE: TPH). From 1995 through early 2005, Sternlicht was Chairman and CEO of Starwood Hotels & Resorts Worldwide, Inc., a company he founded in 1995. Mr. Sternlicht is a trustee of Brown University. He serves on the Board of Directors of The Estée Lauder Companies, Restoration Hardware, and the Pension Real Estate Association (PREA). He is the Chairman of the Board of the Robin Hood Foundation. He received his BA, magna cum laude, with honors from Brown University. He later earned an M.B.A. with distinction from Harvard Business School. Mr. Sternlicht’s extensive experience as a senior executive in the hospitality industry and service on several other board of directors provide significant insight and expertise to our Board in all facets of the Company’s operations and in its financing activities.

Marcos Alvarado, age 33, is a Senior Vice President of Starwood Capital Group responsible for the origination, underwriting, structuring and execution of investments in all property types across the capital stack with a geographic focus on New York City and corporate investments for the firm. Mr. Alvarado serves on the Board of Directors of Opus Bank, a California-based commercial bank, and Northwest Management, the holding company for the assets of Corus Bancshares.  He is also a member of the Executive Committee of ST Residential. Prior to joining Starwood Capital Group in 2008, Mr. Alvarado was a Vice President in Lehman Brothers’ Global Real Estate Group, and prior to that he worked in Morgan Stanley’s CMBS group. Mr. Alvarado holds a BA from Dartmouth College. Mr. Alvarado’s experience in the capital markets and with real estate-related corporate transactions provides our Board with invaluable expertise in the areas of financing and strategic opportunities.

Derek J. Stevens, age 46, is part-owner of and manages Desert Rock Enterprises LLC, through which he has been involved in the management of the Golden Gate Casino since March 2008. Desert Rock Enterprises LLC owns approximately 12% of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Mr. Stevens is currently the Chief Executive Officer of Golden Gate Casino, a position he has held since September 2009. In addition, Mr. Stevens controls The Cold Heading Co., Ajax Metal Processing, Inc. and Wolverine Carbide & Tool, Inc. He has been found suitable in both Nevada and Colorado. Mr. Stevens is a 1990 graduate of the University of Michigan. He received an M.B.A. in finance from Wayne State University in 1994. Mr. Stevens’ extensive general business experience and experience as a senior executive in the gaming industry provide our Board with invaluable expertise in these areas.

Steven Hankin, age 53, is a Managing Director of Portfolio Operations for Starwood Capital Group where he assists with managing the firm's operating entities and corporate investments. Before joining Starwood Capital Group, Mr. Hankin served as the Chief Executive Officer of Sentient Jet, a provider of private jet travel services. Prior to that, Mr. Hankin served as the Chief

Marketing Officer of Starwood Hotels & Resorts Worldwide where he was responsible for brand marketing, brand operations and creative services. Mr. Hankin previously ran Strategic Planning at Starwood Hotels & Resorts, during which time he was tasked with developing Starwood’s internet and distribution strategy. Before joining Starwood Hotels & Resorts, Mr. Hankin was a partner at McKinsey & Company, a global management consulting firm, and headed the firm’s Charlotte office. In his 13 years at McKinsey & Company, he served clients in parcel, rail, and air as well as the travel agency business. Mr. Hankin holds a BS from the Wharton School of the University of Pennsylvania and an MBA from the Darden School of the University of Virginia. Mr. Hankin was appointed to serve as a member of a newly formed management agreement committee. Mr. Hankin’s experience as a senior executive and management consultant with marketing initiatives provide our Board with invaluable expertise in the areas of management, marketing and corporate governance.

Executive Officers

The following table presents information as of March 31, 2014 regarding our and ROC’s executive officers:

Name	Age	Position

Robert James Kunkle	45	President of RHC, and President and General Manager of ROC

Michael Pearse	46	Chief Financial Officer and Treasurer of RHC

		Chief Financial Officer, Vice President - Finance and Treasurer of ROC

Tullio Marchionne	59	Secretary of RHC and ROC

Mr. Marchionne was appointed to the position indicated above as of the Substantial Consummation Date. Messrs. Kunkle and Pearse were appointed to the positions indicated above on June 21, 2013 (June 24, 2013 as the General Manager of ROC) and October 7, 2013, respectively. Paragon retained Mr. Kunkle as the General Manager of ROC pursuant to its authority under the Management Agreement. Our officers serve at the discretion of the Board and are also subject to the licensing requirements of the Nevada Gaming Commission.

Provided below are descriptions and the backgrounds of Messrs. Kunkle, Pearse and Marchionne.

Robert James Kunkle, age 45, has served as our President and as the President and General Manager of ROC since June 2013. Prior to joining the Company, Mr. Kunkle served in a number of positions with Station Casinos from March 2008 to November 2012, most recently as Vice President and General Manager of Texas Station Hotel and Gambling Hall. Mr. Kunkle began his service with Station Casinos as General Manager of Wildfire Gaming, a division of Station Casino, with multiple casino properties in Las Vegas and Henderson, Nevada, and also served as Vice President and Assistant General Manager of Texas Station Hotel and Gambling Hall and Vice President and General Manager of Fiesta Rancho Hotel and Casino. From November 2006 through March 2008, Mr. Kunkle was Director of Food and Beverage for Horseshoe Casino (Caesars Entertainment) in Hammond, Indiana.
Michael Pearse, age 46, has served as our Chief Financial Officer and Treasurer, and the Chief Financial Officer, Vice President - Finance and Treasurer of ROC since October 2013. Mr. Pearse is a Certified Public Accountant (inactive) and brings over 19 years of experience in the hospitality industry, primarily in the area of finance and accounting. Before joining the Company, Mr. Pearse was the Director of Finance for the Belle of Baton Rouge since January 2013. Before that, Mr. Pearse was the Vice President of Finance for L'Auberge Casino & Hotel Resort, a position he held from April 2011 until November 2012. Before that, Mr. Pearse served as Executive Director of Finance for Mandalay Bay Resort from October 2006 until February 2011, and before that as Director of Finance for various properties owned by Stations Casinos from September 2005 until October 2006. Mr. Pearse also served in a variety of finance and accounting positions for Caesars Entertainment from December 1993 until August 2005. Mr. Pearse holds a Bachelor of Arts degree in Management and a Master’s of Business Administration degree from Southeastern Louisiana University.

Tullio J. Marchionne, age 59, has served as our secretary since February 2000. Mr. Marchionne served as a Co-CEO between April 2010 and March 2011 and as our General Counsel between January 2000 and March 2011. Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a casino dealer and served in various capacities, including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when he was transferred to the Four Queens Hotel and

Casino as Director of Casino Operations pursuant to the management agreement our subsidiary had with the Four Queens. He served in that position until May 1997. Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997. Mr. Marchionne served as a Casino Supervisor with Bally’s Las Vegas from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort at Summerlin from November 1998 until December 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (Section 16(a)) requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC certain reports regarding ownership of our common stock. Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports that were furnished to us by those reporting persons in connection with certain of those reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during 2013.

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

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by or paid to the following type of executive officers for the years ended December 31, 2013 and 2012, and nine-month period ended December 31, 2011 Combined: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer or principal financial officer for the fiscal year ended December 31, 2013; (ii) the Company’s three most highly compensated executive officers, other than the Company’s current principal executive officer and principal financial officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2013; and (iii) up to two additional individuals for whom disclosure would have been provided under clause (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2013. We refer to these individuals collectively as our “Named Executive Officers” or "NEOs."

Name and Principal Position (1)	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Total
Robert James Kunkle	2013	$96,154	—	$11,250	$72	$107,476
President
Michael Pearse	2013	33,654	—	—	—	33,654
Chief Financial Officer
Tullio Marchionne	2013	200,000	—	7,500	826	208,326
Secretary	2012	200,000	—	—	826	200,826
	2011	228,462	75,000	—	2,704	306,166
Johannes Franken	2013	169,999	—	6,375	288	176,662
Vice President of Hotel Operations	2012	170,001	—	—	288	170,289
	2011	107,885	—	—	120	108,005
Andy Choy	2013	315,838	—	—	207,941	523,779
Former Chief Executive Officer and President	2012	450,000	—	—	497	450,497
	2011	323,654	—	—	248	323,902
Paul Roshetko	2013	149,352	6,563	—	7,281	163,196
Former Chief Financial Officer	2012	40,385	—	—	0	40,385
Noah Acres	2013	144,301	—	—	77,048	221,349
Former Senior Vice President of Gaming Development	2012	250,000	—	—	250	250,250
	2011	224,039	—	—	146	224,185

(1) Changes in Officers of the Company:
Upon the Substantial Consummation Date, Andy Choy was appointed Chief Executive Officer and President of the Company and later resigned on June 21, 2013. Tullio Marchionne resigned his position as Co-CEO of the Company effective March 31, 2011, and retained his title as Secretary of the Company. Robert James Kunkle was appointed President of the Company on June 21, 2013. Paul Roshetko joined the Company as Chief Financial Officer on September 24, 2012 and later resigned on October 4, 2013. Michael Pearse joined the Company as Chief Financial Officer on October 7, 2013.
(2) Includes payment for auto allowance,executive life insurance, and severance upon termination of employment. For the year ended December 31, 2013, Andy Choy received $207,693, Paul Roshetko received $6,731 and Noah Acres received $76,923 in severance upon termination of employment.

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

We evaluate and establish the total compensation of our NEOs in light of what we believe to be the compensation practices, and relative corporate financial performance, of other companies in the gaming industry similar to us in terms of asset size and target market.  We do not engage in a formal benchmarking study.  Because many of these companies are not publicly held, their compensation practices are not published publicly.  As such, we rely on the industry experience and knowledge of our Board in determining appropriate NEO compensation.

Compensation Elements

Our NEO compensation program has two primary components, which are annual salary and bonuses paid under our discretionary Bonus Plan.

 Annual Salary:  The salary element compensates each NEO for performance of the fundamental duties associated with that NEOs position.  In addition to what we believe to be the compensation practices and relative corporate financial performance of other companies in the gaming industry similar to us in terms of asset size and target market, we consider other factors in establishing NEO annual salaries, including the executive’s respective record of leadership and service to us, our growth during the NEOs term of employment, the relative importance of the NEO in overseeing both our strategic direction and our day-to-day operations, the relative performance of our competitors, and civic leadership in the Las Vegas area.  Salaries are reviewed annually and are adjusted as warranted.

Incentive Bonus Plan: Those of our NEOs who currently serve as officers are eligible for cash bonuses under our Bonus Plan (as defined below under “Incentive Bonus Plan”). We intend that bonuses paid to our NEOs will reward them for the achievement of successful financial, strategic, and operational performance. Our Bonus Plan measures and rewards our NEOs based on a formula directly linked to the annual financial results of the Company, as measured by EBITDAM, thereby aligning our NEOs’ interest with our stockholders’. The Bonus Plan is intended to attract and retain highly-qualified management personnel by providing appropriate incentive awards. Further details about the Bonus Plan and payments made for 2013 under the Bonus Plan are set forth below under “Incentive Bonus Plan.”

Other Benefits and Compensation

The NEOs also participate in our other benefit plans on the same basis as other employees.  The plans include subsidized health insurance benefits and company paid life insurance.

Board Process - Compensation Committee Interlocks and Insider Participation

The Board considers and approves all compensation to the NEOs.  The Board reviews the performance and the compensation of the President and sets his compensation after discussion of performance and performance metrics.  For the remaining NEOs, the President makes recommendations to the Board that generally are approved. The Board believes that it is appropriate for the Company not to have a Compensation Committee. All directors participate in the consideration of executive officer and director compensation.

Compensation Committee Report

The Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Board has determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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
Steven Hankin
Derek Stevens

Employment Agreements and Payments Upon Change of Control or Termination

Employment Agreements

On June 24, 2013, the Company executed an employment offer letter with Robert James Kunkle for his services as the General Manager of the Riviera Hotel & Casino (the "Kunkle Agreement"). The Kunkle Agreement is effective as of June 24, 2013. The Kunkle Agreement provides that Mr. Kunkle's employment is at-will and may be terminated by either party at any time with or without cause and with or without notice, subject to the severance arrangement described below. The Kunkle Agreement provides that Mr Kunkle will earn an annual base salary of $200,000 and that he is eligible for a potential bonus equal to 30% of his base salary based on predetermined EBITDA and customer service objectives set by the Company. During the term of the Kunkle Agreement, the executive is entitled to participate in the Company’s benefit plans generally made available from time to time to the Company’s senior executives. The Company will reimburse Mr. Kunkle for COBRA for the period of time until he is eligible for the Company's benefits. Mr. Kunkle is entitled to 15 business days' paid time off in each calendar year (which were prorated for 2013).

The Company's offer letter with Michael Pearse, dated September 8, 2013 (the "Pearse Agreement"), provides that Mr. Pearse will earn an annual base salary of $175,000 and that he is eligible for a potential bonus equal to 20% of his base salary based on predetermined EBITDA and customer service objectives set by the Company, in his role as Chief Financial Officer and Treasurer of RHC and Vice President of Finance of ROC, Mr. Pearse is entitled to participate in the Company’s benefit plans generally made available from time to time to the Company’s senior executives. Mr. Pearse is entitled to 18 days paid time off in each calendar year (which were prorated for 2013). Under the Pearse Agreement, the Company reimbursed Mr. Pearse $12,000 for moving expenses (which Mr. Pearse is obligated to pay back in the event of termination of his employment during the first year of employment under certain circumstances).

On May 9, 2012, the Company entered into an Employment Agreement with Andy Choy for his service as the Company’s Chief Executive Officer (the “Choy Agreement”) providing for an initial term of three years and an annual base salary of $450,000. The Choy Agreement terminated upon his separation from the Company on June 21, 2013. For a period of six months following termination of his employment, Mr. Choy was prohibited from engaging in certain competitive conduct, further described in the Choy Agreement, within a 100-mile radius of the Riviera Hotel & Casino. Further, for a period of 18 months after termination of employment, Mr. Choy may not (a) share with competitors or their affiliates certain information pertaining to advertisers, suppliers, vendors, independent contractors, brokers, partners, patrons, executives or customers (collectively referred to as “business contacts” in the Choy Agreement) of the Company, or certain prospective business contacts, and (b) solicit business contacts or employees. Mr. Choy also has agreed to keep certain information with respect to the Company and its business affiliates confidential for a period of five years after termination of his employment.

The foregoing description of the Kunkle Agreement, the Pearse Agreement and the Choy Agreement does not purport to be complete and is qualified in its entirety by reference to Kunkle Agreement, the Pearse Agreement and the Choy Agreement, which are attached hereto as Exhibit 10.11, Exhibit 10.12 and Exhibit 10.4, respectively, and are incorporated herein by reference.

Payments Upon Termination of Employment

On June 21, 2013, Mr. Choy separated from his position as Chief Executive Officers of the Company and as a member of the Board. Upon his separation, the Company paid Mr. Choy $225,000 in cash severance, an amount equal to 6 months' base salary, and is providing continuation of health care benefits for him and his dependents for a period of 12 months. The Company estimates that the cash value of the continuation of health care benefits is $18,137. The total cash value of Mr. Choy's severance package is estimated to be $243,137. It was a condition to Mr. Choy's right to receive severance payments under the Choy Agreement that he execute a general release in favor of the Company. As described above, certain restrictive covenants apply to Mr. Choy for specified periods following the termination of his employment under certain circumstances but these covenants were not conditions to his right to receive severance payments or benefits under the Choy Agreement.

On October 4, 2013, Paul Roshetko separated from his positions as the Chief Financial Officer and Treasurer of the Company and the Chief Financial Officer, Treasurer and Vice President of Finance of ROC. In exchange for a general release in favor of the Company, the Company agreed to compensate Mr. Roshetko through October 18, 2013.

Potential Payments Upon Termination of Employment

The Kunkle Agreement provides that if Mr. Kunkle's employment is terminated without cause during the first 18 months of employment, Mr. Kunkle will be entitled to six months' salary continuation. If termination without cause occurs during the last six months, the amount of salary continuation will decline proportionately until it reaches zero at the end of the two year employment. Assuming that the Company had terminated Mr. Kunkle's employment without cause on December 31, 2013, the Company would have paid Mr. Kunkle cash severance of $100,000.

Stay Put Bonus Agreements

On October 8, 2012, the Company entered into substantially identical Stay Put Bonus Agreements with each of Andy Choy, Paul Roshetko, Tullio Marchionne, Noah Acres and Johannes Franken. Pursuant to the Stay Put Bonus Agreements, if the Company closed a fundamental corporate transaction of a specified type, such as a merger or asset sale, on or before December 31, 2013, each executive was entitled to receive a cash stay bonus. The Stay Put Bonus Agreements expired on December 31, 2013 without triggering any payment obligation.

Restricted Stock Plan

The Company terminated its restricted stock plan upon the Substantial Consummation Date. No awards under the restricted stock plan were made in 2011.

Stock Option Plans and Stock Grants

Since the Substantial Consummation Date, the Company has not maintained any compensation plans or individual compensation arrangements under which the Company’s equity securities are authorized for issuance. None of the Named Executive Officers were granted stock options or other incentive awards in 2013, 2012 or 2011. During 2013 and as of December 31, 2013, there were no stock options, unvested stock or equity incentive plan awards issued and outstanding.

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

Incentive Bonus Plan

The purpose of the Company’s discretionary Riviera Hotel & Casino Bonus Plan (the “Bonus Plan”) is to attract and retain highly-qualified management personnel by providing appropriate incentive awards. A Bonus Plan participant does not have any claim to be granted any bonus under the Bonus Plan and the Company may reduce or eliminate the amount payable to any Bonus Plan participant, in each case based upon such factors as the Company may deem relevant. There is no obligation for uniformity of treatment among Bonus Plan participants. Except for discretionary bonuses paid outside of the Bonus Plan, a Bonus Plan participant must be employed by the Company for the entire quarterly period for which a bonus is paid and at the time of payment disbursements to be eligible to receive an awarded bonus. The President and General Manager, the Chief Financial Officer, Vice Presidents, Directors, the Secretary and certain managers of the Company are eligible to receive bonuses under the Plan.

Each Bonus Plan participant is eligible to receive an aggregate annual bonus in an amount up to a specified percentage of such Bonus Plan participant’s base salary. The table below sets forth such percentages for the Company’s Named Executive Officers who were eligible to participate in the Bonus Plan during 2013.

Name and Title	Annual Bonus Eligibility Level
Robert James Kunkle President and General Manager	30%
Michael Pearse Chief Financial Officer	20%
Tullio Marchionne Secretary	20%
Johannes Franken Vice President of Hotel Operations	20%
Paul Roshetko Former Chief Financial Officer	20%

Bonuses are dependent on two factors: (a) the Company may award a Bonus Plan participant up to 75% of the maximum bonus eligibility if the Company achieves an EBITDAM that is approved by the Company and (b) the Company may award a Bonus Plan participant up to 25% of the maximum bonus eligibility if the Company achieves certain customer service satisfaction shop scores target set by the Company in its discretion. The customer service shop scores target is verified by an independent third-party. The Company determines whether bonus targets have been achieved and pays bonuses quarterly. In addition to the foregoing, the Company may pay discretionary quarterly bonuses outside of the Bonus Plan.

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

The Company paid cash bonuses under the Plan for the quarters ended September 30, 2013 and December 31, 2013. With respect to each of the quarters ended September 30, 2013 and December 31, 2013, the Company achieved the applicable EBITDAM targets but did not meet the applicable customer satisfaction targets. Consequently, the Company awarded 75% of the maximum quarterly bonus amount to the eligible participants with respect to each such quarter. The Company did not pay any “catch-up” bonus awards for fiscal year 2013.

Grants of Plan-Based Awards in 2013

The following table provides information about non-equity incentive awards granted during fiscal year 2013 to each of our Named Executive Officers. Cash awards are made pursuant to the Bonus Plan. During fiscal year 2013, four of our Named Executive Officers were eligible to receive awards under the Bonus Plan for the third and fourth quarters. Those of our Named Executive Officers omitted from the table below were not eligible to receive any bonuses under the Bonus Plan for fiscal year 2013.

Name	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Robert James Kunkle	$30,000
Paul Roshetko (2)	15,608
Tullio Marchionne	20,000
Johannes Franken	17,000

(1)	The amounts presented represent the target amounts. There are no threshold or maximum levels for the awards. Payments under the Bonus Plan are made in the month following the fiscal quarter end date.

(2)
A Bonus Plan participant must be employed by the Company for the entire quarterly period for which a bonus is paid and at the time of payment disbursements to be eligible to receive an awarded bonus. Mr. Roshetko separated from the Company effective on October 4, 2013, at which time bonuses for the third quarter had not yet been paid. Consequently, the Company did not pay any bonus under the Bonus Plan to Mr. Roshetko for 2013.

DIRECTOR COMPENSATION

We did not offer any compensation to our directors for their service as such for the year ended December 31, 2013.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners and Management

The Company has two classes of common stock: Class A Voting Common Stock and Class B Non-Voting Common Stock. Only the Class A Voting Common Stock is a voting security. The following tables contain information regarding the beneficial ownership of our Class A Voting Common Stock and Class B Non-Voting Common Stock as of March 31, 2014, by (i) each of our directors and each of our Named Executive Officers, and (ii) all of our directors and executive officers as a group. With respect to our Class A Voting Common Stock, one of the tables below contains information regarding the beneficial ownership by each person who, to our knowledge, beneficially owns more than 5% of the Class A Voting Common Stock. The percentage of outstanding shares of common stock represented by each named person’s stock ownership assumes the exercise by such person of all stock warrants beneficially owned by such person that are exercisable within 60 days of March 31, 2014, but does not assume the exercise of stock warrants by any other persons. The percentage of outstanding stock represented by the stock ownership of all of our directors and executive officers as a group assumes the exercise by all members of that group of stock warrants beneficially owned by such members that are exercisable within 60 days of March 31, 2014, but does not assume the exercise of options by any persons outside of that group. Except as indicated in the footnotes to the tables, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name. The address for each director and executive officer is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

	Class A Voting Common Stock Beneficially Owned
Name (1)	Number	Percentage
Barry S. Sternlicht (2)	10	100%
Derek J. Stevens	0	—%
Marcos Alvarado	0	—%
Steven Hankin	0	—%
Robert James Kunkle	0	—%
Tullio J. Marchionne	0	—%
Michael Pearse	0	—%
Johannes Franken	0	—%
Andy Choy (3)	0	—%
Paul Roshetko (3)	0	—%
Noah Acres (3)	0	—%
All directors and executive officers as a group (1), (2)	10	100.0%

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

(3)
Mr. Choy served as Chief Executive Officer of the Company until June 21, 2013, Mr. Roshetko served as Chief Financial Officer of the Company until October 4, 2013 and Mr. Acres served as the Senior Vice President of Gaming Development of the Company until October 20, 2013.

Class B Non-Voting Common Stock Beneficially Owned
Name	Number	Percentage
Directors and Executive Officers:
Barry S. Sternlicht (1)	3,917,815	43.3%
Derek J. Stevens (2)	1,044,998	11.6%
Marcos Alvarado	—	—%
Steven Hankin	—	—%
Robert James Kunkle	—	—%
Michael Pearse	—	—%
Tullio J. Marchionne	—	—%
Johannes Franken	—	—%
Andy Choy (3)	—	—%
Paul Roshetko (3)	—	—%
Noah Acres (3)	—	—%
All directors and executive officers as a group	4,962,813	54.9%

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

(3)
Mr. Choy served as Chief Executive Officer of the Company until June 21, 2013, Mr. Roshetko served as Chief Financial Officer of the Company until October 4, 2013 and Mr. Acres served as the Senior Vice President of Gaming Development of the Company until October 20, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, the Company did not maintain any compensation plans or individual compensation arrangements under which the Company’s equity securities are authorized for issuance.

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

During 2011, the Company paid an aggregate of $1.0 million of expenses associated with gaming authority licensing in Nevada and Colorado on behalf of Starwood Capital Entities. Mr. Sternlicht is our Chairman of the Board and is also the Chairman, Chief Executive Officer and owner of Starwood Capital Group and its related entities. Further, Mr. Sternlicht beneficially owns 100% of the shares of our Class A Voting Common Stock and approximately 43% of the shares of our Class B Non-Voting Common Stock (which shares of Class B Non-Voting Common Stock are directly owned by entities related to Starwood Capital Group). In addition, Marcos Alvarado and Steven Hankin, two of our directors, are employees of an entity related to Starwood Capital Group.

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

Director Independence

The Board is comprised of individuals with a direct and/or indirect financial interest in the Company. As such, none of our directors is independent.

Item 14.         Principal Accounting Fees and Services

Audit Fees

We were billed by our principal accountants, Ernst & Young, a total of $332,000 for 2013 and $290,000 for 2012 for their audits of our annual consolidated financial statements and their reviews of our consolidated financial statements in our Quarterly Reports on Form 10-Q for the respective years.

Audit-Related Fees

We were billed $23,600 by Ernst & Young in 2013 and $65,000 in 2012 for audit-related services associated with responding to SEC comment letters, the sale of RBH and our potential debt restructuring that are not reported above in “Audit Fees”.

Tax Fees

We were billed $112,326 and $118,500 by Ernst & Young in 2013 and 2012, respectively, for tax services associated with tax return preparation, restructuring and other general tax advisory services.

All Other Fees

We were not billed by Ernst & Young for other professional services in fiscal years 2013 and 2012.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)         List of Financial Statements

The following is a list of our Independent Registered Public Accounting Firm’s Reports and the Company’s Consolidated Financial Statements filed as part of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•
Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2013 and 2012 (Successor), the period January 1, 2011 through March 31, 2011 (Predecessor), and the period April 1, 2011 through December 31, 2011 (Successor)

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

•
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 (Successor), the period January 1, 2011 through March 31, 2011 (Predecessor), and the period April 1, 2011 through December 31, 2011 (Successor)

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

March 31, 2014	RIVIERA HOLDINGS CORPORATION

	By:	/s/ Robert James Kunkle
Robert James Kunkle
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry S. Sternlicht	Chairman of the Board	March 31, 2014
Barry S. Sternlicht

/s/ Robert James Kunkle	President (Principal Executive Officer)	March 31, 2014
Robert James Kunkle

/s/ Marcos Alvarado	Director	March 31, 2014
Marcos Alvarado

/s/ Steven Hankin	Director	March 31, 2014
Steven Hankin

/s/ Derek J. Stevens	Director	March 31, 2014
Derek J. Stevens

/s/ Michael Pearse	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2014

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1+
Stock Purchase Agreement, dated as of September 29, 2011, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., Monarch Growth Inc. and Monarch Casino & Resort, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on September 30, 2011 (Commission File Number  000-21430)).

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

10.1
Series A Credit Agreement, dated as of April 1, 2011, by and among Riviera Holdings Corporation, the Guarantors party thereto, the several banks and other financial institutions from time to time parties thereto, and Cantor Fitzgerald Securities, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 7, 2011 (Commission File Number 000-21430)).

10.2
Series B Credit Agreement, dated as of April 1, 2011, by and among Riviera Holdings Corporation, the Guarantors party thereto, the several banks and other financial institutions from time to time parties thereto, and Cantor Fitzgerald Securities, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 7, 2011 (Commission File Number 000-21430)).

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

10.4
Employment Agreement, dated as of April 1, 2011, by and between Riviera Holdings Corporation and Andy Choy (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 11, 2012 (Commission File Number 000-21430)).

10.5
Employment Agreement, dated as of April 19, 2011, by and between Riviera Holdings Corporation and Larry King (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 11, 2012 (Commission File Number 000-21430)).

10.6
Trademark and Domain Name License Agreement, dated as of April 26, 2012, by and between Riviera Operating Corporation and Riviera Black Hawk, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K , filed on May 1, 2012 (Commission File Number 000-21430)).

10.7
Series A Amendment and Consent Agreement, dated as of April 25, 2012, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Desert Rock Enterprises LLC, Cerberus Series Four Holdings, LLC and Strategic Value Special Situations Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K , filed on May 1, 2012 (Commission File Number 000-21430)).

10.8
Series B Amendment and Consent Agreement, dated as of April 25, 2012, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., SCH/VIII Bonds, L.L.C., SCH/VIII Bonds II, L.L.C., SCH/VIII Bonds III, L.L.C., SCH/VIII Bonds IV, L.L.C., Desert Rock Enterprises LLC, Cerberus Series Four Holdings, LLC and Strategic Value Special Situations Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 1, 2012 (Commission File Number 000-21430)).

10.9
Form of Stay Put Bonus Agreement and list of parties thereto (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on April 1, 2013 (Commission File Number 000-21430)).

10.10
Resort Management Agreement, dated as of June 21, 2013, by and between Riviera Holdings Corporation, Riviera Operating Corporation and Paragon Riviera LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2013 (Commission File Number 000-21430)).

10.11
Employment Offer Letter, dated June 24, 2013, between Riviera Operating Corporation and Robert James Kunkle (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2013 (Commission File Number 000-21430)).

10.12
Employment Offer Letter, dated September 8, 2013, between Riviera Operating Corporation and Michael Pearse (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2013 (Commission File Number 000-21430)).

21.1	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

+
The Company has omitted from Exhibit 2.1 schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

++	Management contract, compensatory plan or arrangement

RIVIERA HOLDINGS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2013 and 2012 (Successor), the period January 1, 2011 through March 31, 2011 (Predecessor), and the period April 1, 2011 through December 31, 2011 (Successor)
F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 (Successor), the period January 1, 2011 through March 31, 2011 (Predecessor), and the period April 1, 2011 through December 31, 2011 (Successor)
F-6

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Riviera Holdings Corporation

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, stockholder’s equity and cash flows for the years ended December 31, 2013 and 2012 (Successor), the nine-month period ended December 31, 2011 (Successor) and the three-month period ended March 31, 2011 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riviera Holdings Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 (Successor), the nine-month period ended December 31, 2011 (Successor) and the three-month period ended March 31, 2011 (Predecessor) in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and has a working capital deficiency. In addition, the Company is in default under the loan agreements with its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The December 31, 2013 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, on November 17, 2010 the United States Bankruptcy Court for the District of Nevada entered a written order confirming the Debtors’ Second Amended Joint Plan of Reorganization, which became effective on April 1, 2011. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 1.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 31, 2014

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
(In thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,738	$13,914
Restricted cash	39,327	62,610
Accounts receivable-net of allowances of $746 and $2,283, respectively	2,548	1,663
Income taxes receivable	106	—
Inventories	377	471
Prepaid expenses and other assets	2,039	2,261
Deferred tax asset	—	273
Total current assets	65,135	81,192
PROPERTY AND EQUIPMENT-net	135,189	138,237
INTANGIBLE ASSETS-net	4,632	5,238
OTHER ASSETS-net	1,602	1,620
TOTAL	$206,558	$226,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$82,750	$76,873
Accounts payable	5,184	5,741
Deferred tax liabilities	103	—
Accrued interest	2,998	1,426
Accrued expenses	7,614	7,251
Total current liabilities	98,649	91,291
LONG-TERM DEFERRED TAX LIABILITIES	22,331	22,707
Total liabilities	120,980	113,998

COMMITMENTS and CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012	—	—
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at December 31, 2013 and 2012) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,039,035 issued and outstanding at December 31, 2013 and 2012)	9	9
WARRANTS ISSUED	7,657	7,657
ADDITIONAL PAID-IN CAPITAL	149,170	149,170
ACCUMULATED DEFICIT	(71,258)	(44,547)
Total stockholders' equity	85,578	112,289
TOTAL	$206,558	$226,287

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011
REVENUES:
Casino	$27,786	$34,314	$28,837	$8,983
Rooms	30,743	33,400	25,954	9,288
Food and beverage	10,443	13,486	10,579	3,843
Entertainment	717	1,571	2,125	745
Other	3,160	3,507	2,888	1,088
Total revenues	72,849	86,278	70,383	23,947
Less-promotional allowances	(6,289)	(9,919)	(9,356)	(3,298)
Net revenues	66,560	76,359	61,027	20,649

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	17,407	28,133	19,881	5,779
Rooms	19,373	20,950	14,420	4,578
Food and beverage	9,259	10,776	9,249	3,498
Entertainment	807	1,531	1,626	425
Other	946	1,127	836	293
Other operating expenses:
Share-based compensation	—	—	—	12
Other general and administrative	27,679	28,547	22,606	6,211
Emergence related expenses	—	—	1,699	—
Asset impairment	—	24,826	—	—
Depreciation and amortization	6,624	7,806	4,058	2,388
Total costs and expenses	82,095	123,696	74,375	23,184
LOSS FROM OPERATIONS	(15,535)	(47,337)	(13,348)	(2,535)

OTHER (EXPENSE) INCOME:
Gain on sale of assets	3	28	—	—
Interest (expense) and income, net (contractual interest expense for the three months ended March 31, 2011 was $3,507)	(11,285)	(9,254)	(5,905)	12
Total other (expense) income	(11,282)	(9,226)	(5,905)	12
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER ITEMS	(26,817)	(56,563)	(19,253)	(2,523)
Fresh-start accounting adjustment	—	—	—	37,530
Gain on reorganization of debt	—	—	—	47,500
Reorganization items	—	—	—	(1,383)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(26,817)	(56,563)	(19,253)	81,124
Income tax benefit from continuing operations	106	9,697	2,287	—
(LOSS) INCOME FROM CONTINUING OPERATIONS	(26,711)	(46,866)	(16,966)	81,124
DISCONTINUED OPERATIONS
Income from discontinued operations	—	26,936	4,515	1,678
Income tax expense	—	(9,697)	(1,626)	—
Income from discontinued operations	—	17,239	2,889	1,678
NET (LOSS) INCOME	(26,711)	(29,627)	(14,077)	82,802
Other comprehensive (loss) income	—	—	—	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(26,711)	$(29,627)	$(14,077)	$82,802

NET INCOME (LOSS) PER SHARE DATA:
Basic
(Loss) Income from continuing operations	$(2.96)	$(5.18)	$(1.88)	$6.52
Income from discontinued operations	—	1.91	0.32	0.13
Net (Loss) Income, net	$(2.96)	$(3.27)	$(1.56)	$6.65
Diluted
(Loss) Income from continuing operations	$(2.96)	$(5.18)	$(1.88)	$6.41
Income from discontinued operations	—	1.91	0.32	0.13
Net (Loss) Income, net	$(2.96)	$(3.27)	$(1.56)	$6.54
Basic-weighted average common shares outstanding	9,039	9,039	9,039	12,448
Diluted-weighted average common and common equivalent shares	9,039	9,039	9,039	12,652

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Amounts in thousands)

	Successor								Predecessor
	Preferred Stock		Common Stock		Warrants		Additional Paid-	Accumulated	Common Stock		Additional Paid-	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Shares	Amount	in Capital	Deficit	Shares	Amount	Total
Balance - December 31, 2010	—	—	—	—		—	—	$—	17,115,624	$17	$20,514	$(114,692)	(4,668,069)	$(9,635)	$(103,796)
Net income												82,802			82,802
Elimination of Predecessor's equity								(843)	(17,115,624)	(17)	(20,514)	31,890	4,668,069	9,635	20,151
Issuance of Class A shares			10	—											—
Issuance of Class B shares			8,550,000	9			141,607								141,616
Issuance of Class B Warrants					950,001	16,318									16,318
Balance - April 1, 2011	—	—	8,550,010	9	950,001	16,318	141,607	(843)	—	—	—	—	—	—	157,091
Issuance of Class B shares			489,035	—											—
Exercise of Class B Warrants					(489,035)	(8,661)	8,661								—
Net loss								(14,077)							(14,077)
Balance - December 31, 2011	—	—	9,039,045	9	460,966	7,657	150,268	(14,920)	—	—	—	—	—	—	143,014

Payments made on behalf of owners							(1,098)								(1,098)
Net loss								(29,627)							(29,627)

Balance - December 31, 2012	—	—	9,039,045	9	460.966	7,657	149,170	(44,547)	—	—	—	—	—	—	112,289

Net loss								(26,711)							(26,711)
Balance - December 31, 2013	—	$—	9,039,045	$9	460,966	$7,657	$149,170	$(71,258)	—	—	—	—	—	—	$85,578

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011
OPERATING ACTIVITIES:
Net income (loss)	$(26,711)	$(29,627)	$(14,077)	$82,802
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Asset impairment	—	24,826	—	—
Depreciation and amortization	6,624	7,806	6,972	3,278
Fresh-start accounting adjustment	—	—	—	(37,530)
Gain on reorganization of debt	—	—	—	(47,500)
Provision for bad debts	(1,537)	1,968	105	(8)
Stock-based compensation-stock options	—	—	—	14
Provision for deferred taxes	—	—	(661)	—
Loan cost amortization	180	146	(34)	—
Interest expense – payment in kind	5,877	4,493	2,380	—
Decrease (increase) in restricted cash	23,283	(60,058)	—	—
Gain on sale of Black Hawk	—	(25,388)	—	—
Gain/Loss on disposition of assets	(3)	—	31	—
Reorganization items	—	—	—	1,383
Changes in operating assets and liabilities:
Accounts receivable	652	(219)	(1,351)	(198)
Income taxes receivable	(106)	—	—	—
Inventories	94	62	(16)	20
Prepaid expenses and other assets	60	358	403	(683)
Accounts payable	(557)	84	(2,063)	(220)
Accrued interest	1,572	644	782	—
Accrued expenses	363	(551)	(584)	1,990
Net cash provided by (used in) operating activities before emergence related and reorganization items	9,791	(75,456)	(8,113)	3,348
Net cash used for reorganization items	—	—	—	(1,101)
Net cash provided by (used in) operating activities	9,791	(75,456)	(8,113)	2,247

INVESTING ACTIVITIES:
Capital expenditures	(2,970)	(7,410)	(7,050)	(779)
Net proceeds from Black Hawk sale	—	70,217	—	—
Due from stockholder	—	(121)	(977)	—
Disposal of assets	3	—	78	—
Net cash (used in) provided by investing activities	(2,967)	62,686	(7,949)	(779)

FINANCING ACTIVITIES:

Payments on capitalized leases	—	(14)	(33)	(11)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	6,824	(12,784)	(16,095)	1,457
Decrease (increase) in cash from discontinued operations	—	5,936	529	(297)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	13,914	20,762	36,328	15,168
CASH AND CASH EQUIVALENTS-END OF PERIOD	$20,738	$13,914	$20,762	$16,328

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Property acquired with debt and accounts payable	$—	$602	$957	$333
Cash paid for interest	$3,654	$3,992	$2,469	$—

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations

Riviera Holdings Corporation (“RHC”) and its wholly-owned subsidiary, Riviera Operating Corporation (“ROC”) (RHC and ROC, together with ROC’s wholly-owned subsidiaries, the “Company”), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization. The Company operates the Riviera Hotel & Casino on the Strip in Las Vegas, Nevada.

References in this Annual Report on Form 10-K to “Successor” refers to the Company on or after April 1, 2011.  References to “Predecessor” refer to the Company prior to April 1, 2011. The accompanying consolidated statements of operations, stockholders’ equity and cash flows are presented for two periods: January 1, 2011 through March 31, 2011 (the “Predecessor Period”) and April 1, 2011 through December 31, 2011 (the “Successor Period”). The Predecessor Period reflects the historical accounting basis in Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

In addition, the Company owned and operated the Riviera Black Hawk Casino (“Riviera Black Hawk”) in Black Hawk Colorado until its sale on April 26, 2012, which is presented as discontinued operations in the accompanying statements of operations for the Successor Period and Predecessor Period as a result of the Stock Purchase Agreement entered into on September 29, 2011.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries. With the presentation of RBH as a discontinued operation (as discussed in Note 12), the Company has one reporting segment. All inter-company accounts and transactions have been eliminated.

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

Liquidity

The Company had $60.1 million in cash and cash equivalents (of which $39.3 million is restricted) as of December 31, 2013. Additionally, effective April 1, 2011, the Company had the ability to draw up to $10 million against its Working Capital Facility (as defined in Note 9). However, due to the default under the Series A Credit Agreement (as defined in Note 9) and the Series B Credit Agreement (as defined in Note 9), we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the default is cured or waived. The lenders under our Series A Credit Agreement and our Series B Credit Agreement also hold 100% of our Class B Non-Voting Common Stock (as defined in Note 13). As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional cash, which may include the issuance of additional equity, debt financing and/or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. If repayment of the indebtedness under our Series A Credit Agreement and Series B Credit Agreement were accelerated, we do not believe the Company has sufficient liquidity and capital resources to meet both debt service and normal operating expenditures.

Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Subsequent to emergence from bankruptcy, the Company has generated net losses from continuing operations before income tax benefits of $26.8 million, $56.6 million and $19.3 million for the years ended December 31, 2013 and 2012 and for the period April 1, 2011 through December 31, 2011, respectively, and has an accumulated deficit of $71.3 million at December 31, 2013. The Company has total cash and cash equivalents of $20.7 million and a net working-capital deficit of $33.5 million at December 31, 2013. The net working-capital deficit includes $50.0 million of the Company’s Series A Credit Agreement and $32.8 million of the Company’s Series B Credit Agreement (collectively, the “Credit Agreements”), both of which are classified as currently payable due to the defaults discussed below.

In connection with the Credit Agreements, we agreed to several affirmative and negative covenants.  During 2013, the Company did not comply with all of the affirmative and negative covenants, and is in default as of December 31, 2013 (see Note 9).  The Company is currently in negotiations with its lenders, who are also stockholders, under the Credit Agreements concerning new financial covenants and other amendments to the Credit Agreements to resolve the existing default. There can be no assurance that the Company will be successful in doing so or that such amendments will be on favorable terms to the Company. The conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Fresh-Start Reporting

The adoption of fresh-start reporting resulted in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and Predecessor’s accumulated deficit is eliminated. In adopting fresh-start reporting, the Company was required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt.

Discontinued Operations

On September 29, 2011, the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of RBH. As a result, as discussed above, RBH is presented as a discontinued operation in the accompanying consolidated statements of operations, with the assets and liabilities of RBH presented as held for sale in the accompanying consolidated balance sheets through the sale date of April 26, 2012. Under the general accounting provisions of ASC Topic 230-10-45-24, for purposes of reporting cash flows from discontinued operations, we combine the cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category for all periods presented. As such, cash flows of the discontinued operation have not been segregated from the cash flows of continuing operations on the accompanying consolidated statements of cash flows for the years ended December 31, 2012 and 2011.

Accounting for Reorganization (Predecessor)

ASC Topic 852, Reorganizations provides accounting guidance for financial reporting by entities in reorganization under the United States Bankruptcy Code, including companies in Chapter 11 reorganization, and generally does not change the manner in which financial statements are prepared. However, ASC Topic 852 requires that the financial statements for periods subsequent to the July 12, 2010 filing of petitions for relief under the provisions of Chapter 11 of the United States Bankruptcy Code by RHC, ROC, and RBH (the “Chapter 11 Cases”) distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations. Predecessor incurred $1.4 million in reorganization items through March 31, 2011. ASC Topic 852 also requires that the balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities and requires that cash used for reorganization items must be disclosed separately in the statement of cash flows. Predecessor adopted ASC Topic 852 on July 12, 2010 and has segregated, and Successor will segregate, those items as documented above for all reporting periods subsequent to such date.

Cash and Cash Equivalents

Amounts classified as cash and cash equivalents included cash held in our bank accounts and cash on-hand for operating purposes.

Restricted Cash

As of December 31, 2013 and 2012, a security deposit in the amount of $441,600 and $225,000, respectively, remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

As of December 31, 2013 and 2012, $38.9 million and $60.1 million, respectively, of the purchase price proceeds in the sale of RBH is being held in a segregated deposit account. These funds may only be invested, expended, or used with the prior written consent of the Required Lenders and Required Revolving Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively.)

As of December 31, 2012, $2.28 million of the purchase price in the sale of RBH was being held by an unaffiliated escrow agent in an indemnity escrow account to secure the Company’s indemnification obligations under the Stock Purchase Agreement. These funds became unrestricted and were released to the Company on April 30, 2013.

Inventories

Inventories consist primarily of food, beverage, retail and promotional merchandise and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Depreciation is computed by the straight-line method over the shorter of the estimated useful life or lease term, if applicable, of the related asset with lives ranging from:

Buildings and improvements	7 to 40 years
Land improvements	15 to 20 years
Furniture, fixtures and equipment	3 to 7 years

For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we periodically assess the recoverability of property and equipment and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. As an indicator of impairment existed as of October 1, 2013, we compared the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. The undiscounted cash flows exceeded the carrying value, and an impairment charge was not required. There were no asset impairment charges in 2013, 2012 and 2011.

Other Assets

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

Fair Value Measurement

The carrying values of our cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy, as discussed further in Note 8.

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

Promotional Allowances

Revenues include the estimated retail value of rooms, food, beverage and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is reclassified to the casino department for the years ended December 31, as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011
Rooms	$2,171	$3,568	$2,976	$1,044
Food and Beverage	3,722	5,310	4,047	1,052
Retail	13	—	—	—
Entertainment	180	965	924	209
Total	$6,086	$9,843	$7,947	$2,305

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $1.5 million, $2.3 million and $2.4 million in 2013, 2012 and 2011, respectively.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2012-2, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-2 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more- likely- than- not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for the Company). The Company adopted the guidance as of January 1, 2013 which did not have a material impact on the consolidated financial statements.

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

Certain Risks and Uncertainties

The Company's operations are dependent on its continued licensing by state gaming authorities. The loss of a license could have a material adverse effect on future results of operations.

The Company is dependent on the economy of the United States in general, and any deterioration in the national economic, energy, credit and capital markets could have a material adverse effect on future results of operations.

A significant portion of the Company’s labor force is covered by collective bargaining agreements, and a dispute with covered employees or new labor agreements may lower our revenues and increase our costs. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. As of December 31, 2013, 511 of our 850 employees, or 60.1%, were covered by collective bargaining agreements, essentially all of which have expired or will expire by July 31, 2015. As of March 8, 2014, we have reached a tentative agreement with the Southern Nevada Culinary and Bartenders Union for a new collective bargaining agreement that expires May 31, 2018.

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

2.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31 (in thousands):

	2013	2012
Casino	$489	$2,287
Hotel	2,805	1,659
Total	3,294	3,946
Less - collection allowances	(746)	(2,283)
Accounts receivable - net	$2,548	$1,663

Collection allowances activity for the years ending December 31 consist of the following (in thousands):

	2013	2012
Beginning balance	$2,283	$315
Write-offs	(1,645)	(372)
Recoveries	3	7
Provision for doubtful collection	105	2,333
Ending balance	$746	$2,283

The Company manages its credit risk by evaluating customers’ credit worthiness before extending credit. The maximum credit losses that might be sustained are limited to the recorded receivables less any amounts reserved.

3.	PREPAID EXPENSES

Prepaid expenses consist of the following at December 31 (in thousands):

	2013	2012
Prepaid gaming taxes	$823	$799
Prepaid insurance	634	637
Other	582	825
Total	$2,039	$2,261

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

	2013	2012
Land and improvements	$86,025	$86,025
Buildings and improvements	31,599	31,599
Equipment, furniture, and fixtures	34,347	31,382

Total cost	151,971	149,006
Less - Accumulated depreciation and amortization	(16,782)	(10,769)
Property and equipment - net	$135,189	$138,237

In accordance with its policy, the Company reviews the estimated lives of its fixed assets on an ongoing basis. Substantially all of the Company’s property and equipment are pledged as collateral to secure debt (see Note 9).

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  The Company recorded goodwill of $24.8 million upon the application of fresh-start reporting in 2011. For the year ended December 31, 2012, management concluded indicators of goodwill impairment existed and, as required by ASC Topic 350, recorded a $24.8 million impairment charge to write off the entire goodwill balance.

Intangible assets consist of the following at December 31 (in thousands):

	Estimated life (years)	2013
Trade name	15	$2,400
Customer lists	5	1,400
Software	15	2,500
Total intangible assets		6,300
Less accumulated amortization:
Trade name		(440)
Customer lists		(770)
Software		(458)
Total accumulated amortization		(1,668)
Intangible assets, net		$4,632

In connection with the adoption of fresh-start reporting, the Company recognized $2.4 million in a trade name related to the Riviera name, which is being amortized on a straight-line basis over fifteen years. Customer lists were valued at $1.4 million, representing the value associated with our customers under our customer loyalty programs and is being amortized on a straight-line basis over five years. Other intangibles of $2.5 million include the value of software which is being amortized on a straight-line basis over fifteen years.

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

Amortization expense for the year ended December 31, 2013 for those assets amortized was $607,000.  Estimated annual amortization expense for the intangible assets of the Company for the years ended December 31, 2014 through 2015 is anticipated to be $0.6 million for each such year, $0.4 million for 2016, and $0.3 million for 2017 and 2018.

6.	OTHER ASSETS

Other assets consist of the following at December 31 (in thousands):

	2013	2012
Deposits	$338	$346
Deferred loan fees	135	180
Base stock	1,129	1,094
Total	$1,602	$1,620

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of the following at December 31 (in thousands):

	2013	2012
Accounts payable vendors	$3,881	$4,678
Customer deposits, non-gaming	797	535
Other	506	528
Total	$5,184	$5,741

Accrued expenses consist of the following at December 31 (in thousands):

	2013	2012
Advance sales/deferred income	$412	$403
Outstanding chip and token liability	349	395
Customer loyalty liabilities	318	170
Progressive jackpot liabilities	515	510
Customer deposits and other	4	81
Total gaming customer-related payables	1,598	1,559
Payroll and related taxes and benefits	5,174	4,805
Property and gaming taxes	640	808
Professional fees, deferred revenues and deposits	202	79
Total	$7,614	$7,251

8.	FAIR VALUE MEASUREMENTS

Fair Value of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data.

Fair Value of Long-Term Debt

The following table presents information about the estimated fair value of the Company’s long-term debt compared with its carrying value (amounts in thousands):

	December 31, 2013	December 31, 2012

Aggregate carrying amount, Series A Term Loan	$50,000	$50,000
Aggregate carrying amount, Series B Term Loan	32,750	26,873
Total aggregate carrying amount	$82,750	$76,873

Aggregate fair value, Series A Term Loan	$46,000	$45,000
Aggregate fair value, Series B Term Loan	27,510	21,498
Total aggregate fair value	$73,510	$66,498

The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

9.	LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2013	2012

Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at December 31, 2013	$50,000	$50,000

Series B Term Loan, due April 1, 2019 at LIBOR plus 18% PIK, 20% at December 31, 2013	32,750	26,873

Total debt	82,750	76,873
Less current portion of long term debt	(82,750)	(76,873)
Total long-term debt, net	$—	$—

Series A Credit Agreement

On April 1, 2011, pursuant to the Company's second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”) entered into in connection with the Company's reorganization proceedings under the United States Bankruptcy Code that were consummated on April 1, 2011 (the “Substantial Consummation Date”), RHC entered into a first lien credit agreement (the “Series A Credit Agreement”) with ROC and RBH, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders from time to time party thereto. The Series A Credit Agreement provides for initial aggregate lender commitments of $60 million, including a $50 million term loan facility (the “Series A Term Loan”) and a $10 million revolving loan (the “Working Capital Facility”). The Working Capital Facility provides for a letter of credit facility and a swingline loan facility with sublimits of $5 million and $2 million, respectively. The Series A Credit Agreement has a maturity date of April 1, 2016. Availability of the revolving loans under the Working Capital Facility is subject to certain conditions provided for in the Series A Credit Agreement. The proceeds of extensions of credit under the Series A Credit Agreement can be used by RHC for working capital and other general corporate purposes.

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

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. Beginning on June 30, 2012 and as of each subsequent quarter, including as of December 31, 2013, the Company was not in compliance with the financial covenants in, and in default under, the Series A Credit Agreement. The Required Lenders temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. The lenders and administrative agent under the Series A Credit Agreement have not taken any action to exercise any remedies under the Series A Credit Agreement.

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement. As such, the balances of the Series A Term Loan, as of December 31, 2013 and 2012, have been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement. Different default interest rates would apply to the principal of the loans, the accrued but unpaid interest on the loans and any other amounts owed under the Series A Credit Agreement. With respect to the principal of the loans made pursuant to the Series A Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series A Credit Agreement have not taken any action to increase the interest rate under the Series A Credit Agreement, the Company is accruing for the additional 2% default interest.

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

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. Beginning on June 30, 2012 and as of each subsequent quarter, including as of December 31, 2013, the Company was not in compliance with the financial covenants in, and in default under, the Series B Credit Agreement. The Required Lenders temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. The lenders and administrative agent under the Series B Credit Agreement have not taken any action to exercise any remedies under the Series B Credit Agreement.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement. As such, the balances of the Series B Term Loan, as of December 31, 2013 and 2012, have been classified as a current obligation.

Upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders have the ability to increase the interest accruing on amounts owed under the Series B Credit Agreement. Different default interest rates would apply to the principal of the loan, the accrued but unpaid interest on the loan and any other amounts owed under the Series B Credit Agreement. With respect to the principal of the loan made pursuant to the Series B Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series A Credit Agreement have not taken any action to increase the interest rate under the Series A Credit Agreement, the Company is accruing for the additional 2% default interest.

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

Credit Defaults

As of December 31, 2013, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement for failure to satisfy the financial covenant that neither the Credit Parties (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) nor any Subsidiary (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) permit the Consolidated Interest Coverage Ratio (as defined and calculated as set forth in the Series A Credit Agreement and the Series B Credit Agreement, respectively) to be less than 1:0 to 1:0 for the quarter ended December 31, 2013.

10.	LEASING ACTIVITIES

Rental expense for equipment under operating leases for the years ended December 31, 2013, 2012, the 2011 part of the Successor Period, and the 2011 part of the Predecessor Period was $514,651, $742,423, $455,397 and $90,167, respectively. All leases are cancelable within one year.

The Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of non-cancelable operating leases that expire in various years through 2017, and have options to extend at the tenant’s option. Rental income, which is included in other revenue, for the years ended December 31, 2013, 2012, the 2011 part of the Successor period, and the 2011 part of the Predecessor period was $1,934,700, $2,006,760, $1,636,410 and $584,900, respectively.

At December 31, 2013, the Company had future minimum annual rental income due under non-cancelable operating leases as follows (in thousands):

2014	$1,548
2015	1,300
2016	517
2017	8
2018	—
Total	$3,373

Certain lease arrangements contain a buyout/liquidated damages provision. This provision provides that in the event of a major renovation or certain other events, the Company has the right, according to an agreed-upon formula, to buy out any remaining term of the lease by providing the tenant twelve months written notice.

11.	INCOME TAXES

Components of our benefit for income taxes from continued operations are as follows:

(In Thousands)	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011
Federal	$106	$—	$—	$—
State	—	—	—	—
Total current	106	—	—	—
Federal	—	9,697	1,626	—
State	—	—	661	—
Total deferred	—	9,697	2,287	—
Benefit for income taxes	$106	$9,697	$2,287	$—

The Company recognized a tax benefit of $106,072 in 2013 related to refundable AMT credits to be received in lieu of taking accelerated tax depreciation on fixed assets.

The effective income tax rate from continuing operations differs from the statutory US federal income tax rate as follows:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011
Taxes at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax, net	—%	(0.9)%	3.4%	(4.0)%
Discontinued Operations	—%	0.3%	8.4%	—%
FICA credit	(1.3)%	0.2%	2.5%	0.6%
AMT credit	(1.9)%	—%	—%	—%
Other, net	(2.0)%	(0.3)%	(4.0)%	14.8%
Deferred taxes - NOL	—%	—%	(16.3)%	—%
Reorganization costs	—%	—%	(3.1)%	(22.5)%
Goodwill Impairment	—%	(15.4)%	—%	—%
Non-deductible interest	(6.8)%	(2.2)%	(20.7)%	—%
Valuation allowance	(22.6)%	0.4%	6.6%	(23.9)%
Benefit for income taxes	0.4%	17.1%	11.8%	—%

Under the accounting guidance, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset consisted of the following:

(In Thousands)	2013	2012	2011
Deferred Tax Assets
Reserves and accruals	$1,149	$1,556	$1,395
Fair value of SWAP	—	—	—
Federal net operating loss carry forwards	29,992	24,181	26,232
State net operating loss carry forwards	—	—	858
AMT and other tax credits	1,733	2,664	2,897
Deferred interest	675	381	—
Other	18	136	48
Total before valuation allowance	33,567	28,918	31,430
Valuation allowance	(19,559)	(13,481)	(13,682)
Total Deferred Tax Asset	14,008	15,437	17,748
Deferred Tax Liabilities
Prepaid expenses	(583)	(621)	(792)
Property and equipment	(34,238)	(35,417)	(34,757)
Intangibles	(1,621)	(1,833)	(4,633)
Total Deferred Tax Liability	(36,442)	(37,871)	(40,182)
Net Deferred Tax Liability	$(22,434)	$(22,434)	$(22,434)

We had U.S. net operating loss carry forwards in the amount of $130.9 million at December 31, 2013 and $114.3 million at December 31, 2012 that will expire in tax years ending 2019 through 2034.   Our AMT credits of $1.7 million have no expiration date.  Our other general business tax credits of $0.07 million at December 31, 2013 and $0.4 million at December 31, 2012 will expire in tax years ending 2023 through 2034.  Our net operating loss and general business credit carryforwards have been adjusted to reflect the sale of Riviera Black Hawk in 2012. Due to certain significant changes in ownership in prior years, the net operating losses and general business credits for December 31, 2012 have been adjusted on the balance sheet to reflect the amount that will be available for use under Internal Revenue Code of 1986, as amended, Sections 382 and 383.

We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with accounting guidance. This assessment included the evaluation of the reversal of temporary differences. As a result, we have concluded that it is more likely than not that the net deferred tax assets, excluding the deferred tax liability related to the step up in land recorded in fresh-start reporting, will not be realized and thus have provided an allowance for the net deferred tax asset balance. Our valuation allowance was $19.6 million at December 31, 2013 and $13.5 million at December 31, 2012.

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

Management does not believe that the amounts of unrecognized tax benefits will increase within the next twelve months.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 1998.

12.	DISCONTINUED OPERATIONS

RBH is presented as a discontinued operation in the accompanying statement of operations for the Successor Period through the date the transaction was completed, as discussed in Note 1. The sale of RBH closed on April 26, 2012.

Operating results of discontinued operations are summarized as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011
Net revenues	$—	$12,686	$29,523	$10,030
Operating costs and expenses	—	11,137	25,008	8,352
Income from operations	—	1,549	4,515	1,678
Gain on Disposal	—	25,387	—	—
Income tax expense	—	(9,697)	(1,626)	—
Net income	$—	$17,239	$2,889	$1,678

13.	STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting Common Stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of December 31, 2013.

The Company, Riviera Voteco, L.L.C., the stockholder holding 100% of the Class A Voting Common Stock, and certain stockholders holding a majority of the Class B Non-Voting Common Stock entered into a Stockholders Agreement on April 1, 2011 (the “Stockholders Agreement”). The Stockholders Agreement, among other things, contemplates an agreed composition of the Company’s Board of Directors and prohibits the transfer of the Class A Voting Common Stock and Class B Non-Voting Common Stock unless Riviera Voteco, L.L.C. determines that such transfer is not to a person who is a competitor of, or otherwise adverse to, the Company, and the Company is reasonably satisfied that such transfer will comply with certain requirements relating to securities, regulatory and other specified laws. Any purported transfer of the Class A Voting Common Stock and Class B Non-Voting Common Stock will be null and void if not made in compliance with all applicable gaming laws and following receipt of all required gaming approvals. The Stockholders Agreement also subjects transfers of Class B Non-Voting Common Stock, other than to certain affiliated transferees, to specified tag-along rights, drag-along rights, and a right of first offer. In addition, the Stockholders Agreement contains agreements among the parties with respect to certain governance matters, including director appointment and board observer rights, restrictions on the issuance of shares of Class A Voting Common Stock, Class B Non-Voting Common Stock and other equity securities of the Company or other rights convertible into or to acquire such securities, restrictions on distributions, repurchases and pledges of Class B Non-Voting Common Stock, registration rights with respect to holders of Class B Non-Voting Common Stock, rights to indemnification and contribution and provisions related to conflicts of interests and transactions with affiliates.

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2013. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

Warrants

Creditors under our $245 million Credit Agreement, dated June 8, 2007 that ceased to be in effect on April 1, 2011 upon consummation of the Plan, who elected to participate in the designated new money investment and Working Capital

Facility received warrants exercisable into Class B Non-Voting Common Stock (the “Class B Warrants”) to purchase an aggregate of 950,001 shares of our Class B Non-Voting Common Stock.  The Class B Warrants do not have a stated term; the stated exercise price is $0.01 per exercise. The Company evaluated the Class B Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying consolidated balance sheet. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of 0.27% and 0.54% and implied discounts for lack of marketability of 20% and 25%, respectively. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for future holders of, or current stockholders viewed as having an indirect interest in, Class A Voting Common Stock held by Riviera Voteco, L.L.C. for accounting purposes is $17.72 per share. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for holders of warrants exercisable into membership interests in Riviera Voteco, L.L.C. is $16.61 per share.

The total value of unexercised Class B Warrants is $7.7 million as of December 31, 2013.

14.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of December 31, 2013, the Company had no commitments or contingencies that are not already accounted for in the consolidated financial statements or disclosed in the accompanying Notes.

Concentrations of Labor Subject to Collective Bargaining Agreements

As of December 31, 2013, 511 of our 850 employees were covered by collective bargaining agreements all of which have expired or will expire by July 31, 2015. As of March 2014, we have reached a tentative agreement with the Southern Nevada Culinary and Bartenders Union for a new collective bargaining agreement that expires May 31, 2018.. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.

15.    EMPLOYEE BENEFIT PLANS

Pension Plan Contributions — the Company contributes to multi-employer pension plans under various union agreements in Las Vegas to which the Company is a party. Contributions, based on wages paid to covered employees for the years ended December 31, 2013, 2012, the 2011 part of the Successor Period, and the 2011 part of the Predecessor Period was approximately $1,533,000, $1,582,000 and $1,358,000, and $357,000, respectively.

The status of pension plan funding for each of our collective bargaining unit employees is outlined in the table below:

						Funding Improvement Plan (FP)/	Company Contributions (in thousands)
		Employer		Pension Protection Act Zone Status		Rehabilitation Plan (RP)	Year Ended	Year Ended	Year Ended
	Plan	Identification	Expiration	Plan Year	Plan Year	Pending/Implemented	December 31,	December 31,	December 31,
Pension Plan Legal Name	Number	Number	Date	2011	2010	(Yes or No)	2013	2012	2011
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	1	88-6016617	5/31/2012	Green	Green	No	$684	$794	$814
Nevada Resort Association — I.A.T.S.E. Local 720 Pension Trust	1	51-0144767	5/31/2012	Green	Red	No	41	83	43
Western Conference of Teamsters Pension Trust	1	91-0681009	3/31/2013	Green	Green	No	332	340	409
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	1	36-6052390	5/31/2011	Green	Green	No	239	238	251
Southwest Carpenters Joint Trust Fund	1	95-6042875	7/31/2011	Green	Green	No	108	51	105
National Electrical Benefit Fund	1	88-6023284	7/31/2015	Green	Green	No	15	13	18
International Painters and Allied Trades Industry Pension Fund	1	52-0853800	5/31/2013	Yellow	Yellow	Implemented-FP	114	63	68
American Federation of Musicians and Employers' Pension Fund	1	51-6120204	1/30/2013	Red	Red	Implemented RP	—	—	7
Total Contributions							$1,533	$1,582	$1,715

Profit Sharing and 401(k) Plans — the Company maintains profit sharing and 401(k) plans for employees of Riviera Hotel & Casino who are at least 21 years of age and who are not covered by a collective bargaining agreement; employees are eligible to participate in these plans after 90 days of service.

Effective January 1, 2009, the Company suspended the Company match to the 401(k) plan. As a result, the Company made no matching contributions for the years ended December 31, 2013, 2012 and 2011 or any periods therein.

16.    REORGANIZATION ITEMS

Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations. The components of reorganization items are as follows (amounts in thousands):

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011
Professional fees	$—	$—	$—	$1,383
Write-off of debt issuance costs	—	—	—	—
Total reorganization items	$—	$—	$—	$1,383

Professional fees include financial, legal and other services directly associated with the reorganization process. Professional fees incurred for the Predecessor Period totaled $1.4 million

17.    GUARANTOR INFORMATION

The obligations under the Series A Credit Agreement and the Series B Credit Agreement are guaranteed by ROC. These guaranties are full, unconditional, and joint and several.

18.    LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income by the weighted number of common and common-equivalent shares outstanding for the period. Due to the net loss in the periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is presented as the same amounts as basic net loss per share.

19.	RELATED PARTY TRANSACTIONS

The Company had no related party transactions during 2013.

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

20.    SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2013 that required recognition or disclosure in the consolidated financial statements.

21.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table shows financial data for the periods indicated ($ in thousands except for per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
Net Revenues	$14,886	15,714	18,802	17,158
Operating Loss	$(4,884)	(4,604)	(2,785)	(3,262)
Net Loss	$(7,549)	(7,376)	(5,664)	(6,122)
Basic loss per share	$(0.84)	(0.82)	(0.63)	(0.67)
Diluted loss per share	$(0.84)	(0.82)	(0.63)	(0.67)

2012
Net Revenues	$20,861	21,010	18,278	16,210
Operating Loss	$(3,256)	(4,036)	(19,952)	(20,093)
Net Loss	$(4,837)	(2,482)	(19,669)	(19,878)
Basic loss per share	$(0.54)	(0.27)	(2.18)	(2.32)
Diluted loss per share	$(0.54)	(0.27)	(2.18)	(2.32)

2011
Net Revenues	$20,649	21,583	19,699	19,880
Operating Loss	$(2,535)	(5,457)	(5,729)	(4,169)
Net Loss	$81,124	(6,780)	(6,270)	(3,890)
Basic loss per share	$6.52	(0.79)	(0.69)	(0.43)
Diluted loss per share	$6.41	(0.79)	(0.69)	(0.43)