Form 10-Q
period 2014-03-31
RIVIERA HOLDINGS CORP
filed 2014-05-14
CIK 899647

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

 As of May 14, 2014, there were 10 voting common Class A Shares, par value $.001 per share, outstanding, and 9,039,035 non-voting common Class B Shares, par value $.001 per share, outstanding.

Index

RIVIERA HOLDINGS CORPORATION

i

Index

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

The accompanying unaudited consolidated financial statements of Riviera Holdings Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles. The results from the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results.

The results of operations for the periods presented are not necessarily indicative of the results for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our Form 10-K.

Index

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,746	$20,738
Restricted cash	39,327	39,327
Accounts receivable-net of allowances of $703 and $746, respectively	2,594	2,548
Income taxes receivable	106	106
Inventories	373	377
Prepaid expenses and other assets	1,821	2,039
Total current assets	65,967	65,135
PROPERTY AND EQUIPMENT-net	134,385	135,189
INTANGIBLE ASSETS-net	4,480	4,632
OTHER ASSETS-net	1,653	1,602
TOTAL	$206,485	$206,558

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$84,388	$82,750
Accounts payable	4,811	5,184
Deferred tax liabilities	103	103
Accrued interest	3,392	2,998
Accrued expenses	8,164	7,614
Total current liabilities	100,858	98,649
LONG-TERM DEFERRED TAX LIABILITIES	22,331	22,331
Total liabilities	123,189	120,980

COMMITMENTS and CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:

PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,039,035 issued and outstanding at March 31, 2014 and December 31, 2013)	9	9
WARRANTS ISSUED	7,657	7,657
ADDITIONAL PAID-IN CAPITAL	149,170	149,170
ACCUMULATED DEFICIT	(73,540)	(71,258)
Total stockholders' equity	83,296	85,578
TOTAL	$206,485	$206,558

The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
REVENUES:
Casino	$8,224	$6,304
Rooms	10,904	6,818
Food and beverage	3,159	2,260
Entertainment	148	178
Other	779	931
Total revenues	23,214	16,491
Less-promotional allowances	(1,485)	(1,605)
Net revenues	21,729	14,886
COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	3,806	4,855
Rooms	5,826	4,109
Food and beverage	2,373	1,968
Entertainment	249	196
Other	188	236
Other operating expenses:
Other general and administrative	6,962	6,410
Depreciation and amortization	1,616	1,996
Total costs and expenses	21,020	19,770
INCOME (LOSS) FROM OPERATIONS	709	(4,884)
OTHER (EXPENSE) INCOME:
Interest income and expense, net	(2,991)	(2,665)
Total other (expense) income	(2,991)	(2,665)
LOSS FROM OPERATIONS BEFORE INCOME TAX EXPENSE	(2,282)	(7,549)
Income tax expense	—	—
NET LOSS	(2,282)	(7,549)
Other comprehensive (loss) income	—	—
TOTAL OTHER COMPREHENSIVE LOSS	$(2,282)	$(7,549)

NET LOSS PER SHARE DATA:
Basic	$(0.25)	$(0.84)
Diluted	$(0.25)	$(0.84)

Basic-weighted average common shares outstanding	9,039	9,039
Diluted-weighted average common and common equivalent shares	9,039	9,039

The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31, 2014	Three months ended March 31, 2013
OPERATING ACTIVITIES:
Net loss	$(2,282)	$(7,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,616	1,996
Provision for bad debts	(16)	(74)
Loan cost amortization	45	45
Interest expense – payment in kind	1,638	1,343
Decrease (increase) in restricted cash	—	2,000
Changes in operating assets and liabilities:
Accounts receivable	(30)	222
Inventories	4	19
Prepaid expenses and other assets	122	112
Accounts payable	(373)	(1,367)
Accrued interest	394	364
Accrued expenses	550	(82)
Net cash provided by (used in) operating activities	1,668	(2,971)

INVESTING ACTIVITIES:
Capital expenditures	(660)	(817)
Net cash (used in) investing activities	(660)	(817)

FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,008	(3,788)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	20,738	13,914
CASH AND CASH EQUIVALENTS-END OF PERIOD	$21,746	$10,126

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Cash paid for interest	$913	$914

The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

RIVIERA HOLDINGS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Riviera Holdings Corporation (“RHC”) and its wholly-owned subsidiary, Riviera Operating Corporation (“ROC”) (RHC and ROC, together with ROC’s wholly-owned subsidiaries, the “Company”), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization. The Company operates the Riviera Hotel & Casino (the “Riviera Hotel & Casino”) on the Strip in Las Vegas, Nevada.

 The accompanying consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

Casino operations are subject to extensive regulation in the state of Nevada by agencies with jurisdiction over gaming activities and various other state and local regulatory agencies. Our management believes that the Company’s procedures comply, in all material respects, with the applicable regulations for supervising casino operations, recording casino and other revenues, and granting credit.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

In preparing the accompanying consolidated financial statements, the Company’s management reviewed events that occurred from March 31, 2014 until the issuance of the financial statements.

Liquidity

The Company had $21.7 million in cash and cash equivalents and $39.3 million in restricted cash as of March 31, 2014. Additionally, effective April 1, 2011, the Company had the ability to draw up to $10 million against its Working Capital Facility (as defined in Note 5). However, due to the default under the Series A Credit Agreement (as defined in Note 5) and the Series B Credit Agreement (as defined in Note 5), we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the default is cured or waived. The lenders under our Series A Credit Agreement and our Series B Credit Agreement also hold 100% of our Class B Non-Voting Common Stock (as defined in Note 6). As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional cash, which may include the issuance of additional equity, debt financing and/or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. If repayment of the indebtedness under our Series A Credit Agreement and Series B Credit Agreement were accelerated, we do not believe the Company has sufficient liquidity and capital resources to meet both debt service and normal operating expenditures. Pursuant to the terms of the Forbearance Agreement (as defined in Note 5), the Required Lenders have agreed to forbear from exercising their remedies under the Series A Credit Agreement and the Series B Credit Agreement arising out of the default for a period up to and including July 31, 2014.

Going Concern

Index

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Subsequent to emergence from bankruptcy, the Company has generated net losses from continuing operations before income tax benefits of $2.3 million, $26.8 million, $56.6 million and $19.3 million for the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012 and for the period April 1, 2011 through December 31, 2011, respectively, and has an accumulated deficit of $73.5 million at March 31, 2014. The Company has cash and cash equivalents of $21.7 million and a net working-capital deficit of $34.9 million at March 31, 2014. The net working-capital deficit includes $50.0 million of the Company’s Series A Credit Agreement and $34.4 million of the Company’s Series B Credit Agreement (collectively, the “Credit Agreements”), both of which are classified as currently payable due to the defaults discussed below.

In connection with the Credit Agreements, we agreed to several affirmative and negative covenants. Beginning on June 30, 2012 and as of each subsequent quarter, including as of March 31, 2014, the Company was not in compliance with the financial covenants in, and in default under, the Credit Agreements (see Note 5).  Pursuant to the terms of the Forbearance Agreement, the Required Lenders have agreed to forbear from exercising their remedies under the Series A Credit Agreement and the Series B Credit Agreement arising out of the default for a period up to and including July 31, 2014. The Company is currently in negotiations with its lenders, who are also stockholders, under the Credit Agreements concerning new financial covenants and other amendments to the Credit Agreements to resolve the existing default. There can be no assurance that the Company will be successful in doing so or that such amendments will be on favorable terms to the Company. The conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

As of March 31, 2014, a security deposit in the amount of $0.4 million remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

As of March 31, 2014, $38.9 million is being held in a segregated deposit account. These funds may only be invested, expended or used with the prior written consent of the Required Lenders and Required Revolving Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively).

Fair Value Measurement

The carrying values of our cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The estimated fair value of the Company's debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy, as discussed further in Note 3.

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

Index

that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment includes the evaluation of the future reversal of temporary tax differences, the nature and frequency of current and cumulative losses, forecasts of future taxable income and implementation of tax planning strategies.

We have concluded that it is more-likely-than-not that the net deferred tax assets, excluding the deferred tax liability related to the step-up in land recorded in connection with the adoption of fresh-start reporting on the Substantial Consummation Date (as discussed in the Company's Form 10-K for the year ended December 31, 2013), will not be realized, and accordingly, we recorded a valuation allowance against our net deferred tax asset balance.  Deferred tax liabilities related to indefinite lived assets are not available to be considered as a future source of income for purposes of evaluating the recognition of deferred tax assets. Accordingly, a deferred tax liability related to the step-up in land was recognized on the Company’s balance sheet.

Our effective tax rate for the three months ended March 31, 2013 and March 31, 2014 was 0%. The Company believes it is reasonable to apply a full valuation allowance, offsetting the tax benefit that would otherwise be generated from a net operating loss for the three months ended March 31, 2014. The deferred tax balances remain unchanged from December 31, 2013.

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

3.    FAIR VALUE MEASUREMENT

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items. The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy, as discussed below.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data.

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company’s debt compared with its carrying value (amounts in thousands):

Index

	March 31, 2014 (unaudited)	December 31, 2013

Aggregate carrying amount, Series A Term Loan	$50,000	$50,000
Aggregate carrying amount, Series B Term Loan	34,388	32,750
Total aggregate carrying amount	$84,388	$82,750

Aggregate fair value, Series A Term Loan	$46,000	$46,000
Aggregate fair value, Series B Term Loan	28,886	27,510
Total aggregate fair value	$74,886	$73,510

4.    COMMITMENTS AND CONTINGENCIES

As of March 31, 2014, the Company had no commitments or contingencies that are not already accounted for in the consolidated financial statements or disclosed in the accompanying condensed notes.

Legal Proceedings and Related Events

The Company is a party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Concentrations of Labor Subject to Collective Bargaining Agreements

As of March 31, 2014, 580 of our 915 employees were covered by collective bargaining agreements all of which have expired or will expire by July 31, 2015. In March 2014, we reached a tentative agreement with the Southern Nevada Culinary and Bartenders Union for a new collective bargaining agreement that would expire May 31, 2018. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.

Management Agreement

On June 21, 2013, RHC and ROC entered into a Resort Management Agreement (the “Management Agreement”) with Paragon Riviera LLC (“Paragon”). Pursuant to the Management Agreement, RHC and ROC engaged Paragon to provide oversight of the executive level management at Riviera Hotel & Casino. Paragon will also provide financial, marketing, business and organizational strategy services to Riviera Hotel & Casino. The term of the Management Agreement is two years from the date of execution, unless earlier terminated in accordance with its terms and conditions. Paragon receives a base fee payment monthly on the first day of each calendar month during the term. Paragon is eligible to receive an additional incentive management fee upon achieving a specified threshold at the end of each year of the term of the agreement. As of March 31, 2014, there is $1.1 million recorded as accrued management fees for Paragon. Management fees expense for the quarter ended March 31, 2014 was $0.6 million.

Index

5.    LONG TERM DEBT AND COMMITMENTS

Long Term Debt consists of the following (in thousands):

	March 31, 2014 (unaudited)	December 31, 2013

Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at March 31, 2014	$50,000	$50,000
Series B Term Loan, due April 1, 2019, interest at LIBOR plus 18% PIK, 20% at March 31, 2014	34,388	32,750
Total long term debt	84,388	82,750
Less current portion of long term debt	(84,388)	(82,750)
Total long term debt, net of current portion	$—	$—

Series A Credit Agreement

On April 1, 2011, pursuant to the Company’s second Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”), entered into in connection with the Company’s reorganization proceedings under the United States Bankruptcy Code that were consummated on April 1, 2011 (the “Substantial Consummation Date”), RHC entered into a first lien credit agreement (the “Series A Credit Agreement”) with ROC and our former subsidiary Riviera Black Hawk, Inc., as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders from time to time party thereto. The Series A Credit Agreement provides for initial aggregate lender commitments of $60 million, including a $50 million term loan facility (the “Series A Term Loan”) and a $10 million revolving loan (the “Working Capital Facility”). The Working Capital Facility provides for a letter of credit facility and a swingline loan facility with sublimits of $5 million and $2 million, respectively. The Series A Credit Agreement has a maturity date of April 1, 2016. Availability of the revolving loans under the Working Capital Facility is subject to certain conditions provided for in the Series A Credit Agreement. The proceeds of extensions of credit under the Series A Credit Agreement can be used by RHC for working capital and other general corporate purposes.

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

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. Beginning on June 30, 2012 and as of each subsequent quarter, including as of March 31, 2014, the Company was not in compliance with the financial covenants in, and in default under, the Series A Credit Agreement. The Required Lenders (as defined in the Series A Credit Agreement) temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. On April 29, 2014, we entered into a forbearance agreement with the Required Lenders pursuant to which the Required Lenders agreed to forbear from exercising their remedies under the Series A Credit Agreement arising out of the default for a period up to and including July 31, 2014 (the "Series A Forbearance Agreement"). The lenders and administrative agent under the Series A Credit Agreement have not taken any action to exercise any remedies under the Series A Credit Agreement.

Index

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement. As such, the balance of the Series A Term Loan, as of March 31, 2014, has been classified as a current obligation.

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

Series B Credit Agreement

On April 1, 2011, pursuant to the Plan, RHC also entered into a second lien credit agreement (the “Series B Credit Agreement”) with ROC and our former subsidiary Riviera Black Hawk, Inc., as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders from time to time party thereto. The Series B Credit Agreement provides for, and governs the terms of, a $20 million term loan facility (the “Series B Term Loan”).

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

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. Beginning on June 30, 2012 and as of each subsequent quarter, including as of March 31, 2014, the Company was not in compliance with the financial covenants in, and in default under, the Series B Credit Agreement. The Required Lenders (as defined in the Series B Credit Agreement) temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. On April 29, 2014, we entered into a forbearance agreement with the Required Lenders pursuant to which the Required Lenders agreed to forbear from exercising their remedies under the Series B Credit Agreement arising out of the default for a period up to and including July 31, 2014 ("Series B Forbearance Agreement", collectively with the Series A Forbearance Agreement, the "Forbearance Agreement"). The lenders and administrative agent under the Series B Credit Agreement have not taken any action to exercise any remedies under the Series B Credit Agreement.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement. As such, the balance of the Series B Term Loan, as of March 31, 2014, has been classified as a current obligation.

Index

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

6.    STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,039,035 shares of Class B Non-Voting Common Stock were issued and outstanding as of March 31, 2014.

The Company, Riviera Voteco, L.L.C. (“Voteco”), the stockholder holding 100% of the Class A Voting Common Stock, and certain stockholders holding a majority of the Class B Non-Voting Common Stock have entered into a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement, among other things, contemplates an agreed composition of the Company’s Board of Directors and prohibits the transfer of the Class A Voting Common Stock and Class B Non-Voting Common Stock unless Voteco determines that such transfer is not to a person who is a competitor of, or otherwise adverse to, the Company, and the Company is reasonably satisfied that such transfer will comply with certain requirements relating to securities, regulatory and other specified laws. Any purported transfer of the Class A Voting Common Stock and Class B Non-Voting Common Stock will be null and void if not made in compliance with all applicable gaming laws and following receipt of all required gaming approvals. The Stockholders Agreement also subjects transfers of Class B Non-Voting Common Stock, other than to certain affiliated transferees, to specified tag-along rights, drag-along rights, and a right of first offer. In addition, the Stockholders Agreement contains agreements among the parties with respect to certain governance matters, including director appointment and board observer rights and restrictions on the issuance of shares of Class A Voting Common Stock, Class B Non-Voting Common Stock and other equity securities of the Company or other rights convertible into or to acquire such securities, restrictions on distributions, repurchases and pledges of Class B Non-Voting Common Stock, registration rights with respect to holders of Class B Non-Voting Common Stock, rights to indemnification and contribution and provisions related to conflicts of interests and transactions with affiliates.

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2014. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

Warrants

Creditors under our $245 million Credit Agreement, dated June 8, 2007, that ceased to be in effect on April 1, 2011 upon consummation of the Plan, who elected to participate in the designated new money investment and Working Capital Facility received warrants exercisable into Class B Non-Voting Common Stock (the “Class B Warrants”) to purchase an aggregate of 950,000 shares of our Class B Non-Voting Common Stock.  The Class B Warrants do not have a stated term; the stated exercise price is $0.01 per exercise. The Company evaluated the Class B Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying consolidated balance sheet. The Company valued the shares of Class B Non-Voting Common Stock with attached Class B Warrants using the Chaffee option valuation model assuming a life of 1 and 1.5 years, volatility factors of 48.5% and 53.18%, risk free rates of 0.27% and 0.54% and implied discounts for lack of marketability

Index

of 20% and 25%, respectively. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for future holders of, or current stockholders viewed as having an indirect interest in, Class A Voting Common Stock held by Riviera Voteco, L.L.C. for accounting purposes, is $17.72 per share. The resulting value of the Class B Non-Voting Common Stock (with attached Class B Warrants) for holders of warrants exercisable into membership interests in Voteco is $16.61 per share.

7.    SUBSEQUENT EVENTS

On April 28, 2014, the Company requested and received approval from the Required Lenders, as defined in each of the Series A Credit Agreement and the Series B Credit Agreement, to withdraw $38.9 million from the Company’s segregated cash account for working capital purposes.
On April 29, 2014, the Company entered into the Forbearance Agreement with the Required Lenders pursuant to which the Required Lenders agreed to forbear from exercising their remedies under the Credit Agreements arising out of the existing default under the Credit Agreements for a period up to and including July 31, 2014.
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate Riviera Hotel & Casino on the Las Vegas Strip in Las Vegas. Our primary marketing focus is to maximize gaming revenues and grow revenue per available room, or RevPar. To maximize gaming revenues, we market directly to members of our Club Riviera utilizing customized mail offerings and special promotions to entice players to visit and game at the property. We frequently use free slot play, complimentary room, food and beverage and entertainment products to increase player visits and gaming revenues. We also use various promotions to entice hotel guests that are not members of Club Riviera to join Club Riviera and game at the property. To grow RevPar, we are leveraging our significant convention space to entice meeting planners and convention coordinators to choose Riviera Hotel & Casino for their events. Moreover, we are showcasing our hotel room product to grow our tour and travel and internet sales.

In addition to the above, we continuously strive to maximize the number of people who patronize the Riviera Hotel & Casino but who are not guests in our hotel. To achieve this, we attempt to capitalize on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities. We are well-situated for walk-in traffic on the Las Vegas Strip near several major properties including the Circus Circus Las Vegas Resort and Casino, LVH (Las Vegas Hotel and Casino), Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects. While we benefit from our proximity to several major properties, the dormant Resorts World Las Vegas (formerly known as Echelon) and Fontainebleau construction projects and the SLS Las Vegas property (formerly known as the Sahara Hotel & Casino) closed for renovation have caused a major reduction in walk-in traffic. We anticipate that our walk-in traffic will be adversely impacted until the opening of SLS Las Vegas, anticipated to occur on Labor Day weekend 2014.

Index

Results of Operations

Three Months Ended March 31, 2014 Compared to 2013 (unaudited)

(In thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Percentage Increase (Decrease) 2014 vs 2013
Revenues
Casino	$8,224	$6,304	30.5%
Rooms	10,904	6,818	59.9%
Food and beverage	3,159	2,260	39.8%
Entertainment	148	178	(16.9)%
Other	779	931	(16.3)%
Total revenues	23,214	16,491	40.8%
Less-promotional allowances	(1,485)	(1,605)	(7.5)%
Net revenues	21,729	14,886	46.0%
Expenses
Casino	3,806	4,855	(21.6)%
Rooms	5,826	4,109	41.8%
Food and beverage	2,373	1,968	20.6%
Entertainment	249	196	27.0%
Other	188	236	(20.3)%
Other operating expenses:
Other general and administrative	6,962	6,410	8.6%
Depreciation and amortization	1,616	1,996	(19.0)%
Total expenses	21,020	19,770	6.3%
Income (Loss) from Operations	$709	$(4,884)	(114.5)%

Revenues

Net revenues for the three months ended March 31, 2014 were $21.7 million, an increase of $6.8 million, or 46.0%, from $14.9 million for the comparable period in the prior year.

Casino revenues for the quarter ended March 31, 2014 were $8.2 million, an increase of $1.9 million, or 30.5%, from $6.3 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the period in the prior year, slot machine revenue was $7.3 million, an increase of $1.6 million, or 28.1%, from $5.7 million and table game revenue was $1.7 million, an increase of $0.6 million, or 54.4% from $1.1 million. Slot machine win increased due to higher visitation during 2014. Coin-in increased to $81.0 million for the quarter ended March 31, 2014 from $65.3 million for the comparable period in the prior year, and hold percentage increased to 8.1% from 7.9% for the comparable period in the prior year. Table game drop was $9.6 million for the quarter ended March 31, 2014, compared to $8.5 million for the comparable period in the prior year, and hold percentage was 17.1% for the quarter ended March 31, 2014 compared to 12.3% for the comparable period in the prior year.

Room revenues for the quarter ended March 31, 2014 were 59.9% higher than the prior year period. Occupancy increased to 85.7% for the quarter ended March 31, 2014 from 50.6% in the prior year period due to increases in all channels, other than the Casino channel. Our average daily room rate decreased $5.57 across all channels. Room revenues included $0.6 million and $0.8 million related to rooms provided to casino guests on a complimentary basis for each of the quarters ended March 31, 2014 and 2013. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the quarter ended March 31, 2014 increased $0.9 million, or 39.8% from the prior year period. The increase was primarily due to our operation of Wicked Vicky Tavern, which was previously a leased outlet, as well as an increase of $0.2 million in catered banquet food and beverage sales, a $0.1 million increase in beverage sales in our bars, and a $0.1 million increase in R Steak & Seafood business. Food and beverage revenues included $0.8 million and $0.7 million related

Index

to food and beverage provided to casino guests on a complimentary basis for the quarters ended March 31, 2014 and 2013, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the quarter ended March 31, 2014 decreased 16.9% from the prior year period due to our completed transition of box office operations to Red Mercury Entertainment in January 2014. Our agreement with Red Mercury Entertainment includes bringing a minimum of four new shows to the property, all of which have launched in April 2014. In addition, as of January 2014, we completed remodeling the Versailles Theatre, which has been vacant since 2009, and anticipate having entertainment offerings in the space in 2014. Entertainment revenues included $0 million and $0.1 million in revenues related to show tickets offered to guests on a complimentary basis for the quarters ended March 31, 2014 and 2013, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the quarter ended March 31, 2014 decreased 16.3% from the prior year period. The decrease was primarily due to tenant rents related to the termination of the Queen Victoria Pub lease in May 2013.

Promotional allowances were $1.5 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our efforts to focus complimentaries on our most valuable customers.

Costs and Expenses

Costs and expenses for the quarter ended March 31, 2014 were $21.0 million, an increase of $1.3 million, or 6.3%, from $19.8 million for the comparable period in the prior year.

Casino costs and expenses for the quarter ended March 31, 2014 decreased 21.6% from the prior year period. The decrease in casino expenses was primarily due to a decrease in table game and slots payroll and related costs due to a reduction in staffing due to a more condensed gaming floor layout. Marketing expenses decreased as a result of a more targeted campaign and the bad debt reserve decreased related to the decrease in exposure related to credit issuance.

Room department costs and expenses for the quarter ended March 31, 2014 increased 41.8% from the prior year period. The increase in room expenses was primarily due to an increase in staffing and other expenses related to higher occupancy.

Food and beverage costs and expenses for the quarter ended March 31, 2014 increased 20.6% from the comparable period in the prior year. The increase was primarily related to an increase in food and beverage sales and an increase in staffing and related costs.

Entertainment department costs and expenses for the quarter ended March 31, 2014 increased 27.0%, an increase of $53 thousand from the same period in the prior year due to a decrease in promotional allowance expense allocation from our efforts to focus complimentaries on our most valuable customers.

Other operating costs and expenses, excluding depreciation and amortization, increased as a result of increased staffing and related costs for property repairs and maintenance.

Income (Loss) from Operations

Income from operations for the three months ended March 31, 2014 was $0.8 million, compared to a loss from operations for the three months ended March 31, 2013 of $4.9 million.

Liquidity and Capital Resources as of March 31, 2014

Our independent registered public accounting firm included an explanatory paragraph in its audit report contained in our Form 10-K for the year ended December 31, 2013 that expresses doubt as to our ability to continue as a going concern. We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the

Index

recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

The Company had $61.1 million (unaudited) and $60.1 million in cash, cash equivalents and restricted cash (of which $39.3 million (unaudited) and $39.3 million, respectively, was restricted) as of March 31, 2014 and December 31, 2013, respectively. Additionally, effective April 1, 2011, the Company has access to a $10.0 million Working Capital Facility. However, due to the default under the Series A Credit Agreement and the Series B Credit Agreement described in Note 5 to the consolidated financial statements, we do not currently have the ability to draw any funds under the Working Capital Facility until such time as the default is cured or waived. The lenders under our Series A Credit Agreement and our Series B Credit Agreement also hold 100% of our Class B Non-Voting Common Stock. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional cash, which may include the issuance of additional equity, debt financing and/or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. If repayment of the indebtedness under our Series A Credit Agreement and Series B Credit Agreement were accelerated, we do not believe the Company has sufficient liquidity and capital resources to meet both debt service and normal operating expenditures.

Current Economic and Operating Environment

We believe that a number of factors affect consumer sentiment and behavior. We believe that results of operations in the first quarter of 2014 improved compared to the first quarter of 2013 partially as a result of improved economic conditions. During the three months ended March 31, 2014, visitor volume to Las Vegas increased 5.3% and the average daily Las Vegas Strip room rate increased 10.6% compared to the same period in the prior year, as reported by the Las Vegas Convention and Visitors Authority. We expect to benefit from a continued trend of improvements in general economic conditions in 2014.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2014:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	less than 1 year	1 to 3 years	4 to 5 years	more than 5 years
Operating Leases	$113	$35	$78	$—	$—
Capital Leases	359	110	249	—	—
Resort Management Agreement*	3,000	2,200	800	—	—
Maturities of Borrowings Under Credit Facility (Note 5)	84,388	84,388	—	—	—
Total Contractual Cash Obligations	$87,860	$86,733	$1,127	$—	$—

*This amount represents the total un-accrued contractual obligations.
$1.9 million of the $3.0 million is due and payable to Paragon if the Company achieves certain EBITDAM targets set forth in the Management Agreement.

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, we have no off-balance sheet arrangements.

Index

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2013. For a further discussion of our accounting policies, see Note 2 to the consolidated financial statements in this Form 10-Q. During the three months ended March 31, 2014, there were no significant changes other than those described in this Form 10-Q, from the critical accounting policies described in our Form 10-K for the year ended December 31, 2013.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of March 31, 2014, we had $84.4 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the credit agreements. As of March 31, 2014, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.8 million per year.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

We are from time to time a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2013 .

Forward-Looking Statements

Throughout this Form 10-Q, we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this Form 10-Q will happen as described or that any positive trends referred to in this Form 10-Q will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this Form 10-Q thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	adverse consequences from our current default under our credit facilities, such as the imposition of default interest rate or acceleration of the amounts outstanding thereunder;

•	potential impairment of long-lived assets;

•	our limited operating history under our Management Agreement;

•	our substantial losses since the Substantial Consummation Date;

•	our inability to achieve projected financial results and to service our debt obligations;

•	negative effects of our recent bankruptcy proceedings on our image;

•	competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions;

•	risks related to geographic market concentration;

•	loss of management and key personnel;

•	changes or developments in laws, regulations or taxes in the gaming industry, for example, an increase in the Nevada gaming tax;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	adverse effects of factors that are beyond our control;

•	uninsured losses or losses that are not adequately covered by insurance;

Index

•	costs and liabilities associated with litigation;

•	the consequences of concerns associated with wars, terrorism and homeland security;

•	labor disputes and work stoppages;

•	volatility in our hold percentage;

•	the availability of additional capital to support capital improvements and development;

•	the loss of technological services and electrical power;

•	the loss in value of the Riviera brand;

•	our inability to protect our brands;

•	adverse effects from climate change, climate change regulations and greenhouse gas effects;

•	costs associated with legal claims and litigation related to the alleged effect of our operations on climate change;

•	adverse consequences from data breaches and other cyber security related risks;

•	the availability and adequacy of our cash flow to meet our capital requirements, including payment of amounts due under our credit agreements, and our inability to raise additional capital if needed;

•	adverse consequences of interest rate fluctuations; and

•	restrictions imposed by the terms of our indebtedness and our ability to meet the affirmative and negative
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
Item 3.      Defaults Upon Senior Securities

Beginning on June 30, 2012 and as of each subsequent quarter, including as of March 31, 2014, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement for failure to satisfy the financial covenant that neither the Credit Parties (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) nor any Subsidiary (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) permit the Consolidated Interest Coverage Ratio (as defined and calculated as set forth in the Series A Credit Agreement and the Series B Credit Agreement, respectively) to be less than 1:00 to 1:00 for each quarter ended.

If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement and the Series B Credit Agreement, respectively, may be accelerated, and the rights and remedies of the lenders under the agreements may be exercised, including rights with respect to the collateral securing obligations under the agreements. As such, the balances of the Series A Term Loan and the Series B Term Loan, as of March 31, 2014 and December 31, 2013 have been classified as a current obligation.

Further, upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement. Different default interest rates would apply to the principal of the loans, the accrued but unpaid interest on the loans and any other amounts owed under the Series A Credit Agreement and the Series B Credit Agreement. With respect to the principal of the loans made pursuant to the Series A Credit Agreement and the Series B Credit Agreement, the default interest rate is equal to the current interest rate plus 2.0%. Although the Required Lenders under the Series A Credit Agreement and the Series B Credit Agreement have not taken any action to increase the interest rate under the Series A Credit Agreement and the Series B Credit Agreement, the Company is accruing for the additional 2% default interest.

Index

The Required Lenders temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. On April 29, 2014, we entered into the Forbearance Agreement with the Required Lenders pursuant to which the Required Lenders agreed to forbear from exercising their remedies under the Series A Credit Agreement and the Series B Credit Agreement arising out of the default for a period up to and including July 31, 2014.The lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have not taken any action to exercise any remedies under the agreements.

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

RIVIERA HOLDINGS CORPORATION

Date: May 14, 2014	By:	/s/ Robert James Kunkle
President and General Manager (Authorized Officer)

Date: May 14, 2014	By:	/s/ Michael Pearse
Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index

Exhibits

Exhibit No.:	Description:

31.1*	Certification of Robert James Kunkle, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael Pearse, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Robert James Kunkle, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Michael Pearse, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
**    Furnished herewith.