Form 10-Q
period 2014-06-30
RIVIERA HOLDINGS CORP
filed 2014-08-13
CIK 899647

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

 As of August 13, 2014, there were 10 voting common Class A Shares, par value $.001 per share, outstanding, and 9,135,318 non-voting common Class B Shares, par value $.001 per share, outstanding.

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

Index

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,602	$20,738
Restricted cash	442	39,327
Accounts receivable-net of allowances of $696 and $746, respectively	3,254	2,548
Income taxes receivable	106	106
Inventories	423	377
Prepaid expenses and other assets	2,091	2,039
Total current assets	64,918	65,135
PROPERTY AND EQUIPMENT-net	133,884	135,189
INTANGIBLE ASSETS-net	4,328	4,632
OTHER ASSETS-net	1,675	1,602
TOTAL	$204,805	$206,558

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$86,127	$82,750
Accounts payable	5,438	5,184
Deferred tax liabilities	103	103
Accrued interest	3,828	2,998
Accrued expenses	8,181	7,614
Total current liabilities	103,677	98,649
LONG-TERM DEFERRED TAX LIABILITIES	22,331	22,331
Total liabilities	126,008	120,980

COMMITMENTS and CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:

PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, issued and outstanding 9,135,318 and 9,039,035 shares at June 30, 2014 and December 31, 2013, respectively)	9	9
WARRANTS ISSUED	6,058	7,657
ADDITIONAL PAID-IN CAPITAL	150,769	149,170
ACCUMULATED DEFICIT	(78,039)	(71,258)
Total stockholders' equity	78,797	85,578
TOTAL	$204,805	$206,558

The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
REVENUES:
Casino	$7,940	$6,627	$16,164	$12,931
Rooms	10,288	7,276	21,192	14,094
Food and beverage	2,819	2,552	5,978	4,812
Entertainment	239	198	387	376
Other	775	720	1,554	1,651
Total revenues	22,061	17,373	45,275	33,864
Less-promotional allowances	(1,231)	(1,659)	(2,716)	(3,264)
Net revenues	20,830	15,714	42,559	30,600
COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	3,593	4,301	7,399	9,156
Rooms	5,920	4,392	11,746	8,501
Food and beverage	2,420	2,455	4,793	4,423
Entertainment	515	196	764	392
Other	240	257	428	493
Other operating expenses:
Other general and administrative	7,856	7,206	14,818	13,616
Depreciation and amortization	1,655	1,511	3,271	3,507
Total costs and expenses	22,199	20,318	43,219	40,088
LOSS FROM OPERATIONS	(1,369)	(4,604)	(660)	(9,488)
OTHER (EXPENSE) INCOME:
Interest income and expense, net	(3,130)	(2,772)	(6,121)	(5,437)
Total other (expense) income	(3,130)	(2,772)	(6,121)	(5,437)
LOSS FROM OPERATIONS BEFORE INCOME TAX EXPENSE	(4,499)	(7,376)	(6,781)	(14,925)
Income tax expense	—	—	—	—
NET LOSS	(4,499)	(7,376)	(6,781)	(14,925)
Other comprehensive (loss) income	—	—	—	—
TOTAL OTHER COMPREHENSIVE LOSS	$(4,499)	$(7,376)	$(6,781)	$(14,925)

NET LOSS PER SHARE DATA:
Basic	$(0.50)	$(0.82)	$(0.75)	$(1.65)
Diluted	$(0.50)	$(0.82)	$(0.75)	$(1.65)

Basic-weighted average common shares outstanding	9,079	9,039	9,059	9,039
Diluted-weighted average common and common equivalent shares	9,079	9,039	9,059	9,039

The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30, 2014	Six months ended June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(6,781)	$(14,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,271	3,507
Provision for bad debts	(50)	(1,616)
Loan cost amortization	106	90
Interest expense – payment in kind	3,377	2,770
Decrease (increase) in restricted cash	38,885	23,500
Changes in operating assets and liabilities:
Accounts receivable	(656)	1,693
Inventories	(46)	(20)
Prepaid expenses and other assets	(231)	(104)
Accounts payable	254	(822)
Accrued interest	830	770
Accrued expenses	567	(245)
Net cash provided by operating activities	39,526	14,598

INVESTING ACTIVITIES:
Capital expenditures	(1,662)	(1,436)
Net cash (used in) investing activities	(1,662)	(1,436)

FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,864	13,162
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	20,738	13,914
CASH AND CASH EQUIVALENTS-END OF PERIOD	$58,602	$27,076

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$1,807	$1,807

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

In preparing the accompanying consolidated financial statements, the Company’s management reviewed events that occurred from June 30, 2014 until the issuance of the financial statements.

Liquidity

The Company had $58.6 million in cash and cash equivalents and $0.4 million in restricted cash as of June 30, 2014. Additionally, effective April 1, 2011, the Company had the ability to draw up to $10 million against its Working Capital Facility (as defined in Note 5). However, due to the default under the Series A Credit Agreement (as defined in Note 5) and the Series B Credit Agreement (as defined in Note 5), we do not currently have the ability to draw any additional funds under the Working Capital Facility until such time as the default is cured or waived. The lenders under our Series A Credit Agreement and our Series B Credit Agreement also hold 100% of our Class B Non-Voting Common Stock (as defined in Note 6). As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional cash, which may include the issuance of additional equity, debt financing and/or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. If repayment of the indebtedness under our Series A Credit Agreement and Series B Credit Agreement were accelerated, we do not believe the Company has sufficient liquidity and capital resources to meet both debt service and normal operating expenditures. Pursuant to the terms of the Forbearance Agreement (as defined in Note 5), the Required Lenders had agreed to forbear from exercising their remedies under the Series A Credit Agreement and the Series B Credit Agreement arising out of the default for a period up to and including July 31, 2014. On July 31, 2014, the Forbearance Agreement was amended to extend the forbearance period through August 31, 2014.

Index

Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Subsequent to emergence from bankruptcy, the Company has generated net losses from continuing operations before income tax benefits of $6.8 million, $26.8 million, $56.6 million and $19.3 million for the six months ended June 30, 2014, and the years ended December 31, 2013 and 2012 and for the period April 1, 2011 through December 31, 2011, respectively, and has an accumulated deficit of $78.0 million at June 30, 2014. The Company has cash and cash equivalents of $58.6 million and a net working-capital deficit of $38.8 million at June 30, 2014. The net working-capital deficit includes $50.0 million of the Company’s Series A Credit Agreement and $36.1 million of the Company’s Series B Credit Agreement (collectively, the “Credit Agreements”), both of which are classified as currently payable due to the defaults discussed below.

In connection with the Credit Agreements, we agreed to several affirmative and negative covenants. Beginning on June 30, 2012 and as of each subsequent quarter, including as of June 30, 2014, the Company was not in compliance with the financial covenants in, and in default under, the Credit Agreements (see Note 5).  Pursuant to the terms of the Forbearance Agreement, the Required Lenders had agreed to forbear from exercising their remedies under the Series A Credit Agreement and the Series B Credit Agreement arising out of the default for a period up to and including July 31, 2014. On July 31, 2014, the Forbearance Agreement was amended to extend the forbearance period through August 31, 2014. The Company is currently in negotiations with its lenders, who are also stockholders, under the Credit Agreements concerning new financial covenants and other amendments to the Credit Agreements to resolve the existing default. There can be no assurance that the Company will be successful in doing so or that such amendments will be on favorable terms to the Company. The conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Restricted Cash

As of June 30, 2014, a security deposit in the amount of $0.4 million remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

On April 28, 2014, the Company requested and received approval from the Required Lenders, as defined in each of the Series A Credit Agreement and the Series B Credit Agreement, to withdraw the full amount, $38.9 million, held in the Company’s segregated cash account for working capital purposes.

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

Index

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

Our effective tax rate for the three and six months ended June 30, 2013 and June 30, 2014 was 0%. The Company believes it is reasonable to apply a full valuation allowance, offsetting the tax benefit that would otherwise be generated from a net operating loss for the three and six months ended June 30, 2014. The deferred tax balances remain unchanged from December 31, 2013.

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data.

Index

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company’s debt compared with its carrying value (amounts in thousands):

	June 30, 2014 (unaudited)	December 31, 2013

Aggregate carrying amount, Series A Term Loan	$50,000	$50,000
Aggregate carrying amount, Series B Term Loan	36,127	32,750
Total aggregate carrying amount	$86,127	$82,750

Aggregate fair value, Series A Term Loan	$46,500	$46,000
Aggregate fair value, Series B Term Loan	30,708	27,510
Total aggregate fair value	$77,208	$73,510

4.    COMMITMENTS AND CONTINGENCIES

As of June 30, 2014, the Company had no commitments or contingencies that are not already accounted for in the consolidated financial statements or disclosed in the accompanying condensed notes.

Legal Proceedings and Related Events

The Company is a party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Concentrations of Labor Subject to Collective Bargaining Agreements

As of June 30, 2014, 610 of our 967 employees were covered by collective bargaining agreements. Since December 31, 2013, we have successfully negotiated tentative or final agreements with several of our employee groups which are subject to collective bargaining agreements. A prolonged dispute with employees covered by collective bargaining agreements could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new collective bargaining agreements may be significant and could also have an adverse impact on our results of operations.

Management Agreement

On June 21, 2013, RHC and ROC entered into a Resort Management Agreement (the “Management Agreement”) with Paragon Riviera LLC (“Paragon”). Pursuant to the Management Agreement, RHC and ROC engaged Paragon to provide oversight of the executive level management at Riviera Hotel & Casino. Paragon will also provide financial, marketing, business and organizational strategy services to Riviera Hotel & Casino. The term of the Management Agreement is two years from the date of execution, unless earlier terminated in accordance with its terms and conditions. Paragon receives a base fee payment monthly on the first day of each calendar month during the term. Paragon is eligible to receive an additional incentive management fee upon achieving a specified threshold at the end of each year of the term of the agreement. As of June 30, 2014, there is $1.5 million recorded as accrued management fees for Paragon. Management fees expense for the three and six month periods ended June 30, 2014 was $0.6 million and $1.2 million, respectively.

Index

5.    LONG TERM DEBT AND COMMITMENTS

Long Term Debt consists of the following (in thousands):

	June 30, 2014 (unaudited)	December 31, 2013

Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at June 30, 2014	$50,000	$50,000
Series B Term Loan, due April 1, 2019, interest at LIBOR plus 18% PIK, 20% at June 30, 2014	36,127	32,750
Total long term debt	86,127	82,750
Less current portion of long term debt	(86,127)	(82,750)
Total long term debt, net of current portion	$—	$—

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

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. Beginning on June 30, 2012 and as of each subsequent quarter, including as of June 30, 2014, the Company was not in compliance with the financial covenants in, and in default under, the Series A Credit Agreement. The Required Lenders (as defined in the Series A Credit Agreement) temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. On April 29, 2014, we entered into a forbearance agreement with the Required Lenders pursuant to which the Required Lenders agreed to forbear from exercising their remedies under the Series A Credit Agreement arising out of the default for a period up to and including July 31, 2014 (the "Series A Forbearance Agreement"). On July 31, 2014, the Series A Forbearance Agreement was amended to extend the forbearance period through August 31, 2014. The lenders and administrative agent under the Series A Credit Agreement have not taken any action to exercise any remedies under the Series A Credit Agreement.

Index

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement. As such, the balance of the Series A Term Loan, as of December 31, 2013 and June 30, 2014, is classified as a current obligation.

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

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. Beginning on June 30, 2012 and as of each subsequent quarter, including as of June 30, 2014, the Company was not in compliance with the financial covenants in, and in default under, the Series B Credit Agreement. The Required Lenders (as defined in the Series B Credit Agreement) temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. On April 29, 2014, we entered into a forbearance agreement with the Required Lenders pursuant to which the Required Lenders agreed to forbear from exercising their remedies under the Series B Credit Agreement arising out of the default for a period up to and including July 31, 2014 ("Series B Forbearance Agreement", collectively with the Series A Forbearance Agreement, the "Forbearance Agreement"). On July 31, 2014, the Series B Forbearance Agreement was amended to extend the forbearance period through August 31, 2014. The lenders and administrative agent under the Series B Credit Agreement have not taken any action to exercise any remedies under the Series B Credit Agreement.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit

Index

Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement. As such, the balance of the Series B Term Loan, as of December 31, 2013 and June 30, 2014, is classified as a current obligation.

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

6.    STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting common stock, and 9,135,318 shares of Class B Non-Voting Common Stock were issued and outstanding as of June 30, 2014.

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

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.001 par value per share, of which none were issued as of June 30, 2014. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

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

Index

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

On May 23, 2014, one holder of our Class B Warrants exercised its Class B Warrant at the stated aggregate exercise price of $0.01 and we issued to the holder 96,283 shares of Class B Non-Voting Common Stock as a result.

7.    SUBSEQUENT EVENTS

On April 29, 2014, the Company entered into the Forbearance Agreement with the Required Lenders pursuant to which the Required Lenders agreed to forbear from exercising their remedies under the Credit Agreements arising out of the existing default under the Credit Agreements for a period up to and including July 31, 2014. On July 31, 2014, the Forbearance Agreement was amended to extend the forbearance period through August 31, 2014.

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

In addition to the above, we continuously strive to maximize the number of people who patronize the Riviera Hotel & Casino but who are not guests in our hotel. To achieve this, we attempt to capitalize on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities. We are well-situated for walk-in traffic on the Las Vegas Strip near several major properties including the Circus Circus Las Vegas Resort and Casino, LVH (Las Vegas Hotel and Casino), Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects. While we benefit from our proximity to several major properties, the still dormant Resorts World Las Vegas (formerly known as Echelon) construction project (construction is expected to begin in the summer of 2014 ), the dormant Fontainebleau construction project and the SLS Las Vegas property (formerly known as the Sahara Hotel & Casino) closed for renovation have caused a major reduction in walk-in traffic. We anticipate that our walk-in traffic will be adversely impacted until the opening of SLS Las Vegas, anticipated to occur late August 2014.

Index

Results of Operations

Three Months Ended June 30, 2014 Compared to 2013 (unaudited)

(In thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Percentage Increase (Decrease) 2014 vs 2013
Revenues
Casino	$7,940	$6,627	19.8%
Rooms	10,288	7,276	41.4%
Food and beverage	2,819	2,552	10.5%
Entertainment	239	198	20.7%
Other	775	720	7.6%
Total revenues	22,061	17,373	27.0%
Less-promotional allowances	(1,231)	(1,659)	(25.8)%
Net revenues	20,830	15,714	32.6%
Expenses
Casino	3,593	4,301	(16.5)%
Rooms	5,920	4,392	34.8%
Food and beverage	2,420	2,455	(1.4)%
Entertainment	515	196	162.8%
Other	240	257	(6.6)%
Other operating expenses:
Other general and administrative	7,856	7,206	9.0%
Depreciation and amortization	1,655	1,511	9.5%
Total expenses	22,199	20,318	9.3%
Loss from Operations	$(1,369)	$(4,604)	(70.3)%

Revenues

Net revenues for the three months ended June 30, 2014 were $20.8 million, an increase of $5.1 million, or 33%, from $15.7 million for the comparable period in the prior year.

Casino revenues for the quarter ended June 30, 2014 were $7.9 million, an increase of $1.3 million, or 19.8%, from $6.6 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the period in the prior year, slot machine revenue was $6.4 million, an increase of $1.0 million, or 18.5%, from $5.4 million, and table game revenue was $1.6 million, an increase of $0.2 million, or 14.3%, from $1.4 million. Slot machine win increased due to higher visitation and volume during 2014. Coin-in increased to $76.3 million for the quarter ended June 30, 2014 from $69.1 million for the comparable period in the prior year, and hold percentage increased to 8.3% from 7.9% for the comparable period in the prior year. Table game drop was $9.6 million for the quarter ended June 30, 2014, compared to $8.9 million for the comparable period in the prior year, and hold percentage was 15.7% for the quarter ended June 30, 2014 which was consistent with the same period in the prior year.

Room revenues for the quarter ended June 30, 2014 were 41.4% higher than the prior year period. Occupancy increased to 84.8% for the quarter ended June 30, 2014 from 55.3% in the prior year period due primarily to increases in wholesale and retail channels. Our average daily room rate decreased $7.92 across all channels. Room revenues included $0.5 million and $1.0 million related to rooms provided to casino guests on a complimentary basis for each of the quarters ended June 30, 2014 and 2013. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the quarter ended June 30, 2014 increased $0.3 million, or 10.5% from the prior year period. The increase was primarily due to our operation of Wicked Vicky Tavern, which was previously a leased outlet, as well as an increase of 27% in Java Stop, and a $0.2 million increase in beverage sales in our bars. Food and beverage revenues included $0.8 million

Index

and $0.6 million related to food and beverage provided to casino guests on a complimentary basis for the quarters ended June 30, 2014 and 2013, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the quarter ended June 30, 2014 increased 20.7% from the prior year period. In January 2014, we completed the transition of all box office operations to Red Mercury Entertainment. Our agreement with Red Mercury Entertainment includes bringing a minimum of four new shows to the property, all of which had launched as of April 2014. In addition, as of January 2014, we completed remodeling the Versailles Theatre, which has been vacant since 2009, and anticipate having entertainment offerings in the space in 2014. Entertainment revenues included $0 million and $0.03 million in revenues related to show tickets offered to guests on a complimentary basis for the quarters ended June 30, 2014 and 2013, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the quarter ended June 30, 2014 increased 7.6% from the prior year period. The increase was primarily due to increased use of ATM machines on the property from which we receive commissions.

Promotional allowances were $1.2 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our efforts to focus complimentaries on our most valuable customers.

Costs and Expenses

Costs and expenses for the quarter ended June 30, 2014 were $22.2 million, an increase of $1.9 million, or 9.3%, from $20.3 million for the comparable period in the prior year.

Casino costs and expenses for the quarter ended June 30, 2014 decreased $0.7 million or 16.5% from the prior year period. The decrease in casino expenses was primarily due to a decrease in table game and slots payroll and related costs due to a reduction in staffing due to a more condensed gaming floor layout which resulted in savings of 15.4% from prior year. Marketing expenses decreased as a result of fewer specials events and tournaments.

Room department costs and expenses for the quarter ended June 30, 2014 increased $1.5 million or 34.8% from the prior year period. The increase in room expenses was primarily due to an increase in staffing and other expenses related to higher occupancy.

Food and beverage costs and expenses for the quarter ended June 30, 2014 decreased 1.4% from the comparable period in the prior year. The slight decrease is primarily due to cost savings measures in other operating expenses.

Entertainment department costs and expenses for the quarter ended June 30, 2014 increased 162.8% from the same period in the prior year primarily due to an increase in payroll and benefits and professional services.

Other general and administrative costs and expenses increased 9.0% as a result of increased staffing and related expenses and increase in property operations and maintenance.

Loss from Operations

Loss from operations for the three months ended June 30, 2014 was $1.4 million, compared to a loss from operations for the three months ended June 30, 2013 of $4.6 million.

Index

Six Months Ended June 30, 2014 Compared to 2013 (unaudited)

(In thousands)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Percentage Increase (Decrease) 2014 vs 2013
Revenues
Casino	$16,164	$12,931	25.0%
Rooms	21,192	14,094	50.4%
Food and beverage	5,978	4,812	24.2%
Entertainment	387	376	2.9%
Other	1,554	1,651	(5.9)%
Total revenues	45,275	33,864	33.7%
Less-promotional allowances	(2,716)	(3,264)	(16.8)%
Net revenues	42,559	30,600	39.1%
Expenses
Casino	7,399	9,156	(19.2)%
Rooms	11,746	8,501	38.2%
Food and beverage	4,793	4,423	8.4%
Entertainment	764	392	94.9%
Other	428	493	(13.2)%
Other operating expenses:
Other general and administrative	14,818	13,616	8.8%
Depreciation and amortization	3,271	3,507	(6.7)%
Total expenses	43,219	40,088	7.8%
Loss from Operations	$(660)	$(9,488)	(93.0)%

Revenues

Net revenues for the six months ended June 30, 2014 were $42.6 million, an increase of $12 million, or 39.1%, from $30.6 million for the comparable period in the prior year.

Casino revenues for the six months ended June 30, 2014 were $16.2 million, an increase of $3.2 million, or 25.0%, from $12.9 million for the comparable period in the prior year. Casino revenues are comprised primarily of slot machine and table game revenues. In comparison to the period in the prior year, slot machine revenue was $12.9 million, an increase of $2.0 million, or 18.0%, from $10.9 million, and table game revenue was $3.2 million, an increase of $0.7 million, or 28.0%, from $2.5 million. Slot machine win increased due to higher visitation and volume during 2014. Coin-in increased to $157.3 million for the six months ended June 30, 2014 from $134.4 million for the comparable period in the prior year, and hold percentage increased to 8.2% from 8.1% for the comparable period in the prior year. Table game drop was $19.2 million for the six months ended June 30, 2014, compared to $17.4 million for the comparable period in the prior year, and hold percentage was 16.4% for the six months ended June 30, 2014 compared to 14.1% for the comparable period in the prior year.

Room revenues for the six months ended June 30, 2014 were 50.4% higher than the prior year period. Occupancy increased to 85.3% for the six months ended June 30, 2014 from 53.0% in the prior year period mainly due to increases in wholesale and retail channels. Our average daily room rate decreased $6.82 across all channels. Room revenues included $1.1 million and $1.8 million related to rooms provided to casino guests on a complimentary basis for each of the six months ended June 30, 2014 and 2013. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for the six months ended June 30, 2014 increased $1.2 million, or 24.2%, from the prior year period. The increase was primarily due to our operation of Wicked Vicky Tavern, which was previously a leased outlet, as well as an increase of $0.2 million in catered banquet food and beverage sales, a $0.4 million increase in beverage sales in our bars, and a $0.2 million increase in R Steak & Seafood business. Food and beverage revenues included $1.6 million and $1.4 million related to food and beverage provided to casino guests on a complimentary basis for the six months ended June 30, 2014 and 2013,

Index

respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for the six months ended June 30, 2014 increased 2.9% from the prior year period. Our agreement with Red Mercury Entertainment includes bringing a minimum of four new shows to the property, all of which have launched in April 2014. In addition, as of January 2014, we completed remodeling the Versailles Theatre, which has been vacant since 2009, and anticipate having entertainment offerings in the space in 2014. Entertainment revenues included $0 million and $0.1 million in revenues related to show tickets offered to guests on a complimentary basis for the six months ended June 30, 2014 and 2013, respectively. These revenues are included in promotional allowances, which are deducted from total revenues to arrive at net revenues.

Other revenues for the six months ended June 30, 2014 decreased 5.9% from the prior year period. The decrease was primarily due to amounts received by tenants for percentage rent.

Promotional allowances were $2.7 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively. Promotional allowances are comprised of food, beverage, hotel room nights and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our efforts to focus complimentaries on our most valuable customers.

Costs and Expenses

Costs and expenses for the six months ended June 30, 2014 were $43.2 million, an increase of $3.1 million, or 7.8%, from $40.1 million for the comparable period in the prior year.

Casino costs and expenses for the six months ended June 30, 2014 decreased 19.2% from the prior year period. The decrease in casino expenses was primarily due to a decrease in table game and slots payroll and related costs due to a reduction in staffing due to a more condensed gaming floor layout which resulted in savings of 14.8% from prior year. Marketing expenses decreased as a result of fewer specials events and tournaments.

Room department costs and expenses for the six months ended June 30, 2014 increased 38.2% from the prior year period. The increase in room expenses was primarily due to an increase in staffing and other expenses related to higher occupancy.

Food and beverage costs and expenses for the six months ended June 30, 2014 increased 8.4% from the comparable period in the prior year. The increase was primarily related to an increase in food and beverage sales and an increase in staffing and related costs.

Entertainment department costs and expenses for the six months ended June 30, 2014 increased 94.9% from the same period in the prior year due to an increase in payroll and benefits and professional services

Other general and administrative costs and expenses increased 8.8% as a result of increased staffing and related expenses and increase in property operations and maintenance.

Loss from Operations

Loss from operations for the six months ended June 30, 2014 was $0.7 million, compared to a loss from operations for the six months ended June 30, 2013 of $9.5 million.

Liquidity and Capital Resources as of June 30, 2014

Our independent registered public accounting firm included an explanatory paragraph in its audit report contained in our Form 10-K for the year ended December 31, 2013 that expresses doubt as to our ability to continue as a going concern. We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Index

The Company had $59.0 million (unaudited) and $60.1 million in cash, cash equivalents and restricted cash (of which $0.4 million (unaudited) and $39.3 million, respectively, was restricted) as of June 30, 2014 and December 31, 2013, respectively. On April 28, 2014, the Company requested and received approval from the Required Lenders, as defined in each of the Series A Credit Agreement and the Series B Credit Agreement, to withdraw the full amount, $38.9 million, held in the Company’s segregated cash account for working capital purposes. Additionally, effective April 1, 2011, the Company has access to a $10.0 million Working Capital Facility. However, due to the default under the Series A Credit Agreement and the Series B Credit Agreement described in Note 5 to the consolidated financial statements, we do not currently have the ability to draw any funds under the Working Capital Facility until such time as the default is cured or waived. The lenders under our Series A Credit Agreement and our Series B Credit Agreement also hold 100% of our Class B Non-Voting Common Stock. As a result of the default, the Required Lenders (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) have the ability to increase the interest accruing on amounts owed under the Series A Credit Agreement and the Series B Credit Agreement, respectively. An increase in the interest rate would negatively affect our available cash and results from operations. Further, the Required Lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have the right to accelerate repayment of all amounts owed under each of the agreements and require us to repay such amounts immediately. We do not currently have sufficient funds to repay the Series A and Series B debt. Repaying these amounts and covering our operating losses will require additional cash, which may include the issuance of additional equity, debt financing and/or capital contributions from stockholders, if available to us. There can be no assurance that we will be successful in obtaining additional capital resources. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. Any additional equity financing may result in substantial dilution to our then existing stockholders. We do not provide any guarantees or assurances that the Company will have ample liquidity and capital resources to meet future financial obligations. If repayment of the indebtedness under our Series A Credit Agreement and Series B Credit Agreement were accelerated, we do not believe the Company has sufficient liquidity and capital resources to meet both debt service and normal operating expenditures.

Current Economic and Operating Environment

We believe that a number of factors affect consumer sentiment and behavior. We believe that results of operations for the three and six month periods ended June 30, 2014 improved in relation to the comparable periods of 2013 partially as a result of improved economic conditions. During the six months ended June 30, 2014, visitor volume to Las Vegas increased 4.2% and the average daily Las Vegas Strip room rate increased 6.8% compared to the same period in the prior year, as reported by the Las Vegas Convention and Visitors Authority. We expect to benefit from a continued trend of improvements in general economic conditions in 2014.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2014:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	less than 1 year	1 to 3 years	4 to 5 years	more than 5 years
Operating Leases	$104	$35	$69	$—	$—
Capital Leases	329	110	219	—	—
Resort Management Agreement*	2,400	2,200	200	—	—
Maturities of Borrowings Under Credit Facility (Note 5)	86,127	86,127	—	—	—
Total Contractual Cash Obligations	$88,960	$88,472	$488	$—	$—

*This amount represents the total un-accrued contractual obligations. $1.5 million of the $2.4 million is due and payable to Paragon if the Company achieves certain EBITDAM targets set forth in the Management Agreement.

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, we have no off-balance sheet arrangements.

Critical Accounting Policies

Index

A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2013. For a further discussion of our accounting policies, see Note 2 to the consolidated financial statements in this Form 10-Q. During the three and six month periods ended June 30, 2014, there were no significant changes other than those described in this Form 10-Q, from the critical accounting policies described in our Form 10-K for the year ended December 31, 2013.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of June 30, 2014, we had $86.1 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the credit agreements. As of June 30, 2014, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.8 million per year.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective.

During our last fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

We are from time to time a party to routine lawsuits, either as plaintiff or as defendant, arising from the normal operations of a hotel and casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2013.

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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2014, one holder of our Class B Warrants exercised its Class B Warrant in full at the stated aggregate exercise price of $0.01 and we issued to the holder 96,283 shares of Class B Non-Voting Common Stock.  The issuance of the Class B Non-Voting Common Stock was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), because (i) the Class B Warrants were originally issued under Section 1145 of the United States Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities underlying warrants issued under a plan of reorganization, and (ii) Section 4(a)(2) of the Securities Act because the issuance did not involve any public offering in that we issued the shares of Class B Non-Voting Common Stock to an existing holder of our Class B Warrants, who is also one of creditors, and we placed a legend on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom.
Item 3.      Defaults Upon Senior Securities

Beginning on June 30, 2012 and as of each subsequent quarter, including as of June 30, 2014, the Company was in default under the Series A Credit Agreement and the Series B Credit Agreement for failure to satisfy the financial covenant that neither the Credit Parties (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) nor any Subsidiary (as defined in the Series A Credit Agreement and the Series B Credit Agreement, respectively) permit the Consolidated Interest Coverage Ratio (as defined and calculated as set forth in the Series A Credit Agreement and the Series B Credit Agreement, respectively) to be less than 1:00 to 1:00 for each quarter ended.

If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement and the Series B Credit Agreement, respectively, may be accelerated, and the rights and remedies of the lenders under the agreements may be exercised, including

Index

rights with respect to the collateral securing obligations under the agreements. As such, the balances of the Series A Term Loan and the Series B Term Loan, as of June 30, 2014 and December 31, 2013 have been classified as a current obligation.

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

The Required Lenders temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. On April 29, 2014, we entered into a forbearance agreement with the Required Lenders pursuant to which the Required Lenders agreed to forbear from exercising their remedies under the Series A Credit Agreement and the Series B Credit Agreement arising out of the default for a period up to and including July 31, 2014. On July 31, 2014, the forbearance agreement was amended to extend the forbearance period through August 31, 2014. The lenders and administrative agent under the Series A Credit Agreement and the Series B Credit Agreement, respectively, have not taken any action to exercise any remedies under the agreements.

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

RIVIERA HOLDINGS CORPORATION

Date: August 13, 2014	By:	/s/ Robert James Kunkle
President and General Manager (Authorized Officer)

Date: August 13, 2014	By:	/s/ Michael Pearse
Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index

Exhibits

Exhibit No.:	Description:

31.1*	Certification of Robert James Kunkle, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael Pearse, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Robert James Kunkle, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Michael Pearse, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
**    Furnished herewith.