Form 10-K
period 2014-12-31
RIVIERA HOLDINGS CORP
filed 2015-03-31
CIK 899647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 000-21430

RIVIERA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0296885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Las Vegas Boulevard South
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (702) 734-5110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

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
Yes ☒     No ☐

As of March 31, 2015, there were 10 voting common Class A Shares, par value $0.001 per share, outstanding, and 9,419,982 non-voting common Class B Shares, par value $0.001, outstanding.

Page 1 of 98 pages
Exhibit Index Appears on Page 51 hereof

RIVIERA HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2014

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

Recent Developments

Sale of Substantially All Assets and Termination of Business

On February 20, 2015, the Company entered into, and simultaneously closed, an Asset Purchase Agreement (the “Purchase Agreement”) with Las Vegas Convention and Visitors Authority, a local governmental entity of the State of Nevada (the “Buyer”). Pursuant to the Purchase Agreement, Buyer purchased certain assets of the Company, including the real property located at 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and all structures and improvements located on the property (collectively, the “Property”), and certain other assets (the “Transaction”) for a total purchase price of up to $182.5 million (the “Purchase Price”).

The Purchase Agreement generally provides that the Company will terminate its business operations within 180 days of the close of the Transaction (the “Business Closure”). The Company will be responsible for the Business Closure, and the Buyer will take possession of the Property once there are only minimal assets remaining on the premises. A portion of the Purchase Price has been deposited with a third-party escrow agent under an Escrow Agreement (the “Escrow Agreement”). Part of the escrowed amounts will be released to the Company upon completion of the Business Closure, while a larger portion will be available to pay the costs of the Business Closure, as discussed more fully in the Purchase Agreement.

In order to provide the Company with access to the Property and time to complete the Business Closure, at the close of the Transaction, ROC and the Buyer entered into a Lease Agreement (the “Lease”), pursuant to which ROC leases the Property from the Buyer for the sole purpose of winding down operations. The Lease will be in effect for the duration of the Business Closure and will expire automatically when the Business Closure is complete. In addition, the Company has guaranteed the payment and performance of ROC’s obligations under the Lease by executing a Lease Guaranty concurrently with ROC’s execution of the Lease and the closing of the Transaction.

The Company entered into a Business Closure Agreement with Paragon Riviera LLC, a Nevada limited liability company (“Paragon”), on February 20, 2015 (the “Closure Agreement”). Paragon previously managed the operations of the Company pursuant to the Management Agreement (defined below). Pursuant to the Closure Agreement, Paragon will conduct operations for and on behalf of ROC and will effect the Business Closure. Paragon will receive a monthly fee in connection with the Closure Agreement. The Company and Paragon were previously parties to the Resort Management Agreement, dated as of June 21, 2013 (the “Management Agreement”), pursuant to which Paragon provided oversight of the executive level management at the Company and provided financial, marketing, business and organizational strategy services. The term of the Management Agreement was two years from the date of execution, unless earlier terminated in accordance with its terms and conditions. The Management Agreement was terminated prior to its expiration date upon the closing of the Transaction and the execution of the Closure Agreement. Paragon will receive certain fees in connection with the termination of the Management Agreement.

Promptly after the closing of the Transaction, the Company repaid all outstanding indebtedness owed under (i) the Series A Credit Agreement, dated as of April 1, 2011, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders party thereto (the “Series A Credit Agreement”), and (ii) the Series B Credit Agreement, dated as of April 1, 2011, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders party thereto (the “Series B Credit Agreement”). The terms of the Series A Credit Agreement and the Series B Credit Agreement are described in Note 9 to the consolidated financial statements.

On March 11, 2015, the Company announced the expected closure date of the Riviera Hotel & Casino as May 4, 2015 at noon.

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

Reportable Segments

With the presentation of RBH as a discontinued operation discussed above, the Company has one reporting segment.

Board of Directors and Management Changes

On September 24, 2012, the Company’s board of directors (the “Board”) appointed Paul Roshetko as the Company's Chief Financial Officer and Treasurer, positions Mr. Roshetko held until October 4, 2013. On October 7, 2013, the Board appointed Michael Pearse as the Company's Chief Financial Officer and Treasurer.

Pursuant to the Plan, as of the Substantial Consummation Date, the Board consisted of: Barry S. Sternlicht, Derek J. Stevens, Marcos Alvarado and Andy Choy.  Mr. Sternlicht serves as the Chairman of the Board.  Each of Messrs. Sternlicht, Stevens, Alvarado and Choy were designated to the Board pursuant to the Stockholders Agreement described in Note 13 to the consolidated financial statements. As previously reported, Mr. Choy served as a member of the Board until his resignation on June 21, 2013, at which time Steven Hankin was elected to the Board, also on June 21, 2013. Steven Hankin was removed as a member of the Board on December 8, 2014, at which time Robert Scoville was elected to the Board, also on December 8, 2014. Mr. Sternlicht is the Chairman, Chief Executive Officer and owner of Starwood Capital Group and its related entities and each of Mr. Alvarado and Mr. Scoville are employees of one of these related entities. Prior to his departure, Mr. Hankin was an employee of one of these related entities. Mr. Stevens is an employee and member of Desert Rock Enterprises LLC. As a result of the transactions contemplated by the Plan and consummated on the Substantial Consummation Date, Desert Rock Enterprises LLC and entities affiliated with Starwood Capital Group own approximately 11% and 51%, respectively, of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Additionally, pursuant to the Plan, Mr. Choy was elected to serve as the President and Chief Executive Officer of the Company as of the Substantial Consummation Date, positions from which he resigned on June 21, 2013, the same date on which Mr. Choy resigned from the Board and the same date on which the Board appointed Robert James Kunkle President of the Company and President and General Manager of ROC.

Riviera Hotel & Casino

General

Riviera Hotel & Casino is located on the corner of Las Vegas Boulevard and Riviera Boulevard in Clark County, Nevada, across Las Vegas Boulevard from the Circus Circus Las Vegas Resort & Casino and the Resorts World Las Vegas (formerly known as Echelon) construction project and just south of the Fontainebleau project. Boyd Gaming Corporation, the owner of the Echelon project, suspended construction on the project indefinitely as a result of economic issues. On March 4, 2013 Genting Group and Boyd Gaming announced that they had entered into a definitive purchase and sale agreement for the Echelon project, and closed on the transaction that day. Phase 1 of Genting Group’s Resorts World Las Vegas construction project is to include 3,500 rooms and 175,000 square feet of casino with an estimated opening in 2017. The Fontainebleau project was owned by Fontainebleau Las Vegas LLC which filed for Chapter 11 bankruptcy protection in June 2009. The property was acquired by Icahn Nevada Gaming Acquisition LLC in January 2010. Plans for the Fontainebleau project are unknown. On February 12, 2013, SBE Hotel Group announced it began renovation of the SLS Las Vegas (formerly known as the Sahara Hotel and Casino), located on the corner of Las Vegas Blvd and Sahara Boulevard. SLS Las Vegas has 1,600 rooms and opened on August 23, 2014. On April 21, 2014, MGM Resorts International announced plans to construct a permanent City of Rock open-air concert venue also located on the corner of Las Vegas Boulevard and Sahara Boulevard, with an estimated opening in May 2015.

Gaming

Riviera Hotel & Casino has approximately 92,000 square feet of casino space. As of December 31, 2014, the casino had 825 slot machines and 23 gaming tables. The casino also includes a race and sports book, which is operated by William Hill US, a subsidiary of William Hill PLC. The Company closed its Bingo room in July 2012 and its poker room in June 2013.

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

In addition, Riviera Hotel & Casino operates two snack bars and has a 200-seat fast-food “food court” which had several fast food locations operating during 2014. The food court is managed by a third party. As of December 31, 2014, seven food court locations were leased to independent fast food operators. In addition, Riviera Hotel & Casino leases space to the operator of The Banana Leaf Restaurant, which is a full-service restaurant serving American and Asian cuisines. The Banana Leaf Restaurant is located adjacent to the casino floor and opened during the first quarter of 2007.

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

Entertainment

Riviera Hotel & Casino has five entertainment venues. In 2014, the Company had six shows running in its four operating entertainment venues. The following table outlines the type of service provided and total seating capacity for each of these entertainment venues:

Venue	Type	Seating Capacity
Le Bistro Theatre	Music	190
Comedy Club Theatre	Comedy	250
Crazy Girls Theatre	Music, Adult Revue	375
Starlite Theatre	Magic	575
Versailles Theatre	Vacant since 2009	875

As of December 31, 2014, one of our shows, Comedy Club, is owned and operated by us, all other shows are owned and operated by third parties. For the show we own, we receive all ticket revenue, excluding processing and handling fees from Red Mercury Entertainment, and bear the expense of the show. For the other shows, we receive ticket sales commissions and a predetermined number of complimentary tickets that we use primarily for marketing and promotions. In addition, we receive any gaming and food and beverage revenues from show patrons. The show operators pay rent. In November 2013, we entered into an agreement with Red Mercury Entertainment to lease three showrooms and the Le Bistro Theatre, and bring a minimum of four new shows to the property, all launching in the first half of 2014. In addition, in January 2014, we completed a remodel of the Versailles Theatre, which has been vacant since 2009.

Marketing Strategies - Gaming

Our current marketing programs are directed at mid-level gaming customers.  Mid-level gaming customers tend to provide us with a more consistent gaming revenue stream relative to high-level gaming customers.  Our principal strategy is to continue to invest in our players through our multi-tiered player’s club program known as Club Riviera and to offer slot tournaments and other special events and promotions.

Generating customer loyalty is a critical component of our business strategy as retaining customers is less expensive than attracting new ones.  Consequently, we store all of our Club Riviera player’s information in a database program which we use for sending special offerings to Club Riviera members based on a variety of criteria. We frequently use free slot play, discounted or complimentary meals at our restaurants, accommodations at our hotel and tickets at our shows to incentivize Club Riviera members and other prospective customers to visit and game at our property.   All slot machine and table game players are encouraged to join Club Riviera.  Once a player joins Club Riviera, we can track the player’s level of play and gain useful information about the player’s preferences.  We offer qualifying customers personalized service, credit availability and access to a variety of complimentary or reduced-rate hotel rooms, as well as dinner and entertainment options.  We have found that an individualized marketing approach has been successful in generating revenue and repeat business.

We also seek to maximize the number of people who patronize the Riviera Hotel & Casino but who are not guests in the hotel by capitalizing on the Company's Las Vegas Strip location and proximity to the Las Vegas Convention Center, the Circus Circus Las Vegas Resort & Casino, Westgate Las Vegas Resort & Casino (formerly known as the LVH), SLS Las Vegas, Wynn Las Vegas, Wynn Encore and various time-share and condominium properties.

Marketing Strategies - Rooms

We continue to focus on convention customers.  The convention market consists of two groups:  (1) those trade organizations and groups that hold events in the banquet and meeting space provided by a single hotel, and (2) those attending city-wide events, usually held at the Las Vegas Convention Center.  We target convention business because their patrons typically are willing to pay higher room rates and we are able to capitalize on certain advance planning benefits because conventions are often booked one to two years in advance of the event date.  We focus our marketing efforts on conventions whose participants have the most active gaming profile and higher banquet and function spending habits; they are more likely to pay higher room rates.  We also benefit from our proximity to the Las Vegas Convention Center, which makes us attractive to city-wide conventioneers looking to avoid the congestion that occurs during a major convention, particularly at the south end of the Las Vegas Strip.

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

The Riviera Brand

The Riviera Hotel & Casino, located on Las Vegas Boulevard in Las Vegas, Nevada, opened in 1955, and has a long-standing reputation for delivering traditional Las Vegas-style gaming, entertainment and other amenities. We depend on the name recognition of our brand in our marketing efforts. Maintaining and building recognition of our brand are important to expanding our customer base, and we rely primarily on our trademarks, trade names, and other intellectual property rights to achieve brand recognition.

Competitive Environment

Las Vegas is a highly competitive environment, offering a variety of hospitality and entertainment options. The Las Vegas Convention and Visitors Authority (“LVCVA”) reported that the number of people visiting Las Vegas increased by 3.7% in 2014 compared to 2013, and gaming revenue on the Las Vegas Strip decreased 2.1% in 2014 compared to 2013. Additionally, the LVCVA reported that available room inventory remained constant at 150,544 rooms as of December 31, 2014 compared to December 31, 2013.

The LVCVA reported that Las Vegas Strip hotel room occupancy, which is defined as occupied hotel rooms divided by total available hotel rooms, increased 2.2% to 88.8% for the year ended December 31, 2014. The LVCVA also reported that average daily room rate for the Las Vegas Strip, which is defined as hotel room revenue divided by occupied hotel rooms, increased 5.2%, to $125.80 for the year ended December 31, 2014.

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

We also compete for people who come and spend money at Riviera Hotel & Casino who are not guests in our hotel. We capitalize on our location on the Las Vegas Strip across from the Circus Circus Las Vegas Resort & Casino. However, our location at the north end of the Las Vegas Strip poses additional challenges as the dormant Resorts World Las Vegas (formerly known as Echelon) and Fontainebleau construction projects have resulted in, and continue to cause a significant reduction in walk-in traffic. With the opening of SLS Las Vegas (formerly known as the Sahara Hotel and Casino) in August of 2014, we have seen a limited increase in foot traffic on the north end of the Las Vegas Strip.

In addition to competing with other casinos/hotels in the Las Vegas area, we compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on and off track wagering, card parlors, cruise ship gaming and other forms of legalized gaming in the United States. To a lesser extent, we also compete with internet gaming, gaming on cruise ships and gaming in other parts of the world. In addition, certain states recently legalized or are considering legalizing casino gaming in specific geographical areas within those states and internationally. Any future development of casinos, lotteries or other forms of gaming in other states and internationally could have an effect on our results of operations.

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

As a result of the above mentioned competitive environment challenges in the Las Vegas market, there can be no assurance that we will compete successfully during the time we remain in operation.

Employees and Labor Relations at the Riviera Hotel & Casino

As of December 31, 2014, Riviera Hotel & Casino had an aggregate of 1,063 employees and had collective bargaining contracts with eight unions covering 699 employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, electricians and painters. Our agreements with the Painters’ Union, Carpenters’ Union and Teamsters Union, which cover both front of house and back of house employees, have expiration dates in 2018.  Our Electrician Union agreement, which was renewed in 2012 has an expiration date in 2015.  An agreement with the Southern Nevada Culinary and Bartenders Union for a new collective bargaining agreement, which covers the majority of our unionized employees, was reached in 2014 that has an expiration date in 2018. Our agreement with the Stagehands Union was renewed in 2013 and extended until May of 2014. Our Operating Engineers Union agreement was renewed in 2009 and expired in 2011. We are currently operating under the terms of the expired agreements with both the Stagehands and Operating Engineers Unions. Our collective bargaining agreement with the Musicians Union expired in 1999. During 2011, we eliminated all musician positions as we had no shows requiring them. We entered into an agreement with the Musicians Union whereby the Musicians Union was eliminated and the Musicians Union agreement terminated on January 1, 2015.  Due to the Business Closure, we are engaged in Effect Bargaining negotiations with our unions. The Riviera Hotel & Casino considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Hotel & Casino.

Nevada Regulation and Licensing

Nevada Gaming Authorities

The ownership and operation of casino gaming facilities in Nevada are subject to: (1) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and (2) various local ordinances and regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the State of Nevada Gaming Control Board (the “Nevada Board”), the Clark County Business License Department and the Clark County Liquor and Gaming Licensing Board (collectively, the “Clark County Board”), all of which are collectively referred to as the “Nevada Gaming Authorities”.

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

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an “institutional investor”, as defined in the Nevada Act, which acquires more than 10%, but not more than 11% of our voting securities as a result of a stock repurchase by us may not be required to file such an application. Further, an institutional investor that acquires more than 10% but not more than 25% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of our voting securities and maintain its waiver where the additional ownership results from a stock repurchase by us. An institutional investor shall not be deemed to hold our voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are deemed consistent with holding our voting securities for investment purposes only include: (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of our voting securities who must be found suitable is a business entity or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

Federal Regulation and Registration

ROC is required to make annual filings with the United States Department of Justice in connection with the sale, distribution, or operation of slot machines. All requisite filings for 2014 have been made.

In addition, we also deal with significant amounts of cash in our operations and are subject to recordkeeping and reporting obligations as required by various federal anti-money laundering laws and regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violations of the anti-money laundering laws or regulations could adversely affect our business and operating results.

In addition, we are subject to certain federal laws, regulations including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under these laws and regulations, we may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on our property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. In 2002, Riviera Hotel & Casino experienced a diesel leak. Our continuing efforts to monitor the effects of this leak have been affected by construction at neighboring projects. We are continuing to monitor this matter. In order to come to final resolution regarding this issue with the Nevada Department of Environmental Protection, we may be required to take remediation steps including the excavation of the affected area. We are unable to estimate the cost of remediation at the present time.

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

 Item 1A.    Risk Factors

Cessation of Operations and Eventual Liquidation

As a result of our sale of certain long-lived assets, future expected cessation of operations and eventual liquidation, there is substantial doubt about our ability to continue as a going concern.

On February 20, 2015, the Company entered into, and simultaneously closed, the Purchase Agreement with Las Vegas Convention and Visitors Authority, a local governmental entity of the State of Nevada. Pursuant to the Purchase Agreement, Buyer purchased certain assets of the Company, including the real property located at 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and all structures and improvements located on the property, and certain other assets. The Purchase Agreement provides that we will cease operations, and we contemplate liquidating any remaining gaming related assets. We expect the cessation of operations to involve significant expense and disruption to the business, as well as potential labor disruptions, which can adversely affect the business prior to our closure date. Additionally, our independent public accounting firm has issued an opinion on our consolidated financial statements that raise substantial doubt about the Company’s ability to continue as a going concern as a result of incurring substantial losses since the Substantial Consummation Date.

Intangibles and Other Long Lived Assets

If we are required to impair our intangibles or other long lived assets, our financial condition and results of operations would be adversely affected.

Pursuant to Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other and ASC 360, Property, Plant and Equipment, we are required to perform an annual impairment review of intangibles and other long lived assets which could result in an impairment charge if it is determined that the carrying value of the assets are in excess of the fair value. We perform the impairment test annually during our fourth fiscal quarter. Intangibles and other long lived assets are also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as changes in the variables associated with the judgments, assumptions and estimates made in assessing the appropriate fair value indicate the carrying amount of certain assets may not be recoverable, the assets are evaluated for impairment. If actual operating results differ from these assumptions, it may result in an asset impairment. As of December 31, 2012, management concluded indicators of impairment existed and recorded a $24.8 million goodwill impairment charge. Future write-downs of intangibles and other long lived assets could affect certain of the financial covenants under our debt agreements, could restrict our financial flexibility, and would impact our results of operations.

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

We reported losses from continuing operations before income tax benefits of $18.2 million, $26.8 million and $56.6 million, for the years ended December 31, 2014, 2013 and 2012, respectively. We have recognized a significant non-cash impairment charge to goodwill in 2012. There can be no assurance that we will operate profitability in the future or that we will have adequate working capital to meet our obligations as they become due.

Insufficient Cash Flow

We have been unable to achieve positive cash flow which could prevent us from funding operations and servicing any future debt obligations.

We have been unable to generate positive cash flows since the Substantial Consummation Date. To the extent we do not achieve positive cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service any future debt obligations we may incur as they come due, which could materially adversely affect our business, financial condition and results of operations.

Further, our failure to generate positive cash flows could lead to additional cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to incur future debt, the interest costs of which could adversely affect our results of operations and financial condition. If any such required capital is obtained in the form of equity, the equity interests of the holders of the then-outstanding common stock could be diluted.

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

Other Factors

Our business, financial condition, results of operations and future prospects are dependent on many factors that are beyond our control.

The economic health of our business is generally affected by a number of factors that are beyond our control, including:

•	cessation of operations and eventual liquidation

•	general economic conditions;

•	economic conditions specific to our primary markets;

•	general condition of the banking and credit markets;

•	decline in tourism and travel due to concerns about homeland security, terrorism or other destabilizing events;

•	decline in the Las Vegas convention business;

•	the ability to renegotiate union contracts;

•	intense competitive conditions in the gaming industry and the effect such conditions may have on the pricing of our games and products;

•	changes in the regulatory regimes affecting our business, including changes to applicable gaming, employment, environmental or tax regulations;

•	inaccessibility to our property due to construction on adjoining or nearby properties, streets or walkways;

•	substantial increases in the cost of electricity, natural gas and other forms of energy;

•	local conditions in key gaming markets, including seasonal and weather-related factors;

•	increased transportation costs;

•	levels of disposable income of casino customers;

•	continued increases in health care costs;

•	increases in gaming taxes or fees;

•	increases in Clark County, Nevada facilities inspection fees and resulting remedial actions;

•	the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar; and

•	an outbreak or suspicion of an outbreak of an infectious communicable disease.

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

Collective Bargaining Agreements

A significant portion of our labor force is covered by collective bargaining agreements, and a dispute with covered employees may lower our revenues and increase our costs.

As of December 31, 2014, 699 of our 1,063 employees were covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations.

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

Dividends, Trading Market and Ownership Dilution

We have never paid regular dividends, do not intend to pay regular dividends in the foreseeable future and cannot pay regular dividends to any unsuitable person.

We have never paid regular dividends on our stock, nor do we anticipate paying regular dividends in the foreseeable future. We intend to retain our cash flow or earnings, if any, to use in our ongoing operations. Also, due to gaming law considerations, our Articles of Incorporation prohibit the payment of regular dividends to anyone who is deemed an “unsuitable person” or is an affiliate of an “unsuitable person.” We may not pay regular dividends, except to defray tax liabilities, to any stockholder who has not been licensed or found suitable by the Nevada Commission without the Nevada Commission's approval.

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

Possible Application For Suitability

Certain owners of our stock may have to file an application with, and be investigated by, the Nevada gaming authorities. If that owner is deemed “unsuitable”, that owner could lose most of the attributes of being a stockholder and it could have a detrimental effect on us.

As defined in Nevada gaming regulations, any person who acquires more than 5% of a Registered Corporation’s voting securities must report the acquisition to the Nevada Commission. Nevada gaming regulations also require that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an “institutional investor”, as defined in the Nevada gaming regulations, which acquires more than 10%, but not more than 11%, of our voting securities as a result of a stock repurchase by us may not be required to file such an application. Further, an institutional investor that acquires more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of our voting securities and maintain its waiver where the additional ownership results from a stock repurchase by us. However, any beneficial owner of our voting securities, regardless of the number of shares owned, may be required, at the discretion of the Nevada Commission, to apply for a finding of suitability. A finding of suitability is comparable to licensing, and the applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting the investigation.

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

Forward-Looking Statements

Throughout this Annual Report on Form 10-K , we make “forward-looking statements”, as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include the words “may”, “would”, “could”, “likely”, “estimate”, “intend”, “plan”, “continue,” “believe”, “expect”, “project” or “anticipate” and similar words and our discussions about our ongoing or future plans, objectives or expectations and our liquidity projections. We do not guarantee that any of the transactions or events described in this Annual Report on Form 10-K will happen as described or that any positive trends referred to in this Annual Report on Form 10-K will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable estimates. Although we believe that our forward-looking statements are reasonable at the present time, we may not achieve or we may modify our plans, objectives and expectations. You should read this Annual Report on Form 10-K thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so. Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:

•	cessation of operations and eventual liquidation;

•	potential impairment of long-lived assets;

•	our substantial losses since the Substantial Consummation Date;

•	our inability to achieve projected financial results;

•	negative effects of the Chapter 11 Cases on our image;

•	competition in the gaming industry, including the availability and success of alternative gaming venues, and other entertainment attractions;

•	risks related to geographic market concentration;

•	loss of management and key personnel;

•	changes or developments in laws, regulations or taxes in the gaming industry, for example, an increase in the Nevada gaming tax;

•	risks related to environmental liabilities;

•	increasing energy prices;

•	adverse effects of factors that are beyond our control;

•	uninsured losses or losses that are not adequately covered by insurance;

•	costs and liabilities associated with litigation;

•	the consequences of concerns associated with wars, terrorism and homeland security;

•	labor disputes and work stoppages;

•	volatility in our hold percentage;

•	the loss of technological services and electrical power;

•	the loss in value of the Riviera brand;

•	our inability to protect our brands;

•	adverse effects from climate change, climate change regulations and greenhouse gas effects;

•	costs associated with legal claims and litigation related to the alleged effect of our operations on climate change; and

•	adverse consequences from data breaches and other cyber security related risks.

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

Item 2.        Property

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

On February 20, 2015, the Company sold the real property on which the Rivera Hotel & Casino is located and certain other assets pursuant to the Purchase Agreement. ROC is operating the Riviera Hotel & Casino under the Lease contemplated by the Purchase Agreement. The Purchase Agreement, the Lease and the transactions contemplated by the Purchase Agreement and the Lease are further described above under Item 1. Business and incorporated by reference herein.

There are approximately 17 concessions operated under individual leases with third parties that provide food and beverage, retail, and service amenities, 7 of which are located in our food court. The leases are for periods from one month to several years.

As of December 31, 2014, we had pledged essentially all of our assets, including Riviera Hotel & Casino, as collateral to secure our obligations under the Series A and Series B Credit Agreements. Promptly after the closing of the Transaction, the Company repaid all outstanding indebtedness owed under the Series A Credit Agreement and the Series B Credit Agreement. The terms of the Series A Credit Agreement and the Series B Credit Agreement are described in Note 9 to the consolidated financial statements.

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

On May 23, 2014, one holder of our Class B Warrants exercised its Class B Warrant in full at the individual warrant exercise price of $0.01 (total stated aggregate exercise price of $0.01) and we issued to the holder 96,283 shares of Class B Non-Voting Common Stock. On August 19, 2014, two holders of our Class B Warrants exercised their Class B Warrants in full at the individual warrant exercise price of $0.01 (total stated aggregate exercise price of $0.05) and we issued to the holders an aggregate of 170,223 shares of Class B Non-Voting Common Stock. On February 12, 2015, three holders of our Class B Warrants exercised their Class B Warrants in full at the individual warrant exercise price of $0.01 (total stated aggregate exercise price of $0.03) and we issued to the holders an aggregate of 71,291 shares of Class B Non-Voting Common Stock as a result. On February 13, 2015, one holder of our Class B Warrants exercised its Class B Warrant at the individual warrant exercise price of $0.01 (total stated aggregate exercise price of $0.01) and we issued to the holder 43,150 shares of Class B Non-Voting Common Stock as a result. The issuances of the Class B Non-Voting Common Stock were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), because (i) the Class B Warrants were originally issued under Section 1145 of the United States Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities underlying warrants issued under a plan of reorganization, and (ii) Section 4(a)(2) of the Securities Act because the issuance did not involve any public offering in that we issued the shares of Class B Non-Voting Common Stock to existing holders of our Class B Warrants, who are also creditors, and we placed a legend on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom.

As of March 31, 2015, there was one stockholder of record of our Class A Voting Common Stock and 15 stockholders of record of our Class B Non-Voting Common Stock.

We have never paid regular dividends on our stock, nor do we anticipate paying regular dividends in the foreseeable future. We intend to retain our cash flow or earnings, if any, to use in our ongoing operations. The holders of our Class A Voting Common Stock have no right to receive any dividends or any other distributions. Subject to the rights of any preferred stock when, as and if, liquidating dividends are declared on our common stock, whether payable in cash, in property or in securities of the Company, the holders of our Class B Non-Voting Common Stock shall be entitled to share equally, share for share, in such liquidating dividends. Also, due to gaming law considerations, we are prohibited to pay regular dividends to anyone who is deemed an “unsuitable person” or is an affiliate of an “unsuitable person”. We may not pay regular dividends, except to defray tax liabilities, to any stockholder who has not been licensed or found suitable by the Nevada Commission without the Nevada Commission's approval. On February 23, 2015, after the closing of the Transaction, we paid liquidating dividends to our Class B Non-Voting Common Stock stockholders holding an aggregate of 9,419,982 shares in the aggregate amount of $90,997,026.

During the year ended December 31, 2014, we did not make any purchases of our Class A Voting Common Stock.

The Company did not maintain any equity compensation plan during 2014.

We have not provided a performance graph as there is no market for our securities.

Item 6.        Selected Financial Data

The following selected consolidated financial data presents the financial results of the Company for the Successor as of and for the years ended December 31, 2014, 2013 and 2012, and the Successor nine months ended December 31, 2011 and for the Predecessor three months ended March 31, 2011, and the Predecessor year ended December 31, 2010.

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

	Successor				Predecessor
(In thousands, except share amounts)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	April 1, 2011 Through December 31, 2011	January 1, 2011 Through March 31, 2011	Year Ended December 31, 2010
Statement of Operations Data:
Net revenues	$82,889	$66,560	$76,359	$61,027	$20,649	$79,266
Loss from continuing operations	(18,179)	(15,535)	(47,337)	(13,348)	(2,535)	(13,104)
Goodwill impairment	—	—	(24,826)	—	—	—
Loss from continuing operations - excluding impairment	(18,179)	(15,535)	(22,511)	(13,348)	(2,535)	(13,104)
Net income (loss) from continuing operations	(18,179)	(26,711)	(46,866)	(16,966)	81,124	(24,113)
Fresh-start accounting adjustment	—	—	—	—	37,530	—
Gain on reorganization of debt	—	—	—	—	47,500	—
Net income (loss) from continuing operations - excluding impairment,fresh-start and reorganization adjustments	(18,179)	(26,711)	(22,040)	(16,966)	(3,906)	(24,113)
Income (loss) from continuing operations per common share - basic	(1.98)	(2.96)	(5.18)	(1.88)	6.52	(1.94)
Income (loss) from continuing operations per common share - diluted	(1.98)	(2.96)	(5.18)	(1.88)	6.41	(1.94)

	Successor				Predecessor
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
Balance Sheet Data (as of period end):
Total assets	$196,650	$206,558	$226,287	$255,202	$188,893	$188,737
Total debt	89,915	82,750	76,873	72,380	60	276,653
Total stockholders' equity (deficit)	67,399	85,578	112,289	143,014	(106,013)	(103,797)

Disposition of Riviera Black Hawk

In 2012, RHC completed the sale of its RBH casino. The buyer purchased RBH by acquiring all of the issued and outstanding shares of RBH common stock. The buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, ROC paid or satisfied substantially all of RBH’s indebtedness (which consisted of inter-company accounts and equipment leases) and placed $2.1 million of working capital in a restricted bank account. Accordingly, the Company has reflected the business, including gain on sale, as discontinued operations.

Emergence from Bankruptcy

In 2010, the Company filed for bankruptcy and entered into a plan for reorganization. On April 1, 2011, the Substantial Consummation Date, the Company adopted the “fresh-start” provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively. Certain of these values differed materially from the values recorded on Predecessor’s balance sheet as of March 31, 2011.

Goodwill Impairment

In 2011, the Company recorded goodwill of $24.8 million upon the application of fresh-start reporting. In 2012, management concluded indicators of goodwill impairment existed and, as required by ASC Topic 350, recorded a $24.8 million impairment charge to write off the entire goodwill balance.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of December 31, 2014, we owned and operated Riviera Hotel & Casino on the Las Vegas Strip in Las Vegas, Nevada. We owned and operated Riviera Black Hawk in Black Hawk, Colorado until its sale on April 26, 2012.

On February 20, 2015, the Company entered into, and simultaneously closed the initial transactions contemplated by, the Purchase Agreement. Pursuant to the Purchase Agreement, Buyer purchased certain assets of the Company, including the real property on which the Riviera Hotel & Casino is located and improvements located on the property. The Purchase Agreement and the transactions contemplated by the Purchase Agreement are further described above under Item 1. Business and incorporated by reference herein.

The Purchase Agreement generally provides that the Company will terminate its business operations within 180 days of the initial closing of the transactions contemplated by the Purchase Agreement.

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. All criteria were determined to be met on February 12, 2015.

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

In addition to the above, we continuously strive to maximize the number of people who patronize Riviera Hotel & Casino but who are not guests in our hotel. We achieve this by capitalizing on our Las Vegas Strip location, convention center proximity and availability of our entertainment productions and other amenities. We are well situated for walk-in traffic on the Las Vegas Strip near several major properties including the Circus Circus Las Vegas Resort & Casino, Westgate Las Vegas Resort & Casino (formerly known as the LVH), Las Vegas Convention Center, Wynn Las Vegas, Wynn Encore and several timeshare and condominium projects. While we benefit from our proximity to several major properties, the dormant Resorts World Las Vegas (formerly known as Echelon) and Fontainebleau construction projects have caused a major reduction in walk-in traffic.

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

The accompanying consolidated financial statements include the accounts of RHC and its direct and indirect wholly-owned subsidiaries. With the presentation of RBH as a discontinued operation, the Company has one reporting segment. All inter-company accounts and transactions have been eliminated.

Results of Operations

The accompanying table shows our results of operations for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Percentage Increase (Decrease) 2014 vs 2013	Percentage Increase (Decrease) 2013 vs 2012
Revenues:
Casino	$32,477	$27,786	$34,314	16.9%	(19.0)%
Rooms	39,706	30,743	33,400	29.2%	(8.0)%
Food and beverage	12,317	10,443	13,486	17.9%	(22.6)%
Entertainment	786	717	1,571	9.6%	(54.4)%
Other	3,197	3,160	3,507	1.2%	(9.9)%
Total revenues	88,483	72,849	86,278	21.5%	(15.6)%
Less-promotional allowances	(5,594)	(6,289)	(9,919)	(11.1)%	(36.6)%
Net revenues	82,889	66,560	76,359	24.5%	(12.8)%
Costs and Expenses:
Casino	15,126	17,407	28,133	(13.1)%	(38.1)%
Rooms	23,791	19,373	20,950	22.8%	(7.5)%
Food and beverage	9,995	9,259	10,776	7.9%	(14.1)%
Entertainment	1,694	807	1,531	109.9%	(47.3)%
Other	831	946	1,127	(12.2)%	(16.1)%
Other operating expenses:
Other general and administrative	30,109	27,679	28,547	8.8%	(3.0)%
Goodwill impairment	—	—	24,826	—%	(100.0)%
Depreciation and amortization	6,751	6,624	7,806	1.9%	(15.1)%
Total costs and expenses	88,297	82,095	123,696	7.6%	(33.6)%
Loss from Operations	$(5,408)	$(15,535)	$(47,337)	(165.2)%	(67.2)%

2014 Compared to 2013

Revenues

Net Revenues for 2014 were $82.9 million, an increase of $16.3 million, or 24.5%, from $66.6 million for the comparable period in the prior year.

Casino Revenues for 2014 were $32.5 million, an increase of $4.7 million, or 16.9% for the comparable period in the prior year. Casino revenues were comprised primarily of slot machines and table games revenues. In comparison to the period in the prior year, slot machine revenue was $26.3 million, an increase of $4.0 million, or 17.9%, from $22.3 million and table games revenue was $6.2 million, an increase of $0.8 million, or 15.5%, from $5.4 million. Slot machine win increased due to higher volume and visitation during 2014 which saw coin-in increase to $316.7 million for the year ended December 31, 2014 from $296.7 million for the comparable period in the prior year. Slot machine hold percentage also increased to 8.3% from 7.5% for the comparable period in the prior year. Table games drop increased to $37.7 million, or 10.2%, from $34.2 million for the comparable period in the prior year. Hold percentage also increased to 16.4% from 15.6% for the comparable period in the prior year.

Room revenues for 2014 were 29.2% higher than the comparable period in the prior year. The increase in room revenue was mainly seen in the Group, Wholesale, and Retail channels. Occupancy increased 29.3% to 82.0% for 2014 from 63.4% in the prior year. Our average daily room rate slightly decreased 3.2% to $52.47 in 2014 from $54.23 in 2013. Room revenues included $2.1 million and $3.1 million related to rooms provided to casino guests on a complimentary basis for the years ended December 31, 2014 and 2013, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Food and beverage revenues for 2014 increased 17.9% from the comparable period in the prior year. The increase from prior year was due mainly to a full year of operation of Wicked Vicky tavern in 2014 as compared to a partial year operation in 2013. An increase in business at R Steak and Java Stop also contributed to the increase in food and beverage revenue in 2014 compared to 2013. Food and beverage revenue included $3.5 million and $3.0 million related to food and beverage provided to casino guests on a complimentary basis for the years ended December 31, 2014 and 2013 respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Entertainment revenues for 2014 increased 9.6% from the comparable period in the prior year. In January 2014, we completed the transition of all box office operations to Red Mercury Entertainment. Our agreement with Red Mercury Entertainment includes bringing a minimum of four new shows to the property, all of which had launched as of April 2014. Entertainment revenues included $0.0 million and $0.1 million in revenues related to show tickets offered to guests on a complimentary basis for the years ended December 31, 2014 and 2013, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

Other revenues for 2014 increased 1.2% from the comparable period in the prior year. The increase was primarily due to an increase in ATM commission revenue from greater casino revenues.

Promotional allowances were $5.6 million and $6.3 million for the years ended December 31, 2014 and 2013, respectively. Promotional allowances are comprised of food, beverage, hotel room nights, and other items provided on a complimentary basis primarily to our high-value casino players and convention guests. Promotional allowances decreased primarily due to our costs cutting efforts and our focus on complimentaries on our most valuable customers.

Costs and Expenses

Costs and expenses for 2014 were $88.2 million, an increase of $6.1 million, or 7.5%, from $82.1 million for the comparable period in the prior year.

Casino costs and expenses for 2014 decreased 13.1% from the comparable period in the prior year. The decrease in casino expenses was primarily due to a $0.5 million decrease in table games and slots payroll and related costs due to a reduction in staffing, a $0.8 million decrease in casino marketing, promotions and special events, as well as a $0.8 million decrease in complimentaries provided to casino patrons. A decrease in the provision for doubtful accounts of $0.2 million in 2014 compared to $0.1 million from 2013 also contributed to the reduction in casino expenses.

Room department costs and expenses for 2014 increased 22.8% from the comparable period in the prior year. The increase in room expenses was primarily due to a $2.6 million increase in payroll and payroll related costs due to higher occupancy levels, as well as a $0.7 million increase in convention, credit card and travel agent sales commissions.

Food and beverage costs and expenses for 2014 increased 7.9% from the comparable period in the prior year. The increase was primarily due to a $0.7 million increase in payroll and payroll related costs due to higher volumes in our restaurants and bars.

Entertainment department costs and expenses for 2014 increased 109.9% from the comparable period in the prior year. The increase was primarily due to an increase in payroll and payroll related costs and professional services.

Other general and administrative costs and expenses increased 8.8% from the comparable period in the prior year as a result of increased legal fees and guest claims, staffing related expenses, tax audit findings, and miscellaneous professional expenses.

Loss from Continuing Operations

Loss from operations for the years ended December 31, 2014 and 2013 were $5.4 million and $15.5 million, respectively.

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

Entertainment revenues for 2013 decreased 54.4% from the comparable period in the prior year. The decrease in entertainment revenues is primarily due to the reduction of headliner shows in the Royale Pavilion since 2012. We eliminated some shows in the Starlite Lounge in 2012 due to low ticket sales. Entertainment revenues included $0.1 million and $0.6 million in revenues related to show tickets offered to guests on a complimentary basis for the years ended December 31, 2013 and 2012, respectively. These revenues are included in promotional allowances which are deducted from total revenues to arrive at net revenues.

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

Other general and administrative costs and expenses decreased 3.0%.

Other operating costs and expenses, excluding depreciation and amortization, decreased as a result of asset impairment charges of $24.8 million in 2012. As of September 30, 2012, management concluded indicators of goodwill impairment existed and, as required by ASC Topic 350, recorded an estimated impairment loss of $24.8 million in 2012.

Loss from Continuing Operations

Loss from Operations for the years ended December 31, 2013 and 2012 were $15.5 million and $47.3 million, respectively.

Discontinued Operations

On September 29, 2011, we entered into the Stock Purchase Agreement to sell our Black Hawk, Colorado operation. We have reflected the operation as a discontinued operation and the related assets and liabilities as held for sale through the sale completion date of April 26, 2012.

Liquidity and Capital Resources

The Company had $54.6 million and $20.7 million in cash and cash equivalents, respectively, and $0.4 million and $39.3 million in restricted cash, respectively, as of as of December 31, 2014 and 2013. Promptly after the closing of the Transaction, the Company repaid all outstanding indebtedness owed under the Series A Credit Agreement and the Series B Credit Agreement. The terms of the Series A Credit Agreement and the Series B Credit Agreement are described in Note 9 to the consolidated financial statements.

Our cash and cash equivalents increased $33.9 million during 2014 compared to the prior year primarily due to release of restricted cash of $38.9 million less cash used in operating activities of $1.8 million and $3.2 million in net cash used in investing activities. The $3.2 million in net cash used in investing activities was primarily related to capital expenditures to update the casino floor, information technology systems, and perform appearance improvements at the Riviera Hotel & Casino.

Series A Credit Agreement

The information set forth under the caption “Series A Credit Agreement” in Note 9 to the consolidated financial statements is incorporated herein by reference.

Series B Credit Agreement

The information set forth under the caption “Series B Credit Agreement” in Note 9 to the consolidated financial statements is incorporated herein by reference.

Current Economic Environment

We believe that a number of factors are affecting consumer sentiment and behavior. We believe that consumers have saved and will continue to save more and spend less on discretionary items such as vacations and gaming. Given the negative impact of the U.S. economy on our results of operations in the past several years, we believe that the outlook for the gaming and hospitality industries remains highly uncertain. Due to the uncertainty of future economic and market conditions, we are unsure of how this will affect our hotel occupancy, room rates and casino volumes.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	less than 1 year	1 to 3 years	4 to 5 years	more than 5 years
Operating Leases	$16	$16	$—	$—	$—
Capital Leases	50	50	—	—	—
Resort Management Agreement*	343	343	—	—	—
Maturities of Borrowings Under Credit Facility (Note 9)	89,915	89,915	—	—	—
Total Contractual Cash Obligations	$90,324	$90,324	$—	$—	$—

* This amount represents the total un-accrued contractual obligations. $0.2 million of the $0.3 million is due and payable to Paragon if the Company achieves certain EBITDAM targets set forth in the Management Agreement. The Resort Management Agreement was terminated on February 20, 2015.

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

Long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our separate long-lived assets do not have identifiable cash flows independent of the cash flows of other assets and liabilities and cannot be identified with a specific asset group that has identifiable cash flows. As such, our long-lived assets comprise a single asset group for evaluation purposes. We evaluate whether an impairment indicator occurs primarily based on progress achieved against our business plan. To the extent an impairment indicator has occurred, recoverability of assets to be held and used is measured by a comparison of the net carrying value to estimated undiscounted future cash flows expected to be generated. If the carrying amount of net assets exceeds the estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the net assets exceed the fair value. During 2014, an indicator of impairment was noted; however, there was no impairment recognized as the carrying amount of net assets was determined to be recoverable. The undiscounted cash flows of the asset group exceeded the total carrying value of such assets by approximately 209% as of December 31, 2014.

Income Taxes

The Company is subject to income taxes in the United States. Authoritative guidance for accounting for income taxes requires that we account for income taxes by recognizing deferred tax assets, net of applicable reserves, and deferred tax liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment includes the evaluation of the future reversal of temporary tax differences, the nature and frequency of current and cumulative losses, forecasts of future taxable income and implementation of tax planning strategies. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if it is determined that, more likely than not, the Company will be unable to realize such assets. Such assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, the Company’s forecasts of future profitability, the duration of statutory carryforward periods, and experience with the utilization of operating loss and tax credit carryforwards before expiration.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. The update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including revenue recognition guidance specific to the gaming industry. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In addition, interim and annual disclosures will be substantially revised. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which is effective in the annual period ending after December 15, 2016, with early application permitted. The update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Additionally, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.
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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

During 2014 and at times before, we were exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of December 31, 2014, we had $89.9 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by the credit agreements or an alternative rate based on the federal funds rate. As of December 31, 2014, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.9 million per year. Promptly after the closing of the Transaction, we repaid all outstanding indebtedness owed under our credit agreements.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the Company’s President and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

Management, with the participation of the President and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, management, with the participation of the President and the Chief Financial Officer, concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors

The following table presents information as of March 31, 2015 regarding our directors and the directors of ROC, our wholly-owned subsidiary:

Name	Age	Position

Barry Sternlicht	54	Chairman of the Board

Marcos Alvarado	34	Director

Robert Scoville	56	Director

Derek Stevens	47	Director

Each of Messrs. Sternlicht, Stevens and Alvarado was appointed to the Board as of the Substantial Consummation Date pursuant to the Plan. Mr. Scoville was appointed to the Board on December 8, 2014. Each of Messrs. Sternlicht, Stevens, Alvarado and Scoville were designated to the Board pursuant to the Stockholders Agreement described in Item 1 of this Annual Report on Form 10-K and Note 13 to the consolidated financial statements. Mr. Scoville is designated as the “Class A Director” under the Stockholders Agreement. The directors will hold these positions until their successors are duly elected and qualified.

Provided below are descriptions and the backgrounds of our directors and their principal occupations for the past five years:

Barry Sternlicht, age 54, is Chairman & Chief Executive Officer of Starwood Capital Group, the private investment firm he formed in 1991 that is focused on global real estate, hotel management, oil and gas, energy infrastructure and securities trading. Mr. Sternlicht also serves as Chairman of Starwood Property Trust, the largest commercial mortgage REIT in the United States (NYSE: STWD); Starwood Waypoint Residential Trust (NYSE: SWAY), one of the largest publicly traded investors, owners and operators of single-family homes in the United States; TRI Pointe Homes (NYSE: TPH), one of the United States’s largest homebuilders; hotel operator Société du Louvre; and crystal maker Baccarat S.A. For the past 24 years, Mr. Sternlicht has structured investments with an asset value of approximately $55 billion. Starwood Capital’s funds have invested in approximately 71,000 multifamily/condo units, 2,200 hotels, 48 million square feet of office properties, 40 million square feet of retail and 49,000 lots of land in residential subdivisions. The firm currently manages approximately $42 billion of assets on behalf of its high net worth and institutional partners. Starwood Capital encompasses approximately 580 employees, plus 470 employees in its loan servicing business. The firm maintains offices in Greenwich (headquarters), Atlanta, San Francisco, Washington, D.C., Los Angeles, Chicago and Miami, and affiliated offices in London, Luxembourg, Paris, Frankfurt and Sao Paulo. From 1995 through early 2005, Mr. Sternlicht was Chairman and CEO of Starwood Hotels & Resorts Worldwide (NYSE: HOT), a company he founded in 1995. During his tenure, he built Starwood Hotels into one of the leading hotel and leisure companies in the world, employing more than 120,000 people with 895 properties in 100 countries. Starwood Hotels is a fully integrated owner, operator and franchiser of hotels. Mr. Sternlicht created W Hotels, perhaps the world’s most successful “boutique” brand, and built the St. Regis Hotels brand from a single hotel to a global brand. In 2013, Mr. Sternlicht was named the Most Important Person in Commercial Real Estate Finance by The Mortgage Observer. In 2010, Mr. Sternlicht was named Executive of the Year and Investor of the Year by Commercial Property Executive. Mr. Sternlicht was also named America’s Best Lodging CEO by Institutional Investor magazine. He is a member of the Interior Design Magazine Hall of Fame. He has received the Preston Robert Tisch Distinguished Industry Leadership Award from New York University, the CEO Diversity Award from Diversity Best Practices/Business Women’s Network, the Lifetime Achievement Award from the Association of Travel Marketing Executives, the Hospitality Heritage Award from the American Hotel and Lodging Association, and the Marketer of the Year Award from Brandweek. Mr. Sternlicht’s humanitarian efforts have garnered prestigious national honors such as JDRF’s Man of the Year, JDRF’s Living and Giving Award and JDRF’s Chairman’s Award. Mr. Sternlicht is a trustee of his alma mater, Brown University. He is also on the Board of Directors of The Estée Lauder Companies, and the Real Estate Roundtable. Additionally, he serves on the boards of The Robin Hood Foundation, the Dreamland Film & Performing Arts Center, and the Executive Advisory Board of Americans for the Arts. He is a member of the U.S. Olympic and Paralympic Foundation Trustee Council, the World Presidents Organization and the Urban Land Institute. Barry Sternlicht received his BA, magna cum laude, with honors from Brown University. He later earned an MBA with distinction from Harvard Business School.

Marcos Alvarado, age 34, is a Senior Vice President of Starwood Capital Group responsible for the origination, underwriting, structuring and execution of investments in all property types across the capital stack with a geographic focus on New York City and corporate investments for the firm. Mr. Alvarado serves on the Board of Directors of Opus Bank, a California-based commercial bank, and Northwest Management, the holding company for the assets of Corus Bancshares.  He is also a member of the Executive Committee of ST Residential. Prior to joining Starwood Capital Group in 2008, Mr. Alvarado was a Vice President in Lehman Brothers’ Global Real Estate Group, and prior to that he worked in Morgan Stanley’s CMBS group. Mr. Alvarado holds a BA from Dartmouth College. Mr. Alvarado’s experience in the capital markets and with real estate-related corporate transactions provides our Board with invaluable expertise in the areas of financing and strategic opportunities.

Derek J. Stevens, age 47, is part-owner of and manages Desert Rock Enterprises LLC, through which he has been involved in the management of the Golden Gate Casino since March 2008. Desert Rock Enterprises LLC owns approximately 11% of the outstanding Class B Non-Voting Common Stock, and Desert Rock Enterprises LLC and an entity wholly-owned by Mr. Sternlicht collectively own 100% of the outstanding limited liability company interests of Riviera Voteco, L.L.C., which in turn owns 100% of the Class A Voting Common Stock. Mr. Stevens is currently the Chief Executive Officer of Golden Gate Casino, a position he has held since September 2009. In addition, Mr. Stevens controls The Cold Heading Co., Ajax Metal Processing, Inc. and Wolverine Carbide & Tool, Inc. He has been found suitable in both Nevada and Colorado. Mr. Stevens is a 1990 graduate of the University of Michigan. He received an M.B.A. in finance from Wayne State University in 1994. Mr. Stevens’ extensive general business experience and experience as a senior executive in the gaming industry provide our Board with invaluable expertise in these areas.

Robert Scoville, age 56, is a Managing Director and Head of Starwood Asset Management. Mr. Scoville’s principal responsibilities include the asset management of the firm’s diverse portfolio of national and international real estate assets. In this role, he establishes and implements strategies to maximize the overall performance of the investments throughout their lifecycle and exit. He also serves as a member of the firm’s Investment Committee. Prior to joining Starwood Capital in 2013, Mr. Scoville was a Managing Director at Apollo Global Real Estate, and before that, he served as Head of Asset and Portfolio Management at Citi Property Investors, a private equity real estate platform acquired by Apollo in 2010. Mr. Scoville previously headed up the asset management team for the combined Citigroup/Travelers platform. Mr. Scoville began his career and spent more than 10 years as a project manager and architect in commercial real estate development. From there, he joined The JE Robert Co., where he was responsible for the acquisition and management of distressed portfolios of real estate assets. Mr. Scoville received a B.A. degree in architecture and an MBA from Rensselaer Polytechnic Institute, and a J.D. from the University of Connecticut.

Executive Officers

The following table presents information as of March 31, 2015 regarding our and ROC’s executive officers:

Name	Age	Position

Robert James Kunkle	46	President of RHC, and President and General Manager of ROC

Michael Pearse	47	Chief Financial Officer and Treasurer of RHC
		Chief Financial Officer, Vice President - Finance and Treasurer of ROC

Tullio J. Marchionne	60	Secretary of RHC and ROC

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

Provided below are descriptions and the backgrounds of Messrs. Kunkle, Pearse and Marchionne:

Robert James Kunkle, age 46, has served as our President and as the President and General Manager of ROC since June 2013. Prior to joining the Company, Mr. Kunkle served in a number of positions with Station Casinos from March 2008 to November 2012, most recently as Vice President and General Manager of Texas Station Hotel and Gambling Hall. Mr. Kunkle began his service with Station Casinos as General Manager of Wildfire Gaming, a division of Station Casino, with multiple casino properties in Las Vegas and Henderson, Nevada, and also served as Vice President and Assistant General Manager of Texas Station Hotel and Gambling Hall and Vice President and General Manager of Fiesta Rancho Hotel and Casino. From November 2006 through March 2008, Mr. Kunkle was Director of Food and Beverage for Horseshoe Casino (Caesars Entertainment) in Hammond, Indiana.
Michael Pearse, age 47, has served as our Chief Financial Officer and Treasurer, and the Chief Financial Officer, Vice President - Finance and Treasurer of ROC since October 2013. Mr. Pearse is a Certified Public Accountant (inactive) and brings over 19 years of experience in the hospitality industry, primarily in the area of finance and accounting. Before joining the Company, Mr. Pearse was the Director of Finance for the Belle of Baton Rouge since January 2013. Before that, Mr. Pearse was the Vice President of Finance for L'Auberge Casino & Hotel Resort, a position he held from April 2011 until November 2012. Before that, Mr. Pearse served as Executive Director of Finance for Mandalay Bay Resort from October 2006 until February 2011, and before that as Director of Finance for various properties owned by Stations Casinos from September 2005 until October 2006. Mr. Pearse also served in a variety of finance and accounting positions for Caesars Entertainment from December 1993 until August 2005. Mr. Pearse holds a Bachelor of Arts degree in Management and a Master’s of Business Administration degree from Southeastern Louisiana University.

Tullio J. Marchionne, age 60, has served as our secretary since February 2000. Mr. Marchionne served as a Co-CEO between April 2010 and March 2011 and as our General Counsel between January 2000 and March 2011. Mr. Marchionne was initially employed by Riviera, Inc., in June 1986 as a casino dealer and served in various capacities, including Pit Manager, General Counsel and Director of Gaming Administration until September 1996, when he was transferred to the Four Queens Hotel and Casino as Director of Casino Operations pursuant to the management agreement our subsidiary had with the Four Queens. He served in that position until May 1997. Mr. Marchionne served as the General Manager of the Regency Casino Thessaloniki, located in Thessaloniki, Greece, from June 1997 until December 1997. Mr. Marchionne served as a Casino Supervisor with Bally’s Las Vegas from February 1998 until June 1998, Director of Casino Operations at the Maxim Hotel and Casino in Las Vegas from June 1998 until November 1998 and Director of Table Games at the Resort at Summerlin from November 1998 until December 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (Section 16(a)) requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC certain reports regarding ownership of our common stock. Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports that were furnished to us by those reporting persons in connection with certain of those reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during 2014.

Code of Ethics

We have adopted certain ethical policies that apply to all of our employees at the level of supervisor or higher, including our principal executive officer and principal financial and accounting officer. Those policies, together with certain rules adopted by our Board of Directors, comprise what we consider to be our code of ethics. Those policies and rules are available on our Internet web site at www.rivierahotel.com by clicking on the “Investor Relations” link and may also be obtained upon request without charge by writing to the Secretary of the Company.

Audit Committee Financial Expert

The Company believes that Marcos Alvarado, member of the Audit Committee, is an audit committee financial expert as defined in Regulation S-K, Item 407(d)(5)(ii). None of the Company’s securities are listed on any national securities exchange of securities market. As a result, the Company is not subject to any requirement that its directors be considered “independent”.

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by or paid to the following type of executive officers for the years ended December 31, 2014, 2013 and 2012 combined: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer or principal financial officer for the fiscal year ended December 31, 2014; (ii) the Company’s three most highly compensated executive officers, other than the Company’s current principal executive officer and principal financial officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2014; and (iii) up to two additional individuals for whom disclosure would have been provided under clause (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2014. We refer to these individuals collectively as our “Named Executive Officers” or "NEOs."

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total

Robert James Kunkle	2014	$223,558	—	$56,531	$438	$280,527
President	2013	96,154	—	11,250	72	107,476
Michael Pearse	2014	176,164	—	30,345	264	206,773
Chief Financial Officer	2013	33,654	—	—	—	33,654
Tullio J. Marchionne	2014	205,654	—	35,265	1,927	242,846
Secretary	2013	200,000	—	7,500	826	208,326
	2012	200,000	—	—	826	200,826

(1) Includes payment for auto allowance and executive life insurance.

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

Compensation Elements

Our NEO compensation program has two primary components, which are annual salary and bonuses paid under our Bonus Plan.

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

Bonus Plan: Those of our NEOs who currently serve as officers are eligible for cash bonuses under our Bonus Plan (as defined below under “Incentive Bonus Plan”). We intend that bonuses paid to our NEOs will reward them for the achievement of successful financial, strategic, and operational performance. Our Bonus Plan measures and rewards our NEOs based on a formula directly linked to the annual financial results of the Company, as measured by EBITDAM, thereby aligning our NEOs’ interest with our stockholders’. The Bonus Plan is intended to attract and retain highly-qualified management personnel by providing appropriate incentive awards. Further details about the Bonus Plan and payments made for 2014 under the Bonus Plan are set forth below under “Incentive Bonus Plan”.

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
Robert Scoville

Derek Stevens

Employment Agreements and Payments Upon Change of Control or Termination

Employment Agreements

On June 24, 2013, the Company executed an employment offer letter with Robert James Kunkle for his services as the General Manager of the Riviera Hotel & Casino (the "Kunkle Agreement"). The Kunkle Agreement is effective as of June 24, 2013. The Kunkle Agreement provides that Mr. Kunkle's employment is at-will and may be terminated by either party at any time with or without cause and with or without notice, subject to the severance arrangement described below. The Kunkle Agreement provides that Mr Kunkle will earn an annual base salary of $200,000 and that he is eligible for a potential bonus equal to 30% of his base salary based on predetermined EBITDA and customer service objectives set by the Company. During the term of the Kunkle Agreement, the executive is entitled to participate in the Company’s benefit plans generally made available from time to time to the Company’s senior executives. The Company will reimburse Mr. Kunkle for COBRA for the period of time until he is eligible for the Company's benefits. Mr. Kunkle is entitled to 23 business days' paid time off in each calendar year (which were prorated for 2013). On January 6, 2014, Mr. Kunkle’s annual base salary was increased to $225,000.

The Company's offer letter with Michael Pearse, dated September 8, 2013 (the "Pearse Agreement"), provides that Mr. Pearse will earn an annual base salary of $175,000 and that he is eligible for a potential bonus equal to 20% of his base salary based on predetermined EBITDA and customer service objectives set by the Company, in his role as Chief Financial Officer and Treasurer of RHC and Vice President of Finance of ROC, Mr. Pearse is entitled to participate in the Company’s benefit plans generally made available from time to time to the Company’s senior executives. Mr. Pearse is entitled to 18 days paid time off in each calendar year (which were prorated for 2013). Under the Pearse Agreement, the Company reimbursed Mr. Pearse $12,000 for moving expenses (which Mr. Pearse is obligated to pay back in the event of termination of his employment during the first year of employment under certain circumstances). On January 6, 2014, Mr. Pearse’s annual base salary was increased to $176,237.

The foregoing description of the Kunkle Agreementand Pearse Agreement does not purport to be complete and is qualified in its entirety by reference to the Kunkle Agreement and Pearse Agreement,, which are attached hereto as Exhibit 10.11 and Exhibit 10.12, respectively, and are incorporated herein by reference.

 Potential Payments Upon Termination of Employment

The Kunkle Agreement provides that if Mr. Kunkle's employment is terminated without cause during the first 18 months of employment, Mr. Kunkle will be entitled to six months' salary continuation. If termination without cause occurs during the last six months, the amount of salary continuation will decline proportionately until it reaches zero at the end of the two year employment. Assuming that the Company had terminated Mr. Kunkle's employment without cause on December 31, 2014, the Company would have paid Mr. Kunkle cash severance of $107,877.

Restricted Stock Plan

The Company terminated its restricted stock plan upon the Substantial Consummation Date. No awards under the restricted stock plan were made in 2011.

Stock Option Plans and Stock Grants

Since the Substantial Consummation Date, the Company has not maintained any compensation plans or individual compensation arrangements under which the Company’s equity securities are authorized for issuance. None of the Named Executive Officers were granted stock options or other incentive awards in 2014, 2013 or 2012. During 2014 and as of December 31, 2014, there were no stock options, unvested stock or equity incentive plan awards issued and outstanding.

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

Incentive Bonus Plan

The purpose of the Company’s Riviera Hotel & Casino Bonus Plan (the “Bonus Plan”) is to attract and retain highly-qualified management personnel by providing appropriate incentive awards. A Bonus Plan participant does not have any claim to be granted any bonus under the Bonus Plan and the Company may reduce or eliminate the amount payable to any Bonus Plan participant, in each case based upon such factors as the Company may deem relevant. There is no obligation for uniformity of treatment among Bonus Plan participants. Except for discretionary bonuses paid outside of the Bonus Plan, a Bonus Plan participant must be employed by the Company for the entire quarterly period for which a bonus is paid and at the time of payment disbursements to be eligible to receive an awarded bonus. The President and General Manager, the Chief Financial Officer, Vice Presidents, Directors, the Secretary and certain managers of the Company are eligible to receive bonuses under the Plan.

Each Bonus Plan participant is eligible to receive an aggregate annual bonus in an amount up to a specified percentage of such Bonus Plan participant’s base salary. The table below sets forth such percentages for the Company’s Named Executive Officers who were eligible to participate in the Bonus Plan during 2014.

Name and Title	Annual Bonus Eligibility Level
Robert James Kunkle President and General Manager	30%
Michael Pearse Chief Financial Officer	20%
Tullio J. Marchionne Secretary	20%

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
If the Company does not meet the EBITDAM target for a particular quarter, and, consequently, the Company does not pay any bonuses for financial performance for any such quarter, the Company may award a “catch-up” bonus, if the Company meets the end-of-year EBITDAM target for such year, in an amount equal to the full amount of bonus eligibility attributable to financial performance for the applicable fiscal year. The Company may not make such “catch-up” bonus awards with respect to quarters for which the Company did not achieve the applicable customer satisfaction targets. Additional bonuses are paid if the Company exceeds the annual target by a pre-specified amount over the annual bonus target.
The Company may at any time and from time to time alter, amend, suspend, or terminate the Plan in whole or in part. The Company may make such amendments as it deems necessary to comply with applicable laws, rules and regulations. Notwithstanding the foregoing, no alteration or amendment to the Plan may adversely affect the rights of any Plan participant with respect to any bonus previously paid under the Plan without such Plan participant's consent. The Company paid cash bonuses under the Plan for the quarters ended March 31, June 30, September 30 and December 31, 2014. With respect to each of the quarters ended March 31, June 30 and September 30, 2014, the Company did not meet the applicable customer satisfaction targets. Consequently, the Company awarded 75% of the maximum quarterly bonus amount to the eligible participants with respect to each such quarter. For the quarter ended December 31, 2014, the Company achieved both the applicable cumulative EBITDAM target and the applicable customer satisfaction target. Consequently, the Company awarded 100% of the maximum quarterly bonus amount to the eligible participants. One additional bonus was paid as the Company exceeded the annual target by the pre-specified amount over the annual bonus target. The Company did not pay any “catch-up” bonus awards for fiscal year 2014. The Company expects to maintain the Bonus Plan through the expected closure date of the Riviera Hotel & Casino.

The following table provides information about non-equity incentive awards under our Incentive Bonus Plan granted during fiscal year 2014 to each of our Named Executive Officers. Cash awards are made pursuant to the Bonus Plan. During fiscal year 2014, all of our Named Executive Officers were eligible to receive awards under the Bonus Plan for all fiscal quarters.

Name	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)

Robert James Kunkle	$67,500
Michael Pearse	35,247
Tullio J. Marchionne	41,200

(1)	The amounts presented represent the target amounts. There are no threshold or maximum levels for the awards. Payments under the Bonus Plan are made in the month following the fiscal quarter end date.

DIRECTOR COMPENSATION

We did not offer any compensation to our directors for their service as such for the year ended December 31, 2014.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners and Management

The Company has two classes of common stock: Class A Voting Common Stock and Class B Non-Voting Common Stock. Only the Class A Voting Common Stock is a voting security. The following tables contain information regarding the beneficial ownership of our Class A Voting Common Stock and Class B Non-Voting Common Stock as of March 31, 2015, by (i) each of our directors and each of our Named Executive Officers, and (ii) all of our directors and executive officers as a group. With respect to our Class A Voting Common Stock, one of the tables below contains information regarding the beneficial ownership by each person who, to our knowledge, beneficially owns more than 5% of the Class A Voting Common Stock. The percentage of outstanding shares of common stock represented by each named person’s stock ownership assumes the exercise by such person of all stock warrants beneficially owned by such person that are exercisable within 60 days of March 31, 2015, but does not assume the exercise of stock warrants by any other persons. The percentage of outstanding stock represented by the stock ownership of all of our directors and executive officers as a group assumes the exercise by all members of that group of stock warrants beneficially owned by such members that are exercisable within 60 days of March 31, 2015, but does not assume the exercise of stock warrants by any persons outside of that group. Except as indicated in the footnotes to the tables, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name. The address for each director and executive officer is c/o Riviera Holdings Corporation, 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

	Class A Voting Common Stock Beneficially Owned
Name (1)	Number	Percentage
Barry S. Sternlicht (2)	10	100%
Derek J. Stevens	0	—%
Marcos Alvarado	0	—%
Robert Scoville	0	—%
Robert James Kunkle	0	—%
Michael Pearse	0	—%
Tullio J. Marchionne	0	—%
All directors and executive officers as a group (1), (2)	10	100.0%

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

	Class B Non-Voting Common Stock Beneficially Owned
Name	Number	Percentage
Directors and Executive Officers:
Barry S. Sternlicht (1)	4,840,776	51.4%
Derek J. Stevens (2)	1,044,998	11.1%
Marcos Alvarado	—	—%
Robert Scoville	—	—%
Robert James Kunkle	—	—%
Michael Pearse	—	—%
Tullio J. Marchionne	—	—%
All directors and executive officers as a group	5,885,774	62.5%

(1)
Mr. Sternlicht is the beneficial holder of 2,448,637 shares (26.0%) held by SCH/VIII Bonds LLC, 816,209 shares (8.7%) held by SCH/VIII Bonds II LLC, 172,845 shares (1.8%) held by SCH/VIII Bonds III LLC, and 1,403,085 shares (14.9%) held by SCH/VIII Bonds IV LLC (these entities are collectively referred to in this Annual Report on Form 10-K as the “Starwood Capital Entities”). The address for each of the Starwood Capital Entities is C/O Starwood Capital Group, 591 West Putnam Avenue, Greenwich, CT 06830.

(2)
Mr. Stevens is the beneficial holder of 1,044,998 shares (11.1%) held by Desert Rock Enterprises, LLC. The Desert Rock Enterprises, LLC members are Derek J. Stevens (78% membership interest) and Gregory J. Stevens (22% membership interest). The address for Desert Rock Enterprises, LLC is One Fremont Street, Las Vegas, NV 89101.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, the Company did not maintain any compensation plans or individual compensation arrangements under which the Company’s equity securities are authorized for issuance.

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

Item 14.         Principal Accounting Fees and Services

Audit Fees

We were billed by our principal accountants, Ernst & Young, a total of $330,000 for 2014 and $332,000 for 2013 for their audits of our annual consolidated financial statements and their reviews of our consolidated financial statements in our Quarterly Reports on Form 10-Q for the respective years.

Audit-Related Fees

We were billed $0 by Ernst & Young in 2014 and $23,600 in 2013 for audit-related services associated with responding to SEC comment letters, the sale of RBH and our potential debt restructuring that are not reported above in “Audit Fees”.

Tax Fees

We were billed $40,000 and $112,326 by Ernst & Young in 2014 and 2013, respectively, for tax services associated with tax return preparation, restructuring and other general tax advisory services.

All Other Fees

We were not billed by Ernst & Young for other professional services in fiscal years 2014 and 2013.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)         List of Financial Statements

The following is a list of our Independent Registered Public Accounting Firm’s Reports and the Company’s Consolidated Financial Statements filed as part of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

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

March 31, 2015	RIVIERA HOLDINGS CORPORATION

	By:	/s/ Robert James Kunkle
Robert James Kunkle
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry S. Sternlicht	Chairman of the Board	March 31, 2015
Barry S. Sternlicht

/s/ Robert James Kunkle	President	March 31, 2015
Robert James Kunkle	(Principal Executive Officer)

/s/ Marcos Alvarado	Director	March 31, 2015
Marcos Alvarado

/s/ Robert Scoville	Director	March 31, 2015
Robert Scoville

/s/ Derek J. Stevens	Director	March 31, 2015
Derek J. Stevens

/s/ Michael Pearse	Chief Financial Officer and Treasurer	March 31, 2015
Michael Pearse	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1+
Stock Purchase Agreement, dated as of September 29, 2011, by and among Riviera Operating Corporation, Riviera Holdings Corporation, Riviera Black Hawk, Inc., Monarch Growth Inc. and Monarch Casino & Resort, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on September 30, 2011 (Commission File Number  000-21430)).

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

10.4++
Employment Agreement, dated as of April 1, 2011, by and between Riviera Holdings Corporation and Andy Choy (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 11, 2012 (Commission File Number 000-21430)).

10.5++
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

10.9++
Form of Stay Put Bonus Agreement and list of parties thereto (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on April 1, 2013 (Commission File Number 000-21430)).

10.10++
Resort Management Agreement, dated as of June 21, 2013, by and between Riviera Holdings Corporation, Riviera Operating Corporation and Paragon Riviera LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2013 (Commission File Number 000-21430)).

10.11++
Employment Offer Letter, dated June 24, 2013, between Riviera Operating Corporation and Robert James Kunkle (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2013 (Commission File Number 000-21430)).

10.12++
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

RIVIERA HOLDINGS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Riviera Holdings Corporation

We have audited the accompanying consolidated balance sheets of Riviera Holdings Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riviera Holdings Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and has a working capital deficiency. In addition, the Company is in default under the loan agreements with its stockholders as of December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying December 31, 2014 consolidated financial statements do not include any adjustments that might result to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities arising from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 31, 2015

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,612	$20,738
Restricted cash	354	39,327
Accounts receivable-net of allowances of $307 and $746, respectively	1,706	2,548
Income taxes receivable	—	106
Inventories	473	377
Prepaid expenses and other current assets	1,999	2,039
Total current assets	59,144	65,135
PROPERTY AND EQUIPMENT-net	132,282	135,189
INTANGIBLE ASSETS-net	4,025	4,632
OTHER LONG-TERM ASSETS-net	1,199	1,602
TOTAL	$196,650	$206,558

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$89,915	$82,750
Accounts payable	5,071	5,184
Deferred tax liabilities	486	103
Accrued interest	4,728	2,998
Accrued expenses	7,103	7,614
Total current liabilities	107,303	98,649
LONG-TERM DEFERRED TAX LIABILITIES	21,948	22,331
Total liabilities	129,251	120,980

COMMITMENTS and CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
PREFERRED STOCK - 500,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013	—	—
COMMON STOCK - Class A Voting ($0.001 par value; 10 shares authorized, issued and outstanding at December 31, 2014 and 2013) and Class B Non-Voting ($0.001 par value; 10,000,001 authorized, 9,305,541 and 9,039,035 issued and outstanding at December 31, 2014 and 2013, respectively)	9	9
WARRANTS ISSUED	3,230	7,657
ADDITIONAL PAID-IN CAPITAL	153,597	149,170
ACCUMULATED DEFICIT	(89,437)	(71,258)
Total stockholders' equity	67,399	85,578
TOTAL	$196,650	$206,558

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
REVENUES:
Casino	$32,477	$27,786	$34,314
Rooms	39,706	30,743	33,400
Food and beverage	12,317	10,443	13,486
Entertainment	786	717	1,571
Other	3,197	3,160	3,507
Total revenues	88,483	72,849	86,278
Less-promotional allowances	(5,594)	(6,289)	(9,919)
Net revenues	82,889	66,560	76,359

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
Casino	15,126	17,407	28,133
Rooms	23,791	19,373	20,950
Food and beverage	9,995	9,259	10,776
Entertainment	1,694	807	1,531
Other	831	946	1,127
Other operating expenses:
Other general and administrative	30,109	27,679	28,547
Goodwill impairment	—	—	24,826
Depreciation and amortization	6,751	6,624	7,806
Total costs and expenses	88,297	82,095	123,696
LOSS FROM CONTINUING OPERATIONS	(5,408)	(15,535)	(47,337)

OTHER (EXPENSE) INCOME:
Gain on retirement of assets	9	3	28
Interest income (expense), net	(12,773)	(11,285)	(9,254)
Total other (expense) income	(12,764)	(11,282)	(9,226)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX (EXPENSE) BENEFIT	(18,172)	(26,817)	(56,563)
Income tax expense from continuing operations	(7)	—	—
Income tax benefit from continuing operations	—	106	9,697
LOSS FROM CONTINUING OPERATIONS	(18,179)	(26,711)	(46,866)
DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	26,936
Income tax expense from discontinued operations	—	—	(9,697)
Income from discontinued operations	—	—	17,239
NET LOSS	(18,179)	(26,711)	(29,627)
Other comprehensive (loss) income	—	—	—
TOTAL COMPREHENSIVE LOSS	$(18,179)	$(26,711)	$(29,627)

NET INCOME (LOSS) PER SHARE DATA:
Basic
Loss from continuing operations	$(1.98)	$(2.96)	$(5.18)
Income from discontinued operations	—	—	1.91
Net (Loss) Income, net	$(1.98)	$(2.96)	$(3.27)
Diluted
Loss from continuing operations	$(1.98)	$(2.96)	$(5.18)
Income from discontinued operations	—	—	1.91
Net (Loss) Income, net	$(1.98)	$(2.96)	$(3.27)
Basic-weighted average common shares outstanding	9,161	9,039	9,039
Diluted-weighted average common and common equivalent shares	9,161	9,039	9,039

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
OPERATING ACTIVITIES:
Net Loss	$(18,179)	$(26,711)	$(29,627)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment	—	—	24,826
Depreciation and amortization	6,751	6,624	7,806
(Provision)/recovery for bad debts	(439)	(1,537)	1,968
Income tax expense (benefit)	—	—	—
Loan cost amortization	254	180	146
Interest expense – payment in kind	7,165	5,877	4,493
Decrease (Increase) in restricted cash	38,973	23,283	(60,058)
Gain on sale of Black Hawk	—	—	(25,388)
Gain/Loss on Disposition of Assets	(9)	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	1,281	652	(219)
Income taxes receivable	106	(106)	—
Inventories	(96)	94	62
Prepaid expenses and other assets	189	60	358
Accounts payable	(113)	(557)	84
Accrued interest	1,730	1,572	644
Accrued expenses	(511)	363	(551)
Net cash (used in) provided by operating activities	37,102	9,791	(75,456)

INVESTING ACTIVITIES:
Capital expenditures	(3,237)	(2,970)	(7,410)
Net proceeds from Black Hawk sale	—	—	70,217
Due from stockholder	—	—	(121)
Disposal of assets	9	3	—
Restricted cash	—	—	—
Net cash provided by (used in) investing activities	(3,228)	(2,967)	62,686

FINANCING ACTIVITIES:
Payments on capitalized leases	—	—	(14)
Net cash used in financing activities	—	—	(14)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	33,874	6,824	(12,784)
Decrease (Increase) in cash from discontinued operations	—	—	5,936
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	20,738	13,914	20,762

CASH AND CASH EQUIVALENTS-END OF PERIOD	$54,612	$20,738	$13,914

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (including discontinued operations):
Property acquired with debt and accounts payable	$—	$—	$602
Cash paid for interest	$3,624	$3,654	$3,992
Federal and state income taxes paid, net of refunds	$(99)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Amounts in thousands, except share data)

	Preferred Stock		Common Stock		Warrants		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance - December 31, 2011	—	$—	9,039,045	$9	460,966	$7,657	$150,268	$(14,920)	$143,014
Payments made on behalf of owners							(1,098)		(1,098)
Net loss								(29,627)	(29,627)
Balance - December 31, 2012	—	—	9,039,045	9	460.966	7,657	149,170	(44,547)	112,289
Net loss								(26,711)	(26,711)
Balance - December 31, 2013	—	—	9,039,045	9	460,966	7,657	149,170	(71,258)	85,578
Exercise of Class B Warrants			266,506	—	(266,506)	(4,427)	4,427		—
Net loss								(18,179)	(18,179)
Balance - December 31, 2014	—	$—	9,305,551	$9	194,460	$3,230	$153,597	$(89,437)	$67,399

The accompanying notes are an integral part of these consolidated financial statements.

RIVIERA HOLDINGS CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations

Riviera Holdings Corporation (“RHC”) and its wholly-owned subsidiary Riviera Operating Corporation (“ROC”) (RHC and ROC, together with ROC’s wholly-owned subsidiaries, the “Company”), were incorporated on January 27, 1993, in order to acquire all assets and liabilities of Riviera, Inc. Casino-Hotel Division on June 30, 1993, pursuant to a plan of reorganization. The Company operates the Riviera Hotel & Casino on the Strip in Las Vegas, Nevada.

On February 20, 2015, the Company entered into, and simultaneously closed the initial transactions contemplated by, an Asset Purchase Agreement (the “Purchase Agreement”) with Las Vegas Convention and Visitors Authority, a local governmental entity of the State of Nevada (the “Buyer”). Pursuant to the Purchase Agreement, Buyer purchased certain assets of the Company, including the real property located at 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and all structures and improvements located on the property (collectively, the “Property”), and certain other assets (the “Transaction”) for a total purchase price of up to $182.5 million (the “Purchase Price”).

The Purchase Agreement generally provides that the Company will terminate it business operations within 180 days of the close of the Transaction (the “Business Closure”). The Company will be responsible for the Business Closure, and the Buyer will take possession of the Property once there are only minimal assets remaining on the premises. A portion of the Purchase Price has been deposited with a third-party escrow agent under an Escrow Agreement (the “Escrow Agreement”). Part of the escrowed amounts will be released to the Company upon completion of the Business Closure, while a larger portion will be available to pay the costs of the Business Closure, as discussed more fully in the Purchase Agreement.

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. All criteria were determined to be in place on February 12, 2015. Under ASC 360-10-45-13, as the criteria under ASC 360-10-45-9 were met after December 31, 2014, but before the financial statements were issued or were available to be issued, a long-lived asset shall continue to be classified as held and used in those financial statements when issued or when available to be issued.

The Company owned and operated the Riviera Black Hawk Casino (“Riviera Black Hawk”) in Black Hawk, Colorado until its sale on April 26, 2012, which is presented as discontinued operations in the accompanying statements of operations and comprehensive loss as a result of the Stock Purchase Agreement entered into on September 29, 2011.

In 2010, the Company filed for bankruptcy and entered into a plan for reorganization. Accordingly, on April 1, 2011, the Company adopted the “fresh-start” provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively. Certain of these values differed materially from the values recorded on Predecessor’s balance sheet as of March 31, 2011.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RHC and its direct wholly-owned subsidiary. With the presentation of RBH as a discontinued operation (as discussed in Note 14), the Company has one reporting segment. All inter-company accounts and transactions have been eliminated.

We have reclassified certain amounts in prior-period Notes to conform to the current period’s presentation. Specifically, the Company changed the presentation in Note 4 to separately present construction in progress, as well as changed the presentation in Note 7 to separately present certain accrued liabilities.

Liquidity

The Company had $54.6 million in cash and cash equivalents and $0.4 million in restricted cash as of December 31, 2014. Additionally, effective April 1, 2011 and until June 30, 2012, the Company had the ability to draw up to $10 million against a Working Capital Facility (as defined in Note 9). However, due to the default under the Series A Credit Agreement (as defined in Note 9) and the Series B Credit Agreement (as defined in Note 9), we did not have the ability to draw any additional funds under the Working Capital Facility beginning on June 30, 2012 and as of each subsequent quarter, including as of December 31, 2014. The terms of the Series A Credit Agreement and the Series B Credit Agreement are described in Note 9 to the consolidated financial statements.

Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Subsequent to emergence from bankruptcy, the Company has generated net losses from continuing operations before income tax benefits of $18.2 million, $26.8 million and $56.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and has an accumulated deficit of $89.4 million at December 31, 2014. The Company has total cash and cash equivalents of $54.6 million and a net working-capital deficit of $48.2 million at December 31, 2014. The net working-capital deficit includes $50.0 million of the Company’s Series A Credit Agreement and $39.9 millionof the Company’s Series B Credit Agreement (collectively, the “Credit Agreements”), both of which are classified as currently payable due to the defaults discussed below.

In connection with the Credit Agreements, we agreed to several affirmative and negative covenants.  During 2014, the Company did not comply with all of the affirmative and negative covenants, and is in default as of December 31, 2014 (see Note 9).

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

As more fully disclosed in Note 18 to the financial statements, on February 20, 2015, the Company entered into, and simultaneously closed the initial transactions contemplated by, the Purchase Agreement. Pursuant to the Purchase Agreement, Buyer purchased certain assets of the Company, including the Property, and certain other assets. The Asset Purchase Agreement provides that the Company will terminate its operations within 180 days of the close of the transaction or June 23, 2015. The Company will be responsible for the Business Closure, and Buyer will take possession of the property once there are only minimal assets remaining on the premises. Proceeds from the sale were used to repay the Series A and Series B Credit Agreement principal amounts and accrued interest.

Discontinued Operations

On September 29, 2011, the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of RBH. As a result, as discussed above, RBH is presented as a discontinued operation in the accompanying consolidated statements of operations, with the assets and liabilities of RBH presented as held for sale in the accompanying consolidated balance sheets through the sale date of April 26, 2012. Under the general accounting provisions of ASC Topic 230-10-45-24, for purposes of reporting cash flows from discontinued operations, we combine the cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. As such, cash flows of the discontinued operation have not been segregated from the cash flows of continuing operations on the accompanying consolidated statements of cash flows for the year ended December 31, 2012.

Cash and Cash Equivalents

Amounts classified as cash and cash equivalents included cash held in our bank accounts and cash on-hand for operating purposes.

Restricted Cash

As of December 31, 2014 and 2013, a security deposit in the amount of $354,000 and $441,600 , respectively, remains held for the benefit of the State of Nevada Workers’ Compensation Division as a requirement of our being self-insured for workers’ compensation.

As of December 31, 2013, $38.9 million of the purchase price proceeds in the sale of RBH was being held in a segregated deposit account. On April 28, 2014, the Company requested and received approval from the Required Lenders, as defined in each of the Series A Credit Agreement and the Series B Credit Agreement, to withdraw the full amount, $38.9 million, held in the Company’s segregated cash account for working capital purposes.

Accounts Receivable and Credit Risk

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

For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we periodically assess the recoverability of property and equipment and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. As an indicator of impairment existed as of October 1, 2014, we compared the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. The undiscounted cash flows exceeded the carrying value, and an impairment charge was not required. There were no asset impairment charges in 2014, 2013 and 2012.

Other Long Term Assets

Other long term assets include deferred loan offering costs, which are amortized over the estimated life of the debt using the straight line method which approximates the effective interest rate method. Such amortized costs are included in interest expense. Other long term assets also includes base stocks of china, glassware, kitchenware and utensils, with subsequently purchased items expensed at the time of purchase and placed in service, as well as other miscellaneous deposits.

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

In connection with the adoption of fresh-start reporting in 2011, the Company recognized $2.4 million in a trade name related to the Riviera name, which is being amortized on a straight-line basis over fifteen years. Customer lists were valued at $1.4 million, representing the value associated with our customers under our customer loyalty programs and is being amortized on a straight-line basis over five years. Other intangibles of $2.5 million include the value of software which is being amortized on a straight-line basis over fifteen years.

Income Taxes

The Company is subject to income taxes in the United States. Authoritative guidance for accounting for income taxes requires that we account for income taxes by recognizing deferred tax assets, net of applicable reserves, and deferred tax liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. Authoritative guidance for accounting for income taxes also requires that we perform an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment includes the evaluation of the future reversal of temporary tax differences, the nature and frequency of current and cumulative losses, forecasts of future taxable income and implementation of tax planning strategies. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if it is determined that, more likely than not, the Company will be unable to realize such assets. Such assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, the Company’s forecasts of future profitability, the duration of statutory carryforward periods, and experience with the utilization of operating loss and tax credit carryforwards before expiration.

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

Room, Food, Beverage, Entertainment and Other Revenues

The Company recognizes room, food, beverage, entertainment and other revenue at the time that goods or services are provided. Advance deposits on rooms, conventions and banquets are recorded as accrued liabilities until services are provided to the customer.

Promotional Allowances

Revenues include the estimated retail value of rooms, food, beverage and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is reclassified to the casino department for the years ended December 31, as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Rooms	$1,347	$2,171	$3,568
Food and Beverage	3,908	3,722	5,310
Retail	—	13	—
Entertainment	7	180	965
Total	$5,262	$6,086	$9,843

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense, which is generally included in other general and administrative expenses, was $1.5 million, $1.5 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. The update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including revenue recognition guidance specific to the gaming industry. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In addition, interim and annual disclosures will be substantially revised. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which is effective in the annual period ending after December 15, 2016, with early application permitted. The update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Additionally, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

2.	ACCOUNTS RECEIVABLE-NET

Accounts receivable-net consist of the following at December 31 (in thousands):

	2014	2013
Casino	$139	$489
Hotel	1,874	2,805
Total	2,013	3,294
Less - collection allowances	(307)	(746)
Accounts receivable - net	$1,706	$2,548

Collection allowances activity for the years ending December 31 consist of the following (in thousands):

	2014	2013
Beginning balance	$746	$2,283
Write-offs	(374)	(1,645)
Recoveries	(44)	3
Provision for doubtful collection	(21)	105
Ending balance	$307	$746

The Company manages its credit risk by evaluating customers’ credit worthiness before extending credit. The maximum credit losses that might be sustained are limited to the recorded receivables less any amounts reserved.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at December 31 (in thousands):

	2014	2013
Prepaid gaming taxes	$959	$823
Prepaid insurance	641	634
Other	399	582
Total	$1,999	$2,039

4.	PROPERTY AND EQUIPMENT-NET

Property and equipment-net consist of the following at December 31 (in thousands):

	2014	2013
Land and improvements	$86,025	$86,025
Buildings and improvements	38,875	31,599
Equipment, furniture, and fixtures	27,217	32,059
Construction in progress	2,151	2,288

Total cost	154,268	151,971
Less - Accumulated depreciation and amortization	(21,986)	(16,782)
Property and equipment - net	$132,282	$135,189

The gross amount of assets recorded under our capital leases as of December 31, 2014 and 2013 is $0.6 million and $0.6 million, respectively. Accumulated depreciation of assets recorded under our capital leases as of December 31, 2014 and 2013 is $0.3 million and $0.2 million, respectively.

In accordance with its policy, the Company reviews the estimated lives of its fixed assets on an ongoing basis. Substantially all of the Company’s property and equipment are pledged as collateral to secure debt (see Note 9).

5.	GOODWILL AND INTANGIBLE ASSETS-NET

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

Intangible assets consist of the following at December 31 (in thousands):

	Estimated life (years)	2014
Trade name	15	$2,400
Customer lists	5	1,400
Software	15	2,500
Total intangible assets		6,300
Less accumulated amortization:
Trade name		(600)
Customer lists		(1,050)
Software		(625)
Total accumulated amortization		(2,275)
Intangible assets, net		$4,025

In connection with the adoption of fresh-start reporting in 2011, the Company recognized $2.4 million in a trade name related to the Riviera name, which is being amortized on a straight-line basis over fifteen years. Customer lists were valued at $1.4 million, representing the value associated with our customers under our customer loyalty programs and is being amortized on a straight-line basis over five years. Other intangibles of $2.5 million include the value of software which is being amortized on a straight-line basis over fifteen years.

Intangible assets were valued using income and cost based methods as appropriate.  The Riviera trade name was valued based on the relief from royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to unrelated licensee and a discount rate.  The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates for similar assets to reach a 1% royalty rate.  The discount rate applied was 16%, based on the weighted average cost of capital of the properties benefiting from the trade name.  The value assigned to customer lists is based on the present value of future earnings using the replacement cost method based on internally developed estimates.

Amortization expense for the year ended December 31, 2014 for those assets amortized was $607,000.  Estimated annual amortization expense for the intangible assets of the Company for the year ended December 31, 2015 is anticipated to be $0.6 million, $0.4 million for 2016, and $0.3 million for 2017, 2018 and 2019.

6.	OTHER LONG TERM ASSETS-NET

Other long term assets-net consist of the following at December 31 (in thousands):

	2014	2013
Deposits	$142	$338
Deferred loan fees	56	135
Base stock	1,001	1,129
Total	$1,199	$1,602

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of the following at December 31 (in thousands):

	2014	2013
Accounts payable vendors	$3,306	$3,881
Customer deposits, non-gaming	919	797
Other	846	506
Total	$5,071	$5,184

Accrued expenses consist of the following at December 31 (in thousands):

	2014	2013
Outstanding chip and token liability	$218	$349
Customer loyalty liabilities	278	318
Progressive jackpot liabilities	538	515
Other gaming related accruals	5	4
Payroll and related taxes and benefits	4,561	5,174
Property and gaming taxes	751	640
Professional fees and customer deposits	752	600
Advance sales/deferred income	—	14
Total	$7,103	$7,614

8.	FAIR VALUE MEASUREMENTS

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

	December 31, 2014	December 31, 2013

Aggregate carrying amount, Series A Term Loan	$50,000	$50,000
Aggregate carrying amount, Series B Term Loan	39,915	32,750
Total aggregate carrying amount	$89,915	$82,750

Aggregate fair value, Series A Term Loan	$46,500	$46,000
Aggregate fair value, Series B Term Loan	33,927	27,510
Total aggregate fair value	$80,427	$73,510

The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

9.	LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2014	2013

Series A Term Loan, due April 1, 2016, interest at LIBOR plus 5%, 7% at December 31, 2014	$50,000	$50,000

Series B Term Loan, due April 1, 2019, interest at LIBOR plus 18% PIK, 20% at December 31, 2014	39,915	32,750

Total debt	89,915	82,750
Less current portion of long term debt	(89,915)	(82,750)
Total long-term debt, net	$—	$—

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

RHC is required to pay a quarterly unused commitment fee and customary fees to the administrative agent. For the years ended December 31, 2014 and 2013, the unused commitment fee was $0.1 million and $0.1 million, respectively. RHC is also required to pay quarterly participation and fronting fees based on the amount of the letter of credit exposure of the applicable lenders and letter of credit issuers, respectively.

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

The Series A Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series A Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. Beginning on June 30, 2012 and as of each subsequent quarter, including as of December 31, 2014, the Company was not in compliance with the financial covenants in, and in default under, the Series A Credit Agreement. The Required Lenders (as defined in the Series A Credit Agreement) temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. On April 29, 2014, we entered into a forbearance agreement with the Required Lenders pursuant to which the Required Lenders agreed to forbear from exercising their remedies under the Series A Credit Agreement arising out of the default for a period up to and including July 31, 2014 (the "Series A Forbearance Agreement"). The parties have amended the Series A Forbearance Agreement on each of July 31, 2014, August 30, 2014, September 30, 2014, October 31, 2014 and November 25, 2014 to extend the forbearance period through August 31, 2014, September 30, 2014, October 31, 2014, November 30, 2014 and March 31, 2015, respectively. The lenders and administrative agent under the Series A Credit Agreement have not taken any action to exercise any remedies under the Series A Credit Agreement.

In addition, the Series A Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series A Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series A Credit Agreement may be accelerated, and the rights and remedies of the lenders under the Series A Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series A Credit Agreement. As such, the balances of the Series A Term Loan, as of December 31, 2014 and 2013, have been classified as a current obligation.

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

Promptly after the closing of the Transaction described in Note 18, the Company repaid all outstanding indebtedness owed under the Series A Credit Agreement and the Series B Credit Agreement.

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

RHC is required to pay a customary fee to the administrative agent. The obligations under the Series B Credit Agreement are guaranteed by RHC's Domestic Subsidiaries (as defined in the Series B Credit Agreement) pursuant to the terms of the Series B Credit Agreement and are secured by (i) a first priority security interest on the Series B Term Loan Controlled Account and (ii) a second priority security interest on substantially all of RHC's and its Domestic Subsidiaries’ other assets.

The Series B Credit Agreement subjects RHC to certain customary affirmative covenants, including the delivery of financial statements and annual operating budgets. In addition, the Series B Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on RHC's ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. Beginning on June 30, 2012 and as of each subsequent quarter, including as of December 31, 2014, the Company was not in compliance with the financial covenants in, and in default under, the Series B Credit Agreement. The Required Lenders (as defined in the Series B Credit Agreement) temporarily waived such default with respect to the June 30, 2012 default and this waiver expired on July 31, 2012. On April 29, 2014, we entered into a forbearance agreement with the Required Lenders pursuant to which the Required Lenders agreed to forbear from exercising their remedies under the Series B Credit Agreement arising out of the default for a period up to and including July 31, 2014 ("Series B Forbearance Agreement", collectively with the Series A Forbearance Agreement, and as amended, the "Forbearance Agreement"). The parties have amended the Series B Forbearance Agreement on each of July 31, 2014, August 30, 2014, September 30, 2014, October 31, 2014 and November 25, 2014 to extend the forbearance period through August 31, 2014, September 30, 2014, October 31, 2014, November 30, 2014 and March 31, 2015, respectively. The lenders and administrative agent under the Series B Credit Agreement have not taken any action to exercise any remedies under the Series B Credit Agreement.

In addition, the Series B Credit Agreement contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults, certain events of bankruptcy and insolvency, judgment defaults, failure of any guarantee of the loan obligations or any loan document to be in full force and effect, the occurrence of a Change of Control (as defined in the Series B Credit Agreement), certain ERISA defaults and failure to keep any necessary casino licenses in full force and effect. If an event of default occurs and is continuing, amounts due under the Series B Credit Agreement may be accelerated and the rights and remedies of the lenders under the Series B Credit Agreement may be exercised, including rights with respect to the collateral securing obligations under the Series B Credit Agreement. As such, the balances of the Series B Term Loan, as of December 31, 2014 and 2013, have been classified as a current obligation.

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

Promptly after the closing of the Transaction described in Note 18, the Company repaid all outstanding indebtedness owed under the Series A Credit Agreement and the Series B Credit Agreement.

10.	LEASING ACTIVITIES

The Company leases various equipment under operating and, to a lesser extent, capital lease arrangements. At December 31, 2014, the Company was obligated under cancellable and noncancellable operating and capital leases. Certain lease arrangements contain a buyout/liquidated damages provision. This provision provides that in the event of a major renovation or certain other events, the Company has the right, according to an agreed-upon formula, to buy out any remaining term of the lease by providing the tenant twelve months written notice.

In conjunction with the Purchase Agreement and the subsequent Business Closure discussed in Note 18, the Company has implemented a process to terminate all contracts, including any agreement, contract, lease, sublease, license, sublicense, or concession agreement, and pay any associated termination fees, and in connection therewith, use commercially reasonable efforts to obtain a release from each counterparty thereto. As such, future minimum lease payments under our operating and capital leases for the year ended December 31, 2015 are expected to be $15,670 and $49,879, respectively.

In order to provide the Company access to the Property and time to complete the Business Closure, at the close of the Transaction, ROC and the Buyer entered into a Lease Agreement (the “Lease”), pursuant to which ROC leases the Property from Buyer for the sole purpose of winding down operations. The Lease will be in effect for the duration of the Business Closure and will expire automatically when the Business Closure is complete. In addition, the Company has guaranteed the payment and performance of ROC’s obligations under the Lease by executing a Lease Guaranty concurrently with ROC’s execution of the Lease and the closing of the Transaction.

The current and long term obligations under capital leases are included in “Accrued expenses”. Rental expense for equipment under operating leases for the years ended December 31, 2014, 2013 and 2012 was $363,675, $514,651 and $742,423, respectively. All leases are cancelable within one year.

As of December 31, 2014, the Company leases retail space to third parties (primarily retail shops and fast food vendors) under terms of non-cancelable operating leases that expire in various years through 2017, and have options to extend at the tenant’s option. Rental income, which is included in other revenue, for the years ended December 31, 2014, 2013 and 2012 was $1,855,926, $1,934,700 and $2,006,760, respectively.

At December 31, 2014, the Company had future minimum annual rental income due under non-cancelable operating leases of $582,388.

11.	INCOME TAXES

Components of our benefit for income taxes from continued operations are as follows:

(In Thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Federal	$(7)	$106	$—
State	—	—	—
Total current	(7)	106	—
Federal	—	—	9,697
State	—	—	—
Total deferred	—	—	9,697
Benefit for income taxes	$(7)	$106	$9,697

The Company recognized a tax expense of $7,361 in 2014 related to a reduction in an AMT credit refund requested during 2014.

The effective income tax rate from continuing operations differs from the statutory US federal income tax rate as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Taxes at federal statutory rate	35.0%	35.0%	35.0%
State income tax, net	—%	—%	(0.9)%
Discontinued Operations	—%	—%	0.3%
FICA credit	0.4%	(1.3)%	0.2%
AMT credit	—%	(1.9)%	—%
Other, net	(0.2)%	(2.0)%	(0.3)%
Goodwill Impairment	—%	—%	(15.4)%
Non-deductible interest	(12.0)%	(6.8)%	(2.2)%
Valuation allowance	(23.3)%	(22.6)%	0.4%
Benefit for income taxes	(0.1)%	0.4%	17.1%

Under the accounting guidance, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset consisted of the following:

(In Thousands)	2014	2013	2012
Deferred Tax Assets
Reserves and accruals	$748	$1,149	$1,556
Federal net operating loss carry forwards	38,712	29,992	24,181
AMT and other tax credits	2,284	1,733	2,664
Deferred interest	1,264	675	381
Other	3	18	136
Total before valuation allowance	43,011	33,567	28,918
Valuation allowance	(29,849)	(19,559)	(13,481)
Total Deferred Tax Asset	13,162	14,008	15,437
Deferred Tax Liabilities
Prepaid expenses	(595)	(583)	(621)
Property and equipment	(33,592)	(34,238)	(35,417)
Intangibles	(1,409)	(1,621)	(1,833)
Total Deferred Tax Liability	(35,596)	(36,442)	(37,871)
Net Deferred Tax Liability	$(22,434)	$(22,434)	$(22,434)

We had U.S. net operating loss carry forwards in the amount of $140.9 million at December 31, 2014 and $130.9 million at December 31, 2013 that will expire in tax years ending 2019 through 2034.   Our AMT credits of $1.7 million have no expiration date.  Our other general business tax credits of $1.8 million at December 31, 2014 and $1.7 million at December 31, 2013 will expire in tax years ending 2023 through 2034. Due to certain significant changes in ownership in prior years, the net operating losses and general business credits for December 31, 2012 have been adjusted on the balance sheet to reflect the amount that will be available for use under Internal Revenue Code of 1986, as amended, Sections 382 and 383.

We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with accounting guidance. This assessment included the evaluation of the reversal of temporary differences. As a result, we have concluded that it is more likely than not that the net deferred tax assets, excluding the deferred tax liability related to the step up in land recorded in fresh-start reporting, will not be realized and thus have provided an allowance for the net deferred tax asset balance. The net change in our deferred income tax valuation allowance for the years ended December 31, 2014, 2013 and 2012 is as follows:

(In Thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance - Beginning of Period	$(19,559)	$(13,481)	$(13,682)
Increase	(10,290)	(6,078)	—
Decrease	—	—	201
Balance - End of Period	$(29,849)	$(19,559)	$(13,481)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no unrecognized tax benefits accrued at December 31, 2014, 2013 or 2012.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Colorado for the year ended December 31, 2012. As of 2013, the Company filed only in the U.S. federal jurisdiction. As of December 31, 2014, the Company is no longer subject to examination of its U.S. consolidated federal income tax returns filed for years ended prior to 2012. The IRS completed its examination of the consolidated federal income tax return for the 2011 tax year during 2014 and no tax adjustments were proposed.

12.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to routine lawsuits arising from the normal operations of a casino or hotel. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company. As of December 31, 2014, the Company had no commitments or contingencies that are not already accounted for in the consolidated financial statements or disclosed in the accompanying Notes.

Concentrations of Labor Subject to Collective Bargaining Agreements

As of December 31, 2014, Riviera Hotel & Casino had an aggregate of 1,063 employees and had collective bargaining contracts with eight unions covering 699 employees, including food and beverage employees, rooms department employees, carpenters, engineers, stagehands, electricians and painters. Our agreements with the Painters’ Union, Carpenters’ Union and Teamsters Union, which cover both front of house and back of house employees, have expiration dates in 2018.  Our Electrician Union agreement, which was renewed in 2012 has an expiration date in 2015.  An agreement with the Southern Nevada Culinary and Bartenders Union for a new collective bargaining agreement, which covers the majority of our unionized employees, was reached in 2014 that has an expiration date in 2018. Our agreement with the Stagehands Union was renewed in 2013 and extended until May of 2014. Our Operating Engineers Union agreement was renewed in 2009 and expired in 2011. We are currently operating under the terms of the expired agreements with both the Stagehands and Operating Engineers Unions. Our collective bargaining agreement with the Musicians Union expired in 1999. During 2011, we eliminated all musician positions as we had no shows requiring them. We entered into an agreement with the Musicians Union whereby the Musicians Union was eliminated and the Musicians Union agreement terminated on January 1, 2015.  Due to the Business Closure, we are engaged in Effect Bargaining negotiations with our unions. The Riviera Hotel & Casino considers its employee relations to be satisfactory. There can be no assurance, however, that new agreements will be reached without union action or on terms satisfactory to Riviera Hotel & Casino.

Environmental Contingencies

In 2002, Riviera Hotel & Casino experienced a diesel leak. Our continuing efforts to monitor the effects of this leak have been affected by construction at neighboring projects. We are continuing to monitor this matter. In order to come to final resolution regarding this issue with the Nevada Department of Environmental Protection, we may be required to take remediation steps including the excavation of the affected area, losses from which would not be recoverable through insurance, indemnification arrangements, or other sources. We are unable to estimate the cost of remediation at the present time. The Purchase Agreement provides that the environmental liabilities associated with the diesel leak are the responsibility of the Buyer at the time Buyer takes possession of the Property.

13.	STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue up to 10,000,011 shares of common stock, consisting of (i) 10 Class A Shares, par value $0.001 per share (the “Class A Voting Common Stock”), and (ii) 10,000,001 Class B Shares, par value $0.001 per share (the “Class B Non-Voting Common Stock”), of which 10 shares of Class A Voting Common Stock, and 9,305,541 shares of Class B Non-Voting Common Stock were issued and outstanding as of December 31, 2014.

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

Preferred Stock

We are authorized to issue up to 500,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2014. Our Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more classes or series and to fix for each such class or series such voting powers, preferences and relative participating, optional or other special rights, and such qualifications, limitations or restrictions thereof. Our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

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

On May 23, 2014, one holder of our Class B Warrants exercised its Class B Warrant in full at the individual warrant exercise price of $0.01 (total stated aggregate exercise price of $0.01) and we issued to the holder 96,283 shares of Class B Non-Voting Common Stock. On August 19, 2014, two holders of our Class B Warrants exercised their Class B Warrants in full at the individual warrant exercise price of $0.01 (total stated aggregate exercise price of $0.05) and we issued to the holders an aggregate of 170,223 shares of Class B Non-Voting Common Stock.

As of December 31, 2014 and 2013, warrants exercisable into 194,460 shares and 460,965 shares of Class B Non-Voting Common Stock with a total value of $3.2 million and $7.7 million remained unexercised, respectively.

14.	DISCONTINUED OPERATIONS

On September 29, 2011, RHC, ROC and Riviera Black Hawk, Inc. (“RBH”), entered into a Stock Purchase Agreement with Monarch Casino and Resorts, Inc., a Nevada corporation, and its wholly-owned subsidiary Monarch Growth Inc., a Nevada corporation (collectively, the “Buyer”), pursuant to which the Buyer agreed to purchase the Company’s casino in Black Hawk, Colorado by acquiring all of the issued and outstanding shares of common stock of RBH. This transaction was completed on April 26, 2012. The Buyer paid $76 million for the stock, subject to certain post-closing working capital adjustments. At the closing, the ROC paid or satisfied substantially all of RBH’s indebtedness and was required to leave at least $2.1 million of working capital, including at least $2.1 million of “cage cash” (as defined in the Stock Purchase

Agreement). RBH is presented as a discontinued operation in the accompanying statement of operations through the date the transaction was completed. The sale of RBH closed on April 26, 2012.

Operating results of discontinued operations are summarized as follows (in thousands):

Year Ended December 31, 2012
Net revenues	$12,686
Operating costs and expenses	11,137
Income from operations	1,549
Gain on Disposal	25,387
Income tax expense	(9,697)
Net income	$17,239

15.    EMPLOYEE BENEFIT PLANS

Pension Plan Contributions — the Company contributes to multi-employer pension plans under various union agreements in Las Vegas to which the Company is a party. Contributions, based on wages paid to covered employees for the years ended December 31, 2014, 2013 and 2012 was approximately $2,032,000, $1,533,000 and $1,582,000, respectively.

The status of pension plan funding for each of our collective bargaining unit employees is outlined in the table below:

						Funding Improvement Plan (FP)/	Company Contributions (in thousands)
		Employer		Pension Protection Act Zone Status		Rehabilitation Plan (RP)	Year Ended	Year Ended	Year Ended
	Plan	Identification	Expiration	Plan Year	Plan Year	Pending/Implemented	December 31,	December 31,	December 31,
Pension Plan Legal Name	Number	Number	Date	2014	2013	(Yes or No)	2014	2013	2012
Southern Nevada Culinary Workers and Bartenders Pension Plan Trust	1	88-6016617	5/31/2018	Green	Green	No	$1,045	$684	$794
Nevada Resort Association — I.A.T.S.E. Local 720 Pension Trust	1	51-0144767	5/31/2012	Green	Green	No	72	41	83
Western Conference of Teamsters Pension Trust	1	91-0681009	3/31/2018	Green	Green	No	401	332	340
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	1	36-6052390	5/31/2011	Green	Yellow	No	234	239	238
Southwest Carpenters Joint Trust Fund	1	95-6042875	7/31/2018	Green	Green	No	150	108	51
National Electrical Benefit Fund	1	88-6023284	7/31/2015	Green	Green	No	15	15	13
International Painters and Allied Trades Industry Pension Fund	1	52-0853800	5/31/2018	Yellow	Yellow	Implemented-FP	115	114	63
Total Contributions							$2,032	$1,533	$1,582

Self insurance

The Company is self insured for workers’ compensation for its union and nonunion employees, with a loss limit of $0.5 million per individual claim. The workers’ compensation liability for claims filed and estimates of claims incurred but not reported was $192,173 and $372,773 as of December 31, 2014 and 2013, respectively. The liability is included in accrued expenses.

Profit Sharing and 401(k) Plans

The Company maintains profit sharing and 401(k) plans for employees of Riviera Hotel & Casino who are at least 21 years of age and who are not covered by a collective bargaining agreement; employees are eligible to participate in these plans after 90 days of service.

Effective January 1, 2009, the Company suspended the Company match to the 401(k) plan. As a result, the Company made no matching contributions for the years ended December 31, 2014, 2013 and 2012 or any periods therein.

Due to the Business Closure, the Company plans to terminate its 401(k) plan effective May 4, 2015.

In March 2014, as a result of an SEC Administrative Proceeding against a former investment fund option in our 401(k) plan, the Company received and disbursed $67,963 to current 401(k) participants.

16.    GUARANTOR INFORMATION

As of December 31, 2014, the obligations under the Series A Credit Agreement and the Series B Credit Agreement are guaranteed by ROC. These guaranties are full, unconditional, and joint and several.

17.	RELATED PARTY TRANSACTIONS

The Company had no related party transactions during 2014 or 2013.

In the second quarter of 2012, the Company paid $120,000 of stockholder expense as a return of capital recorded through equity. Additionally, we reclassified $977,000 that was previously recorded as a receivable from a stockholder as a return of capital recorded through equity.

18.    SUBSEQUENT EVENTS

Sale of Substantially All Assets and Termination of Business

On February 20, 2015, the Company entered into, and simultaneously closed, the Purchase Agreement with Las Vegas Convention and Visitors Authority, a local governmental entity of the State of Nevada. Pursuant to the Purchase Agreement, Buyer purchased certain assets of the Company, including the real property located at 2901 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and all structures and improvements located on the property, and certain other assets for a total purchase price of up to $182.5 million.

The Purchase Agreement generally provides that the Company will terminate its business operations within 180 days of the close of the Transaction. The Company will be responsible for the Business Closure, and the Buyer will take possession of the Property once there are only minimal assets remaining on the premises. A portion of the Purchase Price has been deposited with a third-party escrow agent under an Escrow Agreement. Part of the escrowed amounts will be released to the Company upon completion of the Business Closure, while a larger portion will be available to pay the costs of the Business Closure, as discussed more fully in the Purchase Agreement.

In order to provide the Company with access to the Property and time to complete the Business Closure, at the close of the Transaction, ROC and the Buyer entered into a Lease Agreement, pursuant to which ROC leases the Property from the Buyer for the sole purpose of winding down operations. The Lease will be in effect for the duration of the Business Closure and will expire automatically when the Business Closure is complete. In addition, the Company has guaranteed the payment and performance of ROC’s obligations under the Lease by executing a Lease Guaranty concurrently with ROC’s execution of the Lease and the closing of the Transaction.

The Company entered into a Business Closure Agreement with Paragon Riviera LLC, a Nevada limited liability company, on February 20, 2015. Paragon previously managed the operations of the Company pursuant to the Management Agreement (defined below). Pursuant to the Closure Agreement, Paragon will conduct operations for and on behalf of ROC and will effect the Business Closure. Paragon will receive a monthly fee in connection with the Closure Agreement. The Company and Paragon were previously parties to the Resort Management Agreement, dated as of June 21, 2013, pursuant to which Paragon provided oversight of the executive level management at the Company and provided financial, marketing, business and organizational strategy services. The term of the Management Agreement was two years from the date of execution, unless earlier terminated in accordance with its terms and conditions. The Management Agreement was terminated prior to its expiration date upon the closing of the Transaction and the execution of the Closure Agreement. Paragon will receive certain fees in connection with the termination of the Management Agreement.

Promptly after the closing of the Transaction, the Company repaid all outstanding indebtedness owed under (i) the Series A Credit Agreement, dated as of April 1, 2011, by and among the Company, as borrower, certain subsidiaries of the

Company, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders party thereto, and (ii) the Series B Credit Agreement, dated as of April 1, 2011, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Cantor Fitzgerald Securities, as administrative agent, and the lenders party thereto. The terms of the Series A Credit Agreement and the Series B Credit Agreement are described in Note 9 to the consolidated financial statements.

On March 11, 2015, the Company announced the expected closure date of the Riviera Hotel & Casino as May 4, 2015 at noon.

Assets Held For Sale

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As there were substantive outstanding issues under negotiation among the parties to the Purchase Agreement near the closing date, all criteria were determined to be in place on February 12, 2015. Under ASC 360-10-45-13, as the criteria under ASC 360-10-45-9 were met after December 31, 2014, but before the financial statements were issued or were available to be issued, a long-lived asset shall continue to be classified as held and used in those financial statements when issued or when available to be issued.

Warrants

On February 12, 2015, three holders of our Class B Warrants exercised their Class B Warrants in full at the individual warrant exercise price of $0.01 (total stated aggregate exercise price of $0.03) and we issued to the holders an aggregate of 71,291 shares of Class B Non-Voting Common Stock as a result.

On February 13, 2015, one holder of our Class B Warrants exercised its Class B Warrant at the individual warrant exercise price of $0.01 (total stated aggregate exercise price of $0.01) and we issued to the holder 43,150 shares of Class B Non-Voting Common Stock as a result.

Liquidating Dividends

On February 23, 2015, after the closing of the Transaction, the Company paid liquidating dividends to its Class B Non-Voting Common Stock stockholders holding an aggregate of 9,419,982 shares in the aggregate amount of $90,997,026.

19.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table shows financial data for the periods indicated (In thousands except for per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Net Revenues	$21,729	20,830	20,647	19,683
Operating Income (Loss)	$709	(1,369)	(3,028)	(1,720)
Net Loss	$(2,282)	(4,499)	(6,281)	(5,117)
Basic loss per share	$(0.25)	(0.50)	(0.68)	(0.55)
Diluted loss per share	$(0.25)	(0.50)	(0.68)	(0.55)

2013
Net Revenues	$14,886	15,714	18,802	17,158
Operating Loss	$(4,884)	(4,604)	(2,785)	(3,262)
Net Loss	$(7,549)	(7,376)	(5,664)	(6,122)
Basic loss per share	$(0.84)	(0.82)	(0.63)	(0.67)
Diluted loss per share	$(0.84)	(0.82)	(0.63)	(0.67)